Form 10-Q
period 1993-12-26
PATTEN CORP
filed 1994-02-09
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

/X/  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For period ended December 26, 1993

                                       or

/ /  -   Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

Commission File Number:      0-19292

                               PATTEN CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                                                 03-0300793
    (State or other jurisdiction of                                   (I.R.S. Employer
     incorporation or organization)                                  Identification No.)

     5295 Town Center Road, Boca Raton, Florida                             33486
     (Address of principal executive offices)                             (Zip Code)

                                 (407) 391-6336
              (Registrant's telephone number, including area code)

                                      None
  (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of January 23, 1994, there were 17,785,017 shares of Common Stock, $.01 par value per share, outstanding.

                               PATTEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       PART I - FINANCIAL INFORMATION (1)


  ITEM 1.     FINANCIAL STATEMENTS                                                                    PAGE
                                                                                                      ----
              CONSOLIDATED BALANCE SHEETS AT
                   DECEMBER 26, 1993 AND MARCH 28, 1993   . . . . . . . . . . . . . . . . .             3

              CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                   ENDED DECEMBER 26, 1993 AND DECEMBER 27, 1992    . . . . . . . . . . . .             4

              CONSOLIDATED STATEMENTS OF OPERATIONS - NINE MONTHS
                   ENDED DECEMBER 26, 1993 AND DECEMBER 27, 1992    . . . . . . . . . . . .             5

              CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
                   ENDED DECEMBER 26, 1993 AND DECEMBER 27, 1992    . . . . . . . . . . . .             6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . .             8

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS    . . . . . . . . . . . . . . . . .            10


                                      PART II - OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22

  ITEM 2.     CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . .            22

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . .            22

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . .            22

  ITEM 5.     OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .            22

              EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24

(1) With the exception of the Consolidated Balance Sheet at March 28, 1993, which is audited, the accompanying interim Consolidated Financial Statements are unaudited but include all adjustments consisting only of normal recurring accruals and provisions for losses and write-downs which management considers necessary to present fairly the consolidated financial position of the Company as of December 26, 1993, the consolidated results of operations for the three and nine months ended December 26, 1993 and December 27, 1992 and the consolidated cash flows for the nine months ended December 26, 1993 and December 27, 1992.

The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                    (UNAUDITED)
                                                                                    DECEMBER 26,            MARCH 28,
      ASSETS                                                                            1993                   1993
                                                                                    ------------            ---------
      Cash and cash equivalents (including restricted cash of
        approximately $6.3 million and $5.6 million at December 26,
        1993 and March 28, 1993, respectively)  . . . . . . . . . . .              $  7,516,667           $  10,113,748
      Contracts receivable, net.  . . . . . . . . . . . . . . . . . .                 7,870,816               8,699,969
      Notes receivable, net.  . . . . . . . . . . . . . . . . . . . .                41,429,499              32,771,795
      Investment in securities. . . . . . . . . . . . . . . . . . . .                25,716,241              32,031,308
      Inventory, net. . . . . . . . . . . . . . . . . . . . . . . . .                42,880,161              31,125,859
      Property and equipment, net.  . . . . . . . . . . . . . . . . .                 3,673,004               3,914,226
      Debt issuance costs.  . . . . . . . . . . . . . . . . . . . . .                 1,728,361               1,289,285
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .                 4,848,918               2,907,227
                                                                                   ------------           -------------
        TOTAL ASSETS.   . . . . . . . . . . . . . . . . . . . . . . .              $135,663,667           $ 122,853,417
                                                                                   ============           =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .              $  1,757,012           $   1,854,023
      Accrued liabilities and other.  . . . . . . . . . . . . . . . .                 8,694,243              11,998,781
      Line of credit and notes payable. . . . . . . . . . . . . . . .                13,854,417              14,436,535
      Deferred income taxes.  . . . . . . . . . . . . . . . . . . . .                 2,960,081                 791,181
      Mortgage-backed notes payable.  . . . . . . . . . . . . . . . .                23,218,683              12,165,878
      Commitments and contingencies.  . . . . . . . . . . . . . . . .                       ---                     ---
      8.25% convertible subordinated debentures.  . . . . . . . . . .                34,739,000              34,739,000
                                                                                   ------------           -------------
        TOTAL LIABILITIES.  . . . . . . . . . . . . . . . . . . . . .                85,223,436              75,985,398


      SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value, 1,000,000 shares authorized;
        none issued.  . . . . . . . . . . . . . . . . . . . . . . . .                       ---                     ---
      Common stock, $.01 par value, 90,000,000 shares authorized;
        17,785,017 and 17,083,001 shares outstanding at
        December 26, 1993 and March 28, 1993, respectively.   . . . .                   177,850                 170,830
      Capital-in-excess of par value. . . . . . . . . . . . . . . . .                61,078,095              59,172,395
      Retained earnings (deficit).  . . . . . . . . . . . . . . . . .               (10,815,714)            (12,475,206)
                                                                                   ------------           -------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . .                50,440,231              46,868,019
                                                                                   ------------           -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .              $135,663,667           $ 122,853,417
                                                                                   ============           =============


See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                         ------------------------------------

                                                                                         DECEMBER 26,             DECEMBER 27,
                                                                                            1993                     1992
                                                                                         -----------              -----------

                 REVENUES:
                   Sales of real estate  . . . . . . . . . . . . . . . . . .           $14,203,746             $ 12,571,707
                   Interest income and other . . . . . . . . . . . . . . . .             2,141,100                2,038,696
                                                                                       -----------             ------------
                                                                                        16,344,846               14,610,403

                 COST AND EXPENSES:
                   Cost of real estate sold  . . . . . . . . . . . . . . . .             7,201,356                6,821,342
                   Selling, general and administrative expense . . . . . . .             6,109,696                5,651,479
                   Interest expense  . . . . . . . . . . . . . . . . . . . .             1,756,211                1,365,194
                   Provisions for losses and write-downs . . . . . . . . . .                80,000                1,350,000
                                                                                       -----------             ------------
                                                                                        15,147,263               15,188,015
                                                                                       -----------             ------------

                 Income (loss) from operations . . . . . . . . . . . . . . .             1,197,583                 (577,612)

                 Other income  . . . . . . . . . . . . . . . . . . . . . . .               205,245                1,235,206
                                                                                       -----------             ------------
                 Income before income taxes. . . . . . . . . . . . . . . . .             1,402,828                  657,594
                 Provision (benefit) for income taxes. . . . . . . . . . . .               533,075                 (206,233)
                                                                                       -----------             ------------

                 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .           $   869,753             $    863,827
                                                                                       ===========             ============

                 INCOME PER COMMON SHARE - PRIMARY AND
                   FULLY DILUTED:
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . .           $       .05             $        .05
                                                                                       ===========             ============

                 Weighted average number of common and common
                   equivalent shares used to calculate primary and fully
                   diluted net income per common share   . . . . . . . . . .            18,958,777               18,347,681
                                                                                       ===========              ===========





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                          ------------------------------------
                                                                                          DECEMBER 26,             DECEMBER 27,
                                                                                              1993                     1992
                                                                                          ------------             ------------

                 REVENUES:
                   Sales of real estate  . . . . . . . . . . . . . . . . .              $ 45,319,730              $ 41,267,018
                   Interest income and other   . . . . . . . . . . . . . .                 5,848,531                 8,684,782
                                                                                        ------------              ------------
                                                                                          51,168,261                49,951,800

                 COST AND EXPENSES:
                   Cost of real estate sold  . . . . . . . . . . . . . . .                21,930,211                22,657,176
                   Selling, general and administrative expense   . . . . .                18,913,029                16,926,167
                   Interest expense  . . . . . . . . . . . . . . . . . . .                 5,256,257                 5,905,341
                   Provisions for losses and write-downs   . . . . . . . .                   495,000                 1,450,000
                                                                                        ------------              ------------
                                                                                          46,594,497                46,938,684
                                                                                        ------------              ------------

                 Income from operations  . . . . . . . . . . . . . . . . .                 4,573,764                 3,013,116

                 Other income  . . . . . . . . . . . . . . . . . . . . . .                 1,133,868                 1,407,376
                                                                                        ------------              ------------
                 Income before income taxes  . . . . . . . . . . . . . . .                 5,707,632                 4,420,492
                 Provision for income taxes  . . . . . . . . . . . . . . .                 2,168,900                 1,537,087
                                                                                        ------------              ------------

                 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .              $  3,538,732              $  2,883,405
                                                                                        ============              ============

                 INCOME PER COMMON SHARE - PRIMARY AND
                   FULLY DILUTED:
                 Net income  . . . . . . . . . . . . . . . . . . . . . . .              $        .19              $        .16
                                                                                        ============              ============

                 Weighted average number of common and common
                   equivalent shares used to calculate primary and fully
                   diluted net income per common share   . . . . . . . . .                18,689,583                18,291,521
                                                                                        ============              ============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                    --------------------------------------
                                                                                    DECEMBER 26,               DECEMBER 27,
                                                                                       1993                        1992
                                                                                    -----------                -----------
                 CASH FLOW FROM OPERATING ACTIVITIES:
                   Cash received from customers including cash
                    collected as servicer of notes receivable
                    to be remitted to investors  . . . . . . . . . . . . . . .     $35,795,350               $   30,069,072
                   Interest received   . . . . . . . . . . . . . . . . . . . .       3,835,963                    6,103,040
                   Cash paid for land acquisitions and real estate
                    development  . . . . . . . . . . . . . . . . . . . . . . .     (20,383,843)                 (10,224,505)
                   Cash paid to suppliers, employees and sales
                    representatives  . . . . . . . . . . . . . . . . . . . . .     (20,505,249)                 (19,266,898)
                   Interest paid   . . . . . . . . . . . . . . . . . . . . . .      (4,994,723)                  (6,971,444)
                   Net income taxes (paid)/recovered   . . . . . . . . . . . .      (2,140,603)                     135,579
                   Proceeds from sales of notes receivable   . . . . . . . . .             ---                       49,535
                   Proceeds from legal settlements   . . . . . . . . . . . . .         797,015                          ---
                   Proceeds from amortization of other receivables . . . . . .             ---                      684,549
                   Proceeds from borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . . . . . . .      15,473,364                    7,070,334
                   Proceeds from sale of Class A REMIC Certificates,
                    net of transaction costs and amount paid to
                    repurchase notes receivable  . . . . . . . . . . . . . . .             ---                   64,518,404
                   Proceeds from sale of Class B REMIC Certificates                  8,352,973                          ---
                   Payments on borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . . . . . . .      (4,420,559)                 (60,109,022)
                                                                                  ------------                -------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .      11,809,688                   12,058,644
                                                                                  ------------                -------------
                 CASH FLOW FROM INVESTING ACTIVITIES:
                   Net cash flow from purchases and sales of
                    property and equipment   . . . . . . . . . . . . . . . . .        (484,311)                     389,543
                   Additions to other long-term assets   . . . . . . . . . . .        (801,770)                    (172,829)
                                                                                  ------------               --------------
                 NET CASH FLOW PROVIDED/(USED) BY INVESTING ACTIVITIES . . . .      (1,286,081)                     216,714
                                                                                  ------------               --------------
                 CASH FLOW FROM FINANCING ACTIVITIES:
                   Borrowings under line of credit facility  . . . . . . . . .       1,002,152                          ---
                   Payments under line of credit facility  . . . . . . . . . .        (583,478)                  (2,070,926)
                   Payments under repurchase agreement   . . . . . . . . . . .      (6,500,000)                         ---
                   Borrowings under short-term secured debt facility . . . . .       6,500,000                          ---
                   Payments under short-term secured debt facility . . . . . .      (6,500,000)                         ---
                   Payments on other long-term debt  . . . . . . . . . . . . .      (7,072,842)                 (18,423,477)
                   Proceeds from exercise of employee stock options. . . . . .          34,456                          ---
                   Payment for dividends in lieu of fractional shares. . . . .            (976)                         ---
                                                                                   ------------               -------------
                 NET CASH FLOW USED BY FINANCING ACTIVITIES  . . . . . . . . .     (13,120,688)                 (20,494,403)
                                                                                   ------------               -------------
                 Net decrease in cash and cash equivalents . . . . . . . . . .      (2,597,081)                  (8,219,045)
                 Cash and cash equivalents at beginning of period  . . . . . .      10,113,748                   15,863,514
                                                                                   ------------              --------------
                 Cash and cash equivalents at end of period  . . . . . . . . .       7,516,667                    7,644,469
                 Restricted cash and cash equivalents at end of period . . . .       6,297,051                    5,302,368
                                                                                   ------------              --------------
                 Unrestricted cash and cash equivalents at end of period . . .     $ 1,219,616                    2,342,101
                                                                                   ============              ==============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                            NINE MONTHS ENDED
                                                                                  ---------------------------------

                                                                                  DECEMBER 26,          DECEMBER 27,
                                                                                     1993                   1992
                                                                                  ------------          ------------
 RECONCILIATION OF NET INCOME TO NET CASH FLOW
    PROVIDED BY OPERATING ACTIVITIES:
    Net income   . . . . . . . . . . . . . . . . . . . . . . . . .              $  3,538,732            $ 2,883,405
    Adjustments to reconcile net income to net
       cash flow provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . .                 1,277,856              1,307,609
        (Gain)/loss on sale of property and equipment  . . . . . .                  (173,901)               415,330
        Provision for losses and write-downs   . . . . . . . . . .                   495,000              1,450,000
        Loss on sale of Class B REMIC Certificates   . . . . . . .                   238,395                    ---
        Proceeds from borrowings collateralized
          by notes receivable net of principal repayments  . . . .                11,052,805            (53,598,128)
    (INCREASE)  DECREASE IN ASSETS:
      Contracts receivable   . . . . . . . . . . . . . . . . . . .                   829,153             (1,636,278)
      Investment in securities   . . . . . . . . . . . . . . . . .                 6,076,672             (1,829,006)
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,586,832             11,173,578
      Other assets   . . . . . . . . . . . . . . . . . . . . . . .                (1,947,780)              (603,710)
      Notes receivable   . . . . . . . . . . . . . . . . . . . . .                (9,931,427)            53,540,806
    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued liabilities and other   . . . .                (3,401,549)            (2,599,414)
      Deferred income taxes  . . . . . . . . . . . . . . . . . . .                 2,168,900              1,554,452
                                                                                ------------            -----------
 NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .              $ 11,809,688            $12,058,644
                                                                                ============            ===========

 SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing   . . . . . . . . . . .              $ 12,520,984            $ 7,291,013
                                                                                ============            ===========

      Inventory acquired through foreclosure,
       "insubstance foreclosure" or
       deedback in lieu of foreclosure   . . . . . . . . . . . . .              $    820,151            $ 2,711,627
                                                                                ============            ===========

      Revolving line of credit fee added  to
       mortgage-backed indebtedness  . . . . . . . . . . . . . . .              $        ---            $   500,000
                                                                                ============            ===========

      Investment in securities   . . . . . . . . . . . . . . . . .              $        ---            $15,836,662
                                                                                ============            ===========

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  RESULTS OF OPERATIONS

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses and write-downs which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. In addition, a non-recurring gain of approximately $797,000 attributable to the settlement of certain litigation is included in other income in the consolidated statement of operations for the nine months ended December 26, 1993. Other income for the three and nine month periods ended December 27, 1992 includes the recognition of a previously deferred gain in the amount of $1.3 million associated with the prior sale of the Company's interest in a joint venture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations for the three and nine month periods ended December 26, 1993 are not necessarily indicative of the results to be expected for the entire year.

2.  CONTINGENT LIABILITIES

The Company and its subsidiaries have sold notes receivable, which were originated through property sales, to banks and other institutional investors. In the event of default by an obligor of a note receivable, the Company and its subsidiary that sold the note would have direct responsibility, subject to limitations in certain cases, for satisfying any outstanding balance. In each case, a security interest in the property securing the note is maintained and the Company may repossess the property to satisfy the note.

At December 26, 1993, the Company was contingently liable for notes receivable sold aggregating $4.9 million. The principal balance of such loans more than 30 days past due totaled $33,966 or 0.7% delinquency. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan, based on the original purchase price. At such time, the Company will no longer be contingently liable.

3.  PROVISION FOR LOSSES

Provisions for losses on notes receivable and real estate held for sale are charged to operations when it is determined that the investment in such assets is impaired. Management reviews property held for sale, including real estate reacquired through foreclosure or deed in lieu of foreclosure, on a regular basis and considers such factors as economic conditions in the area where the parcel is located, recent selling prices of comparable parcels and estimated costs to dispose of the parcel in determining any required provisions for losses. The Company recorded a provision of $1.15 million for the write-down of inventory to estimated net realizable value during the nine months ended December 27, 1992 on property located predominately in the Northeast. No provision for the write-down of inventory was required for the nine months ended December 26, 1993.

The Company recorded provisions for loan losses totaling $495,000 and $300,000 for the nine months ended December 26, 1993 and December 27, 1992, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the provisions for loan losses and the write-down of inventory.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

4.  INVENTORY

The Company's inventory holdings are summarized below by product type.

                                                                    DECEMBER 26, 1993           MARCH 28, 1993
                                                                    -----------------           --------------
      LAND . . . . . . . . . . . . . . . . . . . . . . . . .         $  35,656,955             $  28,085,361

      MANUFACTURED/MODULAR HOMESITES (INCLUDING
        MANUFACTURED/MODULAR HOME COSTS OF $495,000 AND
        $0 AT DECEMBER 26, 1993 AND MARCH 28, 1993,
        RESPECTIVELY). . . . . . . . . . . . . . . . . . . .             5,129,236                 3,040,498

      TIMESHARE PROPERTY . . . . . . . . . . . . . . . . . .             2,093,970                       ---
                                                                     -------------             -------------
                                                                     $  42,880,161             $  31,125,859
                                                                     =============             =============


5.  SALE OF REMIC CERTIFICATES

The Company's wholly-owned subsidiary, Patten Receivables Finance Corporation VIII ("PRFC VIII") sold its Adjustable Rate REMIC Mortgage Pass-Through Certificates, Class B, Series 1992-1 for $8.4 million which was received on July 2, 1993. The loss on the sale of securities approximated $238,000 and is included as a reduction to interest income and other in the consolidated statement of operations for the nine months ended December 26, 1993. The Class B REMIC Certificates along with the Class C and R REMIC Certificates were originally retained by PRFC VIII in connection with the REMIC transaction completed in July, 1992 in which PRFC VIII sold $74.7 million of Adjustable Rate REMIC Mortgage Pass-Through Certificates, Class A, through a private placement.


6.  STOCK DIVIDEND

On August 16, 1993, the Company paid a 4% stock dividend to shareholders of record at the close of business on July 19, 1993 which represented the issuance of an additional 683,005 common shares. Because fractional shares were not issued, the Company also paid approximately $1,000 in the aggregate, to certain shareholders in lieu of fractional shares of stock. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statement of operations to give effect to the stock dividend, including retroactive restatement of the net income per common share amounts for the three and nine months ended December 27, 1992.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations include down payments on real estate sales which are financed, cash sales of real estate, principal and interest payments on the purchase money mortgage loans ("Receivables") arising from real estate sales and proceeds from the sale of, or borrowings collateralized by, Receivables. External sources of liquidity have historically included borrowings under secured and unsecured lines of credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development. The Company anticipates that it will continue to require external sources of liquidity to support its operations.

Net cash provided by the Company's operations was $11.8 million for the nine months ended December 26, 1993 and $12.1 million for the nine months ended December 27, 1992. The slight decrease in cash flow provided by operations was primarily attributable to increased levels of spending for land acquisitions, land development and income taxes, which were offset by increased cash collections from customers and proceeds from the sale of the Class B REMIC Certificates. Cash flows from the pledge of Receivables under credit facilities, net of repayments under such facilities, together with proceeds from the sale of senior class instruments through a REMIC transaction generated only slightly more in proceeds for the prior period versus the comparable period of the current year.

During the nine months ended December 26, 1993 and December 27, 1992, the Company received in cash $29.6 million or 64% and $22.6 million or 57%, respectively, of its sales of real estate that closed during these periods.
The increase in the percentage of cash received is attributable in part, to the Company's program directed at obtaining increased down payments on financed sales of real estate as well as encouraging cash sales through the structure of its compensation program for certain regional office personnel. In addition, the Company has relied more heavily on its relationships with local banks in certain regions to finance its sales to customers during the current fiscal period.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then sold or pledged to institutional lenders. The Receivable Subsidiaries are generally advanced between 75% and 90% of the face amount of the mortgage notes by lenders. The Company has also directly sold Receivables to banks or other institutional investors. The Company is subject to certain obligations and has certain contingent liabilities with respect to the Receivables sold. See Note 2 to the Consolidated Financial Statements included under Item 1, Part I. During the nine months ended December 26, 1993 and December 27, 1992, the Company raised $23.8 million and $81.8 million, respectively, from the pledge and sale of Receivables. Included in the $81.8 million for the nine months ended December 27, 1992 is $74.7 million which represents gross proceeds from the sale of senior class instruments from a REMIC transaction completed in July, 1992.

The Company has a revolving credit facility of $20.0 million secured by Receivables with a financial institution. Under the terms of this facility, the Company is advanced proceeds equal to 90% of the outstanding principal balance of the pledged Receivables. In the event that pledged Receivables become more than 90 days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions have not been material. The interest rate charged under the facility is prime plus 2.0%. At December 26, 1993, the outstanding principal balance under the facility was $11.3 million. Accordingly, the Company has the ability to borrow up to an additional $8.7 million secured by up to $9.7 million of Receivables. The principal and interest payments received from the pledged Receivables are applied to the principal and interest due under this facility. Management is currently engaged in discussions to renew the revolver which expires in June, 1994. The indebtedness matures ten years from the date of the last advance.

The Company has a credit facility with another financial institution to receive aggregate advances up to $25.0 million secured by Receivables. Under the terms of this facility, the Company is advanced proceeds equal to 75% of the outstanding principal balance of the pledged Receivables. In the event that pledged Receivables become more than 60 days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions have not been material. The interest rate charged under the facility is 1.75% plus the greater of the prime rate or commercial paper rate as published in the Wall Street Journal. At December 26, 1993, the outstanding principal balance under this facility was $7.2 million and the Company had received $8.7 million in aggregate advances from the pledge of Receivables. The Company has the ability to borrow up to an additional $16.3 million secured by up to $21.7 million of Receivables. The principal and interest payments received on the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires in June, 1995. The indebtedness matures in June, 1998.

The Company has a $10 million credit facility with another financial institution secured by Receivables and inventory. Under the terms of this facility, the Company was advanced a one-time, initial funding of $850,000 collateralized by $1.7 million of certain, specifically identified Receivables. The Company is entitled to additional advances equal to 80% of the outstanding principal balance of future pledged Receivables and advances of up to $3 million secured by inventory to fund the acquisition and development of real estate. At December 26, 1993, the aggregate outstanding principal balance under this facility was $5.4 million. Accordingly, the Company has the ability to borrow up to an additional $4.6 million secured by Receivables and inventory. The principal and interest payments received from the pledged Receivables are applied to the principal and interest due under borrowings secured by Receivables. In addition, 55% of the contract price of land sales associated with pledged inventory are applied to the principal and interest due under borrowings secured by inventory. The facility expires in October, 1998.

In addition, the Company is finalizing the terms of a new credit facility with an existing lender to fund the development costs of its first timeshare project as well as the subsequent pledge of Receivables arising from timeshare sales. See further discussion of the Company's timeshare operations under "Uses of Capital" below.

During the nine months ended December 26, 1993 and December 27, 1992, the Company financed $12.5 million or 38% and $7.3 million or 42%, respectively, of its property inventory, including acquisition and development costs.

In addition to the sources of capital available under credit facilities totaling $29.6 million as discussed above, the balance of the Company's unrestricted cash and cash equivalents was $1.8 million at January 23, 1994 and $1.2 million at December 26, 1993. Based upon credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has adequate financial resources to satisfy its capital requirements.

Uses of Capital. The Company's capital resources, both internal and external, are used to support the Company's operations, including the acquisition and development of real estate, financing customer purchases, meeting operating expenses and satisfying the Company's debt obligations.

The Company's net inventory was $42.9 million at December 26, 1993 and $31.1 million at March 28, 1993. The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate. In this connection, inventory levels in the Midwest, Southwest and West have increased to accommodate expanded sales efforts. The Company intends to continue to decrease its inventory levels in the Northeast.

With respect to inventory owned as of December 26, 1993, the Company requires capital to (1) improve land intended for primary homesite or other leisure use by purchasers, (2) fund its manufactured housing program in select sites, and
(3) develop timeshare property.

Land   Costs to improve land typically include expenditures for road construction, surveys and engineering fees.

Manufactured Homes   The Company entered into a dealer agreement with a
national builder of manufactured homes. Under the agreement, the Company purchases the unit from the builder (utilizing external sources of capital from a financial institution), when a purchase and sale agreement is executed between the Company and a customer. Proceeds received at closing are used to repay the debt obligation to the financial institution. The Company also expends capital on other infrastructure costs, including road construction, surveys and engineering fees.

Timeshare Property   In November, 1993 the Company purchased property in
Gatlinburg, Tennessee for the site of its first timeshare project. The project is anticipated to include approximately 150 units. The destination-oriented project is in close proximity to various attractions including the Smokey Mountain National Park System. The amenities of the project are intended to include an exercise/fitness center, pool and certain other recreational facilities. Units will be sold prior to the completion of construction. The Company is finalizing the terms of a new credit facility with an existing lender for development costs of the project as well as the subsequent pledge of Receivables arising from sales. The units will be sold over an anticipated five year term commencing in April, 1994.

The following table sets forth the estimated funds required to complete preparation for the retail sale of inventory owned as of December 26, 1993, by geographic region and product type. The estimated spending attributable to land holdings includes all development costs to complete properties for retail sale. With respect to the Company's manufactured/modular home operations, estimated funding needs include costs to complete all land development as well as costs required to finish those housing units on which construction has commenced. Projected spending on timeshare property represents funds required to complete Phase I, which is comprised of 18 units as well as certain infrastructure and amenities which will also serve subsequent phases of the development.

                                                                 MANUFACTURED/
                                                                 MODULAR HOMES              TIMESHARE
  GEOGRAPHIC REGION                           LAND              INCLUDING SITES              PROPERTY
  -----------------                           ----              ---------------           -------------
  Northeast . . . . . . . . . .           $    742,853          $         ---            $         ---
  Mid-Atlantic  . . . . . . . .                534,287                    ---                      ---
  Southeast . . . . . . . . . .              1,906,903              2,932,682                      ---
  Midwest . . . . . . . . . . .              3,756,622                    ---                3,107,000
  Southwest . . . . . . . . . .              9,542,600                    ---                      ---
  West  . . . . . . . . . . . .                630,981                390,631                      ---
  Canada  . . . . . . . . . . .                 11,944                    ---                      ---
                                          ------------          -------------            -------------
  Totals  . . . . . . . . . . .           $ 17,126,190          $   3,323,313            $   3,107,000
                                          ============          =============            =============


The following tables set forth as of December 26, 1993 and March 28, 1993, property, net of valuation reserves, owned by the Company classified by major geographic area and intended use.

                                                                                 DECEMBER 26, 1993
                                                       ---------------------------------------------------------------------
                                                                                MANUFACTURED/MODULAR
                                                                                ----------------------           TIMESHARE
                 GEOGRAPHIC REGION                          LAND                HOMESITES     HOMES               PROPERTY
                 -----------------                     ------------             ----------- ----------         -------------
                 Northeast . . . . . . . . . .         $  4,933,165             $      ---    $    ---         $         ---
                 Mid-Atlantic  . . . . . . . .            5,767,923                    ---         ---                   ---
                 Southeast . . . . . . . . . .            7,106,965              4,223,390     312,608                   ---
                 Midwest . . . . . . . . . . .            5,724,521                    ---         ---             2,093,970
                 Southwest . . . . . . . . . .            6,578,287                    ---         ---                   ---
                 West  . . . . . . . . . . . .            5,152,946                411,153     182,085                   ---
                 Canada  . . . . . . . . . . .              393,148                    ---         ---                   ---
                                                       ------------             ----------    --------         -------------
                 Totals  . . . . . . . . . . .         $ 33,656,955             $4,634,543    $494,693         $   2,093,970
                                                       ============             ==========    ========         =============


                                                                        MARCH 28, 1993
                                                          ----------------------------------------
                                                                                    MANUFACTURED/
                                                                                      MODULAR
                 GEOGRAPHIC REGION                            LAND                   HOMESITES
                 -----------------                        -----------               -------------
                 Northeast . . . . . . . . . .            $ 5,704,551               $         ---
                 Mid-Atlantic  . . . . . . . .              4,726,845                         ---
                 Southeast . . . . . . . . . .              7,808,486                   3,040,498
                 Midwest . . . . . . . . . . .              2,140,237                         ---
                 Southwest . . . . . . . . . .              3,602,591                         ---
                 West  . . . . . . . . . . . .              3,654,255                         ---
                 Canada  . . . . . . . . . . .                448,396                         ---
                                                          -----------               -------------
                 Totals  . . . . . . . . . . .            $28,085,361               $   3,040,498
                                                          ===========               =============


The Company maintains inventory valuation reserves on a property-by-property basis which serve as contra assets against the historical cost of such parcels. The Company's inventory valuation reserve specifically includes the following components: (a) the difference between the historical cost and expected selling price of the inventory and (b) the costs associated with carrying the inventory. As parcels are sold, inventory is relieved from the balance sheet and a charge to cost of sales is recorded in the statement of operations at historical amounts. In addition, reserves are released and credited against cost of real estate sold and selling, general and administrative expense ("S,G&A" expense). During the nine months ended December 26, 1993, $720,594 and $959,536 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively, while during the nine months ended December 27, 1992, $4,180,531 and $1,259,093 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of real estate sold to all purchasers of its properties who qualify for such financing.
During the nine months ended December 26, 1993 and December 27, 1992, the Company received 36% and 43%, respectively, of its aggregate sales of real estate which closed during the period in the form of mortgage notes receivable. At December 26, 1993, $30.5 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $11.6 million were not pledged or encumbered. At March 28, 1993, $13.9 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $19.5 million were not pledged or encumbered.

At December 26, 1993, 2.8% or $1.2 million of the aggregate $42.1 million principal amount of Company-originated loans which were held by the Company were more than 30 days past due. At March 28, 1993, 5.5% or $1.8 million of the aggregate $33.4 million principal amount of Company-originated loans which were held by the Company were more than 30 days past due. The reduction in delinquency on Company-held loans is the direct result of an expanded collection effort by mortgage servicing personnel and enhanced credit underwriting procedures implemented by management during fiscal 1992 and 1993.

In the case of default by a customer on a mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. If the Company is unable to obtain a deed in lieu of foreclosure, the Company forecloses on the mortgage securing such note. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated net realizable value or the balance of the loan. Related costs incurred to reacquire, carry and dispose of the property are capitalized to the extent deemed recoverable.

The Company recorded loan loss provisions of $495,000 and $300,000 for the nine months ended December 26, 1993 and December 27, 1992, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis, considering historical frequency of default, loss experience and present and expected economic conditions. Net loan charge-offs and the quality of Receivables, as evidenced by non-accrual loans, are among the factors reviewed. The increase in provisions for loan losses recorded in the current nine month period was primarily attributable to the determination made by management that the estimated fair value of property securing certain troubled loans was less than the outstanding balance of the loans.

The following table outlines the Receivables held by the Company and the reserve for loan losses at the dates indicated. The reserve for loan losses as a percentage of Receivables has decreased in response to reduced delinquencies and improved performance of the portfolio.

                                   DECEMBER 26,          MARCH 28,           MARCH 29,            MARCH 31,
                                      1993                 1993                1992                  1991
                                   ------------          ---------           ---------            ---------
  Receivables...................  $ 42,105,686         $ 33,415,872       $ 104,865,965        $ 109,726,685

  Reserve for loan losses ......       676,187              644,077           2,173,425            2,804,133

  Reserve as percentage of
    Receivables.................          1.61%                1.93%               2.07%                2.56%



RESULTS OF OPERATIONS.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence and interest rates. Based upon the increase in the level of sales of real estate, management believes that general economic conditions are improving in many of its principal markets of operations. However, the real estate markets in the Northeast and Canada continue to remain depressed and the Company has experienced reduced levels of sales in the Mid-Atlantic region.

Comparison of Three Months Ended December 26, 1993 and December 27, 1992.

Sales of real estate increased 13.0% to $14.2 million for the three months ended December 26, 1993 compared to $12.6 million for the three months ended December 27, 1992.

The following table sets forth certain information regarding sales of parcels for the periods indicated.

                                                                     THREE MONTHS ENDED
                                                         ----------------------------------------
                                                          DECEMBER 26,                DECEMBER 27,
                                                             1993                        1992
                                                          ------------                ------------
  Number of parcels sold (1)  . . . . . . . . .                 559                         652

  Average sales price per parcel (1). . . . . .            $ 25,675                   $  18,027

  Gross margins on sales of real estate . . . .                  49%                         46%

  Percentage of closed sales financed
    by the Company (2)  . . . . . . . . . . . .                  35%                         42%

(1) Includes sales of real estate deferred under the percentage of completion method of accounting. The average sales price per parcel, net of the effects of deferred sales, was $24,403 and $19,311 for the three months ended December 26, 1993 and December 27, 1992, respectively. See table to follow outlining number of parcels sold by geographic region.

(2) Computed by dividing the aggregate dollar amount of financed sales of real estate that closed during the period by the aggregate dollar amount of total closed sales for the period. Since fiscal 1992, the Company has encouraged increased cash sales of real estate and increased down payments by customers in cases where Company financing is used.
     The Company's compensation for regional office personnel is structured to encourage such a program. Management believes this strategy has led to improved quality of its Receivables.

The improvement in the Company's gross margins for the three months ended December 26, 1993 is attributable to a greater percentage of real estate sales being generated outside of the Northeast where higher profit margins are realized. The acquisition of inventory is subject to the prior approval of the Company's investment committee. Since May, 1990, the Company has realized gross margins of approximately 57% on such approved acquisitions. However, the sale of certain inventory acquired prior to the formation of the investment committee or sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $4.9 million of net inventory holdings in the Northeast and $393,000 of net inventory holdings in Ontario, Canada.

The table set forth below outlines sales by geographic region for the three months ended on the dates indicated.

                                                                     THREE MONTHS ENDED
                                                    ------------------------------------------------------
                                                    DECEMBER 26, 1993                    DECEMBER 27, 1992
                                                    -----------------                    -----------------

                 GEOGRAPHIC REGION               AMOUNT             %                AMOUNT              %
                 -----------------               ------           ------             ------            ------
                 Northeast . . . . . .        $   455,250           3.2 %         $    508,539           4.0 %
                 Mid-Atlantic  . . . .          1,878,320          13.2              2,445,120          19.5
                 Southeast . . . . . .          2,799,543          19.7              1,746,617          13.9
                 Midwest . . . . . . .          2,402,677          16.9              1,448,049          11.5
                 Southwest . . . . . .          4,200,303          29.6              4,260,774          33.9
                 West  . . . . . . . .          2,396,410          16.9              2,162,608          17.2
                 Ontario, Canada . . .             71,243           0.5                    ---           ---
                                              -----------         -----           ------------         -----
                 Totals  . . . . . . .        $14,203,746         100.0 %         $ 12,571,707         100.0 %
                                              ===========         =====           ============         =====

        The table set forth below outlines the numbers of parcels sold and the average sales price per parcel by geographic region for the three months ended on the dates indicated.

                                                                           THREE MONTHS ENDED
                                                       ---------------------------------------------------------
                                                       DECEMBER 26, 1993                        DECEMBER 27, 1992
                                                       -----------------                        -----------------

                                                                     AVERAGE                                 AVERAGE
                                               NUMBER OF           SALES PRICE           NUMBER OF         SALES PRICE
                 GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)        PARCELS SOLD        PER PARCEL (1)
                 -----------------            ------------        --------------        ------------       --------------

                 Northeast . . . . . .             26               $ 17,510                 45               $ 11,404
                 Mid-Atlantic  . . . .             95                 19,059                138                 18,926
                 Southeast . . . . . .             92                 24,997                150                 11,644
                 Midwest . . . . . . .             92                 26,541                 50                 20,033
                 Southwest . . . . . .            184                 26,556                155                 24,024
                 West  . . . . . . . .             64                 37,272                114                 18,970
                 Ontario, Canada . . .              6                 11,874                ---                    ---
                                                  ---               --------                ---               --------
                 Totals  . . . . . . .            559               $ 25,675                652               $ 18,027
                                                  ===                                       ===

(1) Includes sales of real estate deferred under the percentage of completion method of accounting.

        The reduction in parcels sold in the Northeast geographic region (comprised of New York, New Hampshire, Maine, Vermont, Connecticut and Massachusetts) resulted in part from the effects of the continuing soft economy in that region and in part from the Company's ongoing effort to de-emphasize its operations in the Northeast in favor of a broader geographic distribution. The Company intends to continue to reduce inventory in the Northeast while increasing inventory in geographic areas with more stimulated real estate market conditions. Specifically, the Company has experienced significant increases in parcels sold in the Midwest and Southwest and intends to continue expansion in these areas subject to changing market conditions. The reduction in sales of parcels sold in the Mid-Atlantic geographic region resulted from decreased demand for certain properties in this market.

        The substantial increase in the average sales price per parcel from December 27, 1992 to December 26, 1993 in the Southeast was attributable, in large part, to the implementation of a revised marketing program directed at military personnel stationed at a defense site targeted for expansion by the Federal government. Prior to its revised marketing strategy, the Company had sold parcels at significantly reduced prices. The increase in the average sales price per parcel from December 27, 1992 to December 26, 1993 in the West was attributable to a shift in the location of property offered for sale to more resort oriented destinations which support greater land values.

Interest income increased 5% to $2.1 million for the third quarter of fiscal 1994 compared to $2.0 million for the third quarter of fiscal 1993. Interest earnings attributable to the Company's mortgage operations increased during the current quarter due to an increase in the average outstanding balance of Receivables. Such increase in earnings was offset by a decrease in the average interest rate earned on the Company's Receivables portfolio from 11.1% at December 27, 1992 to 10.9% at December 26, 1993. Interest earnings for the three months ended December 27, 1992 were favorably impacted by a $208,000 credit for interest associated with a tax refund.

S,G&A expense totaled $6.1 million and $5.7 million for the three months ended December 26, 1993 and December 27, 1992, respectively. As a percentage of total revenue, S,G&A expense was 37% and 39% for the comparable periods. The decrease in S,G&A expense as a percentage of total revenue for the third quarter of fiscal 1994 primarily reflects the 13% increase in sales of real estate for the current period without a corresponding increase in fixed corporate and field overhead. Selling expense, which includes advertising, marketing and commissions, totaled $2.7 million and $2.1 million for the periods ended December 26, 1993 and December 27, 1992, respectively. As a percentage of sales of real estate, such selling expense was 19% and 17% for the comparable periods. The increase in selling expense as a percentage of sales of real estate for the current period was attributable to higher levels of spending for advertising. General and administrative expense totaled $3.4 million and $3.6 million for the three months ended December 26, 1993 and December 27, 1992, respectively. The decrease in general and administrative expense was attributable to overhead reductions approximating $230,000 associated with the Company's mortgage operations.

Interest expense totaled $1.8 million and $1.4 million for the third quarters of fiscal 1994 and 1993, respectively. The rise in interest expense was primarily attributable to increased borrowings under the Company's mortgage-backed credit facilities which increased from $12.2 million at December 27, 1992 to $23.2 million at December 26, 1993.

The Company recorded provisions for loan losses totaling $80,000 and $200,000 for the three months ended December 26, 1993 and December 27, 1992, respectively. The decrease is attributable to improved overall performance of Receivables evidenced by reduced delinquency and default rates. The Company also recorded a provision of $1.15 million for the write-down of inventory to estimated net realizable value during the third quarter of fiscal 1993. The provision related to inventory located predominately in the Northeast and resulted from management's determination to expedite marketing efforts on such property. No provision for the write-down of inventory was required for the third quarter of fiscal 1994.

Income from consolidated operations was $1.2 million for the three months ended December 26, 1993. Consolidated operations for the three months ended December 27, 1992 resulted in a loss of $578,000 due in large part, to the provision for write-down of inventory recorded during the period.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the third quarter of fiscal 1994 includes a gain of approximately $95,000 on the disposal of property and equipment. In addition, in September, 1993, the Company began offering credit life insurance to customers who financed their purchases of real estate. Accordingly, approximately $18,000 representing commissions earned on the sales of such credit life policies, net of associated expenses, is included in other income. Other income for the third quarter of fiscal 1993 includes the recognition of a previously deferred gain in the amount of $1.3 million associated with the prior sale of the Company's interest in a joint venture.

The Company recorded a tax provision of 38% of pre-tax income for the three months ended December 26, 1993. In the prior year, a tax benefit of $624,000 attributable to the favorable settlement of certain state tax issues was recorded, which was offset, to some extent, by a provision at 37% of the remaining pre-tax income.

Net income was $870,000 and $864,000 for the three months ended December 26, 1993 and December 27, 1992 respectively.

Comparison of Nine Months Ended December 26, 1993 and December 27, 1992.

Sales of real estate increased 10% to $45.3 million for the nine months ended December 26, 1993 compared to $41.3 million for the nine months ended December 27, 1992.

The following table sets forth certain information regarding sales of parcels for the periods indicated:

                                                                 NINE MONTHS ENDED
                                                       ---------------------------------------
                                                       DECEMBER 26,                DECEMBER 27,
                                                           1993                        1992
                                                       ------------                ------------
     Number of parcels sold (1)  . . . . . .               1,828                        1,991

     Average sales price per parcel (1)(2) .            $ 24,468                   $   20,794

     Gross margins on sales of real estate .                  52%                          45%

     Percentage of closed sales financed
       by the Company (3)  . . . . . . . . .                  36%                          43%

(1) Includes sales of real estate deferred under the percentage of completion method of accounting. The average sales price per parcel, net of the effects of deferred sales, was $24,364 and $20,727 for the nine months ended December 26, 1993 and December 27, 1992, respectively. See table to follow outlining number of parcels sold by geographic region.

(2) The average sales price per parcel for the nine months ended December 27, 1992 was increased by $646 from the sale of seven bulk parcels for an aggregate of $1.4 million. From time to time, management has determined it to be prudent to sell certain parcels in bulk and considers such factors as market conditions in the area in which the parcel is located and the estimated cost of carrying the inventory.

(3) Computed by dividing the aggregate dollar amount of financed sales of real estate that closed during the period by the aggregate dollar amount of total closed sales for the period.

The improvement in the Company's gross margins for the nine months ended December 26, 1993 is attributable to a greater percentage of real estate sales at higher profit margins being generated outside of the Northeast. All inventory acquisitions require the prior approval of the Company's investment committee. Since May, 1990, the Company has realized gross margins of approximately 57% on such approved acquisitions. However, the sale of certain inventory acquired prior to the formation of the investment committee or sales of inventory reacquired through foreclosure or deeds in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $4.9 million of net inventory holdings in the Northeast and $393,000 of inventory holdings in Ontario, Canada.

The table set forth below outlines sales by geographic region for the nine months ended on the dates indicated.

                                                                             NINE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                        DECEMBER 26 1993                           DECEMBER 27, 1992
                                                        ----------------                           -----------------

                 GEOGRAPHIC REGION                AMOUNT                  %                   AMOUNT                  %
                 -----------------               -------                ------                ------                -----
                 Northeast . . . . . .         $  1,648,900              3.6 %            $  3,075,638               7.5 %
                 Mid-Atlantic  . . . .            6,736,094             14.9                10,206,050              24.7
                 Southeast . . . . . .            6,540,393             14.4                 5,764,510              14.0
                 Midwest . . . . . . .            8,367,940             18.5                 5,095,018              12.3
                 Southwest . . . . . .           14,975,885             33.0                11,182,784              27.1
                 West  . . . . . . . .            6,894,080             15.2                 5,722,032              13.9
                 Ontario, Canada . . .              156,438              0.4                   220,986               0.5
                                               ------------            -----              ------------             -----
                 Totals  . . . . . . .         $ 45,319,730            100.0 %            $ 41,267,018             100.0 %
                                               ============            =====              ============             =====

The table set forth below outlines the number of parcels sold and the average sales price per parcel by geographic region for the nine months ended on the dates indicated.

                                                                            NINE MONTHS ENDED
                                                      ------------------------------------------------------------
                                                      DECEMBER 26, 1993                           DECEMBER 27, 1992
                                                      -----------------                           -----------------
                                                                      AVERAGE                                     AVERAGE
                                               NUMBER OF            SALES PRICE            NUMBER OF            SALES PRICE
                 GEOGRAPHIC REGION           PARCELS SOLD         PER PARCEL (1)         PARCELS SOLD         PER PARCEL (1)
                 -----------------           ------------         --------------         ------------         --------------
                 Northeast . . . . .               96               $ 17,176                  219               $  14,044
                 Mid-Atlantic  . . .              294                 21,281                  421                  24,648
                 Southeast . . . . .              262                 23,056                  382                  15,090
                 Midwest . . . . . .              335                 22,700                  216                  23,470
                 Southwest . . . . .              631                 25,811                  502                  22,255
                 West  . . . . . . .              198                 34,009                  235                  24,349
                 Ontario, Canada . .               12                 13,037                   16                  13,812
                                                -----               --------                -----               ---------
                 Totals  . . . . . .            1,828               $ 24,468                1,991               $  20,794
                                                =====                                       =====

(1) Includes sales of real estate deferred under the percentage of completion method of accounting.

The significant reduction in parcels sold in Ontario, Canada and in the Northeast geographic region (comprised of New York, New Hampshire, Maine, Vermont, Connecticut and Massachusetts) resulted in part from the effects of the continuing soft economy in that region and in part from the Company's ongoing effort to de-emphasize its operations in the Northeast in favor of a broader geographic distribution. The Company intends to continue to reduce inventory in the Northeast while increasing inventory in geographic areas with more stimulated real estate market conditions. Specifically, the Company has experienced a substantial increase in parcels sold through its operations in the Midwest and Southwest and intends to continue expansion in these areas subject to changing market conditions. The reduction in parcels sold in the Mid-Atlantic geographic region resulted from decreased demand for certain properties in this market.

The substantial increase in the average sales price per parcel from December 27, 1992 to December 26, 1993 in the Southeast was attributable, in large part, to the implementation of a revised marketing program directed at military personnel stationed at a defense site targeted for expansion by the Federal government. Prior to its revised marketing strategy, the Company had sold parcels at significantly reduced prices. The increase in the average sales price per parcel from December 27, 1992 to December 26, 1993 in the West was attributable to a shift in the location of property offered for sale to more resort oriented destinations which support greater land values.

In July 1992, the Company, through its wholly-owned subsidiary, PRFC VIII, transferred title to a mortgage pool of $90.5 million in aggregate principal amount of Receivables to the Patten Corporation REMIC Trust Series 1992-1. PRFC VIII sold $74.7 million in aggregate principal amount of Adjustable Rate REMIC Mortgage Pass-Through Certificates, Class A, in a private placement transaction. Pursuant to the 1992 REMIC, the Company or its affiliates acquired $15.8 million in aggregate principal amount of subordinated certificates evidencing $9.0 million of Class B Certificates and $6.8 million of Class C certificates. PRFC VIII has since sold the 1992 Class B Certificates; see Note 4 under Part 1, Item I of this quarterly report on Form 10-Q.

The REMIC transaction, which led to a non-recurring gain and in a decrease in the average outstanding balance of Receivables held by the Company, was the primary reason interest income decreased 33% for the nine months ended December 26, 1993 to $5.8 million from $8.7 million for the nine months ended December 27, 1992. In addition, interest income during the current nine month period was reduced by approximately $238,000 representing the difference between the carrying value of the 1992 Class B REMIC Certificates and the selling price. The average interest rate earned on the Company's Receivables portfolio has decreased from 11.1% at December 27, 1992 to 10.9% at December 26, 1993.

S,G&A expense totaled $18.9 million and $16.9 million for the nine months ended December 26, 1993 and December 27, 1992, respectively. As a percentage of total revenue, S,G&A expense was 37% and 34% for the comparable periods. The increase in S,G&A expense as a percentage of total revenue for the nine months ended December 26, 1993, partially reflects the decrease in interest income which resulted from the 1992 REMIC. Selling expense, which includes advertising, marketing and commissions, totaled $8.0 million and $6.7 million for the periods ended December 26, 1993 and December 27, 1992, respectively.
As a percentage of sales of real estate, such selling expense was 18% and 16% for the comparable periods. The increase in selling expense as a percentage of sales of real estate for the current period was attributable to a $183,336 reduction in the amount of inventory reserves being released as credits to selling expense coupled with increased spending for advertising. General and administrative expense totaled $10.9 million and $10.2 million for the nine months ended December 26, 1993 and December 27, 1992, respectively. The increase in general and administrative expense is attributable to increased compensation for certain employees in connection with the Company's improved profitability.

Interest expense totaled $5.3 million and $5.9 million for the nine months ended December 26, 1993 and December 27, 1992, respectively. This 11% decrease in interest expense was primarily attributable to a reduction in the average outstanding indebtedness for the current nine month period compared with the comparable period of fiscal 1993. The reduction in the average indebtedness was achieved through $60.8 million in repayments with a portion of the proceeds from the REMIC transaction completed in July, 1992. This was slightly offset by approximately $235,000 in non-refundable financing costs associated with a public debt offering withdrawn by the Company. The withdrawal was the result of alternative attractive sources of financing being obtained by the Company.

The Company recorded provisions for loan losses totaling $495,000 and $300,000 for the nine months ended December 26, 1993 and December 27, 1992, respectively. The increase is primarily attributable to the determination made by management that the estimated fair value of property securing certain troubled loans was less than the outstanding balance of such loans. The Company also recorded $1.15 million for the write-down of inventory to estimated net realizable value during the nine months ended December 27, 1992.

Income from consolidated operations was $4.6 and $3.0 million for the nine months ended December 26, 1993 and December 27, 1992, respectively. The increase was primarily attributable to increased sales of real estate and improved gross margins on such sales partially offset by reduced interest income net of interest expense and increased provisions for loan losses.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the nine months ended December 26, 1993 includes, among other items, non-recurring income of approximately $797,000 associated with the settlement of certain litigation. In September, 1993, the Company began offering credit life insurance to customers who financed their purchases of real estate. Commissions earned on sales of credit life policies were not material for the period ended December 26, 1993. Other income for the nine months ended December 27, 1992 includes, among other items, the recognition of approximately $1.7 million in income associated with a joint venture, offset by losses on the disposition of property and equipment.

The Company recorded a provision of 38% of pretax income for the nine months ended December 26, 1993. The tax provision for the nine months ended December 27, 1992 was comprised of $607,000 attributable to alternative minimum tax on the gain from the 1992 REMIC transaction, a tax benefit of $624,000 resulting from the favorable settlement of certain state tax issues and a provision at 37% of the remaining pre-tax income.

Net income was $3.5 million and $2.9 million for the nine months ended December 26, 1993 and December 27, 1992, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1. "Regulation" and Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1993.  There has been no material change in the status of such proceedings.

ITEM 2.  CHANGES IN SECURITIES

         On June 25, 1993, the Company declared a 4% stock dividend covering 683,005 additional shares of its common stock which was paid on August 16, 1993 to shareholders of record at the close of business on July 19, 1993.  In connection with the stock dividend, approximately $1,000 in the aggregate was paid to certain shareholders of record in lieu of fractional shares.  The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of operations to give effect to the stock dividend, including retroactive restatement of the net income per common share amounts for the three and nine months ended December 27, 1992.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Special Meeting in Lieu of the Annual Meeting of Shareholders held on September 9, 1993, the shareholders voted to elect each of the following persons as directors of the Company:  Joseph C. Abeles, George F. Donovan, Ralph A. Foote,
         Frederick M. Myers, Harry S. Patten and Bradford T. Whitmore.

ITEM 5.  OTHER INFORMATION
         On October 1, 1993, the Board of Directors of the Company appointed George F. Donovan as President (effective October 5, 1993) and Chief Executive Officer (effective January 1, 1994) of the
         Company, with Harry S. Patten (who served as Chairman and Chief
         Executive Officer prior to Mr. Donovan's appointment) remaining as Chairman of the Board. On December 20, 1993, the Company entered into employment agreements with Messrs. Donovan and Patten. The complete text of each such employment agreement is attached hereto as Exhibit
         99(a) and Exhibit 99(b), respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)    Exhibits.

         99(a) Employment Agreement dated as of December 20, 1993 by and between the Company and George F. Donovan.

         99(b) Employment Agreement dated as of December 20, 1993 by and between the Company and Harry S. Patten.

         (b)    Report on Form 8-K
                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    PATTEN CORPORATION


Date:  February 7, 1994                                     By:     /S/ GEORGE F. DONOVAN
                                                                    ---------------------
                                                                    George F. Donovan
                                                                    President and
                                                                    Chief Executive Officer


Date:  February 7, 1994                                     By:     /S/ ALAN L. MURRAY
                                                                    ------------------
                                                                    Alan L. Murray
                                                                    Treasurer and Chief Financial Officer
                                                                    (Principal Financial Officer)

Date:  February 7, 1994                                     By:     /S/ DANIEL C. KOSCHER
                                                                    ---------------------
                                                                    Daniel C. Koscher
                                                                    Vice President, Assistant Secretary
                                                                    and Chief Accounting Officer
                                                                    (Principal Accounting Officer)




                              PATTEN CORPORATION
                        Quarterly Report on Form 10-Q
                                Exhibit Index


Exhibit                          Description of Exhibit
- - -------                          ----------------------
99(a) Employment Agreement dated as of December 20, 1993 by and between the Company and George F. Donovan.

99(b) Employment Agreement dated as of December 20, 1993 by and between the Company and Harry S. Patten.