Form 10-K
period 1994-03-27
PATTEN CORP
filed 1994-06-22
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

                    For the fiscal year ended March 27, 1994

                                       or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

                         Commission File Number 0-19292

                               PATTEN CORPORATION
             (Exact name of registrant as specified in its charter)

        Massachusetts                                        03-0300793
   (State or other jurisdiction                           (I.R.S. employer
 of incorporation or organization)                       identification no.)

                5295 Town Center Road, Boca Raton, Florida 33486
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (407) 391-6336

          Securities Registered Pursuant to Section 12(b) of the Act:



   Title of each class                               Name of each exchange on which registered
   -------------------                               -----------------------------------------
Common Stock, $.01 par value                          New York Stock Exchange, Pacific Stock Exchange
8-1/4% Convertible Subordinated Debentures due 2012   New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---        ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained in the definitive proxy statement incorporated by reference into Part III of
this Form 10-K. [   ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant:

         $58,944,711 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 13, 1994 (or $3.25 per share) and assuming conversion of $28,543,000 principal amount of 8 1/4% Convertible Subordinated Debentures at a conversion rate of $9.09 per share. The $58,944,711 includes 4,400,453 shares of Common Stock held by Franklin Resources, Inc. or its wholly-owned subsidiaries ("Franklin"), including 302,200 shares issuable upon conversion of $2,747,000 aggregate principal amount of 8 1/4% Convertible Subordinated Debentures. Shares held by Franklin represent holdings as reported on the most recent Form 13(G) filed with the Securities and Exchange Commission, retroactively adjusted to reflect a 4% stock dividend paid on May 31, 1994.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
         Class                                      as of June 13,1994
         -----                                      ------------------
 Common Stock, $.01 par value                           18,507,050

                      DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the registrant's annual report to shareholders for the fiscal year ended March 27, 1994 are incorporated by reference into Part II hereof and specifically identified portions of the registrant's definitive proxy statement to be filed for its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on July 27, 1994 are incorporated by reference into Part III hereof.

                               PATTEN CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                                                        PAGE

Item 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Summary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
                 Acquisition of Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
                 Marketing and Sale of Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .       8
                 Customer Financing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
                 Loan Underwriting  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
                 Collection Policies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
                 Sales of Loans/Pledging of Loans . . . . . . . . . . . . . . . . . . . . . . . . .      12
                 Loan Servicing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
                 Customer Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
                 Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
                 Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
                 Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 2. PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15


                                                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 6. SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Item 9. CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                                                PART III


                                                                                                          PAGE

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

Item 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

                                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

Financial Statement Schedules -- Schedule II - Amounts Receivable From Related Parties and
Indemnitees, Promoters and Employees Other Than Related Parties . . . . . . . . . . . . . . . . . .        23

Schedule X - Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . . . .        24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25


                                     PART I


ITEM 1.  BUSINESS.

SUMMARY

Patten Corporation, together with its subsidiaries, (the "Company") is the successor to a business that was formed by Harry S. Patten in 1966. The Company's primary business is to acquire undeveloped rural properties ranging in size from approximately 30 to 8,000 acres and to subdivide those properties into parcels typically one to 35 acres in size. The Company markets and sells the subdivided parcels primarily to residents of metropolitan areas who seek to own rural land to satisfy a desire for property ownership and recreational activities such as hunting, fishing, camping, and for possible future vacation, retirement or primary homesites. Historically, the Company has not built on or otherwise developed the land it sells. However, in fiscal 1994, the Company introduced a housing program in the Southwestern, Southeastern and Western regions of the United States with plans to expand this program in fiscal 1995. Additionally, in fiscal 1994, the Company purchased property in Gatlinburg, Tennessee, for the site of its first timeshare project. The housing program and timeshare project target markets comparable to the Company's primary business. At March 27, 1994, the Company had 197 properties consisting of 3,803 parcels and approximately 17,800 acres located in 26 states and the Province of Ontario, Canada.

Since 1989, all acquisitions of land have required the prior approval of the Company's investment committee, which currently consists of the Chairman of the Board and four senior executive officers of the Company (the "Investment Committee"). The Company seeks to reduce its cash outlay and risks by making small down payments, generally 1% to 4% of the total purchase price, when contracting to acquire properties and by completing as many preparations for resale as possible before actually completing the purchase. Although the Company has historically acquired substantially all of the inventory it has placed under contract, its down payment and any preliminary development costs are the only amounts at risk if it fails to complete the purchase.

Prior to purchasing a property, the Company usually completes surveys, subdivision plans, soil testing and environmental testing, the scope of which is based upon the proposed use of the land. The Company reviews applicable environmental and zoning laws and regulations and seeks all necessary regulatory approvals to permit subdivision and sale of the property. After purchasing a property, the improvements necessary to comply with applicable regulations regarding the sale of subdivided lots, such as construction of roads and the provision of certain utilities, are frequently commenced. With regard to the housing operation, the Company expends capital on building materials and other related infrastructure costs with the Company's risk minimized by pre-selling houses prior to commencing construction. The Company also seeks to minimize its timeshare development risk. The Company commenced infrastructure and amenity development subsequent to purchasing the land for its first timeshare project and is pre-selling timeshare weeks by utilizing a model unit. Seller or bank financing is frequently obtained by the Company for the properties it purchases, and in some cases for development costs. Typically, such indebtedness is reduced by a predetermined percentage of the proceeds from the sale of individual parcels or units. During fiscal 1994 and fiscal 1993, the Company financed $12.8 million and $9.3 million, or 33.3% and 36.6%, respectively, of its property inventory, including acquisition and development costs.

The Company begins to market parcels as soon as practicable, with the sale of acquired properties typically being completed within two to 24 months from closing of the acquisition. The holding period may be extended in areas where the subdivision approval process is more complex. Sales of real estate in fiscal 1994, fiscal 1993 and fiscal 1992 were $63.4 million, $53.3 million and $45.1 million, respectively.

The Company offers up to 90% financing for buyers of its parcels and timeshare units who qualify for financing. The Company structures its sales and financing activities so that the purchase money mortgage loans (the "Receivables") arising from land sales and contracts for deed from timeshare sales may be pledged or sold in separate financing transactions to provide liquidity for the Company. This liquidity allows the Company to continue to provide financing for the sale of its parcels. During fiscal 1994 and fiscal 1993, the Company received in cash approximately $41 million and $28 million, or 65.9% and 56.3%, respectively, of the aggregate purchase price of the sales of properties which closed during these years, while financing the remaining amounts. Housing sales are financed by third party lenders.

The Receivables originated by the Company are typically packaged in portfolios and sold, utilized as collateral in financing transactions, or combined in pools that serve to support issuance of mortgage-backed securities, as either debt or pass-through securities collateralized or evidenced by interests in distributions from such specific pools. In three instances, the Company has elected to have the issuance of its mortgage-backed securities treated as Real Estate Mortgage Investment Conduits ("REMIC"s), which election permits favorable tax treatment to investors who purchase securities collateralized by, or representing undivided fractional interests in, mortgage obligations, which securities generally have different maturity terms and payment priorities.

The Company's continued growth depends upon obtaining outside sources of funding to finance new property purchases, fund operations, satisfy debt obligations and provide loans to purchasers of parcels. In the past, the Company has funded its activities through various sources, including borrowings under secured and unsecured lines of credit, sales of Receivables and the sale of debt and equity securities. These arrangements require the Company to comply with certain covenants and retain certain contingent liabilities. As of March 27, 1994, the Company had outstanding $34.7 million of 8 1/4% convertible subordinated debentures, $25.8 million in mortgage-backed notes payable and $11.5 million in lines of credit and notes payable, with an aggregate weighted average interest rate on all such indebtedness of 8.4%. The Company anticipates that it will continue to require external sources of funding. See
Item 7 under Part II below.

In response to economic and real estate market conditions, primarily in the Northeast, which adversely affected the Company's operations, the Company has actively pursued regional diversification, with greater emphasis on the Southeast, Southwest and West regions of the United States.

At March 27, 1994, the Company had 333 full-time and part-time employees. The Company's executive offices are located at 5295 Town Center Road, Boca Raton, Florida 33486. Its telephone number at such address is (407) 391-6336.

The Company's common stock is listed on the New York Stock Exchange ("NYSE") and on the Pacific Stock Exchange ("PSE") under the symbol "PAT." The Company's 8 1/4% convertible subordinated debentures due 2012 are also listed on the NYSE.

ACQUISITION OF INVENTORY

In order to provide centralized and uniform controls on the type, location and amount of inventory that the Company acquires, since 1989, all inventory acquisitions have required the approval of the Investment Committee, presently comprised of Harry S. Patten, Chairman of the Board, George F. Donovan, President and Chief Executive Officer, Alan L. Murray, Treasurer and Chief Financial Officer, Daniel C. Koscher, Vice President, Chief Accounting Officer and Assistant Secretary, and Patrick E. Rondeau, Vice President, Director of Legal Affairs and Clerk/Secretary. The Investment Committee reviews each proposed acquisition to determine whether the property to be acquired meets certain criteria. In the approval process, the Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. Since May 1990, sales of property approved by the Investment Committee have resulted in average gross margins of approximately 58%. Prior to the formation of the Investment Committee, the determination of whether to buy most properties was typically made by the Company's regional managers, together with one or more members of the Company's senior management.

The Company, through its regional offices, and subject to Investment Committee review and approval, typically acquires inventory that is located within one to five hours driving distance of metropolitan areas, are suitable for subdivision, have attractive topographical features and, based upon anticipated resale value, will result in an acceptable profit margin and cash flow to the Company. Properties acquired by the Company in fiscal 1994 ranged in size from 33 to 2,274 acres. Properties are generally subdivided for resale into parcels
ranging in size from one to 35 acres.   In fiscal 1994, the Company acquired
12,529 acres in 35 separate transactions with a total purchase price of $18.8 million, or $1,500 per acre. Seller or bank financing of $11.7 million, or 62% of the total purchase price, was obtained.

The Company has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company is generally in a favorable position to learn of available inventory. The Company's objective is to develop strong relationships with major property owners and brokers. Regional offices regularly contact such property owners, such as timber companies and financial institutions, as well as real estate brokers, by a combination of telephone, mail and personal visits. In addition, the Company occasionally places advertisements in local and national newspapers indicating an interest in acquiring land. To date, the Company's regional offices have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities.

Once an appropriate property is located, the Company begins performing due diligence procedures and enters into a purchase agreement with the seller. It is generally the Company's policy to advance only a small down payment, which typically ranges from 1% to 4% of the total purchase price, when signing a contract to acquire inventory and to limit the liquidated damages associated with properties under contract for purchase to the amount of its down payment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until all regulatory approvals for the subdivision and sale of land have been obtained. While local approvals are being sought, the Company will, in certain instances, engage in test marketing of the subdivided parcels and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempt to pre-sell parcels, subject to closing its purchase of the property. When substantially all approvals have been received, the closing on the property occurs and the Company obtains title. Typically, the time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the down payment and preliminary development costs, few purchase agreements have been canceled.

By requiring, in most cases, that all regulatory approvals be obtained prior to closing and by making small down payments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Company to reduce the time during which it actually owns specific properties, the market risk associated with holding real estate and the risk of acquiring property that may not be suitable for sale. It also provides a source of available properties to meet customer demand. In certain instances, however, the Company has acquired properties and then held such properties until their prime marketing seasons.

As of March 27, 1994, the Company had aggregate down payments of $739,500 associated with 18 properties under contract for purchase. Such properties represent 40,994 acres with an aggregate purchase price of $24.4 million, or $595 per acre.

Prior to closing on a purchase of inventory, the Company's policy is to complete its own environmental assessment of the property. The purpose of the Company's assessment is to evaluate the impact the proposed subdivision will have on such items as flora and fauna, wetlands, endangered species, open space, scenic vistas, recreation, transportation and community growth and character. To obtain this information, the Company's acquisition specialists typically consult with various groups and agencies including the appropriate county and state planning agencies, environmental groups, state heritage programs, soil conservation agencies and forestry groups. If the Company's environmental assessment indicates that the proposed subdivision meets environmental criteria and zoning, building, health and other laws, the Company develops a formal land use plan, which forms a basis for determining an appropriate acquisition price. The Company attempts, where possible, to accommodate the existing topographical features of the land, such as streams, hills, wooded areas, stone walls, farm buildings and roads. Prior to closing on an acquisition, the Company will typically have the property surveyed by a professional surveyor as well as have soil analyses conducted to determine the suitability of the site for septic systems. At closing, the Company obtains title insurance on the property.

The following table sets forth as of the periods indicated, the aggregate cost of property owned by the Company classified by major geographic region.

                                                MARCH 27, 1994                             MARCH 28, 1993
                                 -----------------------------------------      ------------------------------------
                                                                 INVENTORY                                 INVENTORY
                                                 TOTAL           VALUATION                     TOTAL       VALUATION
    GEOGRAPHIC REGION            ACRES           COST             RESERVE       ACRES          COST         RESERVE
    -----------------            -----          -------       ------------      -----       ----------     -----------
    Northeast . . . . . . .        1,242      $ 7,110,231      $ 2,523,180       1,717     $ 8,979,960     $3,275,409
    Mid-Atlantic  . . . . .        2,160        5,218,675           36,497       3,049       4,856,762        129,917
    Southeast . . . . . . .        1,429       13,135,384        1,932,971       3,409      13,768,159      2,919,175
    Midwest . . . . . . . .        1,723        7,532,470           50,555         908       2,198,219         57,982
    Southwest . . . . . . .        3,630        5,191,291            5,450       2,311       3,632,534         29,943
    West  . . . . . . . . .        7,384        6,102,910           14,950       8,471       3,669,354         15,099
    Ontario, Canada . . . .          224          386,584              ---         200         448,396            ---
                                  ------      -----------      -----------      ------      ----------     ----------
                                  17,792       44,677,545      $ 4,563,603      20,065      37,553,384     $6,427,525
                                  ======                       ===========      ======                     ==========
    Inventory valuation
      reserve   . . . . . .                   (4,563,603)                                  (6,427,525)
                                              -----------                                  -----------
    Inventory, net  . . . .                   $40,113,942                                  $31,125,859
                                              ===========                                  ===========


MARKETING AND SALE OF INVENTORY

In general, as soon as a property has been acquired and any appropriate improvements have been completed, the Company establishes selling prices for the individual parcels taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage and natural features such as lakes, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of parcels in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee.

The Company's most widely used marketing technique is advertisement in major newspapers in metropolitan areas located within a one to five hour drive from the property, as well as local newspapers. A sales representative knowledgeable about the property answers each call, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective customers inspect a property before purchasing. The Company also conducts direct mail campaigns to market property using brochures describing available parcels, as well as television and radio advertising. During fiscal 1994, the Company incurred $4.5 million in advertising expense, or 7.1% of sales of real estate, compared to $3.6 million incurred in advertising expense, or 6.8% of sales of real estate during fiscal 1993.

The success of the Company's marketing effort depends heavily on the knowledge and experience of its sales personnel, substantially all of whom are employees of the Company. The Company requires that prior to initiating the marketing effort for a property, every sales representative walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. The Company maintains continued training programs, including training with regional office sales managers, weekly sales meetings, and frequent meetings with an executive officer of the Company. Additionally, the sales staff are evaluated against performance standards as established by the executive officers of the Company. Substantially all of a sales representative's compensation is commission-based.

The Company requires its sales staff to provide each customer with a written disclosure statement regarding the real estate to be sold prior to the time the customer signs a purchase agreement. Either a U.S. Department of Housing and Urban Development ("HUD") lot information statement, where required, or a Company generated "Vital Information Statement" sets forth relevant information with respect to, and risks associated with, the property and is signed by every purchaser. The Company believes that each information statement contains all material and relevant information a customer requires to make an informed decision as to whether or not to purchase, such as availability and estimated cost of utilities, restrictions regarding property usage, status of access roads and information regarding rescission rights.

After deciding to purchase a parcel or unit, the buyer enters into a contract and pays the Company a deposit of at least 10% of the purchase price. It is the Company's policy to give all purchasers the right to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a land sale usually occurs two to eight weeks after payment of the deposit while a house sale closing may occur two to six months after payment of the deposit. Upon closing of a land or house sale, the Company delivers to the buyer a warranty deed and a recent survey of the property. For timeshare sales, the Company delivers a deed to the customer when the purchase price has been paid in full. Title insurance is available at the purchaser's expense.

The following table sets forth certain information regarding sales of parcels for the periods indicated.

                                                                                       YEARS ENDED
                                                               ----------------------------------------------------------

                                                                  MARCH 27,             MARCH 28,             MARCH 29,
                                                                     1994                  1993                  1992
                                                               -------------         -------------          -------------
                 Number of parcels sold (1)  . . . . . .             2,489 (2)             2,560                  2,151

                 Average sales price per parcel (1)  . .          $ 25,511 (2)          $ 21,368               $ 21,513

                 Average sales price per acre (1)  . . .             3,851 (3)             1,990                  2,392

                 Gross margins on sales of real estate .             51.5%                 46.7%                  36.3%

                 Percentage of closed sales financed
                   by the Company (4)  . . . . . . . . .             34.1%                 43.7%                  47.8%

(1) Calculated by adding back sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, net of the effects of deferred sales, was $25,468, $20,839 and $20,967 for fiscal 1994, 1993 and
     1992, respectively.

(2) Parcels sold in fiscal 1994 included 2,445 parcels sold from the Company's land operation and 44 parcels sold from the Company's housing operation. The average sales price of all parcels sold during fiscal 1994 excluding housing operation sales was $24,665. The average sales price of housing parcels including the housing unit during fiscal 1994 was $70,044.

(3) The aggregate acres sold in fiscal 1994 was approximately 16,459, including 16,342 acres sold from the land operation and 117 acres sold from the housing operation. The average sales price per acre excluding housing operations in fiscal 1994 was $3,690.

(4) Computed by dividing the aggregate dollar amount of financed sales of real estate that closed during the period by the aggregate dollar amount of total closed sales for the period.

The following tables below outline sales, parcels sold and average sales price per parcel by geographic region for the fiscal years indicated.

                               REAL ESTATE SALES
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED
                                    ---------------------------------------------------------------------------
                                      MARCH 27, 1994               MARCH 28, 1993             MARCH 29, 1992
                                    ------------------          -------------------        --------------------
     GEOGRAPHIC REGION              AMOUNT         %            AMOUNT          %          AMOUNT           %
     -----------------              ------       -----          ------        -----        ------          ----
     Northeast . . . . . . . .     $  2,034         3.2%       $  3,794         7.1%      $   7,596        16.8%
     Mid-Atlantic  . . . . . .        7,899        12.5          12,710        23.9          12,355        27.4
     Southeast . . . . . . . .        9,978        15.8           6,728        12.6           4,236         9.4
     Midwest . . . . . . . . .       10,645        16.8           6,222        11.7           5,118        11.4
     Southwest . . . . . . . .       24,244        38.2          16,015        30.0          10,938        24.3
     West  . . . . . . . . . .        8,432        13.3           7,710        14.4           4,214         9.3
     Canada  . . . . . . . . .          157          .2             170          .3             643         1.4
                                   --------       -----        --------      ------       ---------       -----
     Totals (1)  . . . . . . .     $ 63,389 (2)   100.0%       $ 53,349       100.0%      $  45,100       100.0%
                                   ========       =====        ========       =====       =========       =====



                PARCELS SOLD AND AVERAGE SALES PRICE PER PARCEL

                                                                 YEARS ENDED
                              --------------------------------------------------------------------------------------
                                  MARCH 27, 1994                 MARCH 28, 1993                MARCH 29, 1992
                             ------------------------      --------------------------     --------------------------
                                             AVERAGE                         AVERAGE                        AVERAGE
                               NUMBER OF    SALES PRICE      NUMBER OF     SALES PRICE      NUMBER OF     SALES PRICE
    GEOGRAPHIC REGION        PARCELS SOLD   PER PARCEL     PARCELS SOLD    PER PARCEL     PARCELS SOLD    PER PARCEL
    -----------------        ------------   ----------     ------------    ----------     ------------    ----------
    Northeast . . . . . . .       115        $ 17,687           251        $  15,018           366        $  20,754
    Mid-Atlantic  . . . . .       367          20,700           545           23,538           563           22,128
    Southeast . . . . . . .       376          26,537           439           15,227           252           16,808
    Midwest . . . . . . . .       437          22,767           279           23,049           225           24,741
    Southwest . . . . . . .       940          27,140           740           22,970           541           21,370
    West  . . . . . . . . .       242          34,180           292           26,785           180           23,409
    Canada  . . . . . . . .        12          13,037            14           12,101            24           26,805
                                -----        --------         -----        ---------         -----        ---------
    Totals (1)  . . . . . .     2,489 (2)    $ 25,511 (2)     2,560        $  21,368         2,151        $  21,513
                                =====        ========         =====        =========         =====        =========

(1) Calculated by adding back sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

(2) Fiscal 1994 sales of $63.4 million include 44 housing operation unit sales aggregating $3.1 million. The average sales price per parcel excluding housing operation sales during fiscal 1994 was $24,665. The average sales price of housing parcels including the housing unit during fiscal 1994 was $70,044. There were no timeshare in fiscal 1994.

The Company's gross margins were 51.5%, 46.7% and 36.3% for fiscal 1994, 1993 and 1992, respectively.

In fiscal 1994 and fiscal 1993, sales of real estate increased 18.8% and 18.3%, respectively, from sales during the prior year. Furthermore, the Company has experienced an improvement in sales of real estate from fiscal 1992 to fiscal 1994 in many of its operations outside of the Northeast. Sales remain depressed in the Northeast, where approximately 11.4% of the Company's net inventory at March 27, 1994, was located.

The Company merged seven of its Northeast subsidiaries into a new corporation. The new corporation has operated as Patten Liquidation Sales Corporation since March 29, 1993. The new corporation has availed itself of an exemption provided by HUD, which allows the cross referral of customers from one Northeast office to another.

Management believes this action will accelerate the liquidation of Northeast inventory, result in reduced advertising, selling and other disposal costs and the common promotion of substantially all of the Company's inventory in the Northeast.

CUSTOMER FINANCING

The Company offers financing of up to 90% of the purchase price of a parcel to all buyers of its properties who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during the last two years to finance their purchases over shorter terms and provide increased down payments. Management believes such strategy has improved the quality of its notes receivable during the last three fiscal years. During fiscal 1994, fiscal 1993 and fiscal 1992, the Company received in cash 65.9%, 56.3% and 52.2%, respectively, of the aggregate purchase price of the sale of real estate which closed during that period and financed the remaining amounts. Purchasers who utilize the Company's financing generally pay 10% to 50% of the purchase price of a parcel in cash and the balance is supported by a promissory note, secured by a first mortgage on the parcel sold. During fiscal 1994, the average down payment provided by customers who used Company financing was 21.5% of the purchase price of parcels. The promissory notes may be prepaid without penalty. As of March 27, 1994, the Company or its special purpose financing subsidiaries (the "Receivable Subsidiaries") held $42.9 million in Receivables net of reserves for loan losses from purchasers of parcels, representing 2,959 customers. As of March 28, 1993, the Company or its Receivables Subsidiaries held $32.8 million in Receivables net of reserves for loan losses from purchasers of parcels, representing 2,255 customers. See Note 8 and 9 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II from the Company's 1994 Annual Report to Shareholders. Approximately 92% of the principal amount of the Company's Receivables from customers bear interest at a variable rate, with rates up to 9.9% over the applicable index, subject to applicable usury laws. The Company believes its financing is attractive to purchasers because buyers find it convenient to handle all facets of the purchase of real estate through a single source and because down payments required by the Company are typically competitive with those required by banks and mortgage companies on similar properties when such institutions offer this type of credit.

At March 27, 1994, 3.3% of the aggregate $48.9 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a contingent liability were more than 30 days past due compared to 4.8% of the aggregate $40 million principal amount of such loans as of March 28, 1993. In cases of default, the Company may take title to the parcel in lieu of foreclosure. If the Company is unable to obtain a deed in lieu of foreclosure, the Company forecloses on the mortgage securing such note. The Company has been less successful reselling reacquired parcels located in the Northeast at historical profit levels, due primarily to soft real estate market conditions since fiscal 1990. The Company recorded loan loss provisions of $795,000 during fiscal 1994, $400,000 during fiscal 1993 and $780,000 during fiscal 1992, respectively. In fiscal 1994, the Company charged $797,113 against its reserve for loan losses to reflect the difference between the unpaid balance of non-performing notes receivable and the estimated net realizable value of the reacquired inventory, compared to $990,000 charged in fiscal 1993.

LOAN UNDERWRITING

The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its loan portfolio. The loan underwriting process includes reviewing the credit history, verifying employment, calculating certain debt-to-income ratios and, on a selective basis, conducting a telephone interview with the customer. The primary focus of the Company's underwriting is to determine the applicant's ability to repay the loan. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer and, if necessary, obtains current pay stubs and recent tax returns and other tax forms. Loans by the Company are made solely to finance real estate sold by the Company.

Customer financing requires the submission of a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the credit department located at the Company's corporate headquarters where all credit decisions are made. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters. Loan amounts of $50,000 or more require approval from a senior executive officer. In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by senior management. Customers are notified of the reasons for credit rejection by mail.

After the credit decision has been made, the credit department categorizes the file as either approved, pending or declined. Upon receipt of a credit approval, the regional office schedules the closing with the customer.
Closings are typically conducted at the office of the Company's local attorney or settlement agent, although in some cases the closing may take place by mail.

The Company encourages customers to increase their down payment and reduce the loan term through the structure of its loan programs. Customers receive a lower rate of interest as their down payment increases and the loan term shortens. Additionally, the Company encourages its customers to make timely payments through a pre-authorized payment arrangement. Customers who do not choose a pre-authorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate.

When the original closing documents are received from the closing agent, the Company verifies that the loan closed under terms approved by the Company's credit department. A complete quality control audit is performed to verify that required documents have been received and have been prepared and executed correctly. If any corrections are required, notification is sent to the regional office.

A loan file typically includes a copy of the signed security instrument, the mortgage note, a copy of the deed, Truth-in-Lending disclosure, purchase and sale agreement, credit application, local counsel opinion, Vital Information Statement or purchaser's acknowledgment of receipt of HUD lot information statement, HUD settlement statement and a copy of the assignment of mortgage and an original note endorsement from the Company's subsidiary originating the sale and the loan to the Company. After the initial closing documents are received, the recorded mortgage and assignment and original title insurance policy are required in order to complete the loan file.

COLLECTION POLICIES

With respect to delinquent mortgage loans, collection efforts and delinquency information are managed at the Company's corporate headquarters. Servicing of the mortgage portfolio is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is five days past due, at which time the Company mails a reminder letter. When an account reaches 10 days past due, attempts are made to contact the borrower via telephone to determine the reason for the delinquency and to attempt to bring the account current. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. If no agreement is made or the borrower does not abide by the agreement, collection efforts continue until the account is brought current or legal action is commenced. Under the terms of the promissory note executed by the borrower, the borrower is in default when the loan becomes 30 days delinquent. The Company declares the loan in default when the loan becomes 45 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery in such cases is determined to be through resale of the underling collateral and not through collection on the note) and the Credit and Collection Manager, Asset Recovery Specialist Manager and Vice President and Director of the Mortgage Department determine the action to be taken.

SALES OF LOANS/PLEDGING OF LOANS

Since 1986, the Company, primarily through its Receivables Subsidiaries, has sold or pledged substantially all of its mortgage loan originations, generally retaining the right and obligation to service the loans. Generally, the Company transfers the mortgage loans to the Receivables Subsidiaries, which in turn enter into institutional financing transactions or securitizations. The loans are typically sold with limited recourse, with the Company retaining limited contingent liability for defaults by borrowers. In the case of certain sales, the Company is only required to guarantee the repayment of a note until a portion of the amount due on the note is paid. In the case of loans pledged, the Company generally must repurchase or replace mortgage loans which are more than 90 days delinquent. At March 27, 1994, the Company was subject to limited recourse requirements on approximately $5.3 million of Receivables sold. The delinquency on such loans was immaterial at March 27, 1994.

The Company, through its Receivable Subsidiaries, completed two REMIC transactions in 1989 and 1992. A third REMIC transaction closed on May 11, 1994. Under the terms of these transactions, the Company has no obligation to repurchase the Receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the Receivables in the event that there is any material defect in the loan documentation and related representations and warranties. See Notes 8 and 9 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II from the Company's 1994 Annual Report to Shareholders.

LOAN SERVICING

Mortgage loan servicing includes collecting payments from borrowers and remitting such funds to the owners of or investors in such loans, accounting for loan principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. A servicer's obligation to provide mortgage loan servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all the loans it originates and retains the obligation and right with respect to substantially all the loans it sells. The Company typically receives a servicing fee of approximately .5% of the outstanding scheduled principal balance which is deducted from payments received on substantially all of the Company's servicing portfolio. At March 27, 1994, the Company's loan servicing portfolio totaled $131.8 million.

CUSTOMER SERVICE

The Company stresses customer satisfaction and maintains two full-time customer service representatives in its Boca Raton headquarters to respond to customer inquiries. In addition, an annual customer service survey is conducted which polls each customer who has purchased property in the last twelve months. At closing, purchasers are provided with a toll-free customer service phone number to facilitate any additional information requests.

REGULATION

The real estate industry is subject to extensive regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and timeshare interests and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to and approved by HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company believes that it is in compliance in all material respects with existing regulations. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals. The expansion of such regulation in recent years has increased the average time period from acquisition to sale of certain property and has imposed additional compliance costs.

The Company's customer financing activities are also subject to extensive regulation, which may include without limitation, Truth-in-Lending-Reg. Z, Fair Debt Collection Practices Act, Equal Credit Opportunity Act-Reg. B,

Electronic Funds Transfer Act-Reg. E, Home Mortgage Disclosure Act-Reg.
C, Unfair or Deceptive Acts or Practices-Reg. AA and Right to Financial Privacy Act. The Company believes that it is in compliance in all material respects with such regulations.

In fiscal 1988, the Company established regional operations in Ontario, Canada. The Company's operations in Canada are subject to compliance with all applicable Canadian federal and provincial environmental, zoning, financing and other statutes regarding the acquisition, subdivision, financing and sale of real estate. During fiscal 1994, 1993 and 1992, the Company's operations in Canada accounted for .3%, .3% and 1.4%, respectively, of the Company's total real estate sales during those periods.

Management is currently not aware of any pending regulatory contingencies that are expected to have a materially adverse impact on the Company.

COMPETITION

The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business, some of which are larger and have greater financial resources than the Company. Such competition may be generally smaller in more rural markets in which the Company operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as its experience in acquiring and selling recreational rural real estate. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and governmental agencies offering financing of real estate. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are competitive with those of other institutions which offer such financing.

PERSONNEL

As of March 27, 1994, the Company had 333 full-time and part-time employees, 66 of which are located at the Company's headquarters in Boca Raton, Florida and 267 employees including three divisional presidents, 18 regional and district managers, 150 sales personnel, 11 acquisition specialists and 85 administrative and other support personnel located in regional offices throughout the United States and Canada. None of the Company's employees is represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.

    Name                  Age            Position
    ----                  ---            --------
George F. Donovan          55     President and Chief Executive Officer
Alan L. Murray             47     Treasurer and Chief Financial Officer
Daniel C. Koscher          36     Vice President, Chief Accounting Officer and Assistant Secretary
Patrick E. Rondeau         47     Vice President, Director of Corporate Legal Affairs and Clerk/Secretary


GEORGE F. DONOVAN joined the Company as a Director in 1991 and was appointed President and Chief Operating Officer in October 1993 and Chief Executive Officer in December 1993. Mr. Donovan also has served as an officer of a number of other recreational real estate corporations, including Leisure Management International, of which he was President from 1991 to 1993. From 1989 to 1991, Mr. Donovan served as President and Chief Executive Officer of Thousand Trails, and from 1988 to 1989 he formed and operated the Donovan Companies.

ALAN L. MURRAY joined the Company in July 1990 and was elected Treasurer in September 1990. Mr. Murray was elected Chief Financial Officer in May 1991. Prior to joining the Company, Mr. Murray had previously held the position of President of Mount Holly, Inc. and Northeast Country Properties, Inc., practiced as a certified public accountant in southern Vermont and western Massachusetts, held the position of corporate controller of Felters Company and practiced as a certified public accountant in the audit department of Coopers & Lybrand.

DANIEL C. KOSCHER joined the Company in 1986. He served as Divisional Controller of the Company and subsequently as Director of Accounting until he became Vice President and Chief Accounting Officer in June 1990. Prior to his employment with the Company, Mr. Koscher held various accounting positions with the William Carter Company, a manufacturing company located in Needham, Massachusetts, and Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California. Mr. Koscher also held the position of audit agent for the State of Nevada.

PATRICK E. RONDEAU joined the Company in July 1990 and was elected Vice President and Director of Corporate Legal Affairs in September 1990 and Clerk/Secretary in February 1993. For more than five years prior to his employment with the Company, Mr. Rondeau was a senior partner of Freedmen, DeRosa & Rondeau, located in North Adams, Massachusetts, which firm serves as legal counsel to the Company on various matters.

The Company's By-Laws provide that except as otherwise provided by law or the charter and by-laws of the Company, the Chairman, President, Treasurer and the Clerk hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their respective successors are chosen and qualified and that all other officers hold office for the same period unless a shorter time is specified in the vote appointing such officer or officers.


ITEM 2.  PROPERTIES.

The Company's principal executive office is located in Boca Raton, Florida in approximately 14,000 square feet of leased space. On March 27, 1994, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of parcels of land. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees, occasionally involving charges of wrongful acts by the Company and its officers or other employees. The Company believes that substantially all of the above are incidental to its business. During fiscal 1994, the Company defended and settled approximately 23 claims, proceedings or disputes. The total cost of such defense and settlements was not material in amount. The Company currently is a party to approximately 20 claims, proceedings or disputes, some of which are in the early administrative or demand stage and have not yet resulted in civil lawsuits. Based upon the information available to it, the Company believes that it has various defenses to all of the charges and intends to vigorously defend each of the claims. However, the potential outcome or exposure of the Company with respect to these proceedings is not determinable at this time. See Note 11 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II from the Company's 1994 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is listed on the NYSE and on the PSE under the symbol "PAT." The Company's 8 1/4% convertible subordinated debentures due 2012 are also listed on the NYSE. The following table sets forth, for the periods indicated, the high and low sales price per share of common stock as reported on the NYSE.

Fiscal 1994 (1):                   High             Low
                                   ----             ---
         First Quarter  . . .    $3 7/8           $2 5/8
         Second Quarter . . .     4 1/8            3 1/8
         Third Quarter  . . .         5            3 1/8
         Fourth Quarter . . .         4            3 1/8

Fiscal 1993 (1):                   High             Low
                                   ----             ---
         First Quarter  . . .   $ 1 3/4          $ 1 5/8
         Second Quarter . . .     2 1/8            1 1/2
         Third Quarter  . . .     3 3/8                2
         Fourth Quarter . . .     4 1/8                3

(1) Because the 4% common stock dividends declared in June, 1993 and April, 1994 were not material in terms of number of shares issuable nor was the market price materially affected, no adjustment to the high or low sales prices has been made to the above table.

As of May 2, 1994, there were 2,017 registered holders of record of common stock and approximately 2,500 holders of common stock in "street name."

No cash dividends have been declared on the Company's common stock since the third quarter of fiscal 1990. The Company is restricted from paying cash dividends under the terms of certain of its debt instruments. See Note 6 to the Consolidated Financial Statements which are incorporated by reference into
Item 8, Part II from the Company's 1994 Annual Report to Shareholders.

The registrar and transfer agent for the Company's common stock is Mellon Securities Transfer Services of East Hartford, Connecticut 06105.

ITEM 6.  SELECTED FINANCIAL DATA.
The following table summarizes certain selected financial data with respect to the operations of the Company and its subsidiaries. The information provided should be read in conjunction with the Consolidated Financial Statements and related Notes which are incorporated by reference into Item 8, Part II from the Company's 1994 Annual Report to Shareholders.

                               PATTEN CORPORATION
                            SELECTED FINANCIAL DATA
                (Amounts in thousands except for per share data)

                                            MARCH 27,  MARCH 28,   MARCH 29,    MARCH 31,     APRIL 1,
                                             1994        1993        1992        1991 (3)     1990 (3)
                                           --------    --------    --------    ---------     ---------
      INCOME STATEMENT DATA
      ---------------------
      Sales of real estate .........         $63,389     $53,349    $ 45,100     $63,691     $ 101,195
      Interest Income (1)  .........           7,952      10,191      16,515      17,966        19,174
                                             -------     -------     -------     -------     ---------
       Total revenues ..............          71,341      63,540      61,615      81,657       120,369
      Income (loss) from
       operations ..................           6,778       3,604       1,089     (49,253)      (23,932)
      Net income (loss)  ...........           4,931       3,457       1,368     (32,189)      (12,894)
      Net income (loss)
       per common share -
      Primary and fully diluted                  .25         .18         .07       (1.82)         (.73)
      OPERATING DATA
      --------------
      Gross margin on sales of
       real estate (2) .............            51.5%       46.7%       36.3%       30.2%         46.8%
      Average sales price per period         $25,468     $20,839    $ 20,967     $24,217     $  24,273
      Number of parcels sold .......           2,489       2,560       2,151       2,630         4,169
      Average interest rate earned on
      notes receivable at period
      end ..........................            10.9%       11.0%       12.1%       13.9%         14.0%

      BALANCE SHEET DATA
      ------------------
      Notes receivable, net  .......         $42,882     $32,772    $102,304     102,693       106,923
      Inventory, net ...............          40,114      31,126      33,749      34,600        70,245
      Total assets .................         139,617     122,853     182,193     198,799       261,371
      Short-term debt  .............           ---         6,500       ---         ---           ---
      Current portion of lines
       of credit, notes payable and
       mortgage backed debt ........           5,741       5,684      13,503      16,549        22,298
      Long-term portion of lines
       of credit, notes payable and
       mortgage backed debt ........          31,556      14,418      76,209      89,969        96,524
       8 1/4% convertible
        subordinated debentures ....          34,739      34,739      34,739      34,739        34,739
      Shareholders' equity .........          51,854      46,868      43,378      42,010        74,183
      Cash dividends per common
      share.........................            ---         ---         ---         ---            .06
      Book value per common share...         $  2.91     $  2.74    $   2.54     $  2.46       $  4.35
      Shares outstanding at end
       of year (000's) .............          17,796      17,083      17,061      17,061        17,038
      ASSET QUALITY RATIOS
      --------------------
      Inventory valuation reserve
       to gross inventory (3) ......            10.2%       17.1%       29.6%       43.4%         12.9%
      Charge-offs net of recoveries
       to average loans ............             2.1%        2.1%        1.3%        1.5%           --
      Reserve for loan losses to
       period end loans ............             1.2%        1.9%        2.1%        2.6%           .5%

(1) Fiscal 1993 includes a $695,000 gain from the 1992 REMIC transaction.

(2) Gross margin is computed by reference to the difference between the sale price and the related cost of inventory, including the cost of improvements and amenities, divided by the sale price.

(3) During fiscal 1990 and 1991, the Company experienced a downturn in the market for real estate, particularly in the Northeast. Accordingly, significant provisions for the write-down of inventory to estimated net realizable value and estimated loan losses were recorded which contributed to substantial net losses in each fiscal year. The Company's operating results improved subsequent to fiscal 1991 due, in part, to the gradual improvement in the real estate market as well as the Company's program to liquidate inventory in the Northeast in favor of greater geographic diversification in markets less affected by adverse market conditions. The inventory reserve to gross inventory asset quality ratio has decreased in connection with the liquidation of the related inventory previously reserved for.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which is an exhibit hereto, is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and auditor's report appearing on pages 24 through 38 of the Company's 1994 Annual Report to Shareholders, which is an exhibit hereto, are incorporated by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning the directors of the Company provided under the headings "Election of Directors" and "Certain Transactions and Other Information" in the Company's definitive notice of annual meeting and proxy statement (the "Proxy Material") to be filed in connection with the Special Meeting in Lieu of Annual Meeting of Shareholders of the Company to be held on July 27, 1994 is incorporated herein by reference. Information concerning the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The present members of the Board of Directors of the Company are:

   Joseph C. Abeles, Trustee, Abel Associates Trust
   George F. Donovan, President and Chief Executive Officer, Patten Corporation Ralph A. Foote, Esq., Senior Partner, Conley & Foote
   Frederick M. Myers, Esq., Senior Partner, Cain, Hibbard, Myers & Cook
   Harry S. Patten, Chairman of the Board, Patten Corporation
   Stuart A. Shikiar, General Partner, Omega Advisors
   Bradford T. Whitmore, General Partner, Grace Brothers, Ltd.

SECTION 16 COMPLIANCE

Rule 16(a)-3 of the Securities Exchange Act of 1934 requires that, subject to certain exceptions, a statement of changes in beneficial ownership of securities of an issuer held by a director or officer be reported on Form 4 within ten (10) days after the end of the month in which the change occurs.

In November, 1993, Harry S. Patten, the Chairman of the Board of Directors of the Company, sold 23,300 shares of Common Stock. The transaction was reported to the Securities and Exchange Commission on Form 4 on January 7, 1994, twenty-eight (28) days after the required filing date.

ITEM 11.  EXECUTIVE COMPENSATION.

The information provided under the headings "Election of Directors," "Board of Directors and its Committees," "Executive Compensation" and "Certain Transactions and Other Information" in the Company's Proxy Material is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners: the information provided under the heading "Principal Stockholders," in the Company's Proxy Material is incorporated herein by reference.

(b) Security ownership of management: the information concerning beneficial ownership of the Company's common stock by its directors and executive officers provided under the headings "Election of Directors" and "Principal Stockholders" in the Company's Proxy Material is incorporated herein by reference.

(c)      Changes in control:  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with management and others: the information provided under the headings "Election of Directors," "Executive Compensation," "Principal Stockholders" and "Certain Transactions and Other Information" in the Company's Proxy Material is incorporated herein by reference.

(b) Certain business relationships: the information concerning relationships regarding directors, or nominees for director, that exist or have existed during the Company's fiscal year ended March 27, 1994 provided under the headings "Election of Directors" and "Certain Transactions and Other Information" in the Company's Proxy Material is incorporated herein by reference.

(c) Indebtedness of management: the information provided under the heading "Certain Transactions and Other Information" in the Company's Proxy Material and the information contained in Financial Statement
         Schedule II contained in this Annual Report on Form 10-K is incorporated herein by reference.

(d)      Transactions with promoters:  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following Consolidated Financial Statements of the Company and its subsidiaries and the auditor's report relating thereto, included in the Company's 1994 Annual Report to Shareholders on the pages indicated, are incorporated by reference into Item 8 hereto:

                                                                                                                  Page
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

Consolidated Balance Sheets as of March 27, 1994
and March 28, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24

Consolidated Statements of Income for
each of the three years in the period ended
March 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

Consolidated Statements of Cash Flows for
each of the three years in the period ended
March 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26-27

Consolidated Statements of Shareholders'
Equity for each of the three years in the
period ended March 27, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28-38

2. The following financial statement schedules of Patten Corporation and its subsidiaries are filed herewith on pages 23 and 24 and included in
         Item 14(a)(2):

Schedule II -    Amounts Receivable from Related Parties and Indemnitees,
                 Promoters, and Employees other than Related Parties

Schedule X -     Supplementary Income Statement Information

All other schedules to the Consolidated Financial Statements are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(3)  List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 25-26 hereof, which Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 11, 1994 reporting information under Item 5 of Form 8-K.

(c)  Exhibits.  See (a)(3) above.

(d)  Financial Statement Schedules.  See (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PATTEN CORPORATION
                                  (Registrant)

Date: June 21, 1994  By:  /s/  GEORGE F. DONOVAN
                         ------------------------------------------------
                           George F. Donovan, President and Chief Executive Officer

Date: June 21, 1994  By: /s/  ALAN L. MURRAY
                         ------------------------------------------------
                           Alan L. Murray, Treasurer and Chief Financial Officer
                           (Principal Financial Officer)

Date: June 21, 1994  By: /s/  DANIEL C. KOSCHER
                         ------------------------------------------------
                           Daniel C. Koscher, Chief Accounting Officer,
                           Vice President and Assistant Secretary
                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of June, 1994.

/s/  HARRY S. PATTEN                Chairman of the Board
- - - ---------------------------------
Harry S. Patten

/s/  GEORGE F. DONOVAN              President, Chief Executive Officer and Director
- - - ---------------------------------
George F. Donovan

/s/  ALAN L. MURRAY                 Treasurer and Chief Financial Officer
- - - ---------------------------------
Alan L. Murray                      (Principal Financial Officer)

/s/  DANIEL C. KOSCHER              Chief Accounting Officer, Vice President
- - - ---------------------------------   and Assistant Secretary
Daniel C. Koscher                   (Principal Accounting Officer)


/s/  JOSEPH C. ABELES               Director
- - - ---------------------------------
Joseph C. Abeles

/s/  RALPH A. FOOTE                 Director
- - - ---------------------------------
Ralph A. Foote

/s/  FREDERICK M. MYERS             Director
- - - ---------------------------------
Frederick M. Myers

/s/  BRADFORD T. WHITMORE           Director
- - - ---------------------------------
Bradford T. Whitmore

/s/  STUART A. SHIKIAR              Director
- - - ---------------------------------
Stuart A. Shikiar

                               PATTEN CORPORATION
                                  SCHEDULE II


SCHEDULE II -    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND INDEMNITEES,
                 PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

For each of the three years in the period ended March 27, 1994

                                                                                      BALANCE AT END OF PERIOD
                                    BALANCE AT                                        ------------------------
                                    BEGINNING         AMOUNTS          AMOUNTS
                                    OF PERIOD         ADDITION        COLLECTED        CURRENT       LONG TERM
                                    ---------        -----------     ------------     ----------     ---------
    Name of Debtor
    --------------
    Year ended March 29, 1992
    -------------------------
    Michael S. Patten and
    Michael T. Emmons (1) . . .     $  174,368       $       ---     $   36,591       $    3,807     $ 133,970
    Harry S. Patten and
    Willard A. Rhodes (1) . . .        211,027               ---         35,997           11,754       163,276
    Joseph R. O'Brien . . . . .        117,006               ---          4,877          112,129           ---

    Year ended March 28, 1993
    -------------------------
    Michael S. Patten and
    Michael T. Emmons . . . . .        137,777               ---          4,867           11,227       121,683
    Harry S. Patten and
    Willard A. Rhodes . . . . .        175,030               ---        130,348            3,627        41,055
    Joseph R. O'Brien . . . . .        112,129               ---         50,533           61,596           ---

    Year ended March 27, 1994
    -------------------------
    Michael S. Patten and
    Michael T. Emmons . . . . .        132,910               ---        107,981            2,491        22,438
    Harry S. Patten and
    Willard A. Rhodes . . . . .         44,682               ---         44,682              ---           ---
    Joseph R. O'Brien . . . . .         61,596             9,580             --           70,864           ---




(1) Notes secured by land purchased from Patten Corporation. The notes bear interest at an initial rate of 10% per annum, adjustable annually to a rate not in excess of prime plus 2% and have a term of 15 years.

                               PATTEN CORPORATION
                                   SCHEDULE X


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

For each of the three years in the period ended March 27, 1994

                                                                        YEARS ENDED
                                                    ----------------------------------------------------
                                                   MARCH 27, 1994     MARCH 28, 1993      MARCH 29, 1992
                                                   --------------     --------------      --------------
                 Advertising costs . . . . . .      $ 4,480,345        $ 3,641,947          $3,123,225
                                                    ===========        ===========          ==========
                 Taxes, other than payroll
                   and income taxes  . . . . .      $   742,304        $ 1,025,242          $  878,314
                                                    ===========        ===========          ==========


Amounts for maintenance and repairs and royalties are not presented as such amounts are less than 1% of total sales and revenues.

                               PATTEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX

                 EXHIBIT                                     DESCRIPTION OF EXHIBIT                                   PAGE
                 -------                                     ----------------------                                   ----
                 3.1        Restated Articles of Organization as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989)
                 3.2        By-laws of Registrant, as amended May 31, 1991 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 1991)
                 4.3        Form of Warrant Agreement among Registrant, Drexel Burnham Lambert Incorporated and
                            First Albany Corporation with form of Warrant Certificate attached (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File
                            No. 33-756)
                 4.4        Specimen of Common Stock Certificate (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File No. 33-13076)
                 4.6        Form of Indenture dated as of May 15, 1987 relating to the Company's 8 1/4% Convertible
                            Subordinated Debentures Due 2012,  including Form of Debenture (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File
                            No. 33-13753)
                 10.17      Registrant's 1988 Outside Directors Stock Option Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
                            March 31, 1987)
                 10.24      Form of Agreement dated June 27, 1989 between Registrant and Peoples Heritage Savings
                            Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
                            April 2, 1989)
                 10.27      Registrant's Second Amended and Restated 1985 Stock Option Plan (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File
                            No. 3-13753)
                 10.41      Pooling and Servicing Agreement dated September 15, 1989 among Patten Mortgage Trust I,
                            Patten Corporation, Patten Receivables Finance Corporation VII and Bankers Trust
                            Company as Trustee (incorporated by reference to exhibit of same designation to Current
                            Report on Form 8-K dated October 19, 1989)
                 10.47      Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by
                            Patten Receivables Finance Corporation VI, Greyhound Real Estate Finance Company and
                            Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 1, 1990)
                 10.53      Modification dated July 16, 1990 of Amended and Restated Loan and Security Agreement
                            entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI,
                            Greyhound Real Estate Finance Company and Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 1, 1990)
                 10.58      Amendment to the Security Agreement entered into as of March 23, 1991, by Patten
                            Receivables Finance Corporation VI, Greyhound Real Estate Finance Company and Patten
                            Corporation as Guarantor (incorporated  by reference to exhibit of same designation to
                            Annual Report on Form 10-K for the fiscal year ended March 31, 1991)
                 10.74      Waiver dated May 11, 1992 together with modification letter dated June 15, 1992 with respect to the Amended Security Agreement entered into as of March 23,1991 by Patten
                            Receivables Finance Corporation VI, Greyhound Real Estate Finance Company and Patten
                            Corporation as guarantor (incorporated by reference to exhibit of same designation to
                            Annual Report on Form 10-K for the fiscal year ended March 29, 1992)



                 EXHIBIT                                     DESCRIPTION OF EXHIBIT                                   PAGE
                 -------                                     ----------------------                                   ----

                 10.77      Registrant's Amended 1988 Outside Directors Stock Option Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 29, 1992)
                 10.79      Registrant's Retirement Savings Plan (incorporated by reference to Registration
                            Statement on Form S-8, File No. 33-48075)
                 10.81      Pooling and Servicing Agreement dated June 30, 1992 among Patten Corporation REMIC
                            Trust, Series 1992-1, Patten Corporation, Patten Receivables Finance Corporation VIII
                            and First Trust National Association as Trustee (incorporated by reference to exhibit of same designation in Registration Statement on Form S-2, File No. 33-61476)
                 10.82      Employment Agreement dated as of December 20, 1993 by and between Patten Corporation and George F. Donovan (incorporated by reference to exhibit of same designation  to
                            Quarterly Report on Form 10-Q for the period ended December 26, 1993)
                 10.83      Employment Agreement dated as of December 20, 1993 by and between Patten Corporation and Harry S. Patten (incorporated by reference to exhibit of same designation to
                            Quarterly Report on Form 10-Q for the period ended December 26,1993)
                 10.84      Pooling and Servicing Agreement dated as of April 15, 1994, among Patten Receivables
                            Finance Corporation IX, Patten Corporation, Patten Corporation REMIC Trust, Series
                            1994-1 and First Trust National Association, as Trustee
                 10.85      Loan and Security Agreement by and between Patten Corporation and Foothill Capital
                            Corporation dated as of October 29, 1993
                 10.86      First Amendment dated December 23, 1993 to Loan and Security Agreement by and between
                            Patten Corporation and Foothill Capital Corporation dated as of October 29, 1993
                 10.87      Loan and Security Agreement dated as of June 11, 1993 by and among Patten Receivables
                            Finance Corporation III, Patten Corporation and General Electric Capital Corporation
                 10.88      Amendment dated May 12, 1993 to  Amended and Restated Loan and Security Agreement
                            entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI,
                            Greyhound Real Estate Finance Company and Patten Corporation as Guarantor
                 10.89      Amendment dated February 18, 1994 to Amended and Restated Loan and Security Agreement
                            entered into as of January 9, 1990 by Patten Receivables Finance Corporation  VI,
                            Greyhound Real Estate Finance Company and Patten Corporation as Guarantor
                 11.1       Statement re:  Computation of Earnings Per Share (such information is incorporated by reference to the Statement of Income of the Consolidated  Financial Statements appearing on page 25 of the Company's 1994 Annual Report to Shareholders, which is an exhibit hereto)
                 13.1       1994 Annual Report to Shareholders (with the exception of the information incorporated by reference included in Items 7 and 8, the 1994 Annual Report to Shareholders is not
                            deemed filed as part of this Annual Report on Form 10-K)
                 18         Letter re:  Change in Accounting Principle (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 1, 1990)
                 23         Consent of Ernst & Young