Form 10-Q
period 1994-06-24
PATTEN CORP
filed 1994-08-10
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended June 26, 1994

                                      or

[ ]  -   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:           0-19292

                               PATTEN CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                        03-0300793
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

5295 Town Center Road, Boca Raton, Florida                    33486
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (407) 391-6336
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              ------     ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of July 24, 1994, there were 18,507,050 shares of Common Stock, $.01 par value per share, outstanding.

                               PATTEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION (1)

ITEM 1.     FINANCIAL STATEMENTS                                                                    PAGE
                                                                                                    ----
            CONSOLIDATED BALANCE SHEETS AT
                 JUNE 26, 1994 AND MARCH 27, 1994   . . . . . . . . . . . . . . . . . . .
                                                                                                      3
            CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                 ENDED JUNE 26, 1994 AND JUNE 27, 1993    . . . . . . . . . . . . . . . .
                                                                                                      4
            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
                 ENDED JUNE 26, 1994 AND JUNE 27, 1993    . . . . . . . . . . . . . . . .
                                                                                                      5
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . .
                                                                                                      7
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS    . . . . . . . . . . . . . . . . .             9


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


(1) With the exception of the Consolidated Balance Sheet at March 27, 1994, which is audited, the accompanying interim Consolidated Financial Statements are unaudited but include all adjustments consisting only of normal recurring accruals and provisions for losses which management considers necessary to present fairly the consolidated financial position of the Company as of June 26, 1994, the consolidated results of operations and consolidated cash flows for the three months ended June 26, 1994 and June 27, 1993.

The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                              (UNAUDITED)
                                                                                                 JUNE 26,              MARCH 27,
                 ASSETS                                                                            1994                   1994
                                                                                             -------------           -------------
                 Cash and cash equivalents (including restricted cash of
                   approximately $3.5 million and $5.0 million at June 26, 1994
                   and March 27, 1994, respectively)   . . . . . . . . . . . . .             $  12,925,365           $   9,308,047
                 Contracts receivable, net.  . . . . . . . . . . . . . . . . . .                10,689,710               9,928,602
                 Notes receivable, net . . . . . . . . . . . . . . . . . . . . .                32,154,590              42,881,842
                 Investment in securities  . . . . . . . . . . . . . . . . . . .                16,470,233              26,469,714
                 Inventory, net  . . . . . . . . . . . . . . . . . . . . . . . .                54,615,830              40,113,942
                 Property and equipment, net . . . . . . . . . . . . . . . . . .                 3,519,436               3,634,478
                 Debt issuance costs . . . . . . . . . . . . . . . . . . . . . .                 1,697,122               1,724,387
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                 4,965,260               5,556,201
                                                                                             -------------           -------------
                   TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .             $ 137,037,546           $ 139,617,213
                                                                                             =============           =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .             $   1,639,405           $   1,906,170
                 Accrued liabilities and other . . . . . . . . . . . . . . . . .                 7,564,398              10,079,007
                 Line of credit and notes payable  . . . . . . . . . . . . . . .                17,480,532              11,524,150
                 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                 4,631,199               3,742,928
                 Mortgage-backed notes payable . . . . . . . . . . . . . . . . .                17,853,922              25,772,299
                 Commitments and contingencies . . . . . . . . . . . . . . . . .                       ---                     ---
                 8.25% convertible subordinated debentures . . . . . . . . . . .                34,739,000              34,739,000
                                                                                             -------------           -------------
                   TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . .                83,908,456              87,763,554


                 SHAREHOLDERS' EQUITY
                 Preferred stock, $.01 par value, 1,000,000 shares authorized;
                   none issued   . . . . . . . . . . . . . . . . . . . . . . . .                       ---                     ---
                 Common stock, $.01 par value, 90,000,000 shares authorized;
                   18,507,050 and 17,795,974 shares outstanding at
                   June 26, 1994 and March 27, 1994, respectively  . . . . . . .                   185,070                 177,960
                 Capital-in-excess of par value  . . . . . . . . . . . . . . . .                63,670,165              61,099,625
                 Retained earnings (deficit) . . . . . . . . . . . . . . . . . .              ( 10,726,145 )         (   9,423,926 )
                                                                                             -------------           -------------
                 Total shareholders' equity  . . . . . . . . . . . . . . . . . .                53,129,090              51,853,659
                                                                                             -------------           ------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .             $ 137,037,546           $ 139,617,213
                                                                                             =============           =============



See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                       -------------------------------------
                                                                                         JUNE 26,                 JUNE 27,
                                                                                           1994                     1993
                                                                                       ------------            -------------
                 REVENUES:
                   Sales of real estate . . . . . . . . . . . . . . . . . . . . .      $22,044,489             $ 13,317,585
                   Interest income. . . . . . . . . . . . . . . . . . . . . . . .        1,450,924                1,743,619
                                                                                       -----------             ------------
                                                                                        23,495,413               15,061,204

                 COST AND EXPENSES:
                   Cost of real estate sold . . . . . . . . . . . . . . . . . . .       10,732,528                6,407,098
                   Selling, general and administrative expense. . . . . . . . . .        8,684,722                5,854,898
                   Interest expense . . . . . . . . . . . . . . . . . . . . . . .        1,785,317                1,580,818
                   Provision for losses . . . . . . . . . . . . . . . . . . . . .          165,000                  150,000
                                                                                       -----------             ------------
                                                                                        21,367,567               13,992,814
                                                                                       -----------             ------------

                 Income from operations . . . . . . . . . . . . . . . . . . . . .        2,127,846                1,068,390

                 Other income . . . . . . . . . . . . . . . . . . . . . . . . . .           38,667                  524,190
                                                                                       -----------             ------------
                 Income before income taxes . . . . . . . . . . . . . . . . . . .        2,166,513                1,592,580
                 Provision for income taxes . . . . . . . . . . . . . . . . . . .          888,270                  605,180
                                                                                       -----------             ------------

                 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,278,243             $    987,400
                                                                                       ===========             ============

                 INCOME PER COMMON SHARE - PRIMARY AND
                   FULLY DILUTED:
                 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       .07             $        .05
                                                                                       ===========             ============

                 Weighted average number of common and common
                   equivalent shares used to calculate primary and fully
                   diluted net income per common share  . . . . . . . . . . . . .       19,392,238               19,198,282
                                                                                       ===========             ============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                   ---------------------------------------
                                                                                      JUNE 26,                   JUNE 27,
                                                                                       1994                       1993
                                                                                   -------------             -------------
                 CASH FLOW FROM OPERATING ACTIVITIES:
                   Cash received from customers including net
                    cash collected as servicer of notes receivable
                    to be remitted to investors  . . . . . . . . . .               $  16,016,978             $   9,293,702
                   Interest received   . . . . . . . . . . . . . . .                   1,294,889                 1,185,432
                   Cash paid for land acquisitions and real estate
                    development  . . . . . . . . . . . . . . . . . .               (  15,585,949 )           (   4,911,304 )
                   Cash paid to suppliers, employees and sales
                    representatives  . . . . . . . . . . . . . . . .               (   7,910,780 )           (   4,821,527 )
                   Interest paid   . . . . . . . . . . . . . . . . .               (   2,325,828 )           (   2,177,730 )
                   Net income taxes paid   . . . . . . . . . . . . .               (      94,530 )           (   1,741,633 )
                   Proceeds from legal settlement  . . . . . . . . .                         ---                   549,538
                   Proceeds from borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . .                   5,143,553                 7,369,356
                   Proceeds from sale of mortgage-backed securities,
                    net of transaction costs and amount paid to
                    retire securities  . . . . . . . . . . . . . . .                  22,706,101                       ---
                   Payments on borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . .               (  13,061,930 )           (     737,203 )
                                                                                   -------------             -------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . .                   6,182,504                 4,008,631
                                                                                   -------------             -------------
                 CASH FLOW FROM INVESTING ACTIVITIES:
                   Net cash flow from purchases and sales of
                    property and equipment   . . . . . . . . . . . .               (     147,023 )           (      54,723 )
                   Additions to other long-term assets   . . . . . .               (      37,693 )           (     220,914 )
                                                                                   -------------             -------------
                 NET CASH FLOW USED BY INVESTING ACTIVITIES. . . . .               (     184,716 )           (     275,637 )
                                                                                   -------------             -------------
                 CASH FLOW FROM FINANCING ACTIVITIES:
                   Borrowings under line of credit facility  . . . .                     762,305                       ---
                   Payments under line of credit facility  . . . . .               (     456,308 )           (     146,550 )
                   Payments under repurchase agreement   . . . . . .                         ---             (   6,500,000 )
                   Borrowings under short-term secured debt facility                         ---                 6,500,000
                   Payments under short-term secured debt facility                           ---             (   2,000,000 )
                   Payments on other long-term debt  . . . . . . . .               (   2,683,655 )           (   2,224,263 )
                   Payment for dividends in lieu of fractional shares.             (       2,812 )                     ---
                                                                                   -------------             -------------
                 NET CASH FLOW USED BY FINANCING ACTIVITIES  . . . .               (   2,380,470 )           (   4,370,813 )
                                                                                   -------------             -------------
                 Net increase/(decrease) in cash and cash equivalents                  3,617,318             (     637,819 )
                 Cash and cash equivalents at beginning of period  .                   9,308,047                10,113,748
                                                                                   -------------             -------------
                 Cash and cash equivalents at end of period  . . . .               $  12,925,365             $   9,475,929
                                                                                   =============             =============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                            THREE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                       JUNE 26,              JUNE 27,
                                                                                        1994                   1993
                                                                                   ------------            ------------
    RECONCILIATION OF NET INCOME TO NET CASH FLOW
       PROVIDED BY OPERATING ACTIVITIES:
       Net income   . . . . . . . . . . . . . . . . . . . . . . . . .              $  1,278,243            $   987,400
       Adjustments to reconcile net income to net
          cash flow provided by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . .                   345,993                356,772
           (Gain)/loss on sale of property and equipment  . . . . . .              (      5,785 )               12,469
           Provision for losses   . . . . . . . . . . . . . . . . . .                   165,000                150,000
           Loss on sale of mortgage-backed securities   . . . . . . .                       ---                238,395
           Proceeds from borrowings collateralized
             by notes receivable net of principal repayments  . . . .              (  7,918,377 )            6,632,153
       (INCREASE)  DECREASE IN ASSETS:
         Contracts receivable   . . . . . . . . . . . . . . . . . . .              (    761,110 )          (   341,825  )
         Investment in securities   . . . . . . . . . . . . . . . . .                 9,999,481            (   822,996  )
         Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .              (  5,087,549 )            1,188,592
         Other assets   . . . . . . . . . . . . . . . . . . . . . . .                   589,638            (   154,070  )
         Notes receivable   . . . . . . . . . . . . . . . . . . . . .                 9,470,074            ( 3,780,251  )
       INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued liabilities and other   . . . .              (  2,781,374 )          ( 1,063,188  )
         Deferred income taxes  . . . . . . . . . . . . . . . . . . .                   888,270                605,180
                                                                                   ------------            -----------
    NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .              $  6,182,504            $ 4,008,631
                                                                                   ============            ===========

    SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
       AND FINANCING ACTIVITIES

         Inventory acquired through financing   . . . . . . . . . . .              $  8,322,161            $ 3,155,925
                                                                                   ============            ===========

         Inventory acquired through foreclosure,
          "insubstance foreclosure" or
          deedback in lieu of foreclosure   . . . . . . . . . . . . .              $  1,092,178            $   583,857
                                                                                   ============            ===========

         Investment in securities retained in
         connection with issuance of mortgage-
         backed securities  . . . . . . . . . . . . . . . . . . . . .              $  2,674,370            $       ---
                                                                                   ============            ===========

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  RESULTS OF OPERATIONS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. In addition, a non-recurring gain of approximately $550,000 attributable to the settlement of certain litigation is included in other income in the consolidated statement of income for the three months ended June 27, 1993. The results of operations for the three month period ended June 26, 1994 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company s Annual Report to Shareholders for the fiscal year ended March 27, 1994.

2.  CONTINGENT LIABILITIES

At June 26, 1994, the Company was contingently liable for the outstanding principal balance of notes receivable sold aggregating $3.4 million. The delinquency on such loans sold was not material. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

3.  PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $165,000 and $150,000 for the three months ended June 26, 1994 and June 27, 1993, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Item 2 herein, for a further discussion of the provisions for loan losses.

4.  INVENTORY

The Company's inventory holdings are summarized below by product type.

                                                                     JUNE 26, 1994               MARCH 27, 1994
                                                                     -------------               --------------
                 Land  . . . . . . . . . . . . . . . . . .           $  43,825,070               $ 31,104,433

                 Housing (1) . . . . . . . . . . . . . . .               7,992,073                  6,633,653

                 Timeshare . . . . . . . . . . . . . . . .               2,798,687                  2,375,856
                                                                     -------------              -------------
                                                                     $  54,615,830               $ 40,113,942
                                                                     =============               ============

(1) Housing operation inventory as of June 26, 1994 includes $6.4 million of land inventory and $1.6 million of housing unit construction-in-progress. As of March 27, 1994, the Company had $5.4 million of land inventory with $1.2 million of housing unit construction-in-progress.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


5.  1994 REMIC TRANSACTION

On May 11, 1994, the Company completed a private placement transaction which the Company elected to treat as a Real Estate Mortgage Investment Conduit (the "1994 REMIC"), involving the securitization of $27.7 million aggregate principal amount of its mortgage notes receivable. The notes were sold to a REMIC trust, which issued four classes of Certificates, with each Certificate evidencing a fractional undivided interest in the pool of notes. The initial principal balances of the Class A, Class B, Class C and Class R Certificates were $23.3 million, $2.8 million, $1.6 million and $0, respectively. On May 11, 1994, the Company sold the Class A and Class B Certificates to an institutional investor for aggregate proceeds of $26 million and retained the Class C and Class R Certificates. A portion of the proceeds from the transaction were used to repay approximately $13.5 million of outstanding debt, including $6.8 million of borrowings under a $10 million credit facility secured by notes receivable, $4.3 million of borrowings under a $20 million credit facility secured by notes receivable and $2.4 million associated with amounts paid to retire securities previously sold pursuant to the Company s 1989 REMIC financing. The balance of the proceeds, after payment of issuance expenses and fees, resulted in an approximate $12.4 million increase in unrestricted cash. The 1994 REMIC resulted in a net pre-tax loss of approximately $411,000 which is included in the Consolidated Statement of Income as a reduction to interest income for the three months ended June 26, 1994.


6.  STOCK DIVIDENDS

In addition to a 4% Common Stock dividend paid on August 16, 1993, which consisted of the issuance of 683,005 shares, the Company paid another 4% Common Stock dividend on May 31, 1994, which consisted of the issuance of an additional 711,076 common shares. The Company paid an aggregate $2,812 to certain shareholders in lieu of issuing any fractional shares of stock. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of income to give effect to the August 1993 and May 1994 stock dividends, including retroactive restatement of the net income per common share amounts for the three months ended June 27, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations include down payments on real estate sales which are financed, cash sales of real estate, principal and interest payments on the purchase money mortgage loans ("Receivables") arising from real estate sales and proceeds from the sale of, or borrowings collateralized by, Receivables. External sources of liquidity have historically included borrowings under secured and unsecured lines of credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Net cash provided by the Company's operations was $6.2 million for the three months ended June 26, 1994 and $4.0 million for the three months ended June 27, 1993. The 54.2% increase in cash flow provided by operations was primarily attributable to increased cash collections from customers. In addition, cash flows from the pledge of Receivables under credit facilities, net of repayments under such facilities, together with proceeds from the sale of senior class instruments through the 1994 REMIC generated approximately $8.2 million more in proceeds for the current period versus the comparable period of the prior year. The increase in cash flows from these sources was offset by greater levels of spending for land acquisitions, land development and cash paid to suppliers, employees and sales representatives.

During the three months ended June 26, 1994 and June 27, 1993, the Company received in cash $16.4 million or 77% and $7.5 million or 58%, respectively, of its sales of real estate that closed during these periods. The increase in the percentage of cash received is attributable in part, to the Company's program directed at obtaining increased down payments on financed sales of real estate as well as encouraging cash sales through the structure of its compensation program for certain regional office personnel. Management believes that the increase in cash sales was also the result of strengthened relationships with local banks in certain regions resulting in more direct third party customer financing during the current fiscal period.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with REMIC financings. The Receivable Subsidiaries are generally advanced between 80% and 90% of the face amount of the mortgage notes by lenders. The Company has also directly sold or pledged Receivables to banks or other institutional investors. The Company is subject to certain obligations and has certain contingent liabilities with respect to the Receivables sold. See Note 2 to the Consolidated Financial Statements included under Part I, Item 1. During the three months ended June 26, 1994 and June 27, 1993, the Company raised $5.1 million and $7.4 million, respectively, from the pledge of Receivables. During the three months ended June 26, 1994, the Company also raised $22.7 million in net proceeds from the 1994 REMIC.

The Company has a revolving credit facility of $20.0 million secured by eligible Receivables with a financial institution. Under the terms of this facility, the Company is advanced proceeds equal to 90% of the outstanding principal balance of the pledged Receivables. In the event that pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions have not been material. The interest rate charged under the facility is prime plus 2.0%. At June 26, 1994, the outstanding principal balance under the facility was $11.1 million. Accordingly, as of June 26, 1994, the Company had the ability to borrow up to an additional $8.9 million secured by, and subject to the availability of, up to $9.8 million of eligible Receivables. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires June, 1996. The indebtedness matures ten years from the date of the last advance.

The Company has a credit facility with another financial institution which allows it to receive aggregate advances up to $25.0 million secured by eligible Receivables. Under the terms of this facility, the Company is advanced proceeds equal to 80% of the outstanding principal balance of the pledged Receivables. The interest rate charged under the facility is 1.75% plus the greater of the prime rate or commercial paper rate as published in the Wall Street Journal. At June 26, 1994, the outstanding principal balance under this facility was $6.6 million and the Company had received $9.6 million in aggregate advances from the pledge of Receivables. As of that date, the Company had the ability to borrow up to an additional $15.4 million secured by up to $19.3 million of eligible Receivables. All principal and interest payments received on the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires in June, 1995. The indebtedness matures in June, 1998.

The Company has a $10 million revolving credit facility with another financial institution secured by Receivables and inventory. Under the terms of this facility, the Company is entitled to advances equal to 80% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3 million secured by inventory to fund the acquisition and development of real estate. Borrowings secured by Receivables under this facility bear interest at prime plus 2.5%. All such advances secured by Receivables were repaid in full on May 11, 1994 with a portion of the proceeds from the 1994 REMIC. At June 26, 1994, the outstanding principal balance of borrowings secured by inventory totaled $1 million with interest at prime plus 3.0%. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the indebtedness is paid in full. At June 26, 1994, the Company had the ability to borrow up to an additional $9 million secured by Receivables and inventory.
The facility expires in October, 1998.

The Company also has an agreement with a lender which provides for construction and receivable financing for a timeshare project in Gatlinburg, Tennessee. Under the terms of the construction financing, the lender will advance up to an aggregate of $3.1 million for development provided that the outstanding balance shall not at any time exceed $2.1 million. The receivable loan has a maximum borrowing limit of $5 million less any outstanding balance on the construction loan. The interest rate charged under the facility is prime plus 2.25%. The facility expires in August, 1995. See "Uses of Capital" below for further discussion of the Company s timeshare operation.

The Company continues to obtain bank or seller financing for its property acquisitions. During the three months ended June 26, 1994 and June 27, 1993, the Company financed $8.3 million or 34.8% and $3.2 million or 39.1%, respectively, of its property inventory, including acquisition and development costs.

In addition to the sources of capital available under credit facilities totaling $38.3 million as discussed above, the balance of the Company's unrestricted cash and cash equivalents was $9.4 million at June 26, 1994.
Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its capital requirements.

Uses of Capital. The Company's capital resources, both internal and external, are used to support the Company's operations, including the acquisition of real estate, development of land, housing and timeshare properties, purchase of building materials, financing customer purchases, meeting operating expenses and satisfying the Company's debt obligations.

The Company's net inventory was $54.6 million at June 26, 1994 and $40.1 million at March 27, 1994. The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate. Accordingly, inventory levels in the Midwestern, Southwestern and Western regions have increased to accommodate strong consumer demand and expanded sales efforts.
The Company intends to continue to decrease its inventory levels in the Northeastern region of the United States due to the continued overall soft real estate market conditions.

The Company estimates that the total cash required to complete preparation for the retail sale of the inventory owned as of June 27, 1994, was approximately $56.3 million, excluding housing and timeshare unit costs subsequent to fiscal 1995 which the Company is not able to determine at this time. Of the $56.3 million of cash requirements, the Company currently estimates that approximately $35.0 million will be required to complete preparation for sale of inventory intended to be marketed through the remainder of fiscal 1995.
With respect to inventory owned as of June 26, 1994, the Company requires capital to (a) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (b) fund its housing operation in select sites and (c) develop timeshare property as set forth in the table below. The information below discusses the capital requirements for each operating segment further.

Land   Costs to improve land typically include expenditures for road and utility construction, surveys and engineering fees.

Housing Operation The Company expends capital on building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. In fiscal 1994, the Company introduced a site-built housing product in the Southwestern region. The Company is expanding this program into the Southeastern region in fiscal 1995 along with its existing manufactured and modular housing programs. Management believes the Company has, or can obtain, adequate sources of capital to support its growth in this operation.

Timeshare Property   In November, 1993 the Company purchased property in
Gatlinburg, Tennessee, for the site of its first timeshare project. Although plans for the final phases of the project have not been finalized, the preliminary plans provide for approximately 171 units. Development is being phased for the project with residential units constructed in agreed upon intervals prompted by pre-sales levels. Certain portions of the project are currently under construction.

The following table sets forth the estimated funds required to complete preparation for the retail sale of inventory intended to be marketed through the remainder of fiscal 1995, by geographic region and product type. The estimated spending attributable to land holdings includes all development costs to complete properties for retail sale. With respect to the Company's housing operation, estimated funding includes costs to complete all land development as well as costs required to construct housing units. Projected spending on timeshare property represents funds required to substantially complete the early phases of the project, as well as certain infrastructure and amenities which also serve subsequent phases of the development.

                 GEOGRAPHIC REGION              LAND                 HOUSING            TIMESHARE             TOTAL
                 -----------------           -----------          -------------       -------------       -------------
                 Northeast . . . . .        $    375,587          $         ---       $         ---       $     375,587
                 Mid-Atlantic  . . .             264,769                    ---                 ---             264,769
                 Southeast . . . . .             560,239              8,683,577                 ---           9,243,816
                 Midwest . . . . . .           3,012,885                    ---           3,697,000           6,709,885
                 Southwest . . . . .          11,765,976              1,668,123                 ---          13,434,099
                 West  . . . . . . .           3,307,178              1,704,902                 ---           5,012,080
                 Canada  . . . . . .                 757                    ---                 ---                 757
                                            ------------          -------------       -------------       -------------
                 Totals  . . . . . .        $ 19,287,391          $  12,056,602       $   3,697,000       $  35,040,993
                                            ============          =============       =============       =============

The Company s inventory holdings as of June 26, 1994 and March 27, 1994 summarized by product type are outlined in the following tables:

                                                                           JUNE 26, 1994
                                            ---------------------------------------------------------------------------
                 GEOGRAPHIC REGION              LAND              HOUSING (1)          TIMESHARE              TOTAL
                 -----------------          ------------         -------------       ------------         -------------
                 Northeast . . . . .        $  4,594,640         $       ---         $        ---         $   4,594,640
                 Mid-Atlantic  . . .           4,912,548                 ---                  ---             4,912,548
                 Southeast . . . . .           6,272,864            5,583,480                 ---            11,856,344
                 Midwest . . . . . .           5,584,485                 ---            2,798,687             8,383,172
                 Southwest . . . . .          13,389,970            1,118,469                 ---            14,508,439
                 West  . . . . . . .           8,753,304            1,290,124                 ---            10,043,428
                 Canada  . . . . . .             317,259                  ---                 ---               317,259
                                           -------------         ------------        ------------         -------------
                 Totals  . . . . . .        $ 43,825,070         $  7,992,073        $  2,798,687         $  54,615,830
                                            ============         ============        ============         =============


                                                                          MARCH 27, 1994
                                            ---------------------------------------------------------------------------
                 GEOGRAPHIC REGION              LAND              HOUSING (1)          TIMESHARE              TOTAL
                 -----------------          ------------         ------------        ------------         -------------
                 Northeast . . . . .        $  4,587,051         $       ---         $        ---         $   4,587,051
                 Mid-Atlantic  . . .           5,182,178                 ---                  ---             5,182,178
                 Southeast . . . . .           6,808,053            4,394,360                 ---            11,202,413
                 Midwest . . . . . .           5,106,059                 ---            2,375,856             7,481,915
                 Southwest . . . . .           4,051,153            1,134,688                 ---             5,185,841
                 West  . . . . . . .           4,983,355            1,104,605                 ---             6,087,960
                 Canada  . . . . . .             386,584                  ---                 ---               386,584
                                            ------------         ------------        ------------         -------------
                 Totals  . . . . . .        $ 31,104,433         $  6,633,653        $  2,375,856         $  40,113,942
                                            ============         ============        ============         =============

(1) Housing operation inventory as of June 26, 1994, includes land inventory of $6.5 million and $1.5 million of housing unit construction-in-progress. As of March 27, 1994, the Company had $5.4 million of land inventory with $1.2 million of housing unit construction-in-progress.

The Company maintains inventory valuation reserves which totaled $4.1 million at June 26, 1994, on certain properties which serve as contra assets against the historical cost of such parcels. The Company's inventory valuation reserve specifically includes the following components: (a) the difference between the historical cost and expected selling price of the inventory; and (b) the expected costs to dispose of the inventory, including selling, general and administrative expense ("S,G&A" expense) and, in certain cases, interest expense. As parcels are sold, inventory is relieved from the balance sheet and a charge to cost of sales is recorded in the statement of income at historical amounts. In addition, reserves are released and credited against cost of real estate sold and S,G&A expense. During the three months ended June 26, 1994, $226,000 and $234,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively, while during the three months ended June 27, 1993, $210,000 and $307,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of real estate sold to all purchasers of its properties who qualify for such financing.
During the three months ended June 26, 1994 and June 27, 1993, the Company received 23% and 42%, respectively, of its aggregate sales of real estate which closed during the period in the form of mortgage notes receivable. The decrease in the percentage of sales financed by the Company is attributable to the Company s program which commenced in fiscal 1992 directed at increasing cash sales of real estate or down payments in cases where Company financing is extended. At June 26, 1994, $29.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $3.7 million were not pledged or encumbered. At March 27, 1994, $34.1 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $9.4 million were not pledged or encumbered. The reduction in unencumbered notes at June 26, 1994 was attributable to the sale of notes in connection with the 1994 REMIC.

At June 26, 1994, 2.1% or $751,000 of the aggregate $36.3 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. Of these $36.3 million principal amount of loans, $32.9 million were held by the Company, while $3.4 million were sold with limited recourse. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 27, 1994, 3.3% or $1.6 million of the aggregate $48.9 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. The decrease in the delinquency rate during the current period was attributable to the Company s ongoing program of expanded collection efforts and strengthened underwriting criteria involved in the origination and servicing of Receivables. In addition, approximately $1.1 million of inventory was reacquired through foreclosure, "insubstance foreclosure" or deedback in lieu of foreclosure during the quarter ended June 26, 1994.

In the case of default by a customer on a mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. If the Company is unable to obtain a deed in lieu of foreclosure, the Company forecloses on the mortgage securing such note. Real estate reacquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated net realizable value or the balance of the loan. Related costs incurred to reacquire, carry and dispose of the property are capitalized to the extent deemed recoverable.

The Company recorded loan loss provisions of $165,000 and $150,000 for the three months ended June 26, 1994 and June 27, 1993, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis, considering historical frequency of default, loss experience, as well as present and expected economic conditions. Net loan charge- offs and the quality of Receivables, as evidenced by non-accrual loans are among the factors reviewed.

The following table sets forth the Receivables held by the Company and the reserve for possible loan losses at the dates indicated. The reserve for loan losses as a percentage of Receivables decreased through March 27, 1994 in response to reduced delinquencies and improved performance of the portfolio. The Company accelerated payment to outstanding security holders from a 1989 REMIC Financing. In connection with the early retirement, the Company reacquired approximately $15.3 million of Receivables of which $14.9 million were subsequently included as collateral in the 1994 REMIC. The remaining $443,000 of Receivables were retained by the Company and, because of delinquency, required a higher reserve for loan loss, resulting in an overall increase in the Reserve as a percentage of Receivables.

                                                    JUNE 26,            MARCH 27,            MARCH 28,            MARCH 29,
                                                      1994                1994                  1993                1992
                                                 -------------        -------------        -------------      --------------
                 Receivables . . . . . . . . .   $  32,857,223        $  43,523,806        $  33,415,872      $  104,865,965

                 Reserve for loan losses . . .         702,633              641,964              644,077           2,173,425

                 Reserve as percentage of
                   Receivables . . . . . . . .            2.14%                1.47%                1.93%               2.07%


RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

In the latter part of fiscal 1994, the Company began pursuing a program of diversification into the housing and timeshare industries. Management believes that these newly formed operations complement the core retail land business and will provide desired opportunities for revenue growth. During the quarter ended June 26, 1994, such operations have emerged as related, but distinct business units with different operating characteristics from that of the Company's core retail land sales business.

The following table sets forth the respective results of operations for the various business units comprising the consolidated operations of the Company for the three months ended June 26, 1994. The Company was not involved in timeshare operations and housing operation activity was not material during the three months ended June 27, 1993. Accordingly, separate results of operations for the first quarter of fiscal 1994 are not presented.

                                                                      (DOLLARS IN THOUSANDS)
                                                                  THREE MONTHS ENDED JUNE 26, 1994
                                        ----------------------------------------------------------------------------------
                                               LAND                 HOUSING             TIMESHARE             TOTAL
                                        ------------------    -------------------   ------------------  ------------------

                 Sales of real
                 estate  . . . . . .    $18,693   100.0%      $ 2,803    100.0 %     $  548  100.0 %    $22,044      100.0%
                 Cost of real estate
                 sold  . . . . . . .      8,283    44.3         2,263     80.7          186   33.9       10,732       48.7
                                        -------   -----       -------    -----       ------  -----      -------      -----
                 Gross profit  . . .     10,410    55.7           540     19.3          362   66.1       11,312       51.3

                 Selling, general
                 and administrative
                 expense (1) . . . .      7,068    38.0           811     29.0          806  147.3        8,685       39.4
                 Interest (income) .     (1,447)   (7.9)          ---      ---           (4)   (.9)      (1,451)      (6.6)
                 Interest expense  .      1,699     9.1            45      1.6           41    7.5        1,785        8.1
                 Provision for
                 losses  . . . . . .        165      .9           ---      ---          ---    ---          165         .7
                                        -------   -----       -------    -----       ------  -----      -------      -----
                                          7,485    40.1           856     30.6          843  153.9        9,184       41.7
                                        -------   -----       -------    -----       ------  -----      -------      -----

                 Income/(loss) from
                 operations  . . . .      2,925    15.6          (316)   (11.3)        (481) (87.8)       2,128        9.6
                 Other
                 income/(expense)  .         25                    10                     3                  38
                                        -------               -------                ------             -------

                 Income/(loss)
                 before income taxes      2,950                  (306)                 (478)              2,166
                 Provision/(benefit)
                 for income taxes  .      1,209                  (125)                 (196)                888
                                        -------               -------                ------             -------

                 Net income/(loss) .    $ 1,741     9.3%      $  (181)    (6.4)%     $ (282) (51.4)%    $ 1,278        5.8%
                                        =======   =====       =======    ======      ======  ======     =======      =====


(1) Aggregate general and administrative expenses associated with corporate overhead of approximately $2.1 million have been allocated to the land, housing and timeshare operations in the amounts of $1.8 million, $204,000 and $124,000, respectively.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence and interest rates. Based upon the increase in the level of sales of real estate, management believes that general economic conditions are improving in many of its principal markets of operation. However, the real estate markets in the Northeast and Canada continue to remain depressed and the Company has experienced reduced levels of sales in the Mid-Atlantic region.

Consolidated sales of real estate increased 65.5% to $22.0 million for the three months ended June 26, 1994 compared to $13.3 million for the three months ended June 27, 1993.

The following table sets forth certain information regarding sales of parcels associated with the Company s retail land operations for the periods indicated.

                                                                                    THREE MONTHS ENDED
                                                                          -------------------------------------
                                                                           JUNE 26,                    JUNE 27,
                                                                              1994                        1993
                                                                          ---------                  ----------
                 Number of parcels sold (1)  . . . . . . . . .                 637                         597

                 Average sales price per parcel (1)  . . . . .            $ 29,619                   $  22,876

                 Gross margins on retail land sales  . . . . .                  56%                         52%

(1) Calculated by adding back sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, net of the effects of deferred sales, was $28,553 and $22,307 for the three months ended June 26, 1994 and June 27, 1993, respectively. See table to follow outlining number of parcels sold by geographic region.

The improvement in the Company's gross margins from retail land sales for the three months ended June 26, 1994 compared to the three months ended June 27, 1993 is primarily attributable to increased sales at higher margins in the Southwestern region. Since fiscal 1990, all inventory acquisitions have required the prior approval of the Company's Investment Committee. Since May, 1990, the Company has realized gross margins of approximately 58% on such acquisitions. However, the sale of certain inventory acquired prior to the formation of the Investment Committee or sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $4.6 million of net inventory holdings in the Northeast. The Company continues to liquidate its Northeast inventory.

The Company s housing and timeshare operations reflect characteristics that differ from the core retail land sales business with respect to the gross margins that are generated. The housing and timeshare operations generated gross margins for the three months ended June 26, 1994 of 19% and 66%, respectively. These operations, when combined with the 56% margins produced by the core retail land sales business, reduced the overall consolidated gross margin to 51% for the current period.

The table set forth below outlines consolidated sales by geographic region for the three months ended on the dates indicated.

                                                                     THREE MONTHS ENDED
                                                  ----------------------------------------------------------
                                                      JUNE 26, 1994                        JUNE 27, 1993
                                                      -------------                        -------------

                 GEOGRAPHIC REGION               AMOUNT              %                AMOUNT               %
                 -----------------               ------           -------             ------           --------
                 Northeast . . . . . .        $    658,600          3.0 %         $     490,150          3.7 %
                 Mid-Atlantic  . . . .           1,220,310          5.5               2,621,996         19.7
                 Southeast . . . . . .           3,800,950         17.3               1,428,840         10.7
                 Midwest . . . . . . .           3,172,466         14.4               2,041,994         15.3
                 Southwest . . . . . .           9,731,137         44.1               4,781,802         35.9
                 West  . . . . . . . .           3,377,233         15.3               1,952,802         14.7
                 Canada  . . . . . . .              83,793          0.4                     ---          ---
                                              ------------        -----           -------------        -----
                 Totals  . . . . . . .        $ 22,044,489        100.0 %         $  13,317,584        100.0 %
                                              ============        =====           =============        =====

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company s land operations by geographic region for the three months ended on the dates indicated.

                                                                           THREE MONTHS ENDED
                                                    -----------------------------------------------------------------
                                                         JUNE 26, 1994                            JUNE 27, 1993
                                                         -------------                            -------------

                                                                      AVERAGE                                   AVERAGE
                                               NUMBER OF            SALES PRICE         NUMBER OF             SALES PRICE
                 GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)      PARCELS SOLD            PER PARCEL (1)
                 -----------------            ------------        --------------    --------------            --------------

                 Northeast . . . . . .             26               $ 25,331                 29               $ 16,902
                 Mid-Atlantic  . . . .             57                 21,409                106                 21,963
                 Southeast . . . . . .            111                 22,684                 77                 18,556
                 Midwest . . . . . . .             64                 36,001                104                 21,336
                 Southwest . . . . . .            297                 33,306                208                 24,326
                 West  . . . . . . . .             77                 28,453                 73                 28,882
                 Canada  . . . . . . .              5                 16,759                ---                    ---
                                                  ---               --------                ---               --------
                 Totals  . . . . . . .            637               $ 29,619                597               $ 22,876
                                                  ===                                       ===

(1) Calculated by adding back sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

The Company has experienced significant increases in parcels sold in the Southeast and Southwest and intends to continue expansion in these areas subject to changing market conditions. Moreover, management expects increased sales activity in the West in upcoming quarters due to several recent large acquisitions of inventory in this region. The low number of parcels sold in the Northeast geographic region (comprised of New York, New Hampshire, Maine, Vermont, Connecticut and Massachusetts) resulted in part from the effects of the continuing soft economy in that region and in part from the Company's ongoing effort to de-emphasize its operations in the Northeast in favor of a broader geographic distribution. The Company intends to continue to reduce inventory in the Northeast while increasing inventory in geographic areas with more stimulated real estate market conditions. The reduction in parcels sold in the Mid-Atlantic and Midwest geographic regions resulted from decreased demand for certain properties in these markets. The Company continues to liquidate unprofitable operations in these regions.

The substantial increase in the average sales price per parcel from June 27, 1993 to June 26, 1994 in the Midwestern and Southwestern regions was attributable, in large part, to the sale of real estate at higher than historical selling prices from the sale of lake front properties.

During the first quarter of fiscal 1995, the Company s housing operation generated 26 sales at an average sales price of $108,000 contributing a total of $2.8 million in sales revenue, or approximately 12.7% of total consolidated revenues from sales of real estate.

The Company s timeshare project generated revenues of $548,000 from the sale of 73 units which reflects an average sales price per unit of $7,512 for the first quarter of fiscal 1995. Timeshare sales for the period represent approximately 2.5% of consolidated revenues from the sales of real estate.

Interest income decreased 16.8% to $1.4 million for the first quarter of fiscal 1995 compared to $1.7 million for the same quarter of fiscal 1994. Although interest earnings attributable to the Company's mortgage operations increased slightly during the current quarter, such increase in earnings was offset by an aggregate loss of $411,000 attributable to non-recurring transaction costs associated with the 1994 REMIC, which is included as an offset to interest income in the Consolidated Statement of Income for the three months ended June 26, 1994. Interest earnings on the Company s Receivables portfolio experienced a slight increase during the three months ended June 26, 1994 due to an increase in the average outstanding principal balance of Receivables. Although the net outstanding balance of Receivables decreased from $35.9 million at June 27, 1993 to $32.2 million at June 26, 1994, the current period end balance reflects a $13.5 million reduction in Receivables on May 11, 1994, representing the Company-owned notes that were included in the 1994 REMIC. The average interest rate earned on the Company s Receivables portfolio remained unchanged at approximately 11% at June 26, 1994 and June 27, 1993. However, the Company anticipates that the average interest rate earned on the Company s Receivables will increase in the coming quarters due to indexing of the portfolio on the anniversary dates of individual prime-based adjustable rate Receivables.

S,G&A expense totaled $8.7 million and $5.9 million for the three months ended June 26, 1994 and June 27, 1993, respectively. The increase in S,G&A costs is attributable to field operating expenses, a significant portion of which are variable in relation to sales and profitability levels, and increased proportionally to the corresponding increase in revenues from the sale of real estate. General and administrative expenses associated with corporate overhead remained flat at approximately $2.1 million for both periods, despite the 65.5% increase in sales of real estate. As a percentage of sales of real estate, total field S,G&A expenses were 29.7% and 27.8% for the three months ended June 26, 1994 and June 27, 1993, respectively. The slight increase for the current period is attributable to increased selling expense, which includes advertising, marketing and commissions. Selling expense as a percentage of sales of real estate increased from 16.6% for the first quarter of fiscal 1994 to 18.1% for the same period of fiscal 1995. The increase for the current period is primarily attributable to start-up advertising costs associated with the Company s timeshare operations.

Interest expense totaled $1.8 million and $1.6 million for the first quarters of fiscal 1995 and 1994, respectively. The rise in interest expense was primarily attributable to an increase in the average outstanding borrowings under the Company's mortgage-backed credit facilities. Although the outstanding balance of mortgage-backed notes payable decreased from $18.8 million at June 27, 1993 to $17.9 million at June 26, 1994, the current period end outstanding borrowings reflect an aggregate paydown of approximately $11.1 million on May 11, 1994 from a portion of the proceeds from the 1994 REMIC.

The Company recorded provisions for loan losses totaling $165,000 and $150,000 for the three months ended June 26, 1994 and June 27, 1993, respectively. In addition to the provision recorded for the first quarter of fiscal 1995, the Company also increased the reserve for loan losses by $114,000 to provide for a reserve against certain non-conforming notes that were reacquired in connection with the 1994 REMIC from the retirement of previously issued mortgage-backed securities. Such charge was included in the $411,000 net loss on the 1994 REMIC. During the three months ended June 26, 1994 and June 27, 1993, the Company utilized $218,000 and $231,000, respectively, of its reserves for loan losses.

Income from consolidated operations was $2.1 million and $1.1 million for the three months ended June 26, 1994 and June 27, 1993, respectively. The improvement for the current period is primarily the result of increased sales of real estate at higher gross margins attributable to the Company s core retail land sales business.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the first quarter of fiscal 1994 includes non-recurring income of approximately $550,000 associated with the settlement of certain litigation. Other income for the first quarter of fiscal 1995 was not material to the Company s results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the three months ended June 26, 1994, which represents an increase in the effective rate from the provision of 38% of pre-tax income recorded for the three months ended June 27, 1993. The increase in the effective tax rate for the current period reflects the full utilization of the Company s net operating loss carryforwards associated with state income taxes in fiscal 1994.

Net income was $1.3 million and $987,000 for the three months ended June 26, 1994 and June 27, 1993, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1 under the caption "Business - Regulation" and Item 3 under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1994. There has been no material change in the status of such proceedings.

ITEM 2.  CHANGES IN SECURITIES

         On April 15, 1994, the Company declared a 4% Common Stock dividend consisting of 711,076 shares of its common stock, which was paid on May 31, 1994 to shareholders of record at the close of business on May 2, 1994 (the "Stock Dividend"). In connection with the Stock Dividend, $2,812 in the aggregate was paid to certain shareholders of record in lieu of fractional shares. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of income to give effect to the stock dividend, including retroactive restatement of the net income per common share amounts for the three months ended June 27, 1993.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Special Meeting in Lieu of the Annual Meeting of Shareholders held on July 27, 1994, the shareholders voted to fix the number of directors of the Company for the ensuing year at seven (13,384,944 shares were voted for, 166,356 shares withheld, and 66,626 abstentions and broker non-votes) and to elect each of the following persons as directors of the Company: Joseph C. Abeles, George F. Donovan, Ralph
         A. Foote, Frederick M. Myers, Harry S. Patten, Stuart A. Shikiar and Bradford T. Whitmore.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               None.

         (b)   Reports on Form 8-K
               The Company filed a Current Report on Form 8-K dated May 11, 1994 reporting information under Item 5 on Form 8- K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PATTEN CORPORATION
                                             (Registrant)


Date:  August 8, 1994            By:     /S/ GEORGE F. DONOVAN
                                         ---------------------
                                         George F. Donovan
                                         President and
                                         Chief Executive Officer


Date:  August 8, 1994            By:     /S/ ALAN L. MURRAY
                                         ------------------
                                         Alan L. Murray
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)

Date:  August 8, 1994            By:     /S/ DANIEL C. KOSCHER
                                         ---------------------
                                         Daniel C. Koscher
                                         Vice President, Assistant Secretary
                                         and Chief Accounting Officer
                                         (Principal Accounting Officer)