Form 10-Q
period 1994-09-25
PATTEN CORP
filed 1994-11-09
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)

[X]  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended September 25, 1994

                                      or

[   ] -  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

Commission File Number:      0-19292


                              PATTEN CORPORATION
- - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                    03-0300793
- - - - ---------------------------------              -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

5295 Town Center Road, Boca Raton, Florida                 33486
- - - - --------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


                                (407) 391-6336
- - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- - - - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                               --      --

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of October 23, 1994, there were 18,511,996 shares of Common Stock, $.01 par value per share, outstanding.

                                                               PATTEN CORPORATION
                                                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
PART I - FINANCIAL INFORMATION (1)

ITEM 1.     FINANCIAL STATEMENTS                                                                                      PAGE
            CONSOLIDATED BALANCE SHEETS AT
               SEPTEMBER 25, 1994 AND MARCH 27, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .             3

            CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
               ENDED SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993   . . . . . . . . . . . . . . . . . . . . . .             4

            CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS
               ENDED SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993   . . . . . . . . . . . . . . . . . . . . . .             5

            CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
               ENDED SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993   . . . . . . . . . . . . . . . . . . . . . .             6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . .             8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25

ITEM 2.     CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    . . . . . . . . . . . . . . . . . . . . .            25

ITEM 5.     OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27


(1) With the exception of the Consolidated Balance Sheet at March 27, 1994, which is audited, the accompanying interim Consolidated Financial Statements are unaudited but include all adjustments consisting only of normal recurring accruals and provisions for losses which management considers necessary to present fairly the consolidated financial position of the Company as of September 25, 1994, the consolidated results of operations for the three and six months ended September 25, 1994 and September 26, 1993 and the consolidated cash flows for the six months ended September 25, 1994 and September 26, 1993.

The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

PART I - FINANCIAL INFORMATION

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                              (UNAUDITED)
                                                                                              SEPTEMBER 25,           MARCH 27,
                 ASSETS                                                                           1994                  1994
                                                                                              -------------         --------------
                 Cash and cash equivalents (including restricted cash of
                   approximately $3.0 million and $5.0 million at
                   September 25, 1994 and March 27, 1994, respectively)  . . . .              $  12,510,969         $    9,308,047
                 Contracts receivable, net.  . . . . . . . . . . . . . . . . . .                 11,501,948              9,928,602
                 Notes receivable, net . . . . . . . . . . . . . . . . . . . . .                 34,762,603             42,881,842
                 Investment in securities  . . . . . . . . . . . . . . . . . . .                 16,988,474             26,469,714
                 Inventory, net  . . . . . . . . . . . . . . . . . . . . . . . .                 55,854,854             40,113,942
                 Property and equipment, net . . . . . . . . . . . . . . . . . .                  4,110,423              3,634,478
                 Debt issuance costs . . . . . . . . . . . . . . . . . . . . . .                  1,672,152              1,724,387
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                  4,780,704              5,556,201
                                                                                              -------------         --------------
                   TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .              $ 142,182,127         $  139,617,213
                                                                                              =============         ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .              $   3,040,237         $    1,906,170
                 Accrued liabilities and other . . . . . . . . . . . . . . . . .                  8,660,796             10,079,007
                 Line of credit and notes payable  . . . . . . . . . . . . . . .                 17,787,534             11,524,150
                 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                  4,777,895              3,742,928
                 Mortgage-backed notes payable . . . . . . . . . . . . . . . . .                 17,927,075             25,772,299
                 Commitments and contingencies . . . . . . . . . . . . . . . . .                        ---                    ---
                 8.25% convertible subordinated debentures . . . . . . . . . . .                 34,739,000             34,739,000
                                                                                              -------------         --------------
                   TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . .                 86,932,537             87,763,554


                 SHAREHOLDERS' EQUITY
                 Preferred stock, $.01 par value, 1,000,000 shares authorized;
                   none issued   . . . . . . . . . . . . . . . . . . . . . . . .                        ---                    ---
                 Common stock, $.01 par value, 90,000,000 shares authorized;
                   18,508,642 and 17,795,974 shares outstanding at
                   September 25, 1994 and March 27, 1994, respectively   . . . .                    185,086                177,960
                 Capital-in-excess of par value  . . . . . . . . . . . . . . . .                 63,672,843             61,099,625
                 Retained earnings (deficit) . . . . . . . . . . . . . . . . . .              (   8,608,339 )       (    9,423,926 )
                                                                                               ------------         --------------
                 Total shareholders' equity  . . . . . . . . . . . . . . . . . .                 55,249,590             51,853,659
                                                                                              -------------         --------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .              $ 142,182,127         $  139,617,213
                                                                                              =============         ==============



See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                       --------------------------------------
                                                                                       SEPTEMBER 25,            SEPTEMBER 26,
                                                                                           1994                     1993
                                                                                       ------------             ------------
                 REVENUES:
                   Sales of real estate  . . . . . . . . . . . . . . . .               $  25,383,870           $  17,798,399
                   Interest income   . . . . . . . . . . . . . . . . . .                   1,755,758               1,963,812
                                                                                       -------------           -------------
                                                                                          27,139,628              19,762,211

                 COST AND EXPENSES:
                   Cost of real estate sold  . . . . . . . . . . . . . .                  11,881,739               8,321,757
                   Selling, general and administrative expense   . . . .                   9,853,989               6,948,435
                   Interest expense  . . . . . . . . . . . . . . . . . .                   1,654,473               1,919,228
                   Provision for losses  . . . . . . . . . . . . . . . .                     250,000                 265,000
                                                                                       -------------           -------------
                                                                                          23,640,201              17,454,420
                                                                                       -------------           -------------

                 Income from operations  . . . . . . . . . . . . . . . .                   3,499,427               2,307,791

                 Other income  . . . . . . . . . . . . . . . . . . . . .                      90,074                 404,433
                                                                                       -------------           -------------
                 Income before income taxes  . . . . . . . . . . . . . .                   3,589,501               2,712,224
                 Provision for income taxes  . . . . . . . . . . . . . .                   1,471,695               1,030,645
                                                                                       -------------           -------------

                 NET INCOME  . . . . . . . . . . . . . . . . . . . . . .               $   2,117,806           $   1,681,579
                                                                                       =============           =============

                 INCOME PER COMMON SHARE - PRIMARY AND
                   FULLY DILUTED:
                 Net income  . . . . . . . . . . . . . . . . . . . . . .               $         .11           $         .09
                                                                                       =============           =============

                 Weighted average number of common and common
                   equivalent shares used to calculate primary and fully
                   diluted net income per common share   . . . . . . . .                  19,548,521              19,403,464
                                                                                       =============           =============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                       -------------------------------------
                                                                                       SEPTEMBER 25,            SEPTEMBER 26,
                                                                                           1994                     1993
                                                                                       ------------             ------------
                 REVENUES:
                   Sales of real estate  . . . . . . . . . . . . . . . .               $ 47,428,359            $  31,115,984
                   Interest income   . . . . . . . . . . . . . . . . . .                  3,206,682                3,707,431
                                                                                       ------------            -------------
                                                                                         50,635,041               34,823,415

                 COST AND EXPENSES:
                   Cost of real estate sold  . . . . . . . . . . . . . .                 22,614,267               14,728,855
                   Selling, general and administrative expense   . . . .                 18,538,711               12,803,333
                   Interest expense  . . . . . . . . . . . . . . . . . .                  3,439,790                3,500,046
                   Provision for losses  . . . . . . . . . . . . . . . .                    415,000                  415,000
                                                                                       ------------            -------------
                                                                                         45,007,768               31,447,234
                                                                                       ------------            -------------

                 Income from operations  . . . . . . . . . . . . . . . .                  5,627,273                3,376,181

                 Other income  . . . . . . . . . . . . . . . . . . . . .                    128,741                  928,623
                                                                                       ------------            -------------
                 Income before income taxes  . . . . . . . . . . . . . .                  5,756,014                4,304,804
                 Provision for income taxes  . . . . . . . . . . . . . .                  2,359,966                1,635,825
                                                                                       ------------            -------------

                 NET INCOME  . . . . . . . . . . . . . . . . . . . . . .               $  3,396,048            $   2,668,979
                                                                                       ============            =============

                 INCOME PER COMMON SHARE - PRIMARY AND
                   FULLY DILUTED:
                 Net income  . . . . . . . . . . . . . . . . . . . . . .               $        .18            $         .14
                                                                                       ============            =============

                 Weighted average number of common and common
                   equivalent shares used to calculate primary and fully
                   diluted net income per common share   . . . . . . . .                 19,470,380               19,297,186
                                                                                       ============            =============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                  SEPTEMBER 25,             SEPTEMBER 26,
                                                                                      1994                       1993
                                                                                  -------------             --------------
                 OPERATING ACTIVITIES:
                   Cash received from customers including net
                    cash collected as servicer of notes receivable
                    to be remitted to investors  . . . . . . . . . .               $  38,205,043             $  24,099,500
                   Interest received   . . . . . . . . . . . . . . .                   2,507,526                 2,471,000
                   Cash paid for land acquisitions and real estate
                    development  . . . . . . . . . . . . . . . . . .               (  27,296,430 )           (  12,796,203 )
                   Cash paid to suppliers, employees and sales
                    representatives  . . . . . . . . . . . . . . . .               (  15,929,555 )           (  12,993,614 )
                   Interest paid   . . . . . . . . . . . . . . . . .               (   3,267,116 )           (   2,849,451 )
                   Net income taxes paid   . . . . . . . . . . . . .               (   1,772,945 )           (   2,003,073 )
                   Proceeds from legal settlement  . . . . . . . . .                         ---                   549,538
                   Proceeds from borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . .                   3,057,065                10,681,159
                   Proceeds from sale of mortgage-backed securities,
                    net of transaction costs and amount paid to
                    retire securities  . . . . . . . . . . . . . . .                  22,706,101                 8,352,973
                   Payments on borrowings collateralized by notes
                    receivable   . . . . . . . . . . . . . . . . . .               (  10,902,289 )           (   2,178,322 )
                                                                                   -------------             -------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . .                   7,307,400                13,333,507
                                                                                   -------------             -------------
                 INVESTING ACTIVITIES:
                   Net cash flow from purchases and sales of
                    property and equipment   . . . . . . . . . . . .               (     952,724 )           (     324,364 )
                   Additions to other long-term assets   . . . . . .               (      76,408 )           (     592,266 )
                                                                                   -------------             -------------
                 NET CASH FLOW USED BY INVESTING ACTIVITIES. . . . .               (   1,029,132 )           (     916,630 )
                                                                                   -------------              ------------
                 FINANCING ACTIVITIES:
                   Borrowings under line of credit facility  . . . .                   8,941,904                       ---
                   Payments under line of credit facility  . . . . .               (   5,359,782 )           (     583,478 )
                   Payments under repurchase agreement   . . . . . .                         ---             (   6,500,000 )
                   Borrowings under short-term secured debt facility                         ---                 6,500,000
                   Payments under short-term secured debt facility                           ---             (   6,500,000 )
                   Payments on other long-term debt  . . . . . . . .               (   6,657,350 )           (   4,948,070 )
                   Proceeds from exercise of employee stock options                        2,694                     9,000
                   Payment for dividends in lieu of fractional shares.             (       2,812 )           (         976 )
                                                                                   -------------              ------------
                 NET CASH FLOW USED BY FINANCING ACTIVITIES  . . . .               (   3,075,346 )           (  12,023,524 )
                                                                                   -------------             -------------
                 Net increase in cash and cash equivalents . . . . .                   3,202,922                   393,353
                 Cash and cash equivalents at beginning of period  .                   9,308,047                10,113,748
                                                                                   -------------             -------------
                 Cash and cash equivalents at end of period  . . . .               $  12,510,969             $  10,507,101
                                                                                   =============             =============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                                    SIX MONTHS ENDED
                                                                                         ------------------------------------
                                                                                         SEPTEMBER 25,          SEPTEMBER 26,
                                                                                             1994                   1993
                                                                                         --------------         --------------
          RECONCILIATION OF NET INCOME TO NET CASH FLOW
             PROVIDED BY OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . . . . . . . . . . . . . .              $  3,396,048            $ 2,668,979
             Adjustments to reconcile net income to net
                cash flow provided by operating activities:
                 Depreciation and amortization  . . . . . . . . . . . . . .                   670,335                916,765
                 Gain on sale of property and equipment   . . . . . . . . .              (     20,366 )          (    86,105  )
                 Provision for losses   . . . . . . . . . . . . . . . . . .                   415,000                415,000
                 Proceeds from borrowings collateralized
                   by notes receivable net of principal repayments  . . . .              (  7,845,224 )            8,502,838
             (INCREASE) DECREASE IN ASSETS:
               Contracts receivable   . . . . . . . . . . . . . . . . . . .              (  1,573,346 )              640,094
               Investment in securities   . . . . . . . . . . . . . . . . .                 9,481,240              7,054,310
               Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .              (  5,326,700 )            2,267,922
               Other assets   . . . . . . . . . . . . . . . . . . . . . . .                   773,085            ( 1,612,620  )
               Notes receivable   . . . . . . . . . . . . . . . . . . . . .                 6,586,505            ( 7,582,899  )
             INCREASE (DECREASE) IN LIABILITIES:
               Accounts payable and accrued liabilities and other   . . . .              (    284,144 )          ( 1,486,602  )
               Deferred income taxes  . . . . . . . . . . . . . . . . . . .                 1,034,967              1,635,825
                                                                                         ------------            -----------
          NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .              $  7,307,400            $13,333,507
                                                                                         ============            ===========

          SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
             AND FINANCING ACTIVITIES

               Inventory acquired through financing   . . . . . . . . . . .              $  9,296,477            $ 6,267,873
                                                                                         ============            ===========

               Inventory acquired through foreclosure,
                "insubstance foreclosure" or
                deedback in lieu of foreclosure   . . . . . . . . . . . . .              $  1,117,734            $   519,268
                                                                                         ============            ===========

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

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. In addition, a non-recurring gain of approximately $800,000 attributable to the settlement of certain litigation is included in other income in the consolidated statement of income for the six months ended September 26, 1993. The results of operations for the three and six month periods ended September 25, 1994 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

2.  REVENUE RECOGNITION

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any recission period has passed.

The Company recognizes revenue on other land sales, which primarily includes large-acreage bulk sales and sales to investors and developers, when the buyer's initial and continuing investment are adequate to demonstrate commitment to pay for the property, which generally requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any recission period has passed. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage of completion method of accounting. All related costs are recorded when the sale is recorded.

The Company recognizes revenue on housing operation sales when the unit is complete and title is transferred to the buyer. With respect to its timeshare operations, the Company recognizes revenue when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable is reasonably assured, any statutory recission period has passed and the Company has completed substantially all of its obligations with respect to any development related to the unit sold. In cases where all development has not been completed, revenue is recognized in accordance with the percentage of accounting method of accounting.

3.  CONTINGENT LIABILITIES

In the ordinary course of business, the Company has completed various whole loan sales of its land receivables to banks and financial institutions to supplement its liquidity. At September 25, 1994, the Company was contingently liable for the outstanding principal balance of notes receivable sold aggregating approximately $3.1 million. Delinquency on these loans was not material. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


4.  PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $415,000 for each of the six months ended September 25, 1994 and September 26, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Item 2 herein, for a further discussion of the provisions for loan losses.

5.  INVENTORY

The Company's inventory holdings are summarized below by product type.

                                                                   SEPTEMBER 25, 1994            MARCH 27, 1994
                                                                   ------------------            --------------
                 Land  . . . . . . . . . . . . . . . . . .           $  44,800,920                $ 31,104,433

                 Housing . . . . . . . . . . . . . . . . .               8,976,966                   6,633,653

                 Timeshare . . . . . . . . . . . . . . . .               2,076,968                   2,375,856
                                                                     -------------                ------------
                                                                     $  55,854,854                $ 40,113,942
                                                                     =============                ============

6.  1994 REMIC TRANSACTION

On May 11, 1994, the Company completed a private placement transaction which the Company elected to treat as a Real Estate Mortgage Investment Conduit (the "1994 REMIC"), involving the securitization of $27.7 million aggregate principal amount of its mortgage notes receivable. The notes were sold to a REMIC trust, which issued four classes of Certificates, with each Certificate evidencing a fractional undivided interest in the pool of notes. The initial principal balances of the Class A, Class B, Class C and Class R Certificates were $23.3 million, $2.8 million, $1.6 million and $0, respectively. On May 11, 1994, the Company sold the Class A and Class B Certificates to an institutional investor for aggregate proceeds of $26 million and retained the Class C and Class R Certificates. A portion of the proceeds from the transaction were used to repay approximately $13.5 million of outstanding debt, including $6.8 million of borrowings under a $10 million credit facility secured by notes receivable, $4.3 million of borrowings under a $20 million credit facility secured by notes receivable and $2.4 million associated with amounts paid to retire securities previously sold pursuant to the Company's 1989 REMIC financing. Proceeds to the Company after payment of issuance expenses and fees, resulted in an approximate $12.4 million increase in unrestricted cash. The 1994 REMIC resulted in a pre-tax loss of approximately $411,000 which is included in the Consolidated Statement of Income as a reduction to interest income for the six months ended September 25, 1994.

7.  STOCK DIVIDENDS

In addition to a 4% Common Stock dividend paid on August 16, 1993, which consisted of the issuance of 683,005 shares, the Company paid another 4% Common Stock dividend on May 31, 1994, which consisted of the issuance of an additional 711,076 common shares. The Company paid an aggregate $2,812 to certain shareholders in lieu of issuing any fractional shares of stock. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of income to give effect to the August, 1993 and May, 1994 stock dividends, including retroactive restatement of the net income per common share amounts for the three and six months ended September 26, 1993.

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

Net cash provided by the Company's operations was $7.3 million for the six months ended September 25, 1994 and $13.3 million for the six months ended September 26, 1993. The 45.2% decrease in cash flow provided by operations was primarily attributable to decreased cash flows associated with the pledge of Receivables under credit facilities. The decrease in cash flows from these sources was not offset by the increased cash collections from customers, net of increased spending for land acquisitions, land development and cash paid to suppliers, employees and sales representatives.

During the six months ended September 25, 1994 and September 26, 1993, the Company received in cash $35.5 million or 78% and $20.3 million or 64%, respectively, of its sales of real estate that closed during these periods.
The increase in the percentage of cash received is attributable in part, to the Company's program directed at obtaining increased down payments on financed sales of real estate as well as encouraging cash sales through the structure of its compensation program for certain regional office personnel. Management believes that the increase in cash sales was also the result of strengthened relationships with local banks in certain regions resulting in more direct third party customer financing during the current fiscal period. In addition, home sales have been financed entirely by third parties and, accordingly, resulted in cash sales to the Company.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with REMIC financings. The Receivable Subsidiaries are generally advanced between 80% and 90% of the face amount of the mortgage notes by lenders. The Company has also directly sold or pledged Receivables to banks or other institutional investors. The Company is subject to certain obligations and has certain contingent liabilities with respect to the Receivables sold. See Note 2 to the Consolidated Financial Statements included under Part I, Item 1. During the six months ended September 25, 1994 and September 26, 1993, the Company raised $3.1 million and $10.7 million, respectively, from the pledge of Receivables. During the six months ended September 25, 1994, the Company also raised $22.7 million in net proceeds from the 1994 REMIC.

The Company has a revolving credit facility of $20.0 million secured by eligible Receivables with a financial institution. Under the terms of this facility, the Company is advanced proceeds equal to 90% of the outstanding principal balance of the pledged Receivables. In the event that pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions have not been material. The interest rate charged under the facility is prime plus 2.0%. At September 25, 1994, the outstanding principal balance under the facility was $9.9 million.
Accordingly, as of September 25, 1994, the Company had the ability to borrow up to an additional $10.1 million secured by, and subject to the availability of, up to $11.2 million of eligible Receivables. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires June, 1996. The indebtedness matures ten years from the date of the last advance. The Company is currently negotiating an amendment to this agreement to provide for a $5 million line of credit for land inventory acquisitions.

The Company also has an agreement with this same lender which provides for construction and Receivable financing for the first phase of a multi-phase timeshare project in Gatlinburg, Tennessee. Under the terms of the construction financing, the lender will advance up to an aggregate of $3.1 million for development, provided that the outstanding balance shall not at any time exceed $2.1 million. The receivable loan has a maximum borrowing limit of $5 million less any outstanding balance on the construction loan. At September 25, 1994, there was no outstanding balance under the loan. The interest rate charged under the facility is prime plus 2.25%. The facility expires in August, 1995. See "Uses of Capital" below for further discussion of the Company's timeshare operation. The Company is currently negotiating an amendment to the agreement to cover construction and Receivable financing for the second phase of the project.

The Company has a credit facility with another financial institution which allows it to receive aggregate advances up to $25.0 million secured by eligible Receivables. Under the terms of this facility, the Company is advanced proceeds equal to 80% of the outstanding principal balance of the pledged Receivables. The interest rate charged under the facility is 1.75% plus the greater of the prime rate or commercial paper rate as published in the Wall Street Journal. At September 25, 1994, the outstanding principal balance under this facility was $5.8 million and the Company had received $9.6 million in aggregate advances from the pledge of Receivables. As of that date, the Company had the ability to borrow up to an additional $15.4 million secured by up to $19.3 million of eligible Receivables. All principal and interest payments received on the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires in June, 1995. The indebtedness matures in June, 1998.

The Company has a $10 million revolving credit facility with another financial institution secured by Receivables and inventory. Under the terms of this facility, the Company is entitled to advances equal to 80% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3 million secured by inventory to fund the acquisition and development of real estate. Borrowings secured by Receivables under this facility bear interest at prime plus 2.5%. At September 25, 1994, the outstanding principal balance of borrowings secured by Receivables was $2.2 million. At September 25, 1994, the outstanding principal balance of borrowings secured by inventory totaled $643,000 with interest at prime plus 3.0%. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the indebtedness is paid in full. At September 25, 1994, the Company had the ability to borrow up to an additional $7.2 million secured by Receivables and inventory. The facility expires in October, 1998.

The Company continues to obtain bank or seller financing for its property acquisitions. During the six months ended September 25, 1994 and September 26, 1993, the Company financed $9.3 million or 25% and $6.3 million or 33%, respectively, of its property inventory, including acquisition and development costs.

In addition to the sources of capital available under credit facilities totaling $37.7 million as discussed above, the balance of the Company's unrestricted cash and cash equivalents was $9.5 million at September 25, 1994. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its capital requirements.

Uses of Capital. The Company's capital resources, both internal and external, are used to support the Company's operations, including the acquisition of real estate, development of land, housing and timeshare properties, purchase of building materials, financing customer purchases, meeting operating expenses and satisfying the Company's debt obligations.

The Company's net inventory was $55.9 million at September 25, 1994 and $40.1 million at March 27, 1994. The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate. Accordingly, inventory levels in the Midwestern, Southwestern and Western regions have increased to accommodate strong consumer demand and expanded sales efforts.
The Company intends to continue to decrease its inventory levels in the Northeastern region of the United States due to the continued overall soft real estate market conditions as evidenced by the reduction in Northeast inventory from $5.2 million at September 26, 1993 to $4.0 million at September 25, 1994.

The Company estimates that the total cash required to complete preparation for the retail sale of the inventory owned as of September 25, 1994, was approximately $44.4 million. The $44.4 million does not include housing and timeshare unit costs subsequent to fiscal 1995 which the Company is not able to determine at this time. Of the $44.4 million of cash requirements, the Company currently estimates that approximately $22.6 million will be expended to complete preparation for sale of inventory intended to be marketed through the remainder of fiscal 1995. With respect to inventory owned as of September 25, 1994, the Company requires capital to (a) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers,
(b) fund its housing operation in certain locations and (c) develop timeshare property as set forth in the table below. The information below outlines capital requirements by operating segment.

Land   The Company expends capital to improve the land which typically includes expenditures for road and utility construction, surveys and engineering fees.

Housing Operation   The Company expends capital for building materials and
other infrastructure costs, including road and utility construction, surveys and engineering fees. In fiscal 1994, the Company introduced a site-built housing product in the Southwestern region. The Company expanded this program into the Southeastern region in fiscal 1995 along with its existing manufactured and modular housing programs.

Timeshare Property   The Company expends capital for building materials,
ammenities and other infrastructure costs including road and utility construction, surveys and engineering fees. In November, 1993 the Company purchased property in Gatlinburg, Tennessee, for the site of its first timeshare project. Although plans for the final phases of the project have not been finalized, the preliminary plans provide for approximately 171 units. Development is being phased for the project with residential units constructed in agreed-upon intervals prompted by pre-sales levels.

The following table sets forth the estimated funds required to complete preparation for the retail sale of inventory intended to be marketed through the remainder of fiscal 1995, by geographic region and product type:

                 GEOGRAPHIC REGION              LAND                 HOUSING            TIMESHARE             TOTAL
                 -----------------          ------------         ----------------     -------------       -------------
                 Northeast . . . . .        $    348,482          $           ---     $         ---       $     348,482
                 Mid-Atlantic  . . .             155,450                      ---               ---             155,450
                 Southeast . . . . .             395,347                7,446,918               ---           7,842,265
                 Midwest . . . . . .           1,253,033                      ---         1,849,386           3,102,419
                 Southwest . . . . .           7,502,410                1,724,411               ---           9,226,821
                 West  . . . . . . .           1,108,546                  863,200               ---           1,971,746
                 Canada  . . . . . .                 730                      ---               ---                 730
                                            ------------          ---------------     -------------       -------------
                 Totals  . . . . . .        $ 10,763,998          $    10,034,529     $   1,849,386       $  22,647,913
                                            ============          ===============     =============       =============


The Company's inventory as of September 25, 1994 and March 27, 1994 summarized by product type is outlined in the following tables:

                                                                      SEPTEMBER 25, 1994
                                            ---------------------------------------------------------------------------
                 GEOGRAPHIC REGION                 LAND          HOUSING (1)          TIMESHARE               TOTAL
                 -----------------             ------------      ------------        -----------           ------------
                 Northeast . . . . . .         $  4,045,805      $        ---        $        ---          $  4,045,805

                 Mid-Atlantic  . . . .            3,958,988               ---                 ---             3,958,988

                 Southeast . . . . . .            6,031,913         6,767,504                 ---            12,799,417

                 Midwest . . . . . . .            7,670,091               ---           2,076,968             9,747,059

                 Southwest . . . . . .           13,646,012 (2)     1,284,702                 ---            14,930,714

                 West  . . . . . . . .            9,125,666           924,760                 ---            10,050,426

                 Canada  . . . . . . .              322,445               ---                 ---               322,445
                                               ------------      ------------        ------------         -------------
                 Totals  . . . . . . .         $ 44,800,920      $  8,976,966        $  2,076,968         $  55,854,854
                                               ============      ============        ============         =============


                                                                         MARCH 27, 1994
                                            ---------------------------------------------------------------------------
                 GEOGRAPHIC REGION                 LAND          HOUSING (1)          TIMESHARE               TOTAL
                 -----------------             -----------       -----------         ------------         -------------
                 Northeast . . . . . .         $ 4,587,051       $       ---         $        ---         $   4,587,051

                 Mid-Atlantic  . . . .           5,182,178               ---                  ---             5,182,178

                 Southeast . . . . . .           6,808,053         4,394,360                  ---            11,202,413

                 Midwest . . . . . . .           5,106,059               ---            2,375,856             7,481,915

                 Southwest . . . . . .           4,051,153 (2)     1,134,688                  ---             5,185,841

                 West  . . . . . . . .           4,983,355         1,104,605                  ---             6,087,960

                 Canada  . . . . . . .             386,584               ---                  ---               386,584
                                               -----------       -----------         ------------         -------------
                 Totals  . . . . . . .         $31,104,433       $ 6,633,653         $  2,375,856         $  40,113,942
                                               ===========       ===========         ============         =============



_________________

(1) Housing operation inventory as of September 25, 1994, includes land inventory of $6.6 million and $2.4 million of housing unit construction-in-progress. As of March 27, 1994, the Company had $5.4 million of land inventory with $1.2 million of housing unit construction-in-progress. The increase in land inventory is attributable to infrastructure development. The Company has not acquired any additional housing land inventory during the six months ended September 25, 1994.

(2) During the six months ended September 25, 1994, the Company acquired two large tracts of inventory comprised of 1,434 acres in Texas at a purchase price of approximately $6.1 million and 4,700 acres located in New Mexico for approximately $3.8 million.

The Company maintains inventory valuation reserves which totaled $3.4 million at September 25, 1994, on certain land properties acquired prior to fiscal 1990 which serve as contra assets against the historical cost of such parcels. During the six months ended September 25, 1994, $534,000 and $644,000 of the Company's inventory reserves were released as credits to cost of real estate sold and selling, general and administrative (S,G&A) expense, respectively, while during the six months ended September 26, 1993, $521,000 and $665,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of real estate sold to all purchasers of its properties who qualify for such financing.
During the six months ended September 25, 1994 and September 26, 1993, the Company received 22% and 36%, respectively, of its aggregate sales of real estate which closed during the period in the form of mortgage notes receivable. The decrease in the percentage of sales financed by the Company is attributable to the Company's program which commenced in fiscal 1992 directed at increasing cash sales of real estate or down payments in cases where Company financing is extended. At September 25, 1994, $24.8 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $10.7 million were not pledged or encumbered. At March 27, 1994, $34.1 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $9.4 million were not pledged or encumbered. The reduction in encumbered notes at September 25, 1994 was attributable to the sale of notes in connection with the 1994 REMIC.

At September 25, 1994, 2.1% or $789,000 of the aggregate $38.6 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. Of these $38.6 million principal amount of loans, $35.5 million were held by the Company, while approximately $3.1 million were sold with limited recourse. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 27, 1994, 3.3% or $1.6 million of the aggregate $48.9 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. The decrease in the delinquency rate during the current period was attributable to the Company's ongoing program of expanded collection efforts and strengthened underwriting criteria involved in the origination and servicing of Receivables.

The Company recorded loan loss provisions of $415,000 for each of the six months ended September 25, 1994 and September 26, 1993. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis, considering historical frequency of default, loss experience, as well as the quality of Receivables, as evidenced by loans more than 30 days past due.

RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence and interest rates. Management believes that general economic conditions are improving in most of its principal markets of operation. However, the real estate markets in the Northeast and Canada continue to remain depressed and the Company has experienced reduced levels of sales in the Mid-Atlantic region.

In the latter part of fiscal 1994, the Company began pursuing a program of diversification into the timeshare industry. Management believes that this newly formed operation complements the core retail land business and will provide desired opportunities for revenue growth. The Company has also identified housing as a means to increase the absorbtion of select land inventory. During the current fiscal period, such operations have emerged as related, but distinct business units with different operating characteristics from that of the Company's core retail land sales business.

Comparison of Three Months Ended September 25, 1994 and September 26, 1993.

The following table sets forth the respective results of operations for the various business units comprising the consolidated operations of the Company for the three months ended September 25, 1994. The Company was not involved in timeshare operations and housing operation activity was not material during the three months ended September 26, 1993. Accordingly, separate results of operations for the second quarter of fiscal 1994 are not presented.

                                                                      (DOLLARS IN THOUSANDS)
                                                               THREE MONTHS ENDED SEPTEMBER 25, 1994
                                        -----------------------------------------------------------------------------------
                                               LAND                 HOUSING             TIMESHARE              TOTAL
                                        ------------------   ---------------------  ------------------  -------------------
Sales of real estate  . . . . . .       $ 20,604  100.0   %   $  3,466   100.0   %  $1,314(2)   100.0   %   $25,384     100.0%
Cost of real estate sold  . . . .          8,451   41.0          3,037    87.6         394       30.0        11,882      46.8
                                        --------  ---------   --------   ---------  ------      ---------   -------     -----
Gross profit  . . .                       12,153   59.0            429    12.4         920       70.0        13,502      53.2

Selling, general and
administrative expense (1)  . . .          8,229   40.0            525    15.1       1,100       83.7         9,854      38.8
Interest (income) . . . . . . . .         (1,722)  (8.4)           ---     ---         (34)      (2.6)       (1,756)     (6.9)
Interest expense  . . . . . . . .          1,722    8.4             30      .9         (98)      (7.4)        1,654       6.5
Provision for losses  . . . . . .            250    1.2            ---     ---         ---        ---           250       1.0
                                        --------  ---------   --------   ---------  ------      ---------   -------     -----
                                           8,479   41.2            555    16.0         968       73.7        10,002      39.4
                                        --------  ---------   --------   ---------  ------      ---------   -------     -----
Income/(loss) from
operations  . . . . . . . . . . .          3,674   17.8           (126)   (3.6)        (48)      (3.7)        3,500      13.8
Other income  . . . . . . . . . .             55                    29                   6                       90
                                        --------  ---------   --------   ---------  ------      ---------   -------     -----
Income/(loss)
before income taxes . . . . . . .          3,729                   (97)                (42)                   3,590
Provision/(benefit)
for income taxes  . . . . . . . .          1,529                   (40)                (17)                   1,472
                                        --------              ----------               ---                  -------

Net income/(loss) . . . . . . . .       $  2,200   10.7   %   $    (57)   (1.6)  %  $  (25)(2)   (1.9)  %   $ 2,118       8.3%
                                        ========  =========   ========   =========  ======      ==========  =======     =====

_________________

(1) Aggregate general and administrative expenses associated with corporate overhead of approximately $2.1 million have been allocated to the land, housing and timeshare operations in the amounts of $1.8 million, $200,000 and $121,000, respectively.

(2) The Company's timeshare project generated sales of $2.1 million from the sale of 325 units which reflects an average sales price per unit of $6,624. The figures reported above exclude $838,000 of such interval sales and $486,000 of operating income which have been deferred under the percentage of completion method of accounting.

Consolidated sales of real estate increased 42.6% to $25.4 million for the three months ended September 25, 1994 compared to $17.8 million for the three months ended September 26, 1993.

The following table sets forth certain information regarding sales of parcels associated with the Company's retail land operations for the periods indicated.



                                                                                   THREE MONTHS ENDED
                                                                         -----------------------------------------
                                                                         SEPTEMBER 25,               SEPTEMBER 26,
                                                                             1994                        1993
                                                                         -------------              --------------
                 Number of parcels sold (1)  . . . . . . . . .                 649                         672

                 Average sales price per parcel (1)  . . . . .            $ 32,108                   $  24,912

                 Gross margins on retail land sales  . . . . .                  59%                         53%

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, excluding the effects of deferred sales, was $32,507 and $26,157 for the three months ended September 25, 1994 and September 26, 1993, respectively. See table to follow outlining number of parcels sold by geographic region.

The Company's Investment Committee, consisting of executive officers, approve all property acquisitions. All land properties under contract for purchase are expected to achieve certain minimum economics including a gross margin of at least 55% of sales. Due to improved regional conditions in many of the Company's principal markets, gross margins have strengthened from the targeted 55%. While management expects to continue to achieve the targeted 55% level, no assurances can be given that this trend will continue. However, the sale of certain inventory acquired prior to the formation of the Investment Committee or sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $4.0 million of net inventory holdings in the Northeast. The Company continues to liquidate its Northeast inventory.

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's land operations by geographic region for the three months ended on the dates indicated.

                                                            THREE MONTHS ENDED
                                         -------------------------------------------------------------
                                         SEPTEMBER 25, 1994                        SEPTEMBER 26, 1993
                                         ------------------                        ------------------

                                                      AVERAGE                                   AVERAGE
                                NUMBER OF           SALES PRICE           NUMBER OF           SALES PRICE
  GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)        PARCELS SOLD         PER PARCEL (1)
  -----------------            ------------        --------------            ----            --------------
  Northeast . . . . . . .           40               $ 20,340                 41               $ 17,159
  Mid-Atlantic  . . . . .           80                 23,915                 94                 22,532
  Southeast . . . . . . .           86                 32,949                 93                 24,860
  Midwest . . . . . . . .           87                 33,237                139                 21,177
  Southwest . . . . . . .          262                 35,284                238                 26,634
  West  . . . . . . . . .           87                 35,745                 61                 36,722
  Canada  . . . . . . . .            7                  4,534                  6                 14,199
                                  ----               --------               ----               --------
  Totals  . . . . . . . .          649               $ 32,108                672               $ 24,912
                                  ====                                      ====

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

The Company has experienced an increase in the number of parcels sold in the Southwest and intends to continue expansion in this area subject to changing market conditions. Moreover, management expects increased sales activity in the West in future quarters due to recent acquisitions of inventory in this region. The number of parcels sold in the Northeast geographic region (comprised of New York, New Hampshire, Maine, Vermont, Connecticut and Massachusetts) reflects the continuing soft economy in that region and the Company's ongoing effort to de-emphasize its operations in the Northeast in favor of a broader geographic distribution. The Company intends to continue to reduce inventory in the Northeast while increasing inventory in geographic areas with more stimulated real estate market conditions. The reduction in parcels sold in the Mid-Atlantic geographic region resulted from decreased demand for certain properties in this market. The Company continues to liquidate unprofitable operations in this region. The reduction of parcels sold in the Midwest geographic region is a result of a change in product mix from back and interior parcels to waterview and waterfront parcels.

The substantial increase in the average sales price per parcel from September 26, 1993 to September 25, 1994 in the Midwestern, Southeastern and Southwestern regions was attributable, in large part, to the sale of real estate at higher than historical selling prices from the sale of lake front properties.

During the second quarter of fiscal 1995, the Company's housing operation generated 43 sales at an average sales price of $80,607 contributing a total of $3.5 million in sales revenue, or approximately 13.7% of total consolidated revenues from sales of real estate. The 43 sales consist of 41 manufactured homes with an average sales price of $76,037 and 2 site-built homes with an average sales price of $174,289. In addition, at September 25, 1994, there was $8.2 million in backlog of home sales for future delivery representing 64 contracts. There was no backlog of homes at the end of the second quarter of the prior year.

Prior to the deferral of $838,000 in revenues under the percentage of completion method of accounting, the Company's timeshare project generated revenues of $2.1 million from the sale of 325 units which reflects an average sales price per unit of $6,624 for the second quarter of fiscal 1995. Net of deferred revenues, timeshare sales of $1.3 million for the period represent approximately 5.2% of consolidated revenues from the sale of real estate.

The Company's housing and timeshare operations reflect characteristics that differ from the core retail land sales business with respect to the gross margins that are generated. The housing and timeshare operations generated gross margins for the three months ended September 25, 1994 of 12% and 70%, respectively. These operations, when combined with the 59% margins produced by the core retail land sales business, reduced the overall consolidated gross margin to 53% for the current period.

The tables set forth below outline sales by geographic region and product type for the three months ended on the dates indicated.

                                                               THREE MONTHS ENDED SEPTEMBER 25, 1994
                                         -----------------------------------------------------------------------------------
                 GEOGRAPHIC REGION             LAND             HOUSING          TIMESHARE            TOTAL             %
                 -----------------         ------------       -----------       -----------        ------------       ------
                 Northeast . . . . .       $    813,600       $       ---       $       ---        $   813,600          3.2 %

                 Mid-Atlantic  . . .          1,876,179               ---               ---          1,876,179          7.4

                 Southeast . . . . .          2,376,599         1,775,111               ---          4,151,710         16.4

                 Midwest . . . . . .          2,590,903               ---         1,314,402          3,905,305         15.4

                 Southwest . . . . .          9,804,566           348,577               ---         10,153,143         40.0

                 West  . . . . . . .          3,109,775         1,342,423               ---          4,452,198         17.5

                 Canada  . . . . . .             31,735               ---               ---             31,735           .1
                                           ------------       -----------       -----------        -----------        -----
                 Totals  . . . . . .       $ 20,603,357       $ 3,466,111       $ 1,314,402        $25,383,870        100.0 %
                                           ============       ===========       ===========        ===========        =====

                                         THREE MONTHS ENDED SEPTEMBER 26, 1993
                                         -------------------------------------
                 GEOGRAPHIC REGION            TOTAL LAND              %
                 -----------------           ------------          --------
                 Northeast . . . . .         $    703,500            3.9 %
                 Mid-Atlantic  . . .            2,235,778           12.5
                 Southeast . . . . .            2,312,010           13.0
                 Midwest . . . . . .            3,923,268           22.1
                 Southwest . . . . .            5,993,780           33.7
                 West  . . . . . . .            2,544,868           14.3
                 Canada  . . . . . .               85,195             .5
                                             ------------          -----
                 Totals  . . . . . .         $ 17,798,399          100.0 %
                                             ============          =====

Interest income decreased 10.1% to $1.8 million for the second quarter of fiscal 1995 compared to $2.0 million for the same quarter of fiscal 1994. The decrease in interest income was primarily attributable to a $239,000 reduction in the amount of interest accreted on the Company's investment in its REMIC securities. The Company's investment in REMIC securities decreased from $25.0 million at September 26, 1993 to $17.0 million at September 25, 1994 due to the retirement of the 1989 REMIC securities. Interest earnings on the Company's Receivables portfolio remained relatively flat at approximately $1.0 million for both periods. The average interest rate earned on the Company's Receivables portfolio increased slightly from 11.0% at September 26, 1993 to 11.5% at September 25, 1994. The average interest rate earned on the Company's Receivables will increase in the upcoming quarters due to indexing of the portfolio on the anniversary dates of individual prime- based adjustable rate Receivables.

S,G&A expense totaled $9.9 million and $6.9 million for the three months ended September 25, 1994 and September 26, 1993, respectively. As a percentage of sales of real estate, S,G&A expenses were 38.8% and 39.0% for the three months ended September 25, 1994 and September 26, 1993, respectively. S,G&A expenses includes increased field operating expenses (a significant portion of which are variable in relation to sales and profitability levels) which rose proportionately with the corresponding growth in sales of real estate. Economies in field operating expenses achieved through the increased sales volume were mitigated by increased start-up costs associated with the Company's timeshare and housing operations, land sales expansion and increased expense attributable to profit-based compensation for certain regional managers. General and administrative expenses associated with corporate overhead remained flat at approximately $2.1 million for both periods.

Interest expense totaled $1.7 million and $1.9 million for the second quarter of fiscal 1995 and 1994, respectively. The slight decrease in interest expense was attributable to approximately $235,000 in non-refundable financing costs associated with a public debt offering that was withdrawn by the Company in the second quarter of fiscal 1994. The withdrawal was prompted by alternate attractive sources of financing being obtained by the Company.

The Company recorded provisions for loan losses totaling $250,000 and $265,000 for the three months ended September 25, 1994 and September 26, 1993, respectively. During the three months ended September 25, 1994 and September 26, 1993, the Company charged $217,000 and $228,000, respectively, against its reserves for loan losses.

Income from consolidated operations was $3.5 million and $2.3 million for the three months ended September 25, 1994 and September 26, 1993, respectively.
The improvement for the current period is primarily the result of increased sales of real estate at higher gross margins attributable to the Company's core retail land sales business.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the second quarter of fiscal 1994 includes non-recurring income of approximately $247,000 associated with the settlement of certain litigation and a gain of approximately $100,000 on the sale of property and equipment. Other income for the second quarter of fiscal 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the three months ended September 25, 1994, which represents an increase in the effective rate from the provision of 38% of pre-tax income recorded for the three months ended September 26, 1993. The increase in the effective tax rate for the current period is due to state income taxes which reflect the full utilization of certain of the Company's net operating loss carryforwards associated with state income taxes in fiscal 1994.

Net income was $2.1 million and $1.7 for the three months ended September 25, 1994 and September 26, 1993, respectively.

Comparison of Six Months Ended September 25, 1994 and September 26,1993.

The following table sets forth the respective results of operations for the various business units comprising the consolidated operations of the Company for the six months ended September 25, 1994. The Company was not involved in timeshare operations and housing operation activity was not material during the six months ended September 26, 1993. Accordingly, separate results of operations for the first two quarters of fiscal 1994 are not presented.

                                                                      (DOLLARS IN THOUSANDS)
                                                                SIX MONTHS ENDED SEPTEMBER 25, 1994
                                        -----------------------------------------------------------------------------------
                                               LAND                 HOUSING             TIMESHARE              TOTAL
                                        ------------------   ---------------------  ------------------  -------------------
Sales of real estate . . . . . .       $ 39,296  100.0   %   $  6,269   100.0   %  1,863 (2)    100.0   %  $ 47,428     100.0%
Cost of real estate sold . . . .         16,734   42.6          5,300    84.5        580         31.1        22,614      47.7
                                       --------  ---------   --------  ----------  -----     --------      --------     -----
Gross profit  . . .                      22,562   57.4            969    15.5      1,283         68.9        24,814      52.3

Selling, general and
administrative
expense (1) . . . . . . . . . . .        15,298   38.9          1,335    21.3      1,906        102.3        18,539      39.1
Interest (income) . . . . . . . .        (3,169)  (8.1)           ---     ---        (38)        (2.0)       (3,207)     (6.8)
Interest expense  . . . . . . . .         3,422    8.7             75     1.2        (57)        (3.1)        3,440       7.2
Provision for losses  . . . . . .           415    1.1            ---     ---        ---          ---           415        .9
                                        -------  ---------   --------  ----------  -----     --------      --------     -----
                                         15,966   40.6          1,410    22.5      1,811         97.2        19,187      40.4
                                        -------  ---------   --------  ----------  -----     --------      --------     -----
Income/(loss) from
operations  . . . . . . . . . . .         6,596   16.8           (441)   (7.0)      (528)       (28.3)        5,627      11.9
Other income  . . . . . . . . . .            82                    38                  9                        129
                                        --------  --------   --------  ----------  -----     --------      --------     -----

Income/(loss) before
income taxes  . . . . . . . . . .         6,678                  (403)              (519)                     5,756
Provision/(benefit) for
income taxes  . . . . . . . . . .         2,738                  (165)              (213)                     2,360
                                       --------              --------              -----                   --------

Net income/(loss) . . . . . . . .      $  3,940   10.0   %   $   (238)   (3.8)  %   (306) (2)   (16.4)  %  $  3,396       7.2%
                                       ========   ========   ========  ==========  ======      ==========  ========    =======

_________________

(1) Aggregate general and administrative expenses associated with corporate overhead of approximately $4.2 million have been allocated to the land, housing and timeshare operations in the amounts of $3.6 million, $404,000 and $244,000, respectively.

(2) The Company's timeshare project generated revenues of $2.7 million from the sale of 398 units which reflects an average sales price per unit of $6,787 for the six months ended September 25, 1994. The figures reported above exclude $838,000 of interval sales and $486,000 of operating income which have been deferred under the percentage of completion method of accounting.

Consolidated sales of real estate increased 52.4% to $47.4 million for the six months ended September 25, 1994 compared to $31.1 million for the six months ended September 26, 1993.

The following table sets forth certain information regarding sales of parcels associated with the Company's retail land operations for the periods indicated.



                                                                                     SIX MONTHS ENDED
                                                                         -----------------------------------------
                                                                         SEPTEMBER 25,               SEPTEMBER 26,
                                                                             1994                        1993
                                                                         -------------              --------------
                 Number of parcels sold (1)  . . . . . . . . .               1,262                       1,268

                 Average sales price per parcel (1)  . . . . .            $ 31,471                   $  23,955

                 Gross margins on retail land sales  . . . . .                  57%                         53%

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, exluding the effects of deferred sales, was $31,138 and $24,365 for the six months ended September 25, 1994 and September 26, 1993, respectively. See table to follow outlining number of parcels sold by geographic region.

The Company's Investment Committee, consisting of executive officers, approve all property acquisitions. All land properties under contract for purchase are expected to achieve certain minimum economics including a gross margin of at least 55% of sales. Due to improved regional conditions in many of the Company's principal markets, gross margins have strengthened from the targeted 55%. While management expects to continue to achieve the targeted 55% level, no assurances can be given that this trend will continue. However, the sale of certain inventory acquired prior to the formation of the Investment Committee or sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $4.0 million of net inventory holdings in the Northeast. The Company continues to liquidate its Northeast inventory.


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's land operations by geographic region for the six months ended on the dates indicated.

                                                                            SIX MONTHS ENDED
                                                      ------------------------------------------------------------
                                                      SEPTEMBER 25, 1994                        SEPTEMBER 26, 1993
                                                      ------------------                        ------------------

                                                                      AVERAGE                                 AVERAGE
                                               NUMBER OF            SALES PRICE          NUMBER OF          SALES PRICE
                 GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)        PARCELS SOLD        PER PARCEL (1)
                 -----------------            ------------        --------------        ------------        --------------

                 Northeast . . . . . . .           66               $ 22,306                  70              $ 17,052
                 Mid-Atlantic  . . . . .          137                 22,872                 199                22,342
                 Southeast . . . . . . .          158                 30,744                 170                22,005
                 Midwest . . . . . . . .          180                 30,643                 243                21,245
                 Southwest . . . . . . .          558                 34,626                 446                25,558
                 West  . . . . . . . . .          151                 35,104                 134                32,451
                 Canada  . . . . . . . .           12                  9,627                   6                14,199
                                                -----               --------               -----              --------
                 Totals  . . . . . . . .        1,262               $ 31,471               1,268              $ 23,955
                                                =====                                      =====

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

The Company has experienced a significant increase in the number of parcels sold in the Southwest and intends to continue expansion in this area subject to changing market conditions. Moreover, management expects increased sales activity in the West in future quarters due to recent acquisitions of inventory in this region. The number of parcels sold in the Northeast geographic region (comprised of New York, New Hampshire, Maine, Vermont, Connecticut and Massachusetts) reflects the soft economy in that region and the Company's ongoing effort to de-emphasize its operations in the Northeast in favor of a broader geographic distribution. The Company intends to continue to reduce inventory in the Northeast while increasing inventory in geographic areas with more stimulated real estate market conditions. The reduction in parcels sold in the Mid-Atlantic geographic region resulted from decreased demand for certain properties in this market. The Company continues to liquidate unprofitable operations in this region. The reduction in the number of parcels sold in the Midwest geographic region is a result of a change in product mix from back and interior parcels to waterview and waterfront parcels.

The substantial increase in the average sales price per parcel from September 26, 1993 to September 25, 1994 in the Midwestern and Southwestern regions was attributable, in large part, to the sale of real estate at higher than historical selling prices from the sale of lake front properties.

During the six months ended September 25, 1994, the Company's housing operation generated 80 sales at an average sales price of $78,365 contributing a total of $6.3 million in sales revenue, or approximately 13.2% of total consolidated revenues from sales of real estate. The 80 sales consist of 76 manufactured homes with an average sales price of $73,512 and 4 site-built homes with an average sales price of $170,569. In addition, at September 25, 1994, there was $8.2 million in backlog of home sales for future delivery representing 64 contracts. There was no backlog of homes at the end of the second quarter of the prior year.

Prior to the deferral of $838,000 in revenues under the percentage of completion method of accounting, the Company's timeshare project generated revenues of $2.7 million from the sale of 398 units which reflects an average sales price per unit of $6,787 for the six months ended September 25, 1994. Net of deferred revenues, timeshare sales of $1.9 million for the period represent approximately 3.9% of consolidated revenues from the sale of real estate.

The Company's housing and timeshare operations reflect characteristics that differ from the core retail land sales business with respect to the gross margins that are generated. The housing and timeshare operations generated gross margins for the six months ended September 25, 1994 of 15% and 69%, respectively. These operations, when combined with the 57% margins produced by the core retail land sales business, reduced the overall consolidated gross margin to 52% for the current period.

The tables set forth below outline sales by geographic region and geographic type for the six months ended on the dates indicated.

                                                                 SIX MONTHS ENDED SEPTEMBER 25, 1994
                                         -----------------------------------------------------------------------------------
                 GEOGRAPHIC REGION             LAND             HOUSING          TIMESHARE              TOTAL           %
                 -----------------         ------------       -----------        ---------              -----        -------
                 Northeast . . . . .       $  1,472,200       $       ---       $       ---        $ 1,472,200         3.1 %

                 Mid-Atlantic  . . .          3,133,479               ---               ---          3,133,479         6.6

                 Southeast . . . . .          4,857,528         3,058,142               ---          7,915,670        16.7

                 Midwest . . . . . .          5,214,979               ---         1,862,792          7,077,771        14.9

                 Southwest . . . . .         19,202,003           682,277               ---         19,884,280        41.9

                 West  . . . . . . .          5,300,643         2,528,788               ---          7,829,431        16.5

                 Canada  . . . . . .            115,528               ---               ---            115,528          .3
                                           ------------       -----------       -----------        -----------       -----


                 Totals  . . . . . .       $ 39,296,360       $ 6,269,207       $ 1,862,792        $47,428,359       100.0 %
                                           ============       ===========       ===========        ===========       =====

                                          SIX MONTHS ENDED SEPTEMBER 26, 1993
                                          -----------------------------------
                 GEOGRAPHIC REGION            TOTAL LAND              %
                 -----------------           ------------          --------
                 Northeast . . . . .         $  1,193,650            3.9 %
                 Mid-Atlantic  . . .            4,857,774           15.6
                 Southeast . . . . .            3,740,850           12.0
                 Midwest . . . . . .            5,965,263           19.2
                 Southwest . . . . .           10,775,582           34.6
                 West  . . . . . . .            4,497,670           14.4
                 Canada  . . . . . .               85,195             .3
                                             ------------          -----
                 Totals  . . . . . .         $ 31,115,984          100.0 %
                                             ============          =====


Interest income decreased 13.5% to $3.2 million for the first two quarters of fiscal 1995 compared to $3.7 million for the same period of fiscal 1994. The decrease in interest income is due primarily to a charge of $411,000 associated with non-recurring transaction costs of the 1994 REMIC. The charge is included as an offset to interest income in the Consolidated Statement of Income for the six months ended September 25, 1994. Interest earnings on the Company's Receivables portfolio remained relatively flat at approximately $2.0 million for both periods. The average interest rate earned on the Company's Receivables portfolio increased slightly from 11.0% at September 26, 1993 to 11.5% at September 25, 1994 while the average balance of Receivables decreased slightly. The Company anticipates that the average interest rate earned on the Company's Receivables will increase in the upcoming quarters due to indexing of the portfolio on the anniversary dates of individual prime-based adjustable rate Receivables.

S,G&A expense totaled $18.5 million and $12.8 million for the six months ended September 25, 1994 and September 26, 1993, respectively. As a percentage of sales of real estate, S,G&A expenses were 39.1% and 41.1% for the six months ended September 25, 1994 and September 26, 1993, respectively. The increase in the dollar amount of S,G&A expense is attributable to field operating expenses (a significant portion of which are variable in relation to sales and profitability levels) increasing with the corresponding growth in sales of real estate. Economies in field operating expenses achieved through the increased sales volume were mitigated by increased start-up costs associated with the Company's timeshare and housing operations, land sales expansion and increased expense attributable to profit-based compensation for certain regional managers. General and administrative expenses associated with corporate overhead remained flat at approximately $4.2 million for both periods.

Interest expense totaled $3.4 million and $3.5 million for the first two quarters of fiscal 1995 and 1994, respectively. The slight decrease in interest expense was attributable to approximately $235,000 in non-refundable financing costs associated with a public debt offering that was withdrawn by the Company, coupled with $264,000 of interest accrued on deferred taxes during the prior fiscal period. Such costs were somewhat offset during the current period by a rise in interest expense associated with increased average outstanding borrowings.

The Company recorded provisions for loan losses totaling $415,000 for each of the six months ended September 25, 1994 and September 26, 1993. In addition to the provision recorded for the six months ended September 25, 1994, the Company also increased the reserve by $114,000 to provide for possible losses on certain non-conforming notes excluded from the 1994 REMIC. These loans were reacquired in connection with the early retirement of mortgage-backed securities issued under the 1989 REMIC. This amount is a component of the $411,000 net loss on the 1994 REMIC. During the six months ended September 25, 1994 and September 26, 1993, the Company charged $435,000 and $459,000, respectively, against its reserves for loan losses.

Income from consolidated operations was $5.6 million and $3.4 million for the six months ended September 25, 1994 and September 26, 1993, respectively. The improvement for the current period is primarily the result of increased sales of real estate at higher gross margins attributable to the Company's core retail land sales business.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the six months ended September 26, 1993 includes, among other items, non-recurring income of approximately $800,000 associated with the settlement of certain litigation. Other income for the six months ended September 25, 1993 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the six months ended September 25, 1994, which represents an increase in the effective rate from the provision of 38% of pre-tax income recorded for the six months ended September 26, 1993. The increase in the effective tax rate for the current period is due to state income taxes which reflect the full utilization of certain of the Company's net operating loss carryforwards associated with state income taxes in fiscal 1994.

Net income was $3.4 million and $2.7 for the six months ended September 25, 1994 and September 26, 1993, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1 under the caption "Business - Regulation" and Item 3 under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1994. Certain of the claims, proceedings or disputes referred to therein have passed the administrative or demand stage and have resulted in civil lawsuits. However, there has been no significant change in the status of any material proceedings.

ITEM 2.  CHANGES IN SECURITIES

         On April 15, 1994, the Company declared a 4% Common Stock dividend consisting of 711,076 shares of its common stock, which was paid on May 31, 1994 to shareholders of record at the close of business on May 2, 1994 (the "Stock Dividend"). In connection with the Stock Dividend, $2,812 in the aggregate was paid to certain shareholders of record in lieu of fractional shares. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of income to give effect to the stock dividend, including retroactive restatement of the net income per common share amounts for the three and six months ended September 26, 1993.


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

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

             10.90 - Loan Agreement dated as of August 12, 1994 by and among
                     Patten Homes, Inc., Patten Corporation and Branch Banking and Trust Company

             10.91 - Amendment dated June 29, 1994 to Amended and Restated
                     Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Greyhound Financial Corporation and Patten Corporation as Guarantor

             10.92 - Loan Agreement dated as of June 29, 1994 by and between
                     Greyhound Financial Corporation and Properties of the Southwest, Inc.

             27 -    Financial Data Schedule (for the SEC use only)

         (b)   Reports on Form 8-K
               None
                                      25.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PATTEN CORPORATION
                                                          (Registrant)


Date:  November 4, 1994                       By: /S/ GEORGE F. DONOVAN
                                                  ------------------------------
                                                  George F. Donovan
                                                  President and Chief Executive
                                                  Officer


Date:  November 4, 1994                       By: /S/ ALAN L. MURRAY
                                                  ------------------------------
                                                  Alan L. Murray
                                                  Treasurer and Chief Financial
                                                  Officer (Principal Financial
                                                  Officer)

Date:  November 4, 1994                       By: /S/ DANIEL C. KOSCHER
                                                  ------------------------------
                                                  Daniel C. Koscher
                                                  Vice President, Assistant
                                                  Secretary and Chief
                                                  Accounting Officer (Principal
                                                  Accounting Officer)

                               PATTEN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                                 EXHIBIT INDEX



Exhibit                                    Description of Exhibit
- - - - -------                                    ----------------------

10.90         Loan Agreement dated as of August 12, 1994 by and among Patten Homes, Inc., Patten Corporation and Branch Banking
              and Trust Company

10.91         Amendment dated June 29, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9,
              1990 by Patten Receivables Finance Corporation VI, Greyhound Financial Corporation and Patten Corporation as
              Guarantor

10.92         Loan Agreement dated as of June 29, 1994 by and between Greyhound Financial Corporation and Properties of the
              Southwest, Inc.

27           Financial Data Schedule (for the SEC use only)
