Form 10-Q
period 1995-01-01
PATTEN CORP
filed 1995-02-15
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended January 1, 1995

                                      or

[ ]  -   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:  0-19292

                              PATTEN CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                           03-0300793
- - -----------------------------------                      -----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5295 Town Center Road, Boca Raton, Florida                         33486
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (407) 361-2700
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of January 29, 1995, there were 18,515,983 shares of Common Stock, $.01 par value per share, outstanding.

                              PATTEN CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION (1)

ITEM 1. FINANCIAL STATEMENTS                                              PAGE
                                                                          ----

        CONSOLIDATED BALANCE SHEETS AT
          JANUARY 1, 1995 AND MARCH 27, 1994  . . . . . . . . . . . . . .   3

        CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
          ENDED JANUARY 1, 1995 AND DECEMBER 26, 1993   . . . . . . . . .   4

        CONSOLIDATED STATEMENTS OF INCOME - NINE MONTHS
          ENDED JANUARY 1, 1995 AND DECEMBER 26, 1993   . . . . . . . . .   5

        CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
          ENDED JANUARY 1, 1995 AND DECEMBER 26, 1993   . . . . . . . . .   6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . .   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . .  11

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

(1) With the exception of the Consolidated Balance Sheet at March 27, 1994, which is audited, the accompanying interim Consolidated Financial Statements are unaudited but include all adjustments consisting only of normal recurring accruals and provisions for losses which management considers necessary to present fairly the consolidated financial position of the Company as of January 1, 1995, the consolidated results of operations for the three and nine months ended January 1, 1995 and December 26, 1993 and the consolidated cash flows for the nine months ended January 1, 1995 and December 26, 1993.

The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

PART I - FINANCIAL INFORMATION

ITEM 1.
                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                              (UNAUDITED)
                                                                               JANUARY 1,             MARCH 27,
                                                                                 1995                   1994
                                                                             -------------         --------------
ASSETS
Cash and cash equivalents (including restricted cash of
  approximately $2.7 million and $5.0 million at
  January 1, 1995 and March 27, 1994, respectively) .....................    $   4,661,933         $    9,308,047
Contracts receivable, net ...............................................        8,632,796              9,928,602
Notes receivable, net ...................................................       38,147,284             42,881,842
Investment in securities ................................................       17,533,781             26,469,714
Inventory, net ..........................................................       62,155,921             40,113,942
Property and equipment, net .............................................        5,057,961              3,634,478
Debt issuance costs .....................................................        1,857,261              1,724,387
Other assets ............................................................        4,568,949              5,556,201
                                                                             -------------         --------------
  TOTAL ASSETS ..........................................................    $ 142,615,886         $  139,617,213
                                                                             =============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ........................................................    $   1,979,391         $    1,906,170
Accrued liabilities and other ...........................................        6,551,660             10,079,007
Lines of credit and notes payable .......................................       18,877,895             11,524,150
Deferred income taxes ...................................................        4,790,471              3,742,928
Mortgage-backed notes payable ...........................................       19,539,647             25,772,299
Commitments and contingencies ...........................................              ---                    ---
8.25% convertible subordinated debentures ...............................       34,739,000             34,739,000
                                                                             -------------         --------------
  TOTAL LIABILITIES .....................................................       86,478,064             87,763,554


SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued ...........................................................              ---                    ---
Common stock, $.01 par value, 90,000,000 shares authorized;
  18,512,320 and 17,795,974 shares outstanding at
  January 1, 1995 and March 27, 1994, respectively ......................          185,123                177,960
Capital-in-excess of par value ..........................................       63,679,527             61,099,625
Retained earnings (deficit) .............................................    (   7,726,828 )       (    9,423,926 )
                                                                             -------------         --------------
Total shareholders' equity ..............................................       56,137,822             51,853,659
                                                                             -------------         --------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................    $ 142,615,886         $  139,617,213
                                                                             =============         ==============



See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                      -------------------------------------

                                                                         JANUARY 1,              DECEMBER 26,
                                                                            1995                   1993
                                                                      ------------             ------------
REVENUES:
  Sales of real estate ..........................................     $  19,253,999           $  14,203,746
  Interest income ..............................................          1,974,408               2,141,100
                                                                      -------------           -------------
                                                                         21,228,407              16,344,846

COST AND EXPENSES:
   Cost of real estate sold .....................................         9,783,941               7,201,356
   Selling, general and administrative expense ..................         8,207,234               6,109,696
   Interest expense .............................................         1,619,482               1,756,211
   Provision for losses .........................................           187,000                  80,000
                                                                      -------------           -------------
                                                                         19,797,657              15,147,263
                                                                      -------------           -------------

Income from operations ..........................................         1,430,750               1,197,583

Other income ....................................................            63,337                 205,245
                                                                      -------------           -------------
Income before income taxes ......................................         1,494,087               1,402,828
Provision for income taxes ......................................           612,576                 533,075
                                                                      -------------           -------------

NET INCOME ......................................................     $     881,511           $     869,753
                                                                      =============           =============

INCOME PER COMMON SHARE - PRIMARY AND
   FULLY DILUTED:
Net income .....................................................      $         .05           $         .04
                                                                      =============           =============

Weighted average number of common and common
   equivalent shares used to calculate primary and fully
   diluted net income per common share .........................         19,224,276              19,717,128
                                                                      =============           =============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                      -------------------------------------

                                                                         JANUARY 1,              DECEMBER 26,
                                                                            1995                   1993
                                                                      ------------             ------------
REVENUES:
  Sales of real estate .........................................      $ 66,682,358            $  45,319,730
  Interest income .............................................          5,181,090                5,848,531
                                                                      ------------            -------------
                                                                        71,863,448               51,168,261

COST AND EXPENSES:
   Cost of real estate sold ....................................        32,398,208               21,930,211
   Selling, general and administrative expense .................        26,745,945               18,913,029
   Interest expense ............................................         5,059,272                5,256,257
   Provision for losses ........................................           602,000                  495,000
                                                                      ------------            -------------
                                                                        64,805,425               46,594,497
                                                                      ------------            -------------

Income from operations .........................................         7,058,023                4,573,764

Other income ...................................................           192,078                1,133,868
                                                                      ------------            -------------
Income before income taxes .....................................         7,250,101                5,707,632
Provision for income taxes .....................................         2,972,542                2,168,900
                                                                      ------------            -------------

NET INCOME .....................................................      $  4,277,559            $   3,538,732
                                                                      ============            =============

INCOME PER COMMON SHARE - PRIMARY AND
   FULLY DILUTED:
Net income .....................................................      $        .22            $         .18
                                                                      ============            =============

Weighted average number of common and common
   equivalent shares used to calculate primary and fully
   diluted net income per common share .........................        19,388,345               19,437,166
                                                                      ============            =============





See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                -----------------------------------------
                                                                  JANUARY 1,                DECEMBER 26,
                                                                     1995                      1993
                                                                -------------             --------------
OPERATING ACTIVITIES:
  Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors ...........................     $  56,736,844             $  35,795,350
  Interest received .......................................         3,912,864                 3,835,963
  Cash paid for land acquisitions and real estate
    development ...........................................     (  33,896,012 )           (  20,383,843 )
  Cash paid to suppliers, employees and sales
    representatives .......................................     (  27,171,450 )           (  19,708,234 )
  Interest paid ...........................................     (   5,450,966 )           (   4,994,723 )
  Net income taxes paid ...................................     (   2,318,179 )           (   2,140,603 )
  Proceeds from borrowings collateralized by notes
    receivable ............................................         6,304,246                15,473,364
  Proceeds from sale of mortgage-backed securities,
    net of transaction costs and amount paid to
    retire securities .....................................        22,706,101                 8,352,973
  Payments on borrowings collateralized by notes
    receivable ............................................     (  12,536,898 )           (   4,420,559 )
                                                                -------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................         8,286,550                11,809,688
                                                                -------------             -------------
INVESTING ACTIVITIES:
  Net cash flow from purchases and sales of
    property and equipment ................................     (   1,330,033 )           (     484,311 )
  Additions to other long-term assets .....................     (     248,474 )           (     801,770 )
                                                                -------------             -------------
NET CASH FLOW USED BY INVESTING ACTIVITIES. ...............     (   1,578,507 )           (   1,286,081 )
                                                                -------------             -------------
FINANCING ACTIVITIES:
  Borrowings under line of credit facility ................         5,067,305                 1,002,152
  Payments under line of credit facility ..................     (   5,588,070 )           (     583,478 )
  Payments under repurchase agreement .....................               ---             (   6,500,000 )
  Borrowings under short-term secured debt facility .......               ---                 6,500,000
  Payments under short-term secured debt facility .........               ---             (   6,500,000 )
  Payments on other long-term debt ........................     (  10,839,994 )           (   7,072,842 )
  Proceeds from exercise of employee stock options ........             9,414                    34,456
  Payment for dividends in lieu of fractional shares. .....     (       2,812 )           (         976 )
                                                                -------------             -------------
NET CASH FLOW USED BY FINANCING ACTIVITIES. ...............     (  11,354,157 )           (  13,120,688 )
                                                                -------------             -------------
  Net decrease in cash and cash equivalents ...............     (   4,646,114 )           (   2,597,081 )
  Cash and cash equivalents at beginning of period ........         9,308,047                10,113,748
                                                                -------------             -------------
  Cash and cash equivalents at end of period ..............     $   4,661,933             $   7,516,667
                                                                =============             =============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                         NINE MONTHS ENDED
                                                                               ------------------------------------

                                                                                  JANUARY 1,           DECEMBER 26,
                                                                                     1995                  1993
                                                                               --------------         --------------
RECONCILIATION OF NET INCOME TO NET CASH FLOW
   PROVIDED BY OPERATING ACTIVITIES:
   Net income ..........................................................       $  4,277,559           $  3,538,732
   Adjustments to reconcile net income to net
     cash flow provided by operating activities:
       Depreciation and amortization ...................................            970,670              1,277,856
       (Gain)/loss on sale of property and equipment ...................             24,066           (    173,901  )
       Provision for losses ............................................            602,000                495,000
       Proceeds from borrowings collateralized
       by notes receivable net of principal repayments .................       (  6,232,652 )           11,052,805
   (INCREASE)  DECREASE IN ASSETS:
      Contracts receivable .............................................          1,295,806                829,153
      Investment in securities .........................................          8,935,933              6,076,672
      Inventory ........................................................       (  2,557,665 )            1,586,832
      Other assets .....................................................            987,252           (  1,947,780  )
      Notes receivable .................................................          2,390,164           (  9,693,032  )
   INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued liabilities and other ...............       (  3,454,126 )         (  3,401,549  )
      Deferred income taxes ............................................          1,047,543              2,168,900
                                                                               ------------           ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES .........................       $  8,286,550           $ 11,809,688
                                                                               ============           ============

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
  AND FINANCING ACTIVITIES

    Inventory acquired through financing ...............................       $ 18,527,174           $ 12,520,984
                                                                               ============           ============

    Inventory acquired through foreclosure,
      "insubstance foreclosure" or
      deedback in lieu of foreclosure ..................................       $    957,140           $    820,151
                                                                               ============           ============

    Investment in securities retained in
    connection with issuance of mortgage-
    backed securities ..................................................       $  2,674,370           $        ---
                                                                               ============           ============

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

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. However, a non-recurring gain of approximately $800,000 attributable to the settlement of certain litigation is included in other income in the consolidated statement of income for the nine months ended December 26, 1993. The results of operations for the three and nine month periods ended January 1, 1995 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

The Company's By-Laws provide that the fiscal year ends on the closest Sunday to the end of March. Accordingly, the current fiscal year, which ends on April 2, 1995, reflects a fifty-three week period. Each quarterly period for fiscal 1995 includes thirteen weeks, with the exception of the period ended January 1, 1995, which includes fourteen weeks.

2.  REVENUE RECOGNITION

The Company's real estate business is operated through three divisions. The land division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The resorts division acquires and develops timeshare property to be sold in fixed week intervals in fully furnished vacation units. The communities division is engaged in the development and sale of primary residential homes together with land parcels. Revenue recognition for each of the Company's operating divisions is discussed below.

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

Other land sales include large-acreage bulk transactions as well as land sales to investors and developers. The Company recognizes revenue on other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

In cases where all development has not been completed, the Company recognizes revenue on retail and other land sales in accordance with the percentage of completion method of accounting.

The Company recognizes revenue on community division sales when the unit is complete and title is transferred to the buyer. With respect to its resort division sales, the Company recognizes revenue when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable is reasonably assured, any statutory rescission period has passed and the Company has completed substantially all of its obligations with respect to any development related to the unit sold. In cases where all development has not been completed, revenue from the sale of timeshare intervals is recognized in accordance with the percentage of completion method of accounting.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




3.  CONTINGENT LIABILITIES

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables arising from land sales to banks and financial institutions to supplement its liquidity. At January 1, 1995, the Company was contingently liable for the outstanding principal balance of notes receivable sold aggregating approximately $6.6 million. Delinquency on these loans was not material. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4.  PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $602,000 and $495,000 for the nine months ended January 1, 1995 and December 26, 1993. See "Management's Discussion and Analysis of Financial Condition - Results of Operations", included under Item 2 herein, for a further discussion of the provisions for loan losses.

5.  INVENTORY

The Company's inventory holdings are summarized below by division.

                                                   JANUARY 1, 1995              MARCH 27, 1994
                                                   ---------------              --------------
Land division . . . . . . . . . . . . . .           $  49,990,904                $ 31,104,433

Communities division  . . . . . . . . . .               9,596,817                   6,633,653

Resorts division  . . . . . . . . . . . .               2,568,200                   2,375,856
                                                    -------------                ------------
                                                    $  62,155,921                $ 40,113,942
                                                    =============                ============

The Company's consolidated inventories have increased primarily to accommodate expected increased sales. See further discussion in Management's Discussion and Analysis - "Uses of Capital" and "Results of Operations".

6.  1994 REMIC TRANSACTION

In recent years, the Company has increasingly engaged in the securitization and sale of its mortgage notes receivable in the secondary financial markets in lieu of carrying out traditional whole loan sales. On May 11, 1994, the Company completed a private placement transaction which the Company elected to treat as a Real Estate Mortgage Investment Conduit (the "1994 REMIC"), involving the securitization of $27.7 million aggregate principal amount of its mortgage notes receivable. The notes were sold to a REMIC trust, which issued four classes of Certificates, with each Certificate evidencing a fractional undivided interest in the pool of notes. The initial principal balances of the Class A, Class B, Class C and Class R Certificates were $23.3 million, $2.8 million, $1.6 million and $0, respectively. On May 11, 1994, the Company sold the Class A and Class B Certificates to an institutional investor for aggregate proceeds of $26 million and retained the Class C and Class R Certificates. A portion of the proceeds from the transaction were used to repay approximately $13.5 million of outstanding debt, including $6.8 million of borrowings under a $10 million credit facility secured by notes receivable, $4.3 million of borrowings under a $20 million credit facility secured by notes receivable and $2.4 million associated with amounts paid to retire securities previously sold pursuant to the Company's 1989 REMIC financing. Proceeds to the Company after payment of issuance expenses and fees, resulted in an approximate $12.4 million increase in unrestricted cash. The 1994 REMIC resulted in a pre-tax loss of approximately $411,000 which is included in the Consolidated Statement of Income as a reduction to interest income for the nine months ended January 1, 1995.

                               PATTEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




7.  STOCK DIVIDENDS

In addition to a 4% Common Stock dividend paid on August 16, 1993, which consisted of the issuance of 683,005 common shares, the Company paid another 4% Common Stock dividend on May 31, 1994, which consisted of the issuance of an additional 711,076 common shares. The Company paid an aggregate $2,812 to certain shareholders for the May, 1994 dividend in lieu of issuing any fractional shares of stock. The weighted average number of common and common equivalent shares used to calculate primary and fully diluted net income per common share has been adjusted in the consolidated statements of income to give effect to the August, 1993 and May, 1994 stock dividends, including retroactive restatement of the net income per common share amounts for the three and nine months ended December 26, 1993.

8.  OTHER DEVELOPMENTS

Coalbed methane gas exploratory and test work is currently being conducted on certain property owned by the Company in Las Animas County, Colorado. The 22,000 acre property, including mineral rights, was acquired in 1994 from Atlantic Richfield Company.

The property is intended to be marketed and sold by the Company's land sale division in parcels of at least 35 acres for general recreational use by the consumer. Management does not believe that land sales will be adversely affected by the portion of the property devoted to gas exploration. This belief is based on the relative large size of parcels being offered and the setback restrictions imposed on well sites. In addition, coalbed methane gas recovery and production is less obtrusive than other conventional sources of natural gas processing.

Certain other companies with properties located in the same area are currently seeking to develop coalbed methane gas found in the coal seam of the Raton and Vermejo geologic formations. Last year, the Colorado Interstate Gas Company built a twenty-five mile pipeline which would enable gas to be moved from the township where Patten's property is located to Colorado's gas transmission systems.

Patten has entered into a lease agreement with a company which is involved in the exploration, development and production of natural resources. Under the terms of the lease, the third party is conducting testing at the project to determine, among other things, whether there are sufficient quantities of coalbed methane gas to commercially produce at the property. The underlying testing encompasses 4 coal seam wells located in the southcentral portion of the property. The testing is being conducted to determine the quantity of coalbed methane reserves derived from each well and whether such reserves can be recovered in an economic manner.

The lease provides that the exploration company will control the testing and development process and absorb all costs associated with research, testing, development and marketing. Patten Corporation will be entitled to royalty income over the term, if any, of gas production. Because of the preliminary nature of the tests which have been conducted to date, Patten is not presently able to determine whether additional wells will be installed, thus creating the favorable economics for the production and sale of coalbed methane gas on a commercial basis.

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

Net cash provided by the Company's operations was $8.3 million for the nine months ended January 1, 1995 and $11.8 million for the nine months ended December 26, 1993. During the current fiscal year, the Company increased its sales of real estate. The percentage of such sales received in cash, in lieu of originating Receivables, also increased. Accordingly, cash received from customers on the Consolidated Statement of Cash Flow rose. Along with the growth in sales of real estate, the payment of certain expenses increased, including (i) cash paid for land acquisition and real estate development, and
(ii) cash paid to suppliers, employees and sales representatives. Cash from the net of these three items was $4.3 million for both the nine months of fiscal 1995 and 1994. While net cash flows from these sources remained level, there was a $2.9 million reduction in cash from the sale of, or borrowings collateralized by, Receivables net of principal repayments. At January 1, 1995, the Company had an additional $5.2 million of eligible Receivables available to pledge under various credit facilities.

During the nine months ended January 1, 1995 and December 26, 1993, the Company received in cash $51.4 million or 76% and $29.6 million or 64%, respectively, of its sales of real estate that closed during these periods. The increase in the percentage of cash received is attributable in part, to the Company's program directed at obtaining increased down payments on financed sales of real estate as well as encouraging cash sales through the structure of its compensation program for certain regional office personnel. The increase in cash sales was also the result of strengthened relationships with local banks in certain regions resulting in more direct third party customer lot financing during the current fiscal period. In addition, community division sales have been financed entirely by third parties and, accordingly, resulted in cash sales to the Company.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with REMIC financings. The Receivable Subsidiaries are generally advanced between 80% and 90% of the face amount of the mortgage notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as mortgage-backed debt on the Consolidated Balance Sheet. The Company has also directly sold or pledged Receivables to banks or other institutional investors. The Company is subject to certain obligations and has certain contingent liabilities with respect to the Receivables sold. See Note 3 to the Consolidated Financial Statements included under Part I, Item 1. During the nine months ended January 1, 1995 and December 26, 1993, the Company raised $6.3 million and $23.8 million, respectively, from the pledge of Receivables. During the nine months ended January 1, 1995, the Company also raised $22.7 million net of transaction costs from the 1994 REMIC.

The Company has a revolving credit facility of $20.0 million secured by eligible Receivables with a financial institution. Under the terms of this facility, the Company is advanced proceeds equal to 90% of the outstanding principal balance of the pledged Receivables. In the event that pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions have not been material. The interest rate charged under the facility is prime plus 2.0%. At January 1, 1995, the outstanding principal balance under the facility was $9.9 million.
Accordingly, as of January 1, 1995, the Company had the ability to borrow up to an additional $10.1 million secured by, and subject to the availability of, up to $11.2 million of eligible Receivables. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires June, 1996. The indebtedness matures ten years from the date of the last advance.

The Company also has an agreement with this same lender which provides for acquisition, construction and Receivable financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. Under the terms of the construction financing, the lender will advance up to an aggregate of $3.1 million for development, provided that the outstanding balance shall not at any time exceed $2.1 million. The receivable loan has a maximum borrowing limit of $5 million less any outstanding balance on the construction loan. At January 1, 1995, there was $925,000 outstanding and secured by land while no borrowings had been made against Receivables originated. The interest rate charged under the facility is prime plus 2.25%. The facility expires in August, 1995. See "Uses of Capital" below for a further discussion of the Company's resorts division. This lender has also extended permanent financing in the amount of $5.5 million secured by two land projects in Texas. Interest is charged on such indebtedness at a rate of prime plus 2%.

The Company has a credit facility with another financial institution which allows it to receive aggregate advances up to $25.0 million secured by eligible Receivables. Under the terms of this facility, the Company is advanced proceeds equal to 80% of the outstanding principal balance of the pledged Receivables. The interest rate charged under the facility is 1.75% plus the greater of the prime rate or commercial paper rate as published in the Wall Street Journal. At January 1, 1995, the outstanding principal balance under this facility was $6.2 million and the Company had received $10.6 million in aggregate advances from the pledge of Receivables. Accordingly, as of that date, the Company had the ability to borrow up to an additional $14.4 million secured by, and subject to the availability of, up to $18.0 million of eligible Receivables. All principal and interest payments received on the pledged Receivables are applied to the principal and interest due under this facility. The ability to receive advances expires in June, 1995. The indebtedness matures in June, 1998.

The Company has a $10 million revolving credit facility with an additional financial institution secured by Receivables and land inventory. Under the terms of this facility, the Company is entitled to advances equal to 80% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3 million secured by land inventory to fund acquisition and development costs. Borrowings secured by Receivables under this facility bear interest at prime plus 2.5% and borrowings secured by land inventory bear interest at prime plus 3.0%. At January 1, 1995, the outstanding principal balance of borrowings secured by Receivables was $3.4 million and the outstanding principal balance of borrowings secured by land inventory totaled $215,000. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the indebtedness is paid in full. At January 1, 1995, the Company had the ability to borrow up to an additional $6.4 million secured by Receivables and land inventory. The facility expires in October, 1998.

The Company continues to seek bank or seller financing for its property acquisitions. During the nine months ended January 1, 1995 and December 26, 1993, the Company financed $18.5 million or 44% and $12.5 million or 38%, respectively, of its property inventory, including acquisition and development costs.

In addition to the sources of capital available under credit facilities totaling $35.9 million as discussed above, the balance of the Company's unrestricted cash and cash equivalents was $2.0 million at January 1, 1995. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its capital requirements.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing land, community and resort properties, (ii) purchasing building materials, (iii) financing customer purchases, (iv) meeting operating expenses, and (v) satisfying the Company's debt obligations.

The Company's net inventory was $62.2 million at January 1, 1995 and $40.1 million at March 27, 1994. With respect to inventory owned as of January 1, 1995, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary home site use by purchasers, (ii) fund its housing operation in certain locations and (iii) develop timeshare property.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of January 1, 1995, was approximately $63.6 million. The Company anticipates spending $24.5 million in fiscal 1996. The $63.6 million does not include housing unit costs subsequent to fiscal 1995 which the Company is not able to determine at this time. The nature and amount of development costs is discussed below.

Land Division   The Company expends capital to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees.

Communities Division   The Company expends capital for building materials and
other infrastructure costs, including road and utility construction, surveys and engineering fees.

Resorts Division   The Company expends capital for building materials,
amenities and other infrastructure costs including road and utility construction, surveys and engineering fees. In November, 1993 the Company purchased property in Gatlinburg, Tennessee, for the site of its first timeshare project. Although plans for the final phases of the project have not been finalized, the preliminary plans provide for the total project to include approximately 171 units (8,892 intervals). Approximately half of the units will consist of single-family detached chalets and the balance of the units will consist of apartment-like dwellings located in several mid-rise buildings. Development and residential unit construction are being phased. The Company is currently marketing the first two phases of the project which consist of 44 units.

The table set forth below outlines the estimated funds required to develop property owned as of January 1, 1995. Because the Company does not primarily engage in speculative homebuilding, prospective home purchasers are pre-qualified and a purchase contract exists prior to Patten commencing unit construction. Accordingly, the table excludes development associated with future home sales under the Company's communities division. Furthermore, funds for development of the Company's timeshare project are expected to be required through 1998.

GEOGRAPHIC REGION               LAND             COMMUNITIES           RESORTS               TOTAL
- - -----------------          ------------         ----------------     -------------       -------------
Southwest . . . . .        $ 31,302,724          $       370,017     $         ---       $  31,672,741
West  . . . . . . .           3,832,156                  343,413               ---           4,175,569
Midwest . . . . . .           2,534,108                      ---        17,971,761          20,505,869
Southeast . . . . .           2,700,089                3,734,711               ---           6,434,800
Northeast . . . . .             693,586                      ---               ---             693,586
Mid-Atlantic  . . .              85,531                      ---               ---              85,531
Canada  . . . . . .                 699                      ---               ---                 699
                           ------------          ---------------     -------------       -------------
Totals  . . . . . .        $ 41,148,893          $     4,448,141     $  17,971,761       $  63,568,795
                           ============          ===============     =============       =============

The Company's inventory as of January 1, 1995 and March 27, 1994 summarized by product type is set forth below.

                                                        JANUARY 1, 1995
                       -------------------------------------------------------------------------------
GEOGRAPHIC REGION           LAND               COMMUNITIES (1)         RESORTS               TOTAL
- - -----------------         --------             ---------------      ------------         -------------
Southwest . . . . .    $ 18,149,787(2)          $  1,614,165        $        ---         $  19,763,952
West  . . . . . . .       9,004,362                  588,044                 ---             9,592,406
Midwest . . . . . .       8,006,736                     ---            2,568,200            10,574,936
Southeast . . . . .       6,922,934                7,394,608                 ---            14,317,542
Northeast . . . . .       3,931,418                     ---                  ---             3,931,418
Mid-Atlantic  . . .       3,666,164                     ---                  ---             3,666,164
Canada  . . . . . .         309,503                     ---                  ---               309,503
                       ------------             ------------        ------------         -------------
Totals  . . . . . .    $ 49,990,904             $  9,596,817        $  2,568,200         $  62,155,921
                       ============             ============        ============         =============


                                                          MARCH 27, 1994
                       ------------------------------------------------------------------------------
GEOGRAPHIC REGION           LAND               COMMUNITIES (1)        RESORTS                TOTAL
- - -----------------         --------             ---------------     -------------         ------------
Southwest . . . . . .  $  4,051,153 (2)         $  1,134,688        $       ---         $   5,185,841
West  . . . . . . . .     4,983,355                1,104,605                ---             6,087,960
Midwest . . . . . . .     5,106,059                     ---            2,375,856            7,481,915
Southeast . . . . . .     6,808,053                4,394,360                ---            11,202,413
Northeast . . . . . .     4,587,051                     ---                 ---             4,587,051
Mid-Atlantic  . . . .     5,182,178                     ---                 ---             5,182,178
Canada  . . . . . . .       386,584                     ---                 ---               386,584
                       ------------             ------------        ------------        -------------
Totals  . . . . . . .  $ 31,104,433             $  6,633,653        $  2,375,856        $  40,113,942
                       ============             ============        ============        =============


- - -----------------
(1) Community division inventory as of January 1, 1995, includes land inventory of $6.7 million and $2.9 million of housing unit construction-in-progress. As of March 27, 1994, the Company had $5.4 million of land inventory with $1.2 million of housing unit construction-in-progress. The increase in land inventory is attributable to infrastructure development. The Company has not acquired any additional land inventory to support its communities division during the nine months ended January 1, 1995.

(2) During the nine months ended January 1, 1995, the Company acquired three large tracts of land inventory consisting of 1,434 acres in Texas at a purchase price of approximately $6.1 million, 4,700 acres located in New Mexico for approximately $3.8 million and 1,515 acres in Missouri for approximately $2.3 million.

In addition to product diversification, the Company has sought broader distribution of its land projects and increased its land holdings in the southwestern, western, midwestern and southeastern regions of the United States where expanding consumer markets exist. At the same time, management plans to continue to reduce its presence in the northeastern and certain parts of the mid-atlantic regions due to soft economic conditions which have resulted in reduced consumer demand.

The Company maintains inventory valuation reserves which totaled $2.9 million at January 1, 1995, for certain land properties acquired prior to fiscal 1990 which serve as contra assets against the historical cost of such parcels. During the nine months ended January 1, 1995, $647,000 and $1.1 million of the Company's inventory reserves were released as credits to cost of real estate sold and selling, general and administrative (S,G&A) expense, respectively, as the inventory was sold. During the nine months ended December 26, 1993, $721,000 and $960,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively, as the inventory was sold.

The Company offers financing of up to 90% of the purchase price of timeshare and land real estate sold to all purchasers of its properties who qualify for such financing. During the nine months ended January 1, 1995 and December 26, 1993, the Company received 24% and 36%, respectively, of its aggregate sales of real estate which closed during the period in the form of mortgage note receivables. The decrease in the percentage of sales financed by the Company is attributable to the Company's program directed at increasing cash sales of real estate or down payments in cases where Company financing is extended. At January 1, 1995, $27.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $11.7 million of Receivables were not pledged or encumbered. At March 27, 1994, $34.1 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $9.4 million of Receivables were not pledged or encumbered. The reduction in encumbered notes at January 1, 1995 was primarily attributable to the 1994 REMIC. Pursuant to the 1994 REMIC, the Company retired indebtedness secured by Receivables and included the released Receivables in the collateral pool supporting this REMIC. The 1994 REMIC transaction was accorded sale treatment.

At January 1, 1995, 1.6% or $726,500 of the aggregate $45.5 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. Of the $45.5 million principal amount of loans, $38.9 million were held by the Company, while approximately $6.6 million were sold with limited recourse. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 27, 1994, 3.3% or $1.6 million of the aggregate $48.9 million principal amount of Company-originated loans which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due. Management believes that the decrease in the delinquency rate during the current period was attributable to the Company's ongoing program of expanded collection efforts and strengthened underwriting criteria involved in the origination and servicing of Receivables.

The Company recorded loan loss provisions of $602,000 and $495,000 for the nine months ended January 1, 1995 and December 26, 1993, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis, considering historical frequency of default, loss experience and quality of Receivables, as evidenced by loans more than 30 days past due. See "Results of Operations" for a further discussion of the provision for loan losses.

RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 27, 1994.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence and interest rates. Management believes that general economic conditions have strengthened in most of its principal markets of operation. However, the real estate markets in the Northeast and Canada continue to remain depressed and the Company has experienced reduced levels of sales in the Mid-Atlantic region.

In the latter part of fiscal 1994, the Company began pursuing a program of diversification by entering the resorts market. Management believes this operation complements the core retail land business and will provide desired opportunities for revenue growth. The Company has also identified the residential housing sector as an add-on business line to increase the absorbtion of select land inventory. During the current fiscal period, such operations have emerged as complementary, but distinct business divisions with different operating characteristics from that of the Company's core retail land sales business.

Comparison of Three Months Ended January 1, 1995 and December 26, 1993.

The following table sets forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended January 1, 1995. The Company was not involved in communities and resorts division operation activity was not material during the three months ended December 26, 1993. Accordingly, separate results of operations for the third quarter of fiscal 1994 are not presented.

                                                              (DOLLARS IN THOUSANDS)
                                                         THREE MONTHS ENDED JANUARY 1, 1995
                                   -----------------------------------------------------------------------------------
                                         LAND               COMMUNITIES            RESORTS               TOTAL
                                   ------------------   ---------------------  ------------------  -------------------
Sales of real estate (1)  . . . .   $ 15,301   100.0  %   $  2,745    100.0  %  $  1,208  100.0  %  $ 19,254     100.0%

Cost of real estate sold  . . . .      6,622    43.3         2,672     97.3          490   40.6        9,784      50.8
                                    --------  ---------   --------  ----------  --------  --------  --------  ---------
Gross profit  . . . . . . . . . .      8,679    56.7            73      2.7          718   59.4        9,470      49.2

Field selling, general and
administrative
expense (2) . . . . . . . . . . .      5,222    34.1           299     10.9          546   45.2        6,067      31.5
                                    --------  ---------   --------  ----------  --------  --------  --------  ---------
Field operating profit
(loss) (3)  . . . . . . . . . . .   $  3,457    22.6  %   $  (226)    (8.2)  %  $    172   14.2  %  $  3,403      17.7%
                                    ========  =========   ========  ==========  ========  ========  ========  =========

- - -----------------
(1) The Company's resorts division generated sales of $2.6 million from the sale of 431 intervals which reflects an average sales price per interval of $6,100. The figures reported above exclude $1.4 million of such interval sales which have been deferred under the percentage of completion method of accounting.

(2) Aggregate general and administrative expenses from corporate overhead totaling $2.1 million have been excluded from the table.

(3) The table presented above outlines selected financial data. Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 36% to $19.3 million for the three months ended January 1, 1995 compared to $14.2 million for the three months ended December 26, 1993.

The following table sets forth certain information regarding sales of parcels associated with the Company's retail land division for the periods indicated.

                                                                  THREE MONTHS ENDED
                                                        -----------------------------------------
                                                         JANUARY 1,                 DECEMBER 26,
                                                            1995                        1993
                                                        -------------              --------------
Number of parcels sold (1)  . . . . . . . . .                 499                         559

Average sales price per parcel (1)  . . . . .            $ 30,663                   $  25,675

Gross margins on retail land sales  . . . . .                 57%                         49%

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, excluding the effects of deferred sales, was $29,798 and $24,403 for the three months ended January 1, 1995 and December 26, 1993, respectively.

While the number of parcels sold during the current three month period decreased by approximately 11%, the average sales price increased by 19%. The decrease in parcels sold resulted, in part, from reduced sales in the mid-atlantic region where the Company has reduced its presence in favor of markets with stronger economic conditions. The increase in the average sales price was largely attributable to the Company's southwestern operations. Specifically, increased consumer demand for parcels in Texas has prompted higher selling prices. Additionally, increased marketing of waterfront properties has resulted in higher sale prices.

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's land division by geographic region for the three months ended on the dates indicated.

                                                          THREE MONTHS ENDED
                                       ----------------------------------------------------------
                                       JANUARY 1, 1995                         DECEMBER 26, 1993
                                       ---------------                         -----------------

                                                     AVERAGE                                   AVERAGE
                              NUMBER OF            SALES PRICE       NUMBER OF PARCELS       SALES PRICE
GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)            SOLD            PER PARCEL (1)
- - -----------------            ------------        --------------            ----            --------------
Southwest . . . . . . .          192               $ 40,796                184               $ 26,556
West  . . . . . . . . .           87                 30,601                 64                 37,272
Midwest . . . . . . . .           86                 21,743                 92                 26,541
Southeast . . . . . . .           67                 23,000                 92                 24,997
Northeast . . . . . . .           20                 24,950                 26                 17,510
Mid-Atlantic  . . . . .           46                 19,071                 95                 19,059
Canada  . . . . . . . .            1                 18,540                  6                 11,874
                                ----               --------               ----               --------
Totals  . . . . . . . .          499               $ 30,663                559               $ 25,675
                                ====                                      ====

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

While the Company has experienced an increase in the number of parcels sold in the southwest and intends to continue expansion in this area subject to changing market conditions, management also expects further increased sales activity in the west in future quarters due to recent acquisitions of land inventory in this region. The reduction in parcels sold in the southeast and midwest largely resulted from a temporary shortage of ready-to-market inventory. The Company has recently acquired several lakefront properties in these regions and expects increased sales in upcoming quarters. The number of parcels sold in the northeast geographic region reflects the continuing soft economy. As discussed above, the reduction in parcels sold in the mid-atlantic geographic region resulted from reduced inventories available for sale in response to decreased demand for certain properties in this market.

The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. All land properties under contract for purchase are intended to achieve certain minimum economics including a gross margin of at least 55% of sales. Due to improved regional conditions in many of the Company's principal markets, gross margins have strengthened from the targeted 55%. While management expects to continue to achieve or exceed the targeted 55% gross margin, no assurances can be given that this trend will continue. However, the sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $3.9 million of net inventory in the Northeast.

During the third quarter of fiscal 1995, the Company's communities division generated 26 sales at an average sales price of $105,567 contributing a total of $2.7 million in sales revenue, or approximately 14% of total consolidated revenues from sales of real estate. The 26 sales consist of 20 manufactured homes with an average sales price of $78,770 and 6 site-built homes with an average sales price of $194,887. In addition, at January 1, 1995, there was $8.0 million in backlog of home sales for future delivery representing 65 contracts.

Prior to the deferral of $1.4 million in revenues under the percentage of completion method of accounting, the Company's resorts division generated revenues of $2.6 million from the sale of 431 units which reflects an average sales price per unit of $6,100 for the third quarter of fiscal 1995. Net of deferred revenues, resorts division sales of $1.2 million for the period represent approximately 6% of consolidated revenues from the sale of real estate.

The Company's communities and resorts divisions reflect characteristics that differ from the core retail land sales division with respect to the gross margins that are generated. In general, management anticipates that the sale of its land and resort inventories will yield gross margins of at least 55%, while gross margins realized in its communities inventory are expected to be significantly lower. The communities and resorts division generated gross margins for the three months ended January 1, 1995 of 3% and 59%, respectively. These operations, when combined with the 57% gross margin produced from the core retail land sales division, resulted in an overall consolidated gross margin of 49% for the current period.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                                                  THREE MONTHS ENDED JANUARY 1, 1995
                         --------------------------------------------------------------------------------
GEOGRAPHIC REGION             LAND           COMMUNITIES         RESORTS          TOTAL             %
- - -----------------         ------------       -----------       -----------        -----           -----
Southwest . . . . .       $  7,832,866       $   142,790       $       ---    $  7,975,656         41.4 %
West  . . . . . . .          2,662,303           719,876               ---       3,382,179         17.6
Midwest . . . . . .          1,869,865               ---         1,208,448       3,078,313         16.0
Southeast . . . . .          1,541,004         1,882,064               ---       3,423,068         17.8
Northeast . . . . .            499,000               ---               ---         499,000          2.6
Mid-Atlantic  . . .            877,243               ---               ---         877,243          4.5
Canada  . . . . . .             18,540               ---               ---          18,540           .1
                          ------------       -----------       -----------    ------------        -----
Totals  . . . . . .       $ 15,300,821       $ 2,744,730       $ 1,208,448    $ 19,253,999        100.0 %
                          ============       ===========       ===========    ============        =====


                        THREE MONTHS ENDED DECEMBER 26, 1993
                        ------------------------------------
GEOGRAPHIC REGION            TOTAL LAND              %
- - -----------------           ------------          --------
Southwest . . . . .         $  4,200,303           29.6  %
West  . . . . . . .            2,396,410           16.9
Midwest . . . . . .            2,402,677           16.9
Southeast . . . . .            2,799,543           19.7
Northeast . . . . .              455,250            3.2
Mid-Atlantic  . . .            1,878,320           13.2
Canada  . . . . . .               71,243             .5
                            ------------          -----
Totals  . . . . . .         $ 14,203,746          100.0 %
                            ============          =====

Interest income was $2.0 million for the third quarter of fiscal 1995 compared to $2.1 million for the same quarter of fiscal 1994. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and near-cash investments. The table set forth below outlines interest income earned from each category of asset for the periods indicated.

                                                                       THREE MONTHS ENDED
                                                              --------------------------------------
                                                               JANUARY 1,              DECEMBER 26,
                                                                  1995                     1993
                                                              ------------            --------------
INTEREST EARNED ON:
- - -------------------
Receivables held and excess servicing from                    $ 1,241,915               $  1,173,344
  whole-loan sales  . . . . . . . . . . . . . . . . .
Securities retained in connection with REMIC                      637,529                    877,952
  financings  . . . . . . . . . . . . . . . . . . . .
Cash and near-cash investments  . . . . . . . . . .                94,964                     89,804
                                                              -----------               ------------
Totals  . . . . . . . . . . . . . . . . . . . . . .           $ 1,974,408               $  2,141,100
                                                              ===========               ============


S,G&A expense totaled $8.2 million and $6.1 million for the three months ended January 1, 1995 and December 26, 1993, respectively. As a percentage of sales of real estate, S,G&A expenses were 43% for both the three months ended January 1, 1995 and December 26, 1993. Due to revenue recognition criteria, particularly for the Company's communities and resorts divisions, certain fixed general and administrative expenses were incurred during the three month period ended January 1, 1995, although the corresponding revenues were deferred for recognition until a future period. As a result, S,G&A expense remained flat as a percent of sales of real estate. At January 1, 1995, approximately $2.2 million of resorts division sales have been deferred and the Company's backlog of home sales approximated $8.0 million.

Interest expense totaled $1.6 million and $1.8 million for the third quarter of fiscal 1995 and 1994, respectively. The average outstanding borrowings were approximately $70 million for both periods. However, during the current year quarter, interest incurred for certain newly acquired properties with estimated sell-out periods in excess of one year was capitalized. The projects, which will require significant and lengthier development, qualify for capitalization under generally accepted accounting principles.

The Company recorded provisions for loan losses totaling $187,000 and $80,000 for the three months ended January 1, 1995 and December 26, 1993, respectively. The Company originated approximately the same principal amount of receivables for each three month period and the reserve for loan losses represents approximately the same percentage of gross receivables at the end of each three month period. Furthermore, management believes that the overall performance of its mortgage portfolio has remained consistent as evidenced by delinquency at each period end. However, additional write-downs were deemed necessary for certain property securing troubled loans that have been in the foreclosure process for an extended period of time. These loans were successfully foreclosed during the current quarter. Because of the lengthy period from delinquency of a loan to resolve through foreclosure, additional recovery costs were incurred. The subject loans were originated by the Company in the late 1980's and, in most cases, were secured by northeast land. Management has made substantial progress in working through the foreclosure backlog. As of January 1, 1995, approximately $6.5 million of the original $8.0 million principal amount of loans suffering from non-performance beginning in the early 1990's have been foreclosed upon or the property securing the loan has been deeded back in lieu of foreclosure.

Income from consolidated operations was $1.4 million and $1.2 million for the three months ended January 1, 1995 and December 26, 1993, respectively. The improvement for the current period is primarily the result of increased sales of real estate.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the third fiscal quarter of fiscal 1994 includes, among other items, gains from the disposal of fixed assets. Other income for the three months ended January 1, 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the three months ended January 1, 1995. The provision was 38% of pre-tax income for the three months ended December 26, 1993. In fiscal 1994, the Company was able to utilize its operating loss carryforwards associated with state income taxes which resulted in a higher effective tax rate for the current year three month period.

Net income was $882,000 and $870,000 for the three months ended January 1, 1995 and December 26, 1993, respectively.

Comparison of Nine Months Ended January 1, 1995 and December 26,1993.

The following table sets forth selected financial data for the business units comprising the consolidated operations of the Company for the nine months ended January 1, 1995. The Company was not involved in resort operations and communities operation activity was not material during the nine months ended December 26, 1993. Accordingly, separate results of operations for the first three quarters of fiscal 1994 are not presented.

                                                                     (DOLLARS IN THOUSANDS)
                                                                 NINE MONTHS ENDED JANUARY 1, 1995
                                          -----------------------------------------------------------------------------------
                                                 LAND               COMMUNITIES            RESORTS               TOTAL
                                          ------------------   ---------------------  ------------------  -------------------
Sales of real estate (1)  . . . .         $ 54,597   100.0  %   $  9,014    100.0  %  $  3,071   100.0 %  $ 66,682     100.0%

Cost of real estate sold  . . . .           23,356    42.8         7,972     88.4        1,070    34.8      32,398      48.6
                                          --------  ---------   --------  ----------  --------  --------  --------  ---------
Gross profit  . . . . . . . . . .           31,241    57.2         1,042     11.6        2,001    65.2      34,284      51.4

Field selling, general and
administrative
expense (2) . . . . . . . . . . .           16,958    31.1         1,230     13.7        2,208    71.9      20,396      30.6
                                          --------  ---------   --------  ----------  --------  --------  --------  ---------
Field operating profit
(loss) (3) . . . . . . . . . . . .        $ 14,283    26.1  %   $  (188)    (2.1)  %  $  (207)   (6.7) %  $ 13,888      20.8%
                                          ========  =========   ========  ==========  ========  ========  ========  =========

- - -----------------
(1) The Company's resorts division project generated revenues of $5.3 million from the sale of 829 units which reflects an average sales price per unit of $6,430 for the nine months ended January 1, 1995. The figures reported above exclude $2.2 million of interval sales and $839,000 of field operating profit which have been deferred under the percentage of completion method of accounting.

(2) Aggregate general and administrative expenses from corporate overhead totaling $6.3 million have been excluded from the table.

(3) The table presented above outlines selected financial data. Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 47% to $66.7 million for the nine months ended January 1, 1995 compared to $45.3 million for the nine months ended December 26, 1993.

The following table sets forth certain information regarding sales of parcels associated with the Company's retail land operations for the periods indicated.

                                                                    NINE MONTHS ENDED
                                                        -----------------------------------------

                                                         JANUARY 1,                 DECEMBER 26,
                                                            1995                        1993
                                                        -------------              --------------
Number of parcels sold (1)  . . . . . . . . .               1,761                       1,828

Average sales price per parcel (1)  . . . . .            $ 31,004                   $  24,468

Gross margins on retail land division sales .                 57%                         52%

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, excluding the effects of deferred sales, was $30,997 and $24,364 for the nine months ended January 1, 1995 and December 26, 1993, respectively.

While the number of parcels sold during the current nine month period decreased by approximately 4%, the average sales price increased by 27%. The decrease in parcels sold resulted, in part, from reduced sales in the mid-atlantic region where the Company has reduced its presence in favor of markets with more robust economic conditions. The Company also sold less parcels in the midwest and southeast due to a shortage of ready-to-market lots. Additional lakefront property has been acquired in these regions and marketing efforts have commenced. The decrease in parcels sold in the mid-atlantic and midwest regions were offset by increased parcels sold in the southwestern and western regions of the United States. The Company continues to reduce inventories in the northeast, an action which began in the early 1990's.

The increase in the average sales price was largely attributable to the Company's southwestern operations. Specifically, increased consumer demand for parcels in Texas has prompted higher selling prices. Additionally, increased infrastructure development for these same Texas properties has resulted in higher sale prices. Higher sales prices in the southwestern region were joined by increased average sales prices in the midwest and southeast. This occurred, in part, due to the sale of several lakefront projects which maintained higher unit sale prices.

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's land division by geographic region for the nine months ended on the dates indicated.

                                                          NINE MONTHS ENDED
                                    -------------------------------------------------------------
                                       JANUARY 1, 1995                         DECEMBER 26, 1993
                                       ---------------                         -----------------

                                                     AVERAGE                                   AVERAGE
                              NUMBER OF            SALES PRICE       NUMBER OF PARCELS       SALES PRICE
GEOGRAPHIC REGION            PARCELS SOLD        PER PARCEL (1)            SOLD            PER PARCEL (1)
- - -----------------            ------------        --------------            ----            --------------
Southwest . . . . . . .          750             $ 36,046                   631              $ 25,811
West  . . . . . . . . .          238               33,458                   198                34,009
Midwest . . . . . . . .          266               26,635                   335                22,700
Southeast . . . . . . .          225               28,438                   262                23,056
Northeast . . . . . . .           86               22,921                    96                17,176
Mid-Atlantic  . . . . .          183               21,917                   294                21,281
Canada  . . . . . . . .           13               10,313                    12                13,037
                               -----               ------                 -----              --------
Totals  . . . . . . . .        1,761             $ 31,004                 1,828              $ 24,468
                               =====                                      =====

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

The Company's Investment Committee, consisting of executive officers, approve all property acquisitions. All land properties under contract for purchase are expected to achieve certain minimum economics including a gross margin of at least 55% of sales. Due to improved regional conditions in many of the Company's principal markets, gross margins have strengthened from the targeted 55%. While management expects to continue to achieve or exceed the targeted 55% gross margin, no assurances can be given that this trend will continue. However, the sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margins on the sale of the remaining $3.9 million of net inventory in the Northeast.

During the nine months ended January 1, 1995, the Company's communities division generated 106 sales at an average sales price of $85,037 contributing a total of $9.0 million in sales revenue, or approximately 14% of total consolidated revenues from sales of real estate. The 106 sales consist of 96 manufactured homes with an average sales price of $74,608 and 10 site-built homes with an average sales price of $185,160. In addition, at January 1, 1995, there was $8.0 million in backlog of home sales for future delivery representing 65 contracts.

Prior to the deferral of $2.2 million in revenues under the percentage of completion method of accounting, the Company's resorts division generated revenues of $5.3 million from the sale of 829 units which reflects an average sales price per unit of $6,430 for the nine months ended January 1, 1995. Net of deferred revenues, resorts division sales of $3.1 million for the period represent approximately 5% of consolidated revenues from the sale of real estate.

The Company's communities and resorts divisions reflect characteristics that differ from the core retail land sales business with respect to the gross margins that are generated. The communities and resorts divisions generated gross margins for the nine months ended January 1, 1995 of 12% and 65%, respectively. These operations, when combined with the 57% gross margin produced from the core retail land sales division, resulted in an overall consolidated gross margin of 51% for the current period.

The tables set forth below outline sales by geographic region and division for the nine months ended on the dates indicated.

                                                   NINE MONTHS ENDED JANUARY 1, 1995
                        ------------------------------------------------------------------------------------
GEOGRAPHIC REGION             LAND           COMMUNITIES            RESORTS             TOTAL        %
- - -----------------         ------------       -----------            -------           -------     ------
Southwest . . . . .       $ 27,034,869       $   825,067        $       ---      $  27,859,936      41.8 %
West  . . . . . . .          7,962,946         3,248,664                ---         11,211,610      16.7
Midwest . . . . . .          7,084,844               ---          3,071,240         10,156,084      15.2
Southeast . . . . .          6,398,532         4,940,206                ---         11,338,738      17.1
Northeast . . . . .          1,971,200               ---                ---          1,971,200       3.0
Mid-Atlantic  . . .          4,010,722               ---                ---          4,010,722       6.0
Canada  . . . . . .            134,068               ---                ---            134,068        .2
                          ------------       -----------        -----------      -------------     -----
Totals  . . . . . .       $ 54,597,181       $ 9,013,937        $ 3,071,240      $  66,682,358     100.0 %
                          ============       ===========        ===========      =============     =====

                        NINE MONTHS ENDED DECEMBER 26, 1993
                        -----------------------------------
GEOGRAPHIC REGION            TOTAL LAND              %
- - -----------------           ------------          --------
Southwest . . . . .         $ 14,975,885           33.0  %
West  . . . . . . .            6,894,080           15.2
Midwest . . . . . .            8,367,940           18.5
Southeast . . . . .            6,540,393           14.4
Northeast . . . . .            1,648,900            3.6
Mid-Atlantic  . . .            6,736,094           14.9
Canada  . . . . . .              156,438             .4
                            ------------          -----
Totals  . . . . . .         $ 45,319,730          100.0 %
                            ============          =====


Interest income was $5.2 million for the nine months ended January 1, 1995 compared to $5.8 million for the same period of fiscal 1994. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and near-cash investments. The table set forth below outlines interest income earned from each category of asset for the periods indicated.

                                                                        NINE MONTHS ENDED
                                                              --------------------------------------
                                                               JANUARY 1,              DECEMBER 26,
                                                                  1995                     1993
                                                              ------------            --------------
INTEREST EARNED ON:
- - -------------------
Receivables held and excess servicing from                    $ 3,286,941              $   3,215,753
  whole-loan sales  . . . . . . . . . . . . . . . . .
Securities retained in connection with REMIC                    1,480,344                  2,435,941
  financings  . . . . . . . . . . . . . . . . . . . .
Cash and near-cash investments  . . . . . . . . . . .             413,805                    196,837
                                                              -----------              -------------
Totals  . . . . . . . . . . . . . . . . . . . . . . .         $ 5,181,090              $   5,848,531
                                                              ===========              =============

In May, 1994, the Company completed a REMIC transaction. See description of transaction under Note 6, Part I, Item 1. This securitization of Receivables yielded the Company approximately $12.4 million of unrestricted cash. Accordingly, the Company's average cash and near-cash equivalents for the current year nine month period increased over the comparable period of the prior year, resulting in increased interest income earned from these low-risk instruments. The 1994 REMIC transaction was accomplished by combining Receivables held by the Company with Receivables reacquired by retiring securities that had been issued in connection with the 1989 REMIC transaction, under which certain Receivables served as security. This newly formed pool of Receivables securitized four classes of certificates for the 1994 REMIC. Because the Company retained less principal amount of subordinated certificates pursuant to the 1994 REMIC, less interest was accreted from these securities for the current nine month period versus the same period of the prior year.

S,G&A expense totaled $26.7 million and $18.9 million for the nine months ended January 1, 1995 and December 26, 1993, respectively. As a percentage of sales of real estate, S,G&A expenses were 40% and 42% for the nine months ended January 1, 1995 and December 26, 1993, respectively. S,G&A expense is expected to increase in dollar amount as greater levels of sales are achieved. This is because a significant portion of these expenses are variable relative to sales and profitability levels, and therefore, increase with corresponding growth in sales of real estate. However, economies are typically achieved by holding fixed administrative expenses constant, which allows for a reduction in aggregate S,G&A expense as a percent of sales of real estate. While certain economies were achieved for the current nine month period, this was mitigated by the effect of deferred revenue and backlog of home sales. Due to revenue recognition criteria, particularly for the Company's resorts and communities divisions, certain fixed general and administrative expenses were incurred during the nine month period ended January 1, 1995, although the corresponding revenues were deferred for recognition until a future period. At January 1, 1995, approximately $2.2 million of resorts division sales have been deferred and the Company's backlog of home sales approximated $8.0 million.

Interest expense totaled $5.1 million and $5.3 million for the first three quarters of fiscal 1995 and 1994, respectively. Approximately $235,000 in non-refundable financing costs associated with a public debt offering that was withdrawn by the Company was incurred during the prior year period. The withdrawal was prompted by alternate attractive sources of financing being obtained by the Company.

The Company recorded provisions for loan losses totaling $602,000 and $495,000 for the nine months ended January 1, 1995 and December 26, 1993, respectively. The Company originated approximately the same principal amount of receivables for each nine month period and the reserve for loan losses represents approximately the same percentage of gross receivables at the end of each period. Furthermore, management believes that the overall performance of its mortgage portfolio has remained consistent as evidenced by delinquency at each period end. However, additional write-downs were deemed necessary for certain property securing troubled loans that have been in the foreclosure process for an extended period of time. These loans were successfully foreclosed during the current year. Because of the lengthy period from delinquency of a loan to resolve through foreclosure, additional recovery costs were incurred. The subject loans were originated by the Company in the late 1980's and, in most cases, were secured by northeast land. Management has made substantial progress in working through the foreclosure backlog and does not believe that the $1.5 million in loans currently in the foreclosure process will require any material amount of additional reserves.

Income from consolidated operations was $7.1 million and $4.6 million for the nine months ended January 1, 1995 and December 26, 1993, respectively. The improvement for the current period is primarily the result of increased sales of real estate.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the nine months ended December 26, 1993 includes, among other items, non-recurring income of approximately $800,000 associated with the settlement of certain litigation. Other income for the nine months ended January 1, 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the nine months ended January 1, 1995. The provision was 38% of pre-tax income for the nine months ended December 26, 1993. In fiscal 1994, the Company fully utilized its operating loss carryforwards associated with state income taxes which resulted in a higher effective tax rate for the current year nine month period.

Net income was $4.3 million and $3.5 for the nine months ended January 1, 1995 and December 26, 1993, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1 under the caption "Business - Regulation" and Item 3 under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1994. Certain of the claims, proceedings or disputes referred to herein have passed the administrative demand stage and have resulted in civil lawsuits. However, there has been no significant change in the status of any material proceedings, except for the settlement of a dispute involving a former employee.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

        Harry S. Patten sold approximately 1.5 million shares of the Company's Common Stock to certain members of management and the Board of Directors. This transaction is disclosed in the Company's Current Report on Form 8-K dated November 22, 1994 and settled in January, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27 -   Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K
               The Company filed a Current Report on Form 8-K dated November 22, 1994, reporting information under Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PATTEN CORPORATION
                                                (Registrant)


Date:  February 14, 1995           By:     /S/ GEORGE F. DONOVAN
                                           ----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date: February 14, 1995            By:     /S/ ALAN L. MURRAY
                                           ----------------------------------
                                           Alan L. Murray
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

Date: February 14, 1995            By:     /S/ DANIEL C. KOSCHER
                                           ----------------------------------
                                           Daniel C. Koscher
                                           Vice President, Assistant Secretary
                                           and Chief Accounting Officer
                                           (Principal Accounting Officer)

                               PATTEN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                                 EXHIBIT INDEX



Exhibit                                    Description of Exhibit
- - -------                                    ----------------------

27           Financial Data Schedule         (for SEC use only)