Form 10-K
period 1995-04-02
PATTEN CORP
filed 1995-06-16
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 2, 1995

                                       OR
    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19292

                               PATTEN CORPORATION
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                      03-0300793
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                5295 TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (407) 361-2700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                         Name of each exchange
                Title of each class                                       on which registered
- ----------------------------------------------------     -----------------------------------------------
Common Stock, $.01 par value  . . . . . . . . . . .      New York Stock Exchange, Pacific Stock Exchange
8.25% Convertible Subordinated Debentures
  due 2012  . . . . . . . . . . . . . . . . . . . .      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained in the definitive proxy statement incorporated by reference into Part III of
this Form 10-K. [   ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $55,578,464 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 1, 1995 (or $3.375 per share). The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures outstanding as of June 1, 1995 and held by non-affiliates, which are converted at a rate of $8.65 per share. The $55,578,464 includes 1,136,140 shares of Common Stock held by Franklin Resources, Inc. or its wholly-owned subsidiaries ("Franklin"). Shares held by Franklin represent holdings as reported on the most recent Form 13G filed with the Securities and Exchange Commission, retroactively adjusted to reflect a 5% stock dividend paid on March 30, 1995.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,513,797 shares of Common Stock, $.01 par value, outstanding as of June 1, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's 1995 Annual Report to Shareholders are incorporated by reference into Part II hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on July 20, 1995 are incorporated by reference into Part III hereof.

                               PATTEN CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                          PART I                                                     PAGE
                                                                                                                     ----
Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
            Summary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
            Acquisition of Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
            Marketing and Sale of Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
            Customer Financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
            Loan Underwriting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
            Collection Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
            Sales of Loans/Pledging of Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
            Loan Servicing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
            Customer Service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
            Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
            Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
            Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
            Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23


                                     PART I


ITEM 1.  BUSINESS.

SUMMARY

Patten Corporation, a Massachusetts corporation organized in 1985, together with its subsidiaries (the "Company"), is the successor to a real estate business that was formed as a sole proprietorship in 1966. The Company's real estate operations are managed under three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare properties to be sold in weekly intervals in fully-furnished vacation units. The Communities Division is engaged in the sale of factory built and on-site constructed primary residential homes together with land parcels in certain markets.

The Land Division is segregated into two broad property types offered for sale to prospective customers, (i) land intended for near-term residential use and
(ii) land intended for general recreational use. Land intended for near-term residential use is fully improved which generally includes the provision for water, electricity and telephone as well as the construction of access roads leading to the subdivided lots. About half of the Company's residential properties are situated in locations that lend to their use as primary homesites while the remaining properties are proposed as vacation or secondary homesite subdivisions. General recreational property is typically used for hunting, fishing and camping or as a potential homesite in the longer-term.

The Company's Resorts Division, introduced in 1994, is currently responsible for the development, marketing and sale of a multiphase timeshare property located in Gatlinburg, Tennessee, which was acquired by the Company in fiscal 1994. Additional acreage was purchased in neighboring Pigeon Forge, Tennessee in February, 1995. The Pigeon Forge property represents the second, in an intended series, of timeshare properties to be located in regional vacation destinations.

The Company has also vertically integrated by offering construction and sale of homes in certain markets. The Company's Communities Division, introduced in 1994, offers a site-built housing product outside of Charlotte, North Carolina and Houston, Texas. In addition, factory built manufactured home and lot packages are being marketed near Colorado Springs, Colorado and Sanford, North Carolina.

The Company's Land, Resorts and Communities divisions accounted for 79.0% or $72.6 million, 6.4% or $5.9 million and 14.6% or $13.4 million, respectively, of consolidated sales of real estate for fiscal 1995. The field operating profit/(loss) attributable to the Land, Resorts and Communities divisions accounted for 100.6% or $18.9 million, .7% or $138,000 and (1.3)% or
$(247,000), respectively, of the Company's consolidated field operating profit for fiscal 1995. See Item 7 of Part II below.

Since 1989, all acquisitions of land have required the prior approval of the Company's investment committee, which currently consists of executive officers of the Company (the "Investment Committee"). The Company seeks to reduce its cash outlay and risks by making small downpayments when contracting to acquire properties and by completing as many preparations for resale as possible before actually completing the purchase. Although the Company has historically acquired substantially all of the inventory it has placed under contract, its downpayment and any preliminary development costs are the only amounts at risk if it fails to complete the purchase. See further discussion under "Acquisition of Inventory."

The Company seeks external sources of capital to fund its property acquisitions. Such sources generally consist of seller or bank financing. See
Item 7 of Part II below. During fiscal 1995, 1994 and 1993, the Company financed $23.1 million or 32.3%, $12.8 million or 33.3% and $9.3 million or 36.6%, respectively, of its consolidated property inventory, including acquisition and development costs.

The Company begins to market parcels in its Land Division as soon as practicable, with the sale of acquired properties typically being completed within nine to 24 months from closing of the acquisition. The holding period may be extended in areas where the subdivision approval process is more complex. Land Division sales were $72.6 million, $60.3 million and $53.3 million for fiscal 1995, 1994 and 1993, respectively.

To minimize the risk associated with holding its timeshare inventory, the Resorts Division sells timeshare intervals while construction is underway. Marketing of the first timeshare resort commenced in fiscal 1995 and through year end (April 2, 1995), the project generated $5.9 million in reportable sales. An additional $891,000 of sales were pending recognition subject to completion of unit construction. For further information on the Company's revenue recognition policy, see Note 1 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1995 Annual Report to Shareholders.

The Company seeks to minimize market exposure for inventory held by the Communities Division by limiting the number of homes that are constructed or purchased on a speculative basis. The Company attempts to obtain contracts for the sale of its homes prior to proceeding with development. During fiscal 1995, the Communities Division generated sales of $13.4 million, consisting of $4.9 million from the sale of site-built homes and $8.5 million from the sale of manufactured homes. During fiscal 1994, the Communities Division generated sales of $3.1 million. See further discussion under "Marketing and Sale of Inventory."

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. Communities Division sales are financed by third party lenders and accordingly, the proceeds of such sales are received entirely in cash. The Company structures its sales and financing activities so that the purchase money mortgage loans (the "Receivables") arising from land sales and the contracts for deed from timeshare sales may be pledged or sold in separate financing transactions to provide liquidity for the Company. This liquidity allows the Company to continue to provide financing for the sale of its real estate. During fiscal 1995, 1994 and 1993, the Company received 23.5%, 34.1% and 43.7%, respectively, of its aggregate sales of real estate which closed during the period in the form of land and timeshare receivables and financed the remaining amounts. See further discussion under "Customer Financing" and Item 7 of Part II below.

The Receivables originated by the Company are typically packaged in portfolios and sold, utilized as collateral in financing transactions, or combined in pools that serve to support issuance of mortgage-backed securities (as either debt or pass-through securities evidenced by interests in distributions from such specific pools). In three instances, the Company has elected to have the issuance of its mortgage-backed securities treated as Real Estate Mortgage Investment Conduits ("REMICs"). This election permits favorable tax treatment to investors who purchase securities collateralized by, or representing undivided fractional interests in, mortgage obligations, which securities generally have different maturity terms and payment priorities.

The Company's continued growth depends upon obtaining outside sources of funding to finance new property purchases, fund operations, satisfy debt obligations and provide loans to purchasers of parcels. In the past, the Company has funded its activities through various sources, including borrowings under secured and unsecured lines of credit, sales of Receivables and the sale of debt and equity securities. These arrangements require the Company to comply with certain covenants and retain certain contingent liabilities. As of April 2, 1995, the Company had outstanding $34.7 million of 8.25% convertible subordinated debentures, $19.5 million in mortgage-backed notes payable and $20.4 million in lines of credit and notes payable, with an aggregate weighted average interest rate on all such indebtedness of 9.3%. The Company anticipates that it will continue to require external sources of funding. See
Item 7 under Part II below.

At April 2, 1995, the Company had 332 full-time and 35 part-time employees. The Company's executive offices are located at 5295 Town Center Road, Boca Raton, Florida 33486. Its telephone number at such address is (407) 361-2700.

The Company's common stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange under the symbol "PAT." The Company's 8.25% convertible subordinated debentures due 2012 are also listed on the NYSE.

ACQUISITION OF INVENTORY

In order to provide centralized and uniform controls on the type, location and amount of inventory that the Company acquires, since 1989, all inventory acquisitions have required the approval of the Investment Committee. The Investment Committee is presently comprised of George F. Donovan, President and Chief Executive Officer, Alan L. Murray, Treasurer and Chief Financial Officer, Daniel C. Koscher, Vice President, Chief Accounting Officer and Assistant Secretary, and Patrick E. Rondeau, Vice President, Director of Legal Affairs and Clerk/Secretary (all of whom served as members of the Investment Committee during fiscal 1995). The Investment Committee reviews each proposed acquisition to determine whether the property to be acquired meets certain criteria. The Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. Since May 1990, sales of property approved by the Investment Committee have resulted in average gross margins in excess of 55%. No assurances can be given that future sales of property approved by the Investment Committee will yield comparable gross margins. Prior to the formation of the Investment Committee, the determination of whether to buy most properties was typically made by the Company's regional managers, together with one or more members of the Company's senior management.

Land Division

The Land Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located within one to three hours of a major city, (ii) is suitable for subdivision, (iii) maintains attractive topographical features and (iv) based upon anticipated resale value, will result in an acceptable profit margin and cash flow to the Company. Properties acquired by the Company in fiscal 1995 ranged in size from 22 to 20,000 acres. Properties are generally subdivided for resale into parcels ranging in size from one to 35 acres. In fiscal 1995, the Company acquired 46,021 acres in 35 separate transactions for a total purchase price of $28.1 million, or $611 per acre. These figures include a single purchase consisting of 20,000 acres for a total purchase price of $3.0 million, or $150 per acre. Seller or bank financing of $19.0 million, or 67.6% of the total purchase price, was obtained.

The Land Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company is generally in a favorable position to learn of available inventory. The Company's objective is to develop strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, the Company occasionally places advertisements in local and national newspapers indicating an interest in acquiring land. To date, the Company's regional offices have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities.

Once an appropriate property is located, the Company begins performing due diligence procedures and enters into a purchase agreement with the seller. It is generally the Company's policy to advance only a small downpayment of approximately 1% to 4% of the total purchase price, when signing a contract to acquire inventory and to limit the liquidated damages associated with properties under contract for purchase to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until all regulatory approvals for the subdivision and sale of land have been obtained. While local approvals are being sought, the Company will, in certain instances, engage in test marketing of the subdivided parcels and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempt to pre-sell parcels, subject to closing its purchase of the property. When substantially all approvals have been received, the closing on the property occurs and the Company obtains title. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled.

By requiring, in most cases, that all regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Company's Land Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding real estate and (iii) the risk of acquiring property that may not be suitable for sale. It also provides a source of available properties to meet customer demand. In certain instances, however, the Company has acquired properties and then held such properties until their prime marketing seasons.

As of April 2, 1995, the Land Division had aggregate downpayments of $290,000 associated with 9 properties under contract for purchase. Such properties represent 15,771 acres with an aggregate purchase price of $14.2 million, or $900 per acre.

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

Resorts Division

The Company's Resorts Division employs due diligence procedures similar to those used by the Land Division in locating property for future timeshare resorts. A full property review, including an environmental assessment, is presented to the Investment Committee for approval prior to purchase. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing attractions to determine that there are a variety of recreational opportunities available to prospective purchasers. While the Company's Land Division inventory is expected to turn frequently, the Company anticipates that its timeshare resorts will generally have a sell-out term in excess of five years.

Communities Division

In fiscal 1994, the Company expanded its operations to include the construction and sale of homes primarily as a means to accelerate lot sales in certain slow-moving projects. The land supporting most of the residential subdivisions was acquired by the Company in the late 1980's and is currently comprised of certain properties in Colorado, North Carolina and Texas. In addition to accelerating the sales of existing lots, the Company's future strategy for this segment of operations is to seek to capitalize more on its land acquisition and development expertise than on vertical home construction. Specifically, the plan is to acquire and develop residential land to be sold to home builders. Management views this business line as a low-cost, add-on operation which complements its core retail land sales operation. The first property introduced under this program consists of 60 acres located in Orlando, Florida. The property is expected to be sold to a national home builder in fiscal 1996. Although no assurances can be given, the Company believes that it can compete effectively as a supplier of land to the home building industry in certain markets and is actively seeking additional properties with similar demographics in the southeast region of the United States.

The Company's net inventory as of April 2, 1995 and March 27, 1994 summarized by division and classified by major geographic region is set forth in the tables below.

                                                           APRIL 2, 1995
                         -----------------------------------------------------------------------------
GEOGRAPHIC REGION             LAND              COMMUNITIES (1)       RESORTS                 TOTAL
- -----------------        -------------          ---------------     ------------         -------------
Southwest . . . . .      $  16,658,079 (2)       $ 1,115,914        $        ---         $  17,773,993
West  . . . . . . .          9,356,508 (3)           433,933                 ---             9,790,441
Midwest . . . . . .          7,777,934 (4)               ---           5,240,911            13,018,845
Southeast . . . . .          2,781,785            11,575,971                 ---            14,357,756
Northeast . . . . .          3,747,468                   ---                 ---             3,747,468
Mid-Atlantic  . . .          4,424,821                   ---                 ---             4,424,821
Canada  . . . . . .            273,348                   ---                 ---               273,348
                         -------------           -----------        ------------         -------------
Totals  . . . . . .      $  45,019,943           $13,125,818        $  5,240,911         $  63,386,672
                         =============           ===========        ============         =============

                                                          MARCH 27, 1994
                         -----------------------------------------------------------------------------
GEOGRAPHIC REGION             LAND              COMMUNITIES (1)       RESORTS                 TOTAL
- -----------------        -------------          ---------------     ------------         -------------
Southwest . . . . . .    $   4,051,153          $  1,134,688        $        ---         $   5,185,841
West  . . . . . . . .        4,983,355             1,104,605                 ---             6,087,960
Midwest . . . . . . .        5,106,059                   ---           2,375,856             7,481,915
Southeast . . . . . .        6,808,053             4,394,360                 ---            11,202,413
Northeast . . . . . .        4,587,051                   ---                 ---             4,587,051
Mid-Atlantic  . . . .        5,182,178                   ---                 ---             5,182,178
Canada  . . . . . . .          386,584                   ---                 ---               386,584
                         -------------          ------------        ------------         -------------
Totals  . . . . . . .    $  31,104,433          $  6,633,653        $  2,375,856         $  40,113,942
                         =============          ============        ============         =============

_________________
(1) Communities Division inventory as of April 2, 1995, consists of land inventory of $9.9 million and $3.2 million of housing unit construction-in-progress. As of March 27, 1994, the Communities Division had $5.4 million of land inventory and $1.2 million of housing unit construction-in-progress. The increase in land inventory is attributable to infrastructure development. The Company did not acquire any additional land inventory intended to be marketed and sold as part of the Communities Division during fiscal 1995.

(2) During fiscal 1995, the Company acquired two large tracts of land in the Southwest consisting of 1,434 acres in Texas at a purchase price of approximately $6.1 million and 4,700 acres in New Mexico for approximately $3.8 million.

(3) During fiscal 1995, the Company acquired approximately 20,000 acres in a single transaction in Colorado for $3.0 million.

(4) During fiscal 1995, the Company acquired 1,515 acres in a single transaction in Missouri for $2.3 million.

In the event that the market for real estate or the economy in general experiences a downturn in the Company's principal markets, the Company's ability to sell inventory at current rates of sale could be materially adversely affected. For further information on the Company's inventory holdings, see "Uses of Capital" under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II below.

MARKETING AND SALE OF INVENTORY

Land Division

In general, as soon as a property has been acquired and any appropriate improvements have been completed, the Company establishes selling prices for the individual parcels taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage and natural features such as lakes, mountains, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of parcels in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee.

The most widely used marketing technique is advertisement in major newspapers in metropolitan areas located within a one to three hour drive from the property, as well as local newspapers. A sales representative knowledgeable about the property answers each call, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determine whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective customers inspect a property before purchasing. The Land Division also conducts direct mail campaigns to market property using brochures describing available parcels, as well as television and radio advertising. During fiscal 1995, the Land Division incurred $5.3 million in advertising expense, or 7.2% of its sales of real estate.

The success of the Company's marketing efforts depends heavily on the knowledge and experience of its sales personnel (substantially all of whom are employees of the Company). The Company requires that prior to initiating the marketing effort for a property, every sales representative walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings, and frequent meetings with an executive officer of the Company. Additionally, the sales staff is evaluated against performance standards established by the executive officers of the Company. Substantially all of a sales representative's compensation is commission-based.

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

After deciding to purchase a parcel, the buyer enters into a contract and pays the Company a deposit of at least 10% of the purchase price. It is the Company's policy to give all purchasers the right to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a land sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a land sale, the Company delivers to the buyer a warranty deed and a recent survey of the property. Title insurance is available at the purchaser's expense.

The following table sets forth certain information regarding sales of parcels by the Land Division for the periods indicated.

                                                                      YEARS ENDED
                                                -----------------------------------------------------
                                                 APRIL 2,             MARCH 27,             MARCH 28,
                                                   1995                 1994                  1993
                                                ---------             ---------             ---------
Number of parcels sold (1)  . . . . . .             2,397                 2,489                 2,560

Average sales price per parcel (1)  . .         $  30,969             $  25,511             $  21,368

Gross margins on Land Division sales  .              57.2%                 51.5%                 46.7%

_________________
(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods. The average sales price per parcel, excluding the effects of deferred sales, was $30,296, $25,468 and $20,839 for fiscal 1995, 1994 and 1993, respectively.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal years indicated.

                                                                YEARS ENDED
                         ------------------------------------------------------------------------------------------
                                 APRIL 2, 1995                MARCH 27, 1994                 MARCH 28, 1993
                         -----------------------------  ----------------------------  -----------------------------
                                           AVERAGE                      AVERAGE                        AVERAGE
                           NUMBER OF     SALES PRICE      NUMBER OF    SALES PRICE      NUMBER OF     SALES PRICE
GEOGRAPHIC REGION        PARCELS SOLD   PER PARCEL (1)  PARCELS SOLD  PER PARCEL (1)  PARCELS SOLD   PER PARCEL (1)
- -----------------        ------------   --------------  ------------  --------------  ------------  ---------------
Southwest . . . . . . .     1,107        $ 34,999           940       $  27,140           740        $  22,970
West  . . . . . . . . .       339          32,033           242          34,180           292           26,785
Midwest . . . . . . . .       317          28,740           437          22,767           279           23,049
Southeast . . . . . . .       289          28,311           376          26,537           439           15,227
Northeast . . . . . . .       113          19,382           115          17,687           251           15,018
Mid-Atlantic  . . . . .       215          23,136           367          20,700           545           23,538
Canada  . . . . . . . .        17          10,160            12          13,037            14           12,101
                            -----        --------         -----       ---------        ------        ---------
Totals  . . . . . . . .     2,397        $ 30,969         2,489       $  25,511         2,560        $  21,368
                            =====                         =====                         =====

_________________
(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

For further information on sales attributable to the Company's Land Division, see "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II below.

Resorts Division

In the marketing and sale of timeshare intervals, the Company generally targets family households in the middle income bracket who prefer outdoor recreational activities at destination locations. The division employs various programs to reach its target market. The primary means of marketing existing timeshare property is through direct mail mini-vacation offerings. The division provides hotel accommodations to prospective purchasers at substantially reduced prices in exchange for them touring the timeshare resort. Timeshare resorts are staffed with, among others, sales representatives and an on-site manager who oversees the day-to-day operations. Sales personnel are generally experienced in resort sales and undergo ongoing Company sponsored training. During fiscal 1995, total advertising expense for the division was $1.4 million or 23.2% of the $5.9 million in reportable sales. An additional $891,000 in sales have been deferred subject to completion of unit construction. In total, 952 interval sales were made under the Resorts Division. The Company delivers a deed to timeshare purchasers when the purchase price has been paid in full.

Communities Division

The Company entered the housing industry primarily as a means to accelerate lot sales in certain markets. During fiscal 1995, the Communities Division sold 110 manufactured homes and accompanying lots for an average sale price of $77,244. In addition, 23 site-built homes were sold for an average sale price of $213,640. Marketing of home and lot packages is accomplished primarily through a combination of print media, supplemented by television advertising. The Company assists its customers in obtaining conventional bank financing through local institutions, and accordingly, all sales are received in cash. The closing on a house sale typically occurs two to six months after payment of the deposit. Upon closing of a sale, the Company delivers to the buyer a warranty deed and a recent survey of the property. Title insurance is available at the purchaser's expense.

Total Sales

During fiscal 1995, sales attributable to the Company's Land, Resorts and Communities divisions comprised $72.6 million or 79.0%, $5.9 million or 6.4% and $13.4 million or 14.6%, respectively, of total consolidated revenues from sales of real estate. The Company was not involved in resort operations and the communities operation was not material for fiscal 1994 and 1993.

The table set forth below outlines the Company's consolidated sales for all divisions by geographic region for the fiscal years indicated.

                                                         (DOLLARS IN THOUSANDS)
                                                              YEARS ENDED
                              -------------------------------------------------------------------------------
                                   APRIL 2, 1995             MARCH 27, 1994              MARCH 28, 1993
                              ----------------------      ---------------------     ------------------------
GEOGRAPHIC REGION              AMOUNT           %          AMOUNT          %         AMOUNT            %
- -----------------             --------       -------      --------      -------     ---------       --------
Southwest . . . . . . . .     $ 40,612        44.2 %      $ 24,244       38.2 %     $  16,015        30.0 %
West  . . . . . . . . . .       14,381        15.7           8,432       13.3           7,710        14.5
Midwest . . . . . . . . .       14,184        15.4          10,645       16.8           6,222        11.7
Southeast . . . . . . . .       15,728        17.1           9,978       15.7           6,728        12.6
Northeast . . . . . . . .        2,190         2.4           2,034        3.2           3,794         7.1
Mid-Atlantic  . . . . . .        4,654         5.0           7,899       12.5          12,710        23.8
Canada  . . . . . . . . .          173          .2             157         .3             170          .3
                              --------       -----        --------      -----       ---------       -----
Totals  . . . . . . . . .     $ 91,922       100.0 %      $ 63,389      100.0 %     $  53,349       100.0 %
                              ========       =====        ========      =====       =========       =====

CUSTOMER FINANCING

During fiscal 1995, 1994 and 1993, the Company received in cash 76.5%, 65.9% and 56.3%, respectively, of the aggregate purchase price of its sales of real estate that closed during these periods and financed the remaining amounts.
The decrease in the percentage of sales financed by the Company is attributable to (i) the program commenced by the Company in 1992 directed at obtaining increased downpayments on financed sales of land real estate, (ii) an increased willingness on the part of local banks in certain regions to extend more direct customer lot financing and (iii) expansion of the Company's product lines to include the construction and sale of homes, the proceeds of which are received entirely in cash. The Company believes its financing is attractive to purchasers because buyers find it convenient to handle all facets of the purchase of real estate through a single source and because downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

Land Division

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. The term of repayment on the financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms and provide increased downpayments. Management believes such strategy has improved the quality of its notes receivable in recent years. A typical land mortgage currently underwritten by the Company has a term of ten years, bears interest at a variable rate tied to the prime lending rate and is secured by a first lien on the land. During fiscal 1995, 26% of land purchasers qualified for, and received, Company financing. Such purchasers made an average downpayment of 22% of the purchase price.

Resorts Division

The Company also offers financing of up to 90% of the purchase price to its timeshare purchasers. During fiscal 1995, almost all purchasers elected to receive the Company's financing and provided an average downpayment of 17%.
The typical financing extended by the Company on a timeshare interval provides for a term of seven years and a fixed interest rate. At the closing, the Company delivers of a contract for deed to the purchaser. After the obligation is paid in full, the Company delivers a deed to the purchaser.

LOAN UNDERWRITING

Land Division

The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its loan portfolio. The loan underwriting process includes reviewing the credit history and verifying employment of the applicant, verifying income and calculating certain debt-to-income ratios. The primary focus of the Company's underwriting is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer and obtains current pay stubs and recent tax returns and other tax forms. Loans by the Company are made solely to finance real estate sold by the Company.

Customer financing on Land Division sales requires the submission of a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the credit department located at the Company's corporate headquarters where all credit decisions are made. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters. Loan amounts of $50,000 or more require approval from a senior executive officer.
In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by senior management. Customers are notified of the reasons for credit rejection by mail.

The Company encourages customers to increase their downpayment and reduce the loan term through the structure of its loan programs. Customers receive a lower rate of interest as their downpayment increases and the loan term shortens. Additionally, the Company encourages its customers to make timely payments through a pre-authorized payment arrangement. Customers who do not choose a pre-authorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate. During fiscal 1995, approximately 93% of purchasers using the Company's financing participated in the pre-authorized payment plan.

After the credit decision has been made, the credit department categorizes the file as either approved, pending or declined. Upon receipt of a credit approval, the regional office schedules the closing with the customer. Closings are typically conducted at the office of the Company's local attorney or settlement agent, although in some cases the closing may take place at the sales site or by mail.

When the original closing documents are received from the closing agent, the Company verifies that the loan closed under terms approved by the Company's credit department. A complete quality control audit is performed to verify that required documents have been received and have been prepared and executed correctly. If any corrections are required, notification is sent to the regional office.

A loan file typically includes a copy of the signed security instrument, the mortgage note, a copy of the deed, Truth-in-Lending disclosure, purchase and sale agreement, credit application, local counsel opinion, Vital Information Statement or purchaser's acknowledgment of receipt of HUD lot information statement, HUD settlement statement and a copy of the assignment of mortgage and an original note endorsement from the Company's subsidiary originating the sale and the loan to the Company (if applicable). After the initial closing documents are received, the recorded mortgage and assignment and original title insurance policy are obtained in order to complete the loan file.

Resorts Division

The Company also extends financing for timeshare sales. Timeshare financing is not subject to the same loan underwriting criteria established for Land Division loans. Customer financing on timeshare sales requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed and other closing documents between the Company and the customer. See "Collection Policies" below.

COLLECTION POLICIES

Land Division

Collection efforts and delinquency information are managed at the Company's corporate headquarters. Servicing of the mortgage portfolio is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company mails a reminder letter and attempts are made to contact the borrower via telephone to determine the reason for the delinquency and to attempt to bring the account current. The determination of how to work a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. If no agreement is made or the borrower does not abide by the agreement, collection efforts continue until the account is brought current or legal action is commenced. If not accelerated sooner, the Company declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in- substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery in such cases is determined to be through resale of the underling collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken. Typically, such loans are foreclosed upon or the related property is deeded back to the Company.

Resorts Division

Timeshare loans are documented by contracts for deed and the Company retains title to the unit until the obligation is paid in full. Accordingly, no foreclosure process is required in the event of a default. In the event that a contract for deed becomes delinquent 10-15 days, a reminder letter is mailed to the customer and telephone contact commences. If the customer fails to bring the account current, a second letter is mailed when the account is 16-21 days delinquent. After an account is 45 days delinquent, the Company typically sends a third letter advising the customer that they have 15 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the borrower that they have 30 days to bring the account current or lose their contract interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the purchaser that their contract for deed has been terminated. At such time, the timeshare interval can be resold to a new purchaser.

At April 2, 1995, 1.8% or $738,000 of the aggregate $41.9 million principal amount of Company-originated loans (land and timeshare) which were held by the Company or sold through programs under which the Company has a recourse liability were more than 30 days past due compared to 3.3% or $1.6 million of the aggregate $48.9 million principal amount of such loans as of March 27, 1994. In cases of default on lot sales, the Company may take title to the parcel in lieu of foreclosure. If the Company is unable to obtain a deed in lieu of foreclosure, the Company forecloses on the mortgage securing such note. As indicated above, timeshare loans represent contracts for deed and, accordingly, no foreclosure process is required. Following a default on a timeshare note, the contract for deed can be terminated. The Company recorded loan loss provisions of $792,000, $795,000 and $400,000 for fiscal 1995, 1994 and 1993, respectively. In fiscal 1995, the Company charged $642,000 against its reserve for loan losses to reflect the difference between the unpaid balance of non-performing notes receivable and the estimated net realizable value of the reacquired inventory, compared to $797,000 charged in fiscal 1994.

SALES OF LOANS/PLEDGING OF LOANS

Since 1986, the Company has sold or pledged, through its wholly-owned special purpose financing subsidiaries, substantially all of its mortgage loan originations, generally retaining the right and obligation to service the loans. Generally, the Company transfers the mortgage loans to its special purpose financing subsidiaries, which in turn enter into institutional financing transactions or securitizations. The loans are typically sold with limited or no recourse. In the case of loans pledged, the Company generally must repurchase or replace mortgage loans which are more than 60 to 90 days delinquent. At April 2, 1995, the Company was subject to limited recourse requirements on approximately $1.8 million of Receivables sold. The delinquency on such loans was immaterial at April 2, 1995. See Item 7 of Part II below.

The Company completed three REMIC transactions in 1989, 1992 and 1994. Under the terms of these transactions, the Receivables are sold to a REMIC trust and the Company has no obligation to repurchase the Receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the Receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale. The securities offered by the Company in REMIC financings have not been registered under federal or state securities laws and may not be resold in the United States absent registration or an applicable exemption from registration requirements. See Notes 8 and 9 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1995 Annual Report to Shareholders.

LOAN SERVICING

Mortgage loan servicing includes collecting payments from borrowers and remitting such funds to the owners of or investors in such loans, accounting for loan principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide mortgage loan servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all the loans it originates and retains the obligation and right with respect to substantially all the loans it sells. The Company typically receives a servicing fee of approximately .5% of the outstanding scheduled principal balance which is deducted from payments received on substantially all of the Company's servicing portfolio. At April 2, 1995, the Company's loan servicing portfolio totaled $118.7 million.

CUSTOMER SERVICE

The Company emphasizes customer satisfaction and maintains a full-time customer service representative in its Boca Raton headquarters to respond to customer inquiries. At closing, all purchasers are provided with a toll-free customer service phone number to facilitate any additional information requests. Customer service surveys are sent to each purchaser to measure customer satisfaction and to alert the Company to problems, if any.

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

The Company's Land and Communities divisions are subject to the Interstate Land Sales Full Disclosure Act which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to and approved by HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals. The expansion of such regulation in recent years has increased the average time period from acquisition to sale of certain property and has imposed additional compliance costs.

The Company's Resorts Division offers vacation ownership to customers through the sale of weekly intervals in fully furnished vacation homes. Vacation ownership is the process by which weekly intervals or undivided, fee simple interests, are sold in the vacation homes. Many state and local authorities have imposed restrictions and additional regulations on developers of vacation ownership intervals. The Company's first resort in Gatlinburg, Tennessee was subject to various regulatory requirements including state and local approvals. Although these restrictions have generally increased the cost of selling vacation ownership intervals, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company provides its timeshare purchasers with a public disclosure statement in compliance with state laws which contains, among other things, detailed information about the surrounding vacinity, the resort and the purchaser's rights and obligations as an interval owner.

The Company's customer financing activities are also subject to extensive regulation, including without limitation, Truth-in-Lending-Reg. Z, Fair Debt Collection Practices Act, Equal Credit Opportunity Act-Reg. B, Electronic Funds Transfer Act-Reg. E, Home Mortgage Disclosure Act-Reg. C, Unfair or Deceptive Acts or Practices-Reg. AA and Right to Financial Privacy Act. The Company believes that it is in compliance in all material respects with such regulations.

In fiscal 1988, the Company established regional operations in Ontario, Canada. The Company's operations in Canada are subject to compliance with all applicable Canadian federal and provincial environmental, zoning, financing and other statutes regarding the acquisition, subdivision, financing and sale of real estate. During fiscal 1995, 1994 and 1993, the Company's operations in Canada accounted for .2%, .3% and .3%, respectively, of the Company's total real estate sales during those periods.

Management is currently not aware of any pending regulatory contingencies that are expected to have a materially adverse impact on the Company.

COMPETITION

The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business, some of which are larger and have greater financial resources than the Company. Competition may be generally smaller with respect to the Company's lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as its experience in land acquisition, development and sale. Although the Resorts Division competes with various high profile and well established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and governmental agencies offering financing of real estate. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are competitive with those of other institutions which offer such financing.

PERSONNEL

As of April 2, 1995, the Company had 332 full-time and 35 part-time employees, 70 of which are located at the Company's headquarters in Boca Raton, Florida and 297 are located in regional offices throughout the United States and Canada (the 297 field personnel include 5 divisional presidents, 14 regional and district managers, 171 sales personnel, 9 acquisition specialists and 98 administrative and other support personnel). None of the Company's employees are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.


    Name                  Age            Position
    ----                  ---            --------
George F. Donovan          56     President and Chief Executive Officer
Alan L. Murray             48     Treasurer and Chief Financial Officer
Daniel C. Koscher          37     Vice President, Chief Accounting Officer and Assistant Secretary
Patrick E. Rondeau         48     Vice President, Director of Corporate Legal Affairs and Clerk/Secretary


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

The Company's By-Laws provide that, except as otherwise provided by law or the charter and by-laws of the Company, the President, Treasurer and the Clerk hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their respective successors are chosen and qualified and that all other officers hold office for the same period unless a shorter time is specified in the vote appointing such officer or officers.


ITEM 2.  PROPERTIES.

The Company's principal executive office is located in Boca Raton, Florida in approximately 14,000 square feet of leased space. On April 2, 1995, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees, occasionally involving charges of wrongful acts by the Company and its officers or other employees. The Company believes that substantially all of the above are incidental to its business. The Company is currently a party to certain claims, proceedings or disputes, some of which are in the administrative stage and have not yet resulted in civil lawsuits. Based upon the information available to it, the Company believes that it has various defenses to all pending or threatened matters and intends to vigorously defend each of the claims. Although the final results of these claims cannot be predicted with certainty, it is the present opinion of the Company, after consulting with counsel, that they will not have a materially adverse effect on the Company's operations. See Note 11 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1995 Annual Report to Shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the NYSE and on the PSE under the symbol "PAT." The Company's 8.25% Convertible Subordinated Debentures due 2012 are also listed on the NYSE. The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock as reported on the NYSE.


                                                                       High          Low
                                                                       ----          ---
           Fiscal 1995 (1):
               First Quarter  . . . . . . . . . . . . . . . . . .     $3 7/8           $3
               Second Quarter . . . . . . . . . . . . . . . . . .      3 7/8        2 7/8
               Third Quarter  . . . . . . . . . . . . . . . . . .      3 5/8            3
               Fourth Quarter . . . . . . . . . . . . . . . . . .      3 3/4        2 7/8

                                                                       High          Low
                                                                       ----          ---
           Fiscal 1994 (1):
               First Quarter  . . . . . . . . . . . . . . . . . .     $3 7/8       $2 5/8
               Second Quarter . . . . . . . . . . . . . . . . . .      4 1/8        3 1/8
               Third Quarter  . . . . . . . . . . . . . . . . . .          5        3 1/8
               Fourth Quarter . . . . . . . . . . . . . . . . . .          4        3 1/8

_________________
(1) Because the Common Stock dividends declared in April, 1994 and March, 1995 were not material in terms of number of shares issuable nor was the market price materially affected, no adjustment to the high or low sales prices has been made to the above table.

As of May 1, 1995, there were approximately 2,100 registered holders of record of Common Stock and 5,000 holders of Common Stock in "street name."

No cash dividends have been declared on the Company's Common Stock since the third quarter of fiscal 1990.

The registrar and transfer agent for the Company's Common Stock is Mellon Securities Trust Company, c/o Mellon Securities Transfer Services of Ridgefield Park, New Jersey 07660.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected income statement data, operating data, balance sheet data and asset quality ratios presented below for the fiscal years ended April 2, 1995, March 27, 1994 and March 28, 1993 and as of April 2, 1995 and March 27, 1994 have been derived from the Company's Consolidated Financial Statements which have been audited by Ernst and Young LLP, independent certified public accountants, and which are incorporated by reference into Item 8, Part II herein from the Company's 1995 Annual Report to Shareholders, together with its report thereon, and such financial data are qualified by reference to such financial statements. The selected data presented below for the years ended March 29, 1992 and March 31, 1991 and as of March 28, 1993, March 29, 1992 and March 31, 1991 are derived from the Company's audited consolidated financial statements which are not included in Item 8, Part II herein.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated by reference into Item 8 and Item 7, respectively, Part II herein from the Company's 1995 Annual Report to Shareholders.


                               PATTEN CORPORATION
                            SELECTED FINANCIAL DATA
                (Amounts in thousands except for per share data)

                               APRIL 2,       MARCH 27,       MARCH 28,       MARCH 29,       MARCH 31,
                                 1995           1994            1993            1992           1991(3)
                              ---------       ---------       ---------       ---------       ---------
INCOME STATEMENT DATA
- ---------------------
Sales of real estate . . . .  $  91,922       $  63,389       $  53,349       $  45,100       $  63,691
Interest income (1). . . . .      7,264           7,952          10,191          16,515          17,966
                              ---------       ---------       ---------       ---------       ---------
Total revenues . . . . . . .     99,186          71,341          63,540          61,615          81,657
Income (loss) from
  operations . . . . . . . .     10,029           6,778           3,604           1,089       (  49,253)
Net income (loss). . . . . .      6,137           4,931           3,457           1,368       (  32,189)
Net income (loss) per
  common share . . . . . . .        .30             .24             .17             .07       (    1.66)
OPERATING DATA
- --------------
Gross margin on sales of
  real estate (2)  . . . . .      50.9%           51.5%           46.7%           36.3%           30.2%
Average sales price per
  period on parcels sold . .  $  30,296       $  25,468       $  20,839       $  20,967       $  24,217
Number of land parcels sold.      2,397           2,489           2,560           2,151           2,630
Number of timeshare
  intervals sold   . . . . .        952             ---             ---             ---             ---
Average sales price per
  period on interval sales .  $   7,119       $     ---       $     ---       $     ---       $     ---
Number of homes sold . . . .        133              44             ---             ---             ---
Average sales price per
  period on home sales . . .  $ 100,866       $  70,044       $     ---       $     ---       $     ---
Average yield earned on
  notes receivable at
  period end . . . . . . . .      12.4%           10.9%           11.0%           12.1%           13.9%
BALANCE SHEET DATA
- ------------------
Notes receivable, net. . . .  $  39,269       $  42,882       $  32,772       $ 102,693       $ 106,923
Inventory, net . . . . . . .     63,387          40,114          31,126          33,749          34,600
Total assets . . . . . . . .    152,222         139,617         122,853         182,193         198,799
Short-term debt. . . . . . .        ---             ---           6,500             ---             ---
Current portion of lines
  of credit, notes payable
  and mortgage backed debt .     10,856           5,741           5,684          13,503          16,549
Long-term portion of
  lines of credit, notes
  payable and mortgage
  backed debt. . . . . . . .     29,090          31,556          14,418          76,209          89,969
8.25% convertible
subordinated debentures. . .     34,739          34,739          34,739          34,739          34,739
Shareholders' equity . . . .     58,040          51,854          46,868          43,378          42,010
Book value per common share.  $    2.98       $    2.91       $    2.74       $    2.54       $    2.46
Shares outstanding at end
  of year (000's)  . . . . .     19,471          17,796          17,083          17,061          17,061
ASSET QUALITY RATIOS
- --------------------
Inventory valuation reserve
  to gross inventory (3) . .       3.6%           10.2%           17.1%           29.6%           43.4%
Charge-offs, net of
  recoveries, to
  average loans. . . . . . .       1.5%            2.1%            2.1%            1.3%            1.5%
Reserve for loan losses
  to period end loans. . . .       2.0%            1.5%            1.9%            2.1%            2.6%

_________________

(1) Interest income for fiscal 1995, 1994 and 1993 includes a $411,000 loss, a $238,000 loss and a $695,000 gain, respectively, from transactions relating to the private sales of REMIC certificates.

(2) Gross margin is computed as the difference between the sale price and the related cost of inventory, including the cost of improvements and amenities, divided by the sale price.

(3) During fiscal 1991, the Company experienced a continued downturn in the market for real estate, particularly in the Northeast. Accordingly, significant provisions for the write-down of inventory to estimated net realizable value and estimated loan losses were recorded which contributed to the substantial net loss for the fiscal year. The Company's operating results improved subsequent to fiscal 1991 due, in part, to the gradual improvement in the real estate market as well as the Company's program to liquidate inventory in the Northeast in favor of greater geographic diversification in markets less affected by adverse market conditions. The inventory reserve to gross inventory ratio has decreased in connection with the liquidation of the related inventory previously reserved for.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 - 25 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries and the related notes thereto and the report of independent certified public accountants on pages 26 - 40 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to the Company's Directors, see the information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" and "Certain Transactions and Other Information" in the Company's definitive proxy statement to be filed for its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on July 20, 1995 ("Proxy Statement"), which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The present members of the Board of Directors of the Company are:

         Joseph C. Abeles, Trustee, Abel Associates Trust
         George F. Donovan, President and Chief Executive Officer, Patten Corporation
         Ralph A. Foote, Esq., Senior Partner, Conley & Foote
         Frederick M. Myers, Esq., Senior Partner, Cain, Hibbard, Myers & Cook Stuart A. Shikiar, General Partner, Omega Advisors
         Bradford T. Whitmore, General Partner, Grace Brothers, Ltd.

SECTION 16 COMPLIANCE

The information provided under the heading "Section 16 Compliance" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors," "Board of Directors and its Committees," "Executive Compensation" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners: The information provided under the heading "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" in the Company's Proxy Statement is incorporated herein by reference.

(b) Security ownership of management: The information concerning beneficial ownership of the Company's common stock by its Directors and executive officers provided under the heading "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" in the Company's Proxy Statement is incorporated herein by reference.

(c) Changes in control: None. For information regarding the sale of the beneficial holdings of the Company's Common Stock formerly held by Harry S. Patten, see "Certain Transactions and Other Information" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with management and others: The information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors," "Executive Compensation" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

(b) Certain business relationships: The information concerning relationships regarding Directors, or nominees for Director, that exist or have existed during the Company's fiscal year ended April 2, 1995 provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

(c) Indebtedness of management: The information provided under the heading "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

(d)      Transactions with promoters:  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (a)(2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

1. The following Consolidated Financial Statements of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the Company's 1995 Annual Report to Shareholders on the pages indicated, are incorporated by reference into Item 8 hereof:

                                                                                                         Page
                                                                                                        ------
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . .       26

Consolidated Balance Sheets as of April 2, 1995 and March 27, 1994  . . . . . . . . . . . . . . . . .       27

Consolidated Statements of Income for each of the three years in the period
   ended April 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

Consolidated Statements of Shareholders' Equity for each of the three years
   in the period ended April 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

Consolidated Statements of Cash Flows for each of the three years in the period ended April 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29 - 30

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31 - 40

2. All financial statement schedules are omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3)  LIST OF EXHIBITS.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 23 - 25 hereof, which Exhibit Index is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K.

No reports of Form 8-K were filed during the last quarter of the period covered by this report.

(c)  EXHIBITS.

See (a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES.

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PATTEN CORPORATION
                                  (Registrant)

Date: June 9, 1995  By    /s/ GEORGE F. DONOVAN
                          -----------------------------------------------
                           George F. Donovan, President and Chief Executive Officer

Date: June 9, 1995  By:   /s/ ALAN L. MURRAY
                          -----------------------------------------------
                           Alan L. Murray, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 9, 1995  By:   /s/ DANIEL C. KOSCHER
                          -----------------------------------------------
                           Daniel C. Koscher, Chief Accounting Officer,
                           Vice President and Assistant Secretary
                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of June, 1995.

           Signature                               Title
           ---------                               -----
/s/ GEORGE F. DONOVAN               President, Chief Executive Officer and Director
- ----------------------------------
George F. Donovan

/s/ ALAN L. MURRAY                  Treasurer and Chief Financial Officer
- ----------------------------------  (Principal Financial Officer)
Alan L. Murray

/s/ DANIEL C. KOSCHER               Chief Accounting Officer, Vice President
- ----------------------------------  and Assistant Secretary
Daniel C. Koscher                   (Principal Accounting Officer)

/s/ JOSEPH C. ABELES                Director
- ----------------------------------
Joseph C. Abeles

/s/ RALPH A. FOOTE                  Director
- ----------------------------------
Ralph A. Foote

/s/ FREDERICK M. MYERS              Director
- ----------------------------------
Frederick M. Myers

/s/ BRADFORD T. WHITMORE            Director
- ----------------------------------
Bradford T. Whitmore

/s/ STUART A. SHIKIAR               Director
- ----------------------------------
Stuart A. Shikiar

                               PATTEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX



NUMBER                                            DESCRIPTION                                             PAGE
- ------                                            -----------                                             ----
3.1         Restated Articles of Organization as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).
3.2         By-laws of Registrant, as amended May 31, 1991 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
3.3         By-laws of the Registrant, as proposed to be amended and effective as of the day immediately following the Special Meeting in Lieu of Annual Meeting for 1995.
4.4         Specimen of Common Stock Certificate (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File No. 33-13076).
4.6         Form of Indenture dated as of May 15, 1987 relating to the Company's 8.25% Convertible
            Subordinated Debentures Due 2012, including Form of Debenture (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File No. 33-13753).
10.17       Registrant's 1988 Outside Directors Stock Option Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 1987).
10.24       Form of Agreement dated June 27, 1989 between Registrant and Peoples Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).
10.27       Registrant's Second Amended and Restated 1985 Stock Option Plan (incorporated by reference to exhibit of same designation to Registration Statement on Form S-1, File No. 3-13753).
10.47       Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by
            Patten Receivables Finance Corporation VI, Greyhound Real Estate Finance Company and Patten
            Corporation as Guarantor (incorporated by reference to exhibit of same designation to
            Annual Report on Form 10-K for the fiscal year ended April 1, 1990).
10.53       Modification dated July 16, 1990 of Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Greyhound Real Estate
            Finance Company and Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 1, 1990).
10.58       Amendment to the Security Agreement entered into as of March 23, 1991, by Patten Receivables
            Finance Corporation VI, Greyhound Real Estate Finance Company and Patten Corporation as
            Guarantor (incorporated by reference to exhibit of same designation to Annual Report on
            Form 10-K for the fiscal year ended March 31, 1991).
10.74       Waiver dated May 11, 1992 together with modification letter dated June 15, 1992 with respect to the Amended Security Agreement entered into as of March 23,1991 by Patten Receivables
            Finance Corporation VI, Greyhound Real Estate Finance Company and Patten Corporation as
            guarantor (incorporated by reference to exhibit of same designation to Annual Report on
            Form 10-K for the fiscal year ended March 29, 1992).
10.77       Registrant's Amended 1988 Outside Directors Stock Option Plan (incorporated  by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 29, 1992).
10.79       Registrant's Retirement Savings Plan (incorporated by reference to Registration Statement on Form S-8, File No. 33-48075).

                               PATTEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX



NUMBER                                            DESCRIPTION                                             PAGE
- ------                                            -----------                                             ----
10.81       Pooling and Servicing Agreement dated June 30, 1992 among Patten Corporation REMIC Trust,
            Series 1992-1, Patten Corporation, Patten Receivables Finance Corporation VIII and
            First Trust National Association as Trustee (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q for the period ended June 28, 1992).
10.82       Employment Agreement dated as of December 20, 1993 by and between Patten Corporation and
            George F. Donovan (incorporated by reference to exhibit of same designation to Quarterly
            Report on Form 10-Q for the period ended December 26, 1993).
10.84       Pooling and Servicing Agreement dated as of April 15, 1994, among Patten Receivables
            Finance Corporation IX, Patten Corporation, Patten Corporation REMIC Trust, Series
            1994-1 and First Trust National Association, as Trustee (incorporated  by reference to exhibit of same designation to Annual Report on  Form 10-K for the fiscal year ended
            March 27, 1994).
10.85       Loan and Security Agreement by and between Patten Corporation and Foothill Capital
            Corporation dated as of October 29, 1993 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.86       First Amendment dated December 23, 1993 to Loan and Security Agreement by and between
            Patten Corporation and Foothill Capital Corporation dated as of October 29, 1993
            (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.87       Loan and Security Agreement dated as of June 11, 1993 by and among Patten Receivables
            Finance Corporation III, Patten Corporation and General Electric Capital Corporation
            (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.88       Amendment dated May 12, 1993 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Greyhound Real
            Estate Finance Company and Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 27, 1994).
10.89       Amendment dated February 18, 1994 to Amended and Restated Loan and Security Agreement
            entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Greyhound
            Real Estate Finance Company and Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 27, 1994).
10.90       Loan Agreement dated as of August 12, 1994 by and among Patten Homes, Inc., Patten
            Corporation and Branch Banking and Trust Company (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q for the period ended September 25, 1994).
10.91       Amendment dated June 29, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Greyhound Financial
            Corporation and Patten Corporation as Guarantor (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q for the period ended September 25, 1994).
10.92       Loan Agreement dated as of June  29, 1994 by and between Greyhound Financial Corporation and
            Properties of the Southwest, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q for the period ended September 25, 1994).

                               PATTEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX



NUMBER                                            DESCRIPTION                                             PAGE
- ------                                            -----------                                             ----
10.93       Stock Purchase Agreement dated as of November 22, 1994 by and among Harry S. Patten and the
            Purchasers named therein (incorporated by reference to exhibit of same designation to
            Current Report on Form 8-K dated November 22, 1994).
10.94       Amendment dated December 14, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance  Corporation VI, Greyhound Financial
            Corporation and Patten Corporation as Guarantor.
10.95       Amended and Restated Loan and Security Agreement dated as of December 14, 1994, by and between Greyhound Financial Corporation and Patten Corporation.
10.96       Registrant's 1995 Stock Incentive Plan.
11.1        Statement re: Computation of Earnings Per Share (such information is incorporated by reference to the Statement of Income of the Consolidated Financial Statements appearing on page 24 of the Company's 1995 Annual Report to Shareholders, which is an exhibit hereto).
13.1        1995 Annual Report to Shareholders (with the  exception of the information incorporated by reference included in Items 7 and 8, the 1995 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K).
23          Consent of Ernst & Young LLP.
27          Financial Data Schedule.