Form 10-Q
period 1995-07-02
PATTEN CORP
filed 1995-08-16
CIK 778946

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(MARK ONE)

[X]  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended July 2, 1995

                                      or


[ ]  -   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:  0-19292

                              PATTEN CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  Massachusetts                               03-0300793
-----------------------------------------------         ------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

    5295 Town Center Road, Boca Raton, Florida                    33486
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                (407) 361-2700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)




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

        As of July 28, 1995, there were 19,511,045 shares of Common Stock, $.01 par value per share, outstanding.

                              PATTEN CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS                                                                    PAGE
                                                                                                   ----
           CONSOLIDATED BALANCE SHEETS AT
              JULY 2, 1995 AND APRIL 2, 1995   . . . . . . . . . . . . . . . . . . . . .             3

           CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
              ENDED JULY 2, 1995 AND JUNE 26, 1994   . . . . . . . . . . . . . . . . . .             4

           CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
              ENDED JULY 2, 1995 AND JUNE 26, 1994 . . . . . . . . . . . . . . . . . . .             5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . .             7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .            10

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


PART I - FINANCIAL INFORMATION

ITEM 1.

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                     UNAUDITED
                                                           ---------------------------------
                                                                              (SEE NOTE 6)
                                                           HISTORICAL           PROFORMA             HISTORICAL
                                                             JULY 2,             JULY 2,               APRIL 2,
                                                              1995                1995                  1995
                                                          -------------      -------------         --------------
 ASSETS
 Cash and cash equivalents (including restricted cash of
   approximately $6.1 million and $5.2 million at
   July 2, 1995 and April 2, 1995, respectively)   . .   $   8,264,920        $  24,082,437         $   7,588,475
 Contracts receivable, net.  . . . . . . . . . . . . .      11,644,334           11,644,334            13,051,254
 Notes receivable, net . . . . . . . . . . . . . . . .      40,908,672           21,144,869            39,269,269
 Investment in securities  . . . . . . . . . . . . . .      18,714,065            9,421,467            18,097,917
 Inventory, net  . . . . . . . . . . . . . . . . . . .      67,762,976           68,590,619            63,386,672
 Property and equipment, net . . . . . . . . . . . . .       4,650,014            4,650,014             4,801,824
 Debt issuance costs . . . . . . . . . . . . . . . . .       1,528,679            1,225,228             1,739,555
 Other assets  . . . . . . . . . . . . . . . . . . . .       4,629,663            4,629,663             4,287,393
                                                         -------------        -------------         -------------
   TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .   $ 158,103,323        $ 145,388,631         $ 152,222,359
                                                         =============        =============         =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable  . . . . . . . . . . . . . . . . . .   $   3,050,137        $   3,050,137         $   3,134,753
 Accrued liabilities and other . . . . . . . . . . . .       8,587,719            7,623,979            11,292,846
 Line of credit and notes payable  . . . . . . . . . .      23,819,164           23,819,164            20,431,346
 Deferred income taxes . . . . . . . . . . . . . . . .       6,128,137            6,575,966             5,069,719
 Mortgage-backed notes payable . . . . . . . . . . . .      22,048,615            9,178,091            19,514,718
 Commitments and contingencies . . . . . . . . . . . .             ---                  ---                   ---
 8.25% convertible subordinated debentures . . . . . .      34,739,000           34,739,000            34,739,000
                                                         -------------        -------------         -------------
   TOTAL LIABILITIES   . . . . . . . . . . . . . . . .      98,372,772           84,986,337            94,182,382


SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued   . . . . . . . . . . . . .             ---                  ---                   ---
 Common stock, $.01 par value, 90,000,000 shares
   authorized; 19,511,045 and 19,470,734 shares
   outstanding at July 2, 1995 and April 2, 1995,
   respectively  . . . . . . . . . . . . . . . . . . .         195,110              195,110               194,707
 Capital-in-excess of par value  . . . . . . . . . . .      66,942,143           66,942,143            66,839,599
 Retained earnings (deficit) . . . . . . . . . . . . .      (7,406,702)          (6,734,959)           (8,994,329)
                                                         -------------        -------------         -------------
 Total shareholders' equity  . . . . . . . . . . . . .      59,730,551           60,402,294            58,039,977
                                                         -------------        -------------         -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . .   $ 158,103,323        $ 145,388,631         $ 152,222,359
                                                         =============        =============         =============


See accompanying notes to consolidated financial statements.

                              PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                                             THREE MONTHS ENDED
                                                                      -----------------------------------
                                                                        JULY 2,                JUNE 26,
                                                                         1995                    1994
                                                                      ------------          -------------
 REVENUES:
   Sales of real estate  . . . . . . . . . . . . . . . .              $ 24,641,264          $  22,044,489
   Interest income and other   . . . . . . . . . . . . .                 2,186,935              1,450,924
                                                                      ------------          -------------
                                                                        26,828,199             23,495,413
 COST AND EXPENSES:
   Cost of real estate sold  . . . . . . . . . . . . . .                12,191,448             10,732,528
   Selling, general and administrative expense   . . . .                 9,873,908              8,684,722
   Interest expense  . . . . . . . . . . . . . . . . . .                 1,990,138              1,785,317
   Provision for losses  . . . . . . . . . . . . . . . .                   155,000                165,000
                                                                      ------------          -------------
                                                                        24,210,494             21,367,567
                                                                      ------------          -------------

 Income from operations  . . . . . . . . . . . . . . . .                 2,617,705              2,127,846

 Other income  . . . . . . . . . . . . . . . . . . . . .                    28,340                 38,667
                                                                      ------------          -------------
 Income before income taxes  . . . . . . . . . . . . . .                 2,646,045              2,166,513
 Provision for income taxes  . . . . . . . . . . . . . .                 1,058,418                888,270
                                                                      ------------          -------------

 NET INCOME  . . . . . . . . . . . . . . . . . . . . . .              $  1,587,627          $   1,278,243
                                                                      ============          =============

 INCOME PER COMMON SHARE:
 Net income  . . . . . . . . . . . . . . . . . . . . . .              $        .08          $         .06
                                                                      ============          =============

 Weighted average number of common and common
   equivalent shares   . . . . . . . . . . . . . . . . .                20,650,060             20,390,527
                                                                      ============          =============




See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                -----------------------------------------
                                                                    JULY 2,                   JUNE 26,
                                                                     1995                       1994
                                                                --------------             --------------
 OPERATING ACTIVITIES:
   Cash received from customers including net
     cash collected as servicer of notes receivable
     to be remitted to investors   . . . . . . . . . .           $  24,021,812             $  16,016,978
   Interest received   . . . . . . . . . . . . . . . .               1,521,946                 1,294,889
   Cash paid for land acquisitions and real estate
     development   . . . . . . . . . . . . . . . . . .           (   8,830,551)             ( 15,585,949)
   Cash paid to suppliers, employees and sales
     representatives   . . . . . . . . . . . . . . . .           (  11,371,313)            (   7,910,780)
   Interest paid   . . . . . . . . . . . . . . . . . .           (   2,744,466)            (   2,325,828)
   Net income taxes paid   . . . . . . . . . . . . . .           (     168,674)            (      94,530)
   Proceeds from borrowings collateralized by notes
     receivable  . . . . . . . . . . . . . . . . . . .               5,523,622                 5,143,553
   Net proceeds from REMIC transaction   . . . . . . .                     ---                22,706,101
   Payments on borrowings collateralized by notes
     receivable  . . . . . . . . . . . . . . . . . . .           (   2,989,725)            (  13,061,930)
                                                                 -------------             -------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .               4,962,651                 6,182,504
                                                                 -------------             -------------
 INVESTING ACTIVITIES:
   Net cash flow from purchases and sales of
     property and equipment  . . . . . . . . . . . . .           (     112,737)            (     147,023)
   Additions to other long-term assets   . . . . . . .                     ---             (      37,693)
                                                                 -------------             -------------
 NET CASH FLOW USED BY INVESTING ACTIVITIES. . . . . .           (     112,737)            (     184,716)
                                                                 -------------             -------------
 FINANCING ACTIVITIES:
   Borrowings under line of credit facilities  . . . .                 445,781                   762,305
   Payments under line of credit facilities  . . . . .           (   1,068,632)            (     456,308)
   Payments on other long-term debt  . . . . . . . . .           (   3,653,565)            (   2,683,655)
   Proceeds from exercise of employee stock options  .                 102,947                       ---
   Payment for dividends in lieu of fractional shares.           (         ---)            (       2,812)
                                                                 -------------             -------------
 NET CASH FLOW USED BY FINANCING ACTIVITIES  . . . . .           (   4,173,469)            (   2,380,470)
                                                                 -------------             -------------
 Net increase in cash and cash equivalents . . . . . .                 676,445                 3,617,318
 Cash and cash equivalents at beginning of period  . .               7,588,475                 9,308,047
                                                                 -------------             -------------
 Cash and cash equivalents at end of period  . . . . .           $   8,264,920             $  12,925,365
                                                                 =============             =============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                     THREE MONTHS ENDED
                                                                            ------------------------------------
                                                                                  JULY 2,              JUNE 26,
                                                                                   1995                 1994
                                                                             ---------------       --------------
 RECONCILIATION OF NET INCOME TO NET CASH FLOW
    PROVIDED BY OPERATING ACTIVITIES:
    Net income   . . . . . . . . . . . . . . . . . . . . . . . . .            $   1,587,627         $  1,278,243
    Adjustments to reconcile net income to net
        cash flow provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . .                  471,150              345,993
        (Gain)/loss on sale of property and equipment  . . . . . .                    4,894         (      5,785)
        Provision for losses   . . . . . . . . . . . . . . . . . .                  155,000              165,000
        Interest accreted on investment in securities  . . . . . .            (     616,148)        (    595,040)
        Proceeds from borrowings collateralized
         by notes receivable net of principal repayments   . . . .                2,533,897         (  7,918,377)
    (INCREASE)DECREASE IN ASSETS:
      Contracts receivable   . . . . . . . . . . . . . . . . . . .                1,406,920         (    761,110)
      Investment in securities   . . . . . . . . . . . . . . . . .                      ---           10,594,521
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .                3,214,598         (  5,087,549)
      Other assets   . . . . . . . . . . . . . . . . . . . . . . .            (     342,891)             589,638
      Notes receivable   . . . . . . . . . . . . . . . . . . . . .            (   1,721,071)           9,470,074
    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued liabilities and other   . . . .            (   2,789,743)        (  2,781,374)
      Deferred income taxes  . . . . . . . . . . . . . . . . . . .                1,058,418              888,270
                                                                              -------------         ------------
 NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .            $   4,962,651         $  6,182,504
                                                                              =============         ============

 SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing   . . . . . . . . . . .            $   7,664,234         $  8,322,161
                                                                              =============         ============
      Inventory acquired through foreclosure,
        "insubstance foreclosure" or deedback
        in lieu of foreclosure, net of recoveries  . . . . . . . .            $(     73,332)        $  1,092,178
                                                                              =============         ============
      Investment in securities retained in
      connection with sale of notes receivable   . . . . . . . . .            $         ---         $  2,674,370
                                                                              =============         ============

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

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended July 2, 1995 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

2.  REVENUE RECOGNITION

The Company's real estate business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in weekly intervals in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. Revenue recognition for each of the Company's operating divisions is discussed below.

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

Other land sales include large-acreage bulk transactions as well as land sales to investors and developers. The Company recognizes revenue on such other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

With respect to Resorts Division sales, the Company recognizes revenue when a minimum of 10% of the sales price has been received in cash, any statutory rescission period has passed and the Company has completed substantially all of its obligations with respect to any development related to the unit sold.

In cases where all development has not been completed, the Company recognizes revenue on Land and Resorts Division sales in accordance with the percentage of completion method of accounting.

The Company recognizes revenue on Communities Division sales when the unit is complete and title is transferred to the buyer.

3.  CONTINGENT LIABILITIES

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables arising from land sales to banks and financial institutions to supplement its liquidity. At July 2,

1995, the Company was contingently liable for the outstanding principal balance of notes receivable sold aggregating approximately $1.8 million. Delinquency on these loans sold was not material. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.


4.  PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $155,000 and $165,000 for the three months ended July 2, 1995 and June 26, 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for loan losses.

5.  INVENTORY

The Company's inventory holdings are summarized below by division.

                                                    JULY 2, 1995              APRIL 2, 1995
                                                    -------------             -------------
 Land Division . . . . . . . . . . . . .            $ 46,907,302              $  45,019,943

 Communities Division  . . . . . . . . .              13,257,569                 13,125,818

 Resorts Division  . . . . . . . . . . . .             7,598,105                  5,240,911
                                                    ------------              -------------
                                                    $ 67,762,976              $  63,386,672
                                                    ============              =============

6.  SUBSEQUENT EVENT

On July 12, 1995, the Company and certain of its subsidiaries sold, or otherwise absolutely transferred and assigned, $68.1 million aggregate principal amount of mortgage notes receivable (the "Mortgage Pool") to Patten Receivables Finance Corporation X, a wholly-owned subsidiary of the Company (the "Depositor"), and the Depositor sold the Mortgage Pool to Patten Corporation REMIC Trust, Series 1995-1 (the "1995 REMIC Trust"). Simultaneous with the sale, the 1995 REMIC Trust issued four classes of Adjustable Rate REMIC Mortgage Pass-Through Certificates (the "Certificates"). Each Certificate evidences a fractional undivided interest in the Mortgage Pool.
The Certificates were issued pursuant to the terms of a Pooling and Servicing Agreement dated as of June 15, 1995 (the "Pooling Agreement") among the Company, the Depositor, the 1995 REMIC Trust and First Trust National Association, as trustee. The initial principal balances of the Class A, Class B and Class C certificates were approximately $61.3 million, $4.8 million and $2.0 million, respectively. The Class R Certificates have no initial principal balance and do not bear interest. The Class A, Class B and Class C Certificates bear interest at the lesser of (a) the weighted average of the net mortgage interest rates of certain of the notes in the Mortgage Pool less the servicing fee rate and trustee fee rate or (b) the London interbank offered rate for six month United States dollar deposits plus a margin of 1.5%, 3.55% and 4.0%, respectively.

The 1995 REMIC Trust is comprised primarily of a pool of fixed and adjustable rate first mortgage loans secured by property sold by the Company. Primarily all of the loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 or pledged by a receivables subsidiary, or the Company, to an institutional lender. Collections of principal and interest on the Mortgage Pool, net of certain servicing and trustee fees, are remitted to Certificateholders on a monthly basis. The proceeds of collections on the Mortgage Pool are distributed to the Certificateholders in the order of priority specified in the Pooling Agreement. The Class C and R Certificates are subordinated to the Class A and B Certificates, as provided in the Pooling Agreement.

On July 12, 1995, the Depositor sold the Class A and Class B Certificates issued under the Pooling Agreement to two institutional investors for aggregate proceeds of approximately $66.1 million in a private placement transaction and retained the Class C and Class R Certificates. The Certificates were not and will not be registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration. A portion of the proceeds from the transaction was used to repay approximately $12.9 million of outstanding debt. An additional $36.3 million was used to retire securities previously sold pursuant to the Company's 1992 REMIC transaction. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of more than $15.8 million in the Company's unrestricted cash. The pre-tax gain in the transaction was approximately $1.1 million and the after-tax gain was $672,000.

The Company will act as servicer under the Pooling Agreement and will be paid an annualized servicing fee of .5% of the scheduled principal balance of those notes in the Mortgage Pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the Mortgage Pool with respect to which there was a breach of the Company's representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of Certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the Certificates are not obligations of the Company, the Depositor or any of their affiliates and the Company has no obligation to repurchase or replace mortgage loans solely due to delinquency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations include downpayments on real estate sales which are financed, cash sales of real estate, principal and interest payments on the purchase money mortgage loans arising from real estate sales together with the contracts for deed arising from sales of timeshare intervals (collectively "Receivables") and proceeds from the sale of, or borrowings collateralized by, Receivables. Historically, external sources of liquidity have included borrowings under secured and unsecured lines of credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development, borrowings under secured lines of credit and the securitization of Receivables. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Net cash provided by the Company's operations was $5.0 million for the three months ended July 2, 1995 and $6.2 million for the three months ended June 26, 1994. During the current fiscal period, both sales of real estate and the percentage of such sales received in cash (in lieu of originating Receivables) increased. Accordingly, cash received from customers on the Consolidated Statement of Cash Flow was $8.0 million higher than during the first quarter of the previous year. In addition, cash paid for land acquisition and development decreased by $6.8 million. During the prior year quarter, the Company acquired several large properties including approximately 22,000 acres in south central Colorado. The increased collections from customers and reduced spending on real estate were offset by increased cash paid to suppliers and employees (which include sales representatives) and net income taxes paid. Furthermore, the proceeds from a REMIC transaction completed in the first quarter of the prior year, net of payments on borrowings collateralized by notes, generated $6.7 million more in cash.

During the three months ended July 2, 1995 and June 26, 1994, the Company received in cash $20.6 million or 79.2% and $16.0 million or 76.5%, respectively, of its sales of real estate that closed during these periods. The increase in the percentage of cash received is, primarily attributable to
(i) the Company's program directed at obtaining increased downpayments on financed sales of land real estate, (ii) an increased willingness on the part of local banks in certain regions to extend more direct customer lot financing and (iii) expansion of the Company's product lines to include the construction and sale of homes in certain markets, the proceeds of which are received entirely in cash.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with private placement REMIC financings. The Receivable Subsidiaries are generally advanced 90% of the face amount of the mortgage notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as mortgage-backed debt on the Consolidated Balance Sheet. The Company has also directly sold Receivables to banks. The Company is subject to certain obligations and has certain contingent liabilities with respect to certain of the Receivables sold. See Note 3 to the Consolidated Financial Statements included under Item 1 above. During the three months ended July 2, 1995 and June 26, 1994, the Company raised $5.5 million and $5.1 million, respectively, from the pledge of Receivables. During the three months ended June 26, 1994, the Company also raised $22.7 million net of transaction costs, from its 1994 REMIC. No REMIC financing closed during the first quarter ended July 2, 1995. See Note 6 to the Consolidated Financial Statements included under Item 1 above for a discussion of a REMIC transaction completed on July 12, 1995.

The Company has a revolving credit facility of $20.0 million with a financial institution. This facility provides for borrowings up to $15.0 million secured by Receivables and up to $5.0 million secured by land inventory. Under the terms of this facility, the Company is entitled to advances equal to 90% of the
outstanding principal balance of pledged Receivables.   In the event that
pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. Aggregate repurchases and substitutions to date have not been material. The interest rate charged on borrowings secured by Receivables and land inventory is prime plus 2.0% and prime plus 2.75%, respectively. At July 2, 1995, the outstanding principal balance under the facility was $10.4 million, comprised of $8.9 million secured by Receivables and $1.5 million secured by land inventory. Accordingly, as of July 2, 1995, the Company had the ability to borrow up to an additional $9.6 million secured by, and subject to the availability of, eligible Receivables and land inventory. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The ability to receive advances under this facility expires in June, 1996. The indebtedness secured by Receivables matures ten years from the date of the last advance and the indebtedness secured by land inventory matures in December, 1996.

In addition to the revolving credit facility, this same lender also made a $4.5 million term loan to the Company which is secured by a land project in Texas of which $1.8 million was outstanding as of July 2, 1995. The indebtedness matures in February, 1996. Interest is charged at a rate of prime plus 2.0%.

The Company also has an agreement with this same lender which provides for acquisition, development, construction and receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. At July 2, 1995, there was $4.7 million outstanding under the facility ($925,000 was secured by land and $3.7 million was secured by timeshare receivables). The interest rate charged under the facility is prime plus 2.25%. The ability to borrow under the facility expired in June, 1995 and the indebtedness is due December, 1997. The Company is currently engaged in discussions with the lender to increase the borrowings available under the facility and to renew the revolver. In July, 1995 this lender provided a term loan on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $1.2 million. The interest rate charged under the loan agreement is prime plus 2.25%. The indebtedness is due in July, 1998. The Company is required to pay the lender a principal payment of $500 for each timeshare interval sold until the term indebtedness is paid in full. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Resorts Division.

At July 2, 1995, the Company had $4.2 million outstanding and secured by Receivables with another financial institution. The indebtedness was repaid on July 12, 1995 pursuant to the 1995 REMIC financing.

The Company has a $10.0 million revolving credit facility with another financial institution secured by eligible Receivables and land inventory.
Under the terms of this facility, the Company is entitled to advances equal to 90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3.0 million secured by land inventory to fund real estate acquisition and development costs. Interest is charged at a rate of prime plus 2.0%. At July 2, 1995, the outstanding principal balance of borrowings secured by Receivables was $8.9 million and the outstanding principal balance of borrowings secured by land inventory totaled $880,000. The indebtedness secured by Receivables was repaid on July 12, 1995 with a portion of the proceeds from the 1995 REMIC. See Note 6 to the Consolidated Financial Statements included under Item 1 above. All principal and interest payments received on the pledged Receivables are applied to principal and interest due under the Receivables portion of this facility. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. At July 2, 1995, the Company had the ability to borrow up to an additional $245,000 under this facility. At July 28, 1995, there were no borrowings secured by Receivables outstanding and the outstanding principal balance of borrowings secured by land inventory totaled $1.6 million. Accordingly, at July 28, 1995, the Company had the ability to borrow up to an additional $8.4 million under the facility. The facility expires in October, 1998.

In addition, the Company's Communities Division, which is engaged in the construction and sale of primary residential homes in certain markets, has an agreement with a lender which provides for advances to fund the construction of houses in a development located in North Carolina. Under the terms of the financing, the lender will advance up to an aggregate of $5.0 million for development, secured by land and the housing units under construction. Interest on outstanding advances is payable monthly and the principal associated with each advance is due one year after the date of such advance. Interest is charged at a rate of prime plus 0.75%. At July 2, 1995, there was $719,000 outstanding under the loan. The ability to borrow under the facility expired in June, 1995 and is not intended to be renewed. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Communities Division.

The Company regularly seeks outside (seller, bank or similar financial institution) financing for its property acquisitions and development. During the three months ended July 2, 1995 and June 26, 1994, the Company financed $7.7 million or 46.5% and $8.3 million or 34.8%, respectively, of its property inventory, including acquisition and development costs.

On July 12, 1995, Patten Receivables Finance Corporation X sold Class A and Class B Certificates issued under a pooling agreement to two institutional investors for aggregate proceeds of approximately $66.1 million in a private placement transaction and retained Class C and Class R Certificates. A portion of the proceeds from the transaction was used to repay approximately $12.8 million of outstanding debt. An additional $36.3 million was used to retire securities previously sold pursuant to the Company's 1992 REMIC transaction. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of more than $15.8 million in the Company's unrestricted cash. The pre-tax gain on the transaction was approximately $1.1 million and the after-tax gain was $672,000. See Note 6 to the Consolidated Financial Statements included under Item 1 above.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $2.2 million at July 2, 1995 and $13.1 million at July 28, 1995. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) the acquisition and construction of inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt obligations.

The Company's net inventory was $67.8 million at July 2, 1995 and $63.4 million at April 2, 1995. With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) fund its housing operation in certain locations and (iii) develop timeshare property.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of July 2, 1995 was approximately $75.3 million (not including housing unit costs subsequent to fiscal 1996, which the Company is not able to determine at this time or the cost of manufactured homes for units currently not under contract for sale). The Company anticipates spending $26.1 million of such cash requirements over the remaining three quarters of fiscal 1996. Such anticipated cash requirements are allocated to the Company's operating divisions as follows:

Land Division   The Company expects to expend a total of $35.9 million to
improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $13.4 million to be spent during the remaining three quarters of fiscal 1996.

Communities Division   The Company expects to expend a total of $4.2 million
for the purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. (As discussed above, this represents fiscal 1996 spending on housing units and with respect to the purchase of manufactured homes, includes only those units currently under contract for sale.) The total cash requirements of $4.2 million includes $2.6 million to be spent during the remaining three quarters of fiscal 1996 and approximately $1.6 million designated for infrastructure costs subsequent to the current fiscal year.

Resorts Division The Company expects to expend a total of $35.2 million for building materials, amenities and other infrastructure costs including road and utility construction, surveys and engineering fees, including $10.1 million to be spent over the remaining three quarters of fiscal 1996.

The table below outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of July 2, 1995. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected below or that historical gross margins which the Company has experienced will not decline in the future as a result of changing economic conditions and consumer demand. Because the Company does not typically engage in speculative homebuilding, prospective home purchasers are pre-qualified and a purchase contract exists prior to the Company commencing unit construction. Accordingly, the table excludes development associated with future home sales.

 GEOGRAPHIC REGION                         LAND                  COMMUNITIES            RESORTS              TOTAL
 -----------------                    --------------           ---------------       -------------       --------------
 Southwest . . . . . . . .            $  27,039,471            $      371,895        $         ---       $   27,411,366
 West  . . . . . . . . . .                4,125,987                    26,283                  ---            4,152,270
 Midwest . . . . . . . . .                1,981,665                       ---           35,193,787           37,175,452
 Southeast . . . . . . . .                1,429,004                 3,813,582                  ---            5,242,586
 Northeast . . . . . . . .                  683,275                       ---                  ---              683,275
 Mid-Atlantic  . . . . . .                  614,273                       ---                  ---              614,273
 Canada  . . . . . . . . .                      692                       ---                  ---                  692
                                      -------------            --------------        -------------       --------------
 Total estimated spending                35,874,367                 4,211,760           35,193,787           75,279,914
 Net inventory at
  July 2, 1995 . . . . . .               46,907,302                13,257,569            7,598,105           67,762,976
                                      -------------            --------------        -------------       --------------
 Total estimated cost basis
  of fully developed
  inventory. . . . . . . .            $  82,781,669            $   17,469,329        $  42,791,892       $  143,042,890
                                      =============            ==============        =============       ==============

The Company's net inventory as of July 2, 1995 and April 2, 1995 summarized by division is set forth in the tables below.

                                                           JULY 2, 1995
                              ---------------------------------------------------------------------

 GEOGRAPHIC REGION                 LAND       COMMUNITIES (1)       RESORTS              TOTAL
 -----------------            -------------   ---------------     -----------        -------------
 Southwest . . . .            $  16,502,344    $  1,233,411       $       ---        $  17,735,755
 West  . . . . . .               12,529,849         317,564               ---           12,847,413
 Midwest . . . . .                7,516,885             ---         7,598,105           15,114,990
 Southeast . . . .                2,966,534      11,706,594               ---           14,673,128
 Northeast . . . .                3,301,707             ---               ---            3,301,707
 Mid-Atlantic  . .                3,902,187             ---               ---            3,902,187
 Canada  . . . . .                  187,796             ---               ---              187,796
                              -------------    ------------       -----------        -------------
 Totals  . . . . .            $  46,907,302    $ 13,257,569       $ 7,598,105        $  67,762,976
                              =============    ============       ===========        =============

                                                         APRIL 2, 1995
                        -------------------------------------------------------------------------
 GEOGRAPHIC REGION          LAND           COMMUNITIES (1)        RESORTS              TOTAL
 -----------------      ------------       ---------------      ------------       --------------
 Southwest . . . . .    $ 16,658,079        $   1,115,914       $       ---        $  17,773,993
 West  . . . . . . .       9,356,508              433,933               ---            9,790,441
 Midwest . . . . . .       7,777,934                  ---         5,240,911           13,018,845
 Southeast . . . . .       2,781,785           11,575,971               ---           14,357,756
 Northeast . . . . .       3,747,468                  ---               ---            3,747,468
 Mid-Atlantic  . . .       4,424,821                  ---               ---            4,424,821
 Canada  . . . . . .         273,348                  ---               ---              273,348
                        ------------        -------------       -----------        -------------
 Totals  . . . . . .    $ 45,019,943        $  13,125,818       $ 5,240,911        $  63,386,672
                        ============        =============       ===========        =============

(1) Communities Division inventory as of July 2, 1995, consisted of land inventory of $10.3 million and $3.0 million of housing unit construction-in-progress. As of April 2, 1995, the Communities Division had $9.9 million of land inventory with $3.2 million of housing unit construction-in-progress. The increase in land inventory is attributable to infrastructure development. The Company did not acquire any additional land inventory intended to be marketed and sold as part of the Communities Division during the first quarter of fiscal 1996, or for any period during fiscal 1995.


The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. In addition to product diversification, the Company has sought broader geographic distribution of its land projects and increased its land holdings in the Western and Southeastern regions of the United States to accomodate strong consumer demand and expanded sales efforts. At the same time, the Company plans to continue to reduce its current real estate holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions.

The Company currently maintains inventory valuation reserves which totaled $2.0 million at July 2, 1995 for certain land properties acquired prior to fiscal 1990. During the three months ended July 2, 1995, $237,000 and $146,000 of the Company's inventory reserves were released as credits to cost of real estate sold and selling, general and administrative (S,G&A) expense, respectively, as the inventory was sold. During the three months ended June 26, 1994, approximately $226,000 and $234,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. During the three months ended July 2, 1995 and June 26, 1994, the Company received 14.4% and 22.4%, respectively, of its Land Division sales of real estate which closed during the period in the form of Receivables. The decrease in the percentage of sales financed by the Company is attributable to (i) the program commenced by the Company in 1992 directed at obtaining increased downpayments on financed sales of land real estate, (ii) an increased willingness on the part of local banks in certain regions to extend more direct customer lot financing and (iii) expansion of the Company's product lines to include the construction and sale of homes, the proceeds of which are received entirely in cash. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During the three months ended July 2, 1995 and June 26, 1994, the Company received 73.1% and 50.1% respectively, of its Resorts Division sales of intervals during the period in the form of timeshare receivables.

At July 2, 1995, $34.9 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness, while $6.8 million of Receivables were not pledged or encumbered. (See Note 6 for description of subsequent event.) At April 2, 1995, $28.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $11.9 million of Receivables were not pledged or encumbered. The increase in encumbered Receivables at July 2, 1995 was attributable primarily to the pledging of timeshare receivables. At July 2,

1995, $4.2 million of timeshare receivables were pledged to secure Company borrowings, while there were no encumbered timeshare receivables outstanding as of April 2, 1995.

At July 2, 1995, approximately 1.5% or $641,000 of the aggregate $43.5 million principal amount of loans which were held by the Company or associated with programs under which the Company has a recourse liability were more than 30 days past due. Of the $43.5 million principal amount of loans, $41.7 million were held by the Company, while approximately $1.8 million were associated with programs under which the Company has a limited recourse liability. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At April 2, 1995, 1.8% or $738,000 of the aggregate $41.9 million principal amount of loans which were held by the Company or associated with programs under which the Company has a recourse liability were more than 30 days past due. Management believes that the decrease in the delinquency rate during the current period was attributable to the Company's ongoing program of expanded collection efforts and strengthened underwriting criteria involved in the origination and servicing of Receivables.

RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation. However, based upon a slow economic recovery in the Northeast, Canada and certain areas of the Mid-Atlantic region, the Company has experienced reduced levels of sales in these areas. A downturn in the economy in general or in the market for real estate could have a material adverse affect on the Company.

The Company's real estate business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare properties to be sold in weekly intervals in fully-furnished vacation units. The Communities Division is engaged in the sale of factory built and on-site constructed primary residential homes together with land parcels in certain markets.

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended July 2, 1995 and June 26, 1994.

                                                    (DOLLARS IN THOUSANDS)
                                                THREE MONTHS ENDED JULY 2, 1995
                                 -------------------------------------------------------------------------------
                                        LAND              COMMUNITIES            RESORTS            TOTAL
                                 -----------------    ------------------    ----------------   -----------------
 Sales of real estate. . . . .   $18,091    100.0%    $ 3,618    100.0%     $2,932    100.0%   $ 24,641   100.0%

 Cost of real estate
 sold  . . . . . . . . . . . .     8,111     44.8       3,188     88.1         892     30.4      12,191    49.5
                                 -------   ------     -------   ------      ------   ------    --------  ------
 Gross profit  . . . . . . . .     9,980     55.2         430     11.9       2,040     69.6      12,450    50.5

 Field selling,
 general and
 administrative
 expense (1) . . . . . . . . .     5,999     33.2         581     16.1       1,731     59.1       8,311    33.7
                                 -------   ------     -------   ------      ------   ------    --------  ------
 Field operating
 profit (loss) (2)               $ 3,981     22.0%    $  (151)    (4.2)%    $  309     10.5%   $  4,139    16.8%
                                 =======   ======     =======   ======      ======   ======    ========  ======


                                                             (DOLLARS IN THOUSANDS)
                                                         THREE MONTHS ENDED JUNE 26, 1994
                                 ----------------------------------------------------------------------------
                                        LAND             COMMUNITIES          RESORTS             TOTAL
                                 ------------------  ------------------   ---------------    ----------------
 Sales of real estate. . . . . .  $18,693    100.0%  $ 2,803    100.0%    $ 548    100.0%    $22,044   100.0%
 Cost of real estate
 sold  . . . . . . . . . . . . .    8,283     44.3     2,263     80.7       186     33.9      10,732    48.7
                                  -------   ------   -------   ------     -----   ------     -------  ------
 Gross profit  . . . . . . . . .   10,410     55.7       540     19.3       362     66.1      11,312    51.3


 Field selling, general
 and administrative
 expense (1) . . . . . . . . . .    5,267     28.2       606     21.6       682    124.5       6,555    29.7
                                  -------   ------   -------   ------     -----   ------     -------  ------
 Field operating
 profit (loss) (2) . . . . . . .  $ 5,143     27.5%  $   (66)    (2.3) %  $(320)   (58.4)%   $ 4,757    21.6%
                                  =======   ======   =======   ======     =====   ======     =======  ======

_________________

 (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 11.8% to $24.6 million for the three months ended July 2, 1995 compared to $22.0 million for the three months ended June 26, 1994.

The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin. The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $3.3 million of net inventory in the Northeast which the Company continues to liquidate.

Land Division

The following table sets forth certain information regarding sales of parcels associated with the Company's Land Division for the periods indicated.

                                                                   THREE MONTHS ENDED
                                                         --------------------------------------
                                                             JULY 2,               JUNE 26,
                                                              1995                  1994
                                                         --------------         --------------
 Number of parcels sold.........................                495                     637

 Average sales price per parcel.................           $ 36,547               $  29,619

 Gross margin...................................                 55%                     56%

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.


                                                  THREE MONTHS ENDED
                        -------------------------------------------------------------------------
                                 JULY 2, 1995                            JUNE 26, 1994
                       ------------------------------------      -------------------------------
                                               AVERAGE                               AVERAGE
                          NUMBER OF          SALES PRICE          NUMBER OF        SALES PRICE
 GEOGRAPHIC             PARCELS SOLD        PER PARCEL (1)       PARCELS SOLD     PER PARCEL (1)
 ----------             ------------        --------------       -------------    --------------
 REGION
 ------
 Southwest..........       222              $   42,673                297          $  33,306
 West ..............        48                  33,387                 77             28,453
 Midwest............        62                  38,674                 64             36,001
 Southeast..........        41                  56,486                111             22,684
 Northeast..........        47                   8,494                 26             25,331
 Mid-Atlantic.......        68                  27,099                 57             21,409
 Canada.............         7                   8,412                  5             16,759
                         -----              ----------             ------          ---------
 Totals.............       495              $   36,547                637          $  29,619
                         =====              ==========             ======          =========

_________________

(1) Calculated by including sales of real estate deferred under the percentage of completion method of accounting during the respective periods.

The average sales price per parcel in the Southwest increased during the current period and the number of parcels sold decreased, due to a change in the region's product mix to include more larger average and waterfront parcels which support higher retail sales prices.

The increase during the current quarter in average sales price per parcel in the West is attributable to the sale of larger acreage tracts in two recently acquired projects located in Colorado. The decline in the number of parcels sold in the West during the current period primarily reflects the sell-out of the earlier phases of an existing project in Montana that had contributed heavily to the previous quarter's number of parcels sold. The latter phases of this project that were marketed during the current quarter represented higher priced lots and resulted in a lower volume of parcels sold.

The Company also sold fewer parcels in the Southeast due in part, to a new project in South Carolina that was in the start-up phase during the current quarter. Such project replaced a former property in the area that has since sold out, but which was at the height of its marketing efforts during the first quarter of last year.

Additional lakefront property has been acquired in the Southeast and marketing and sales efforts on such new waterfront property have resulted in the higher sales prices for the current quarter in this region.

To facilitate liquidation of its inventory in the Northeast during the current quarter, the Company sold 36 parcels of a project located in New York to a single customer for approximately $128,000.

Resorts Division

During the first quarter of fiscal 1996 and 1995, sales of timeshare intervals contributed $2.9 million or 11.9% and $548,000 or 2.5%, respectively, of the Company's total consolidated revenues from the sales of real estate.

The following table sets forth certain information regarding sales of intervals associated with the Company's Resorts Division for the periods indicated.

                                                                THREE MONTHS ENDED
                                                      ----------------------------------------
                                                          JULY 2,                JUNE 26,
                                                           1995                    1994
                                                      --------------          ---------------
 Number of intervals sold......................             308                        73

 Average sales price per interval..............         $ 7,750                 $   7,512

 Gross margin..................................              70%                       66%

The number of timeshare intervals sold increased to 308 for the current quarter compared to 73 for the comparable quarter of the previous fiscal year. The intervals sold for both periods were attributable to the Company's first timeshare project in Gatlinburg, Tennessee, which was in start-up phase during the first quarter of the previous fiscal year. Such resort was in full operation during the current quarter resulting in the increased level of sales.

Gross margins on interval sales increased from 66% for the first quarter of last year to 70% for the current quarterly period due to certain promotional pricing offered to customers during the start-up phase and diversification in the product mix to include less expensive, condominium-type units which support higher sales prices in relation to unit costs. In the second quarter of the current fiscal year, the Resorts Division also started generating sales at its second timeshare project also located in Tennessee.


Communities Division

During the first quarter of fiscal 1996, the Company's Communities Division contributed a total of $3.6 million in sales revenue, or approximately 14.7% of total consolidated revenues from sales of real estate. During the first quarter of fiscal 1995, the Communities Division generated a total of $2.8 million in sales revenue, or approximately 12.7% of total consolidated revenues form the sales of real estate.

The following table sets forth certain information regarding sales associated with the Company's Communities Division for the periods indicated.


                                                                THREE MONTHS ENDED
                                                      ----------------------------------------
                                                          JULY 2,                JUNE 26,
                                                           1995                    1994
                                                      --------------          ---------------
 Number of homes/lots sold . . . . . . . . .                  39                       26

 Average sales price . . . . . . . . . . . .            $ 92,783                $ 107,807

 Gross margin  . . . . . . . . . . . . . . .                  12%                      19%


The $3.6 million in sales was comprised of 22 manufactured homes with an average sales price of $72,433, 7 site-built homes with an average sales price of $255,416 and 10 sales of lots only at an average sales price of $23,708. In addition, at July 2, 1995, there was $5.8 million in backlog of home sales for future delivery representing 61 contracts. The $5.8 million in backlog of home sales was comprised of $3.4 million for manufactured homes and $2.4 million for site-built homes, substantially all of which are expected to close throughout the remaining three quarters of fiscal 1996. During the first quarter of fiscal 1995, the Communities Division generated 26 sales at an average sales price of $107,807 generating a total of $2.8 million in sales revenue.

The decrease in gross margins from 19% for the first quarter of the previous fiscal year to 12% for the current quarterly period reflects a change in product mix to include a lower margin site-built project in the Southeast, together with additional infrastructure costs associated with a manufactured housing project also located in the Southeast.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                                                 THREE MONTHS ENDED JULY 2, 1995
                       ------------------------------------------------------------------------------------
 GEOGRAPHIC REGION            LAND           COMMUNITIES         RESORTS              TOTAL             %
 -----------------       --------------      -----------        --------           -----------        -----
 Southwest . . . .       $   9,473,480     $    526,617        $      ---          $10,000,097         40.6%
 West  . . . . . .           1,602,591          101,950               ---            1,704,541          6.9
 Midwest . . . . .           2,733,271              ---         2,932,185            5,665,456         23.0
 Southeast . . . .           1,980,430        2,989,946               ---            4,970,376         20.2
 Northeast . . . .             399,200              ---               ---              399,200          1.6
 Mid-Atlantic  . .           1,842,708              ---               ---            1,842,708          7.5
 Canada  . . . . .              58,886              ---               ---               58,886           .2
                         -------------     ------------               ---          -----------        -----
 Totals  . . . . .       $  18,090,566     $  3,618,513        $2,932,185          $24,641,264        100.0%
                         =============     ============        ==========          ===========        =====


                                                 THREE MONTHS ENDED JUNE 26, 1994
                          ---------------------------------------------------------------------------------
 GEOGRAPHIC REGION            LAND          COMMUNITIES           RESORTS           TOTAL              %
 -----------------        -------------     -----------         -----------      -----------         ------
 Southwest . . . .       $   9,397,437     $    333,700         $       ---      $  9,731,137         44.1%
 West  . . . . . .           2,190,868        1,186,365                 ---         3,377,233         15.3
 Midwest . . . . .           2,624,076              ---             548,390         3,172,466         14.4
 Southeast . . . .           2,517,919        1,283,031                 ---         3,800,950         17.3
 Northeast . . . .             658,600              ---                 ---           658,600          3.0
 Mid-Atlantic  . .           1,220,310              ---                 ---         1,220,310          5.5
 Canada  . . . . .              83,793              ---                 ---            83,793           .4
                         -------------     ------------                          ------------
 Totals  . . . . .       $  18,693,003     $  2,803,096         $   548,390      $ 22,044,489        100.0%
                         =============     ============         ===========      ============        ======

Interest income increased 15.8% to $2.2 million for the first quarter of fiscal 1996 compared to $1.9 million for the same quarter of fiscal 1995. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and near-cash investments. Interest income was partially offset by a loss of $411,000 in the prior year quarter due to a REMIC transaction. The table set forth below outlines interest income earned from each category of asset for the periods indicated.

                                                                 THREE MONTHS ENDED
                                                      ---------------------------------------
                                                          JULY 2,                JUNE 26,
 INTEREST EARNED ON:                                       1995                    1994
 -------------------                                  ---------------        ---------------
 Receivables held and servicing fees
    from whole-loan sales  . . . . . . . . . .         $  1,434,062           $  1,052,197
 Securities retained in connection with
    REMIC financings   . . . . . . . . . . . .              689,536                640,739
 Loss on REMIC transaction . . . . . . . . . .                  ---               (411,300)
 Cash and near-cash investments  . . . . . . .               63,337                169,288
                                                       ------------           ------------
 Totals  . . . . . . . . . . . . . . . . . . .         $  2,186,935           $  1,450,924
                                                       ============           ============

Interest earned on Receivables increased 36.3% during the current period primarily due to an increase in the average outstanding balance of Receivables held by the Company. Interest earned on cash and near-cash equivalents decreased primarily due to a reduction in the average balance.

S,G&A expense totaled $9.9 million and $8.7 million for the three months ended July 2, 1995 and June 26, 1994, respectively. S,G&A expense is expected to increase as greater levels of sales are achieved. A significant portion of these expenses are variable relative to sales and profitability levels, and therefore, increase with corresponding growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased slightly to 40.1% for the first quarter of fiscal 1996 from 39.4% for the comparable quarter of the previous year. The slight increase for the current period is primarily attributable to increased costs for advertising and commissions associated with the Company's Resorts Division.

Interest expense totaled $2.0 million and $1.8 million for the first quarter of fiscal 1996 and 1995, respectively. The increase in the level of interest expense for the current period is primarily attributable to an increase in the average outstanding indebtedness of the Company.

The Company recorded provisions for loan losses totaling $155,000 and $165,000 for the three months ended July 2, 1995 and June 26, 1994, respectively.
During the first quarter of fiscal 1996 and 1995, the Company utilized $125,000 and $218,000, respectively, of its reserves for loan losses.

Income from consolidated operations was $2.6 million and $2.1 million for the three months ended July 2, 1995 and June 26, 1994, respectively. The improvement for the current quarter is primarily the result of increased sales of real estate, combined with higher interest income.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the first quarters of fiscal 1996 and 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 40% of pre-tax income for the quarter ended July 2, 1995. The provision was 41% of pre-tax income for the quarter ended June 26, 1994. The slight decrease in rate for the current period reflects an expected reduction in the overall effective rate for state taxes.

Net income was $1.6 million and $1.3 million for the three months ended July 2, 1995 and June 26, 1994, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1 under the caption "Business - Regulation" and Item 3 under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1995. There has been no material change in the status of such proceedings.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Special Meeting in Lieu of the Annual Meeting of Shareholders held on July 20, 1995, the shareholders voted on various proposals, with the results as follows:


                                                         SHARE VOTED
                                         -------------------------------------------
                                            FOR             AGAINST        ABSTAIN
                                            ---             -------        -------
 Fixed number of directors of the
 Company for the ensuing year at six      15,056,583         65,466         35,115

 Elected each of the following
 persons as directors of the Company:
      Joseph C. Abeles                    15,072,373         84,791            ---
      George F. Donovan                   15,085,148         72,016            ---
      Ralph A. Foote                      15,010,420        146,744            ---
      Frederick M. Myers                  15,013,181        143,983            ---
      Stuart A. Shikiar                   15,084,029         73,135            ---
      Bradford T. Whitmore                15,087,317         69,847            ---

 Approved an amendment to the
 Company's Outside Director's Stock
 Option Plan which increased the
 number of shares issuable under the
 plan by 200,000(1)                        8,220,985      1,171,800        124,729

 Approved the Company's 1995 Employee
 Stock Incentive Plan(1)                   8,165,630      1,245,451        106,433

______________________

(1) In addition to shares voted for, against and abstain, there were 5,639,650 non-votes.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits
               10-97      -       Pooling and Servicing Agreement dated as of
                                  June 15, 1995 by and among Patten Corporation
                                  REMIC Trust Series 1995-1, Patten
                                  Corporation, Patten Receivables Finance
                                  Corporation and First Trust National
                                  Association, as Trustee

               27 -               Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K

         During the quarter for which this report is filed, the Company did not file any reports on Form 8-K. The Company filed a report on Form 8-K dated July 12, 1995 reporting under Item 5, a REMIC transaction completed on July 12, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PATTEN CORPORATION
                                                  (Registrant)


Date:  August 11, 1995             By:     /S/ GEORGE F. DONOVAN
                                           ----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  August 11, 1995             By:     /S/ ALAN L. MURRAY
                                           ----------------------------------
                                           Alan L. Murray
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

                               PATTEN CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                                 EXHIBIT INDEX




 Number                                            Description
 ------                                            -----------
 10-97         Pooling and Servicing Agreement dated as of June 15, 1995 by and among Patten Corporation
               REMIC Trust Series 1995-1, Patten Corporation, Patten Receivables Finance Corporation and
               First Trust National Association, as Trustee (incorporated by reference to exhibit of same designation to Current Report on form 8-K dated July 12, 1995)



 27            Financial Data Schedule (for SEC use only)