Form 10-Q
period 1995-10-01
PATTEN CORP
filed 1995-11-15
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

[X]  -   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended October 1, 1995

                                                            or

[ ]  -   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:      0-19292

                             PATTEN CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Massachusetts                                  03-0300793
-----------------------------------                  ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)


5295 Town Center Road, Boca Raton, Florida                    33486
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

   As of November 1, 1995, there were 19,522,011 shares of Common Stock, $.01 par value per share, outstanding.

                               PATTEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                                         PAGE
                                                                                                                      ----
          CONSOLIDATED BALANCE SHEETS AT
              OCTOBER 1, 1995 AND APRIL 2, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
          CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
              ENDED OCTOBER 1, 1995 AND SEPTEMBER 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

          CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS
              ENDED OCTOBER 1, 1995 AND SEPTEMBER 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
              ENDED OCTOBER 1, 1995 AND SEPTEMBER 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 2.   CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . . .    29

ITEM 5.   OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                       (UNAUDITED)
                                                                                        OCTOBER 1,              APRIL 2,
 ASSETS                                                                                       1995                  1995
                                                                                     -------------          ------------
 Cash and cash equivalents (including restricted cash of
   approximately $8.6 million and $5.2 million at
   October 1, 1995 and April 2, 1995, respectively)  . . . . . . . .                 $  14,155,871          $  7,588,475
 Contracts receivable, net.  . . . . . . . . . . . . . . . . . . . .                    15,033,243            13,051,254
 Notes receivable, net . . . . . . . . . . . . . . . . . . . . . . .                    26,155,384            39,269,269
 Investment in securities  . . . . . . . . . . . . . . . . . . . . .                     9,491,573            18,097,917
 Inventory, net  . . . . . . . . . . . . . . . . . . . . . . . . . .                    75,080,408            63,386,672
 Property and equipment, net . . . . . . . . . . . . . . . . . . . .                     5,111,513             4,801,824
 Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . .                     1,188,170             1,739,555
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     4,023,882             4,287,393
                                                                                      ------------          ------------
   TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                  $150,240,044          $152,222,359
                                                                                      ============          ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .                 $   1,637,128          $  3,134,753
 Accrued liabilities and other . . . . . . . . . . . . . . . . . . .                     9,564,781            11,292,846
 Lines of credit and notes payable . . . . . . . . . . . . . . . . .                    22,949,758            20,431,346
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                     7,739,465             5,069,719
 Mortgage-backed notes payable . . . . . . . . . . . . . . . . . . .                    11,533,918            19,514,718
 Commitments and contingencies . . . . . . . . . . . . . . . . . . .                           ---                   ---
 8.25% convertible subordinated debentures . . . . . . . . . . . . .                    34,739,000            34,739,000
                                                                                     -------------          ------------
   TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . .                    88,164,050            94,182,382


 SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued   . . . . . . . . . . . . . . . . . . . .                           ---                   ---
 Common stock, $.01 par value, 90,000,000 shares
   authorized; 19,522,011 and 19,470,734 shares
   outstanding at October 1, 1995 and April 2, 1995,
   respectively  . . . . . . . . . . . . . . . . . . . . . . . . . .                       195,220               194,707
 Capital-in-excess of par value  . . . . . . . . . . . . . . . . . .                    66,968,737            66,839,599
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . .                    (5,087,963)           (8,994,329)
                                                                                     -------------          ------------
 Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .                    62,075,994            58,039,977
                                                                                     -------------          ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . .                 $ 150,240,044          $152,222,359
                                                                                     =============          ============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                   OCTOBER 1,              SEPTEMBER 25,
                                                                                         1995                       1994
                                                                                   ----------               ------------
 REVENUES:
   Sales of real estate  . . . . . . . . . . . . . . . .                           $33,257,813               $25,383,870
   Interest income and other   . . . . . . . . . . . . .                             2,177,295                 1,755,758
                                                                                   -----------               -----------
                                                                                    35,435,108                27,139,628

 COST AND EXPENSES:
   Cost of real estate sold  . . . . . . . . . . . . . .                            17,223,289                11,881,739
   Selling, general and administrative expense   . . . .                            12,240,126                 9,853,989
   Interest expense  . . . . . . . . . . . . . . . . . .                             1,857,707                 1,654,473
   Provision for losses  . . . . . . . . . . . . . . . .                               225,000                   250,000
                                                                                   -----------               -----------
                                                                                    31,546,122                23,640,201
                                                                                   -----------               -----------

 Income from operations  . . . . . . . . . . . . . . . .                             3,888,986                 3,499,427

 Other income  . . . . . . . . . . . . . . . . . . . . .                                41,077                    90,074
                                                                                   -----------               -----------
 Income before income taxes  . . . . . . . . . . . . . .                             3,930,063                 3,589,501
 Provision for income taxes  . . . . . . . . . . . . . .                             1,611,326                 1,471,695
                                                                                   -----------               -----------

 NET INCOME  . . . . . . . . . . . . . . . . . . . . . .                           $ 2,318,737               $ 2,117,806
                                                                                   ===========               ===========

 INCOME PER COMMON SHARE:
 Net income  . . . . . . . . . . . . . . . . . . . . . .                           $       .11               $       .10
                                                                                   ===========               ===========

 Weighted average number of common and common
   equivalent shares (1)   . . . . . . . . . . . . . . .                            20,764,101                20,547,113
                                                                                   ===========               ===========


(1) Includes 19.5 million common shares outstanding, in addition to 1.3 million dilutive stock options.

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                   OCTOBER 1,              SEPTEMBER 25,
                                                                                         1995                      1994
                                                                                  -----------              ------------
 REVENUES:
   Sales of real estate  . . . . . . . . . . . . . . . .                          $57,899,077               $ 47,428,359
   Interest income and other   . . . . . . . . . . . . .                            4,364,230                  3,206,682
                                                                                  -----------               ------------
                                                                                   62,263,307                 50,635,041

 COST AND EXPENSES:
   Cost of real estate sold  . . . . . . . . . . . . . .                           29,414,737                 22,614,267
   Selling, general and administrative expense   . . . .                           22,114,032                 18,538,711
   Interest expense  . . . . . . . . . . . . . . . . . .                            3,847,844                  3,439,790
   Provision for losses  . . . . . . . . . . . . . . . .                              379,942                    415,000
                                                                                  -----------               ------------
                                                                                   55,756,555                 45,007,768
                                                                                  -----------               ------------

 Income from operations  . . . . . . . . . . . . . . . .                            6,506,752                  5,627,273

 Other income  . . . . . . . . . . . . . . . . . . . . .                               69,358                    128,741
                                                                                  -----------               ------------
 Income before income taxes  . . . . . . . . . . . . . .                            6,576,110                  5,756,014
 Provision for income taxes  . . . . . . . . . . . . . .                            2,669,744                  2,359,966
                                                                                  -----------               ------------

 NET INCOME  . . . . . . . . . . . . . . . . . . . . . .                          $ 3,906,366               $  3,396,048
                                                                                  ===========               ============

 INCOME PER COMMON SHARE:
 Net income  . . . . . . . . . . . . . . . . . . . . . .                          $       .19               $       .17
                                                                                  ===========               ============

 Weighted average number of common and common
   equivalent shares (1)   . . . . . . . . . . . . . . .                           20,707,080                 20,468,820
                                                                                  ===========               ============

(1) Includes 19.5 million common shares outstanding, in addition to 1.2 million dilutive stock options.

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                    OCTOBER 1,            SEPTEMBER 25,
                                                                         1995                    1994
                                                                    ----------            -------------
 OPERATING ACTIVITIES:
   Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors  . . . . . . . . . . . .         $  49,631,790            $ 38,205,043
   Interest received   . . . . . . . . . . . . . . . . .             3,708,139               2,507,526
   Cash paid for land acquisitions and real estate
    development  . . . . . . . . . . . . . . . . . . . .           (33,974,546)            (27,296,430)
   Cash paid to suppliers, employees and sales
    representatives  . . . . . . . . . . . . . . . . . .           (23,635,752)            (15,929,555)
   Interest paid   . . . . . . . . . . . . . . . . . . .            (3,927,346)             (3,267,116)
   Net income taxes paid   . . . . . . . . . . . . . . .            (1,636,662)             (1,772,945)
   Proceeds from borrowings collateralized by notes
    receivable   . . . . . . . . . . . . . . . . . . . .             9,550,943               3,057,065
   Net proceeds from REMIC transaction   . . . . . . . .            28,688,041              22,706,101
   Payments on borrowings collateralized by notes
    receivable   . . . . . . . . . . . . . . . . . . . .           (17,556,417)            (10,902,289)
   Cash received from 1995 Class C REMIC Certificates. .                68,912                     ---
                                                                 -------------            ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .            10,917,102               7,307,400
                                                                 -------------            ------------
 INVESTING ACTIVITIES:
   Net cash flow from purchases and sales of
    property and equipment   . . . . . . . . . . . . . .              (416,526)               (952,724)
   Additions to other long-term assets   . . . . . . . .               (77,000)                (76,408)
                                                                 -------------            ------------
 NET CASH FLOW USED BY INVESTING ACTIVITIES. . . . . . .              (493,526)             (1,029,132)
                                                                 -------------            ------------
 FINANCING ACTIVITIES:
   Borrowings under line of credit facilities  . . . . .             4,210,000               8,941,904
   Payments under line of credit facilities  . . . . . .            (1,111,898)             (5,359,782)
   Payments on other long-term debt  . . . . . . . . . .            (7,083,934)             (6,657,350)
   Proceeds from exercise of employee stock options  . .               129,652                   2,694
   Payment for dividends in lieu of fractional shares. .                   ---                  (2,812)
                                                                 -------------            ------------
 NET CASH FLOW USED BY FINANCING ACTIVITIES  . . . . . .            (3,856,180)             (3,075,346)
                                                                 -------------            ------------
 Net increase in cash and cash equivalents . . . . . . .             6,567,396               3,202,922
 Cash and cash equivalents at beginning of period  . . .             7,588,475               9,308,047
                                                                 -------------            ------------
 Cash and cash equivalents at end of period  . . . . . .         $  14,155,871            $ 12,510,969
                                                                 =============            ============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                       OCTOBER 1,          SEPTEMBER 25,
                                                                                             1995                   1994
                                                                                     ------------          -------------
 RECONCILIATION OF NET INCOME TO NET CASH FLOW
    PROVIDED BY OPERATING ACTIVITIES:
    Net income   . . . . . . . . . . . . . . . . . . . . . . . . .                   $  3,906,366           $  3,396,048
    Adjustments to reconcile net income to net
       cash flow provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . .                        863,007                670,335
        (Gain)/loss on sale of property and equipment  . . . . . .                          4,694                (20,366)
        Provision for losses   . . . . . . . . . . . . . . . . . .                        379,942                415,000
        Interest accretion on investment in securities   . . . . .                       (755,601)            (1,180,692)
        Proceeds from borrowings collateralized
          by notes receivable net of principal repayments  . . . .                     (8,005,474)            (7,845,224)
    (INCREASE)  DECREASE IN ASSETS:
      Contracts receivable   . . . . . . . . . . . . . . . . . . .                     (1,981,989)            (1,573,346)
      Investment in securities   . . . . . . . . . . . . . . . . .                      9,361,945             10,661,932
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .                     (4,720,300)            (5,326,700)
      Other assets   . . . . . . . . . . . . . . . . . . . . . . .                        559,711                773,085
      Notes receivable   . . . . . . . . . . . . . . . . . . . . .                     11,860,745              6,586,505
    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued liabilities and other   . . . .                     (3,225,690)              (284,144)
      Deferred income taxes  . . . . . . . . . . . . . . . . . . .                      2,669,746              1,034,967
                                                                                     ------------           ------------
 NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .                   $ 10,917,102           $  7,307,400
                                                                                     ============           ============

 SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing   . . . . . . . . . . .                   $  6,100,238           $  9,296,477
                                                                                     ============           ============

      Inventory acquired through foreclosure or deedback
       in lieu of foreclosure, net of recoveries   . . . . . . . .                   $    873,198           $  1,117,734
                                                                                     ============           ============

      Investment in securities retained in
      connection with sale of notes receivable   . . . . . . . . .                   $  2,044,029           $  2,674,370
                                                                                     ============           ============

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

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month periods ended October 1, 1995 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

2.  REVENUE RECOGNITION

The Company's real estate business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in weekly intervals in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary, residential homes together with land parcels at selected sites. Revenue recognition for each of the Company's operating divisions is discussed below.

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

Other land sales include large-acreage bulk transactions with investors and developers. The Company recognizes revenue on other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

The Company recognizes revenue on timeshare interval sales when a minimum of 10% of the sales price has been received in cash, any statutory rescission period has passed and the Company has completed substantially all of its obligations with respect to any development related to the unit sold.

In cases where all development has not been completed, the Company recognizes revenue on Land and Resorts Division sales in accordance with the percentage of completion method of accounting.

The Company recognizes revenue on Communities Division sales when the unit is complete and title is transferred to the buyer.

3.  CONTINGENT LIABILITIES

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables arising from land sales to banks and financial institutions to supplement its liquidity. At October 1,

1995, the Company was contingently liable for the outstanding principal balance of notes receivable previously sold aggregating approximately $1.7 million. As of such date, delinquency on these loans was not material. In most cases, the recourse of the buyer of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4.  PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $380,000 and $415,000 for the six months ended October 1, 1995 and September 25, 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for loan losses.

5.  INVENTORY

The Company's inventory holdings are summarized below by division. See "Management's Discussion and Analysis of Financial Condition and Uses of Capital", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.


                                             OCTOBER 1, 1995       APRIL 2, 1995
                                             ---------------       -------------
Land Division . . . . . . . . . . . . . .      $50,226,566         $45,019,943

Communities Division  . . . . . . . . . .       13,031,285          13,125,818

Resorts Division  . . . . . . . . . . . .       11,822,557           5,240,911
                                               -----------         -----------
                                               $75,080,408         $63,386,672
                                               ===========         ===========


6.  REMIC TRANSACTION

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

The 1995 REMIC Trust is comprised primarily of a pool of fixed and adjustable rate first mortgage loans secured by property sold by the Company. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Collections of principal and interest on the Mortgage Pool, net of certain servicing and trustee fees, are remitted to Certificateholders on a monthly basis. The proceeds of collections on the Mortgage Pool are distributed to the Certificateholders in the order of priority specified in the Pooling Agreement. The Class C and R Certificates are subordinated to the Class A and B Certificates, as provided in the Pooling Agreement.

On July 12, 1995, the Depositor sold the Class A and Class B Certificates issued under the Pooling Agreement to two institutional investors for aggregate proceeds of approximately $66.1 million in a private placement transaction.
The Depositor retained the Class C and Class R Certificates. The Certificates were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration. A portion of the proceeds from the transaction was used to repay approximately $12.9 million of outstanding debt. An additional $36.3 million was used to retire securities previously sold pursuant to the Company's 1992 REMIC transaction. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of more than $15.8 million in the Company's unrestricted cash. The pre-tax gain in the transaction was approximately $1.1 million and the after-tax gain was $672,000.

The Company will act as servicer under the Pooling Agreement and will be paid an annualized servicing fee of .5% of the scheduled principal balance of those notes in the Mortgage Pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the Mortgage Pool with respect to which there was a breach of the Company s representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of Certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the Certificates are not obligations of the Company, the Depositor or any of their affiliates and the Company has no obligation to repurchase or replace mortgage loans solely due to delinquency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations include (i) downpayments on real estate sales which are financed, (ii) cash sales of real estate, (iii) principal and interest payments on the purchase money mortgage loans arising from land sales, together with the contracts for deed arising from sales of timeshare intervals, (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, Receivables. Historically, external sources of liquidity have included borrowings under secured and unsecured lines of credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development along with borrowings under secured lines of credit. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Net cash provided by the Company's operations was $10.9 million for the six months ended October 1, 1995 and $7.3 million for the six months ended September 25, 1994. During the current six month period, both sales of real estate and the percentage of such sales received in cash (in lieu of originating Receivables) increased. Accordingly, cash received from customers on the Consolidated Statement of Cash Flow was $11.4 million higher than during the first half of the previous year. However, cash paid for land acquisition and development increased by $6.7 million. In the prior year, the Company acquired several large land properties including approximately 22,000 acres in south central Colorado. In the current year, the Company acquired several medium size land properties as well as an oceanfront property in Myrtle Beach, South Carolina for $3.5 million which will be introduced under the Resorts Division. The increased collections from customers, net of increased spending on real estate, was further offset by increased cash paid to suppliers and employees (which include sales representatives) and net income taxes paid. However, the proceeds from a REMIC transaction completed in the current year together with borrowings, (net of payments) collateralized by notes, generated $5.8 million more in cash than during the prior year.

During the six months ended October 1, 1995 and September 25, 1994, the Company received in cash $44.3 million or 79% and $35.5 million or 78%, respectively, of its sales of real estate that closed during these periods. The increase in the percentage of cash received is primarily attributable to (i) the Company's program directed at obtaining increased downpayments on financed sales of land real estate, (ii) an increased willingness on the part of local banks in certain regions to extend more direct customer lot financing and (iii) expansion of the Company's product lines to include the construction and sale of homes in certain markets, the proceeds of which are received entirely in cash.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with private placement REMIC financings. The Receivable Subsidiaries are generally advanced 90% of the face amount of the mortgage notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as mortgage-backed notes payable on the Consolidated Balance Sheet. The Company has also directly sold Receivables to banks. The Company is subject to certain obligations and has certain contingent liabilities with respect to certain of the Receivables sold. See Note 3 to the Consolidated Financial Statements included under Item 1 above. During the six months ended October 1, 1995 and September 25, 1994, the Company raised $9.6 million and $3.1 million, respectively, from the pledge of Receivables. During the six months ended October 1, 1995 and September 25, 1994, the Company raised an additional $28.7 million and $22.7 million, net of transaction costs and prior to the retirement of debt, from its 1995 and 1994 REMIC transactions. See Note 6 to the Consolidated Financial Statements included under Item 1.

The Company has a revolving credit facility of $20.0 million with a financial institution. This facility provides for borrowings up to $15.0 million secured by Receivables and up to $5.0 million secured by land inventory. Under the terms of this facility, the Company is entitled to advances equal to 90% of the outstanding principal balance of pledged Receivables. In the event that pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. To date, aggregate repurchases and substitutions have not been material. The interest rate charged on borrowings secured by Receivables and land inventory is prime plus 2.0% and prime plus 2.75%, respectively. At October 1, 1995, the outstanding principal balance under the facility was $12.3 million, comprised of $8.1 million secured by Receivables and $4.2 million secured by land inventory. Accordingly, as of October 1, 1995, the Company had the ability to borrow up to an additional $7.7 million secured by, and subject to the availability of, eligible Receivables and land inventory. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The ability to receive advances under this facility expires in June, 1996. The indebtedness secured by Receivables matures ten years from the date of the last advance and the indebtedness secured by land inventory has maturities that range from December, 1996 to June, 1998.

In addition to the revolving credit facility, this same lender also made a $4.5 million term loan to the Company which is secured by a land project in Texas of which $714,000 was outstanding as of October 1, 1995. The indebtedness matures in February, 1996. Interest is charged at a rate of prime plus 2.0%

The Company also has an agreement with this same lender which provides for acquisition, development, construction and receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. At October 1, 1995, there was $4.3 million outstanding under the facility ($925,000 was secured by land and $3.4 million was secured by timeshare receivables). The interest rate charged under the facility is prime plus 2.25%. The ability to borrow under the facility expired in June, 1995 and the indebtedness is due December, 1997. The Company is currently engaged in discussions with the lender to increase the borrowings available under the facility and to renew the revolver. No assurances can be given that such discussions will be successful. The Company has another credit facility with this same lender which provides for acquisition, development, construction and receivables financing on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $5.0 million. At October 1, 1995, there was $1.2 million outstanding under the facility and secured by land. To date, no borrowings have been made against timeshare receivables from the Pigeon Forge resort. The interest rate charged under the loan agreement is prime plus 2.0% and the land indebtedness is due in July, 1998. The Company is required to pay the lender a principal payment of $500 for each timeshare interval sold until the indebtedness is paid in full. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Resorts Division.

The Company has received a preliminary commitment from a financial institution for a $13.5 million secured line of credit for the development of Phase I of its Myrtle Beach timeshare resort. Any funding under the line of credit would be subject to customary conditions. (As discussed earlier, the Myrtle Beach oceanfront property was acquired during the second quarter of fiscal 1996.) The terms of the development line are currently being finalized with the lender.

The Company has a $10.0 million revolving credit facility with another financial institution secured by eligible Receivables and land inventory.
Under the terms of this facility, the Company is entitled to advances equal to 90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3.0 million secured by land inventory to finance real estate acquisition and development costs. Interest is charged at a rate of prime plus 2.0%. At October 1, 1995, the outstanding principal balance of borrowings secured by land inventory totaled $1.1 million. The indebtedness secured by Receivables was repaid on July 12, 1995 with a portion of the proceeds from the 1995 REMIC. See Note 6 to the Consolidated Financial Statements included under
Item 1 above. The Company intends to re-borrow under the Receivables portion of the facility, subject to the availability of eligible collateral, as its capital requirements dictate. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the Receivables portion of this facility. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. At October 1, 1995, the Company had the ability to borrow up to an additional $8.9 million secured by, and subject to the availability of, eligible Receivables and land inventory under this facility. The facility expires in October, 1998.

In addition to the land and resort financing described above, the Company established financing for a North Carolina project managed under its Communities Division. Under the terms of the financing, the lender advanced up to an aggregate of $5.0 million for development. The ability to borrow under the facility expired in June, 1995 and is not intended to be renewed. The indebtedness is secured by land and the housing units under construction. Interest on outstanding advances is payable monthly and the principal associated with each advance is due one year after the date of such advance. Interest is charged at a rate of prime plus 0.75%. At October 1, 1995, there was $380,000 outstanding under the loan. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Communities Division.

The Company regularly seeks outside (seller, bank or similar financial institution) financing for its property acquisitions and development. During the six months ended October 1, 1995 and September 25, 1994, the Company financed $10.3 million or 23% and $9.3 million or 25%, respectively, of its property inventory, including acquisition and development costs.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $5.6 million at October 1, 1995. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) the acquisition and construction of inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt obligations.

The Company's net inventory was $75.1 million at October 1, 1995 and $63.4 million at April 2, 1995. With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) fund its housing operation in certain locations and (iii) develop timeshare property.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of October 1, 1995 was approximately $109.2 million (not including housing unit costs subsequent to fiscal 1996 or the cost of manufactured homes for units currently not under contract for sale, which the Company is unable to determine at this time). The Company anticipates spending $17.2 million of the capital development requirements over the remaining two quarters of fiscal 1996. The anticipated cash requirements are allocated to the Company's operating divisions as follows:

LAND DIVISION   The Company expects to spend $34.2 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $6.0 million to be spent during the remaining two quarters of fiscal 1996.

COMMUNITIES DIVISION   The Company expects to spend $5.5 million for the
purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. (Because the Company does not typically engage in speculative home-building, prospective home purchasers are pre-qualified and a purchase contract exists prior to the Company commencing unit construction. Accordingly, estimated spending excludes development associated with future home sales.) The total cash requirement of $5.5 million are expected to be spent during the remaining two quarters of fiscal 1996.

RESORTS DIVISION The Company expects to spend $69.5 million for building materials, amenities and other infrastructure costs including road and utility construction, surveys and engineering fees, including $5.7 million to be spent over the remaining two quarters of fiscal 1996.

The table below outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of October 1, 1995. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected below or that historical gross margins which the Company has experienced will not decline in the future as a result of changing economic conditions and consumer demand.

 GEOGRAPHIC REGION                                   LAND             COMMUNITIES              RESORTS             TOTAL
 -----------------                            -----------             -----------          -----------      ------------
 Southwest . . . . . . . . . . .              $25,846,281             $   245,965          $      ----      $ 26,092,246
 Rocky Mountains   . . . . . . .                2,133,465                   5,663                  ---         2,139,128
 West  . . . . . . . . . . . . .                3,136,581                     ---                  ---         3,136,581
 Midwest . . . . . . . . . . . .                  695,087                     ---           46,007,616        46,702,703
 Southeast . . . . . . . . . . .                1,363,109               5,211,724           23,500,000        30,074,833
 Northeast . . . . . . . . . . .                  663,424                     ---                  ---           663,424
 Mid-Atlantic  . . . . . . . . .                  381,036                     ---                  ---           381,036
 Canada  . . . . . . . . . . . .                      ---                     ---                  ---               ---
                                              -----------             -----------          -----------      ------------
 Total estimated spending  . . .               34,218,983               5,463,352           69,507,616       109,189,951
 Net inventory at
  October 1, 1995  . . . . . . .               50,226,979              13,031,285           11,822,144        75,080,408
                                              -----------             -----------          -----------      ------------
  Total estimated cost basis
    of fully developed
    inventory  . . . . . . . . .              $84,445,549             $18,494,637          $81,330,173      $184,270,359
                                              ===========             ===========          ===========      ============

The Company's net inventory as of October 1, 1995 and April 2, 1995 summarized by division is set forth in the tables below.

                                                             OCTOBER 1, 1995
                                                             ---------------
 GEOGRAPHIC REGION                      LAND          COMMUNITIES (1)         RESORTS                TOTAL
 -----------------                ----------          ---------------     -----------          -----------
 Southwest . . . . .             $16,046,856          $ 1,210,366         $       ---          $17,257,222
 Rocky Mountains   .              11,162,559              162,726                 ---           11,325,285
 West (2)  . . . . .               5,805,088                  ---                 ---            5,805,088
 Midwest . . . . . .               7,842,476                  ---           8,205,143           16,047,619
 Southeast . . . . .               3,204,867           11,658,193           3,617,001           18,480,061
 Northeast . . . . .               2,609,365                  ---                 ---            2,609,365
 Mid-Atlantic  . . .               3,466,224                  ---                 ---            3,466,224
 Canada  . . . . . .                  89,544                  ---                 ---               89,544
                                 -----------          -----------         -----------          -----------
 Totals  . . . . . .             $50,226,979          $13,031,285         $11,822,144          $75,080,408
                                 ===========          ===========         ===========          ===========

                                                                 APRIL 2, 1995
                                                                 -------------
 GEOGRAPHIC REGION                      LAND         COMMUNITIES (1)           RESORTS               TOTAL
 -----------------                ----------         ---------------       -----------         -----------
 Southwest . . . . . .           $16,658,079          $ 1,115,914          $      ---          $17,773,993
 Rocky Mountains   . .             9,356,508              433,933                 ---            9,790,441
 West (2)  . . . . . .                   ---                  ---                 ---                  ---
 Midwest . . . . . . .             7,777,934                  ---           5,240,911           13,018,845
 Southeast . . . . . .             2,781,785           11,575,971                 ---           14,357,756
 Northeast . . . . . .             3,747,468                  ---                 ---            3,747,468
 Mid-Atlantic  . . . .             4,424,821                  ---                 ---            4,424,821
 Canada  . . . . . . .               273,348                  ---                 ---              273,348
                                 -----------          -----------          ----------          -----------
 Totals  . . . . . . .           $45,019,943          $13,125,818          $5,240,911          $63,386,672
                                 ===========          ===========          ==========          ===========


(1) Communities Division inventory as of October 1, 1995, consisted of land inventory of $10.2 million and $2.8 million of housing unit construction-in-progress. As of April 2, 1995, the Communities Division had $9.9 million of land inventory with $3.2 million of housing unit construction-in-progress. The increase in land inventory is attributable to infrastructure development and the purchase of acreage near Orlando, Florida for $507,000. The Company did not acquire any additional land inventory intended to be marketed and sold as part of the Communities Division during any period of fiscal 1995.

(2) The Company acquired approximately 6,200 acres located near Prescott, Arizona during fiscal 1996.

The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. In addition to product diversification, the Company has sought broader geographic distribution of its land projects and increased its land holdings in the Western and Rocky Mountain regions of the United States due to anticipated strong consumer demand and expanded sales efforts. At the same time, the Company plans to continue to reduce its current real estate holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions. The increase in inventory under the Resorts Division is attributable to the acquisition of an oceanfront property in Myrtle Beach, South Carolina for $3.5 million along with further development of existing resorts in Tennessee.

The Company currently maintains inventory valuation reserves which totaled $1.9 million at October 1, 1995 for certain land properties acquired prior to fiscal 1990. During the six months ended October 1, 1995, $273,000 and $160,000 of the Company's inventory reserves were released as credits to cost of real estate sold and selling, general and administrative (S,G&A) expense, respectively, as the inventory was sold. During the six months ended September 25, 1994, approximately $534,000 and $644,000 of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. During the six months ended October 1, 1995 and September 25, 1994, the Company received 21% and 22%, respectively, of its consolidated sales of real estate which closed during the period in the form of Receivables. The decrease in the percentage of sales financed by the Company is attributable to (i) the program commenced by the Company in 1992 directed at obtaining increased downpayments on financed sales of land real estate, (ii) an increased willingness on the part of local banks in certain regions to extend more direct customer lot financing and (iii) expansion of the Company's product lines to include the construction and sale of homes, the proceeds of which are received entirely in cash. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During the six months ended October 1, 1995, the Company received 15% of its Resorts Division sales of intervals in the form of Receivables. Resort Division sales were not material for the six months ended September 25, 1994.

At October 1, 1995, $13.8 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness, while $13.2 million of Receivables were not pledged or encumbered. At April 2, 1995, $28.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $11.9 million of Receivables were not pledged or encumbered. The reduction in encumbered Receivables at October 1, 1995 was primarily attributable to the retirement of indebtedness under certain mortgage-backed debt agreements pursuant to the 1995 REMIC transaction. See Note 6 to the Consolidated Financial Statements included under Item 1.

At October 1, 1995, approximately 2.7% or $720,000 of the aggregate $28.7 million principal amount of loans which were held by the Company, or by third parties under financings for which the Company has a recourse liability, were more than 30 days past due. Of the $28.7 million principal amount of loans, $27.0 million were held by the Company, while approximately $1.7 million were associated with programs under which the Company has a limited recourse liability. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At April 2, 1995, 1.8% or $738,000 of the aggregate $41.9 million principal amount of loans which were held by the Company, or by third parties under financings for which the Company has a recourse liability, were more than 30 days past due. The dollar amount of delinquency has remained level between periods, while delinquency as a percent of Receivables increased (due to a reduction in notes held). This was the result of the sale of Receivables under the 1995 REMIC. See Note 6 to the Consolidated Financial Statements included under Item 1. The Company credits the consistency in the dollar amount of delinquency to its ongoing program of expanded collection efforts and strengthened underwriting criteria involved in the origination and servicing of Receivables.

RESULTS OF OPERATIONS.

Three Months Ended - October 1, 1995

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation with the exception of the Northeast, Canada and certain areas of the Mid-Atlantic region. A downturn in the economy in general or in the market for real estate could have a material adverse affect on the Company.

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended October 1, 1995 and September 25, 1994.

                                                       (DOLLARS IN THOUSANDS)
                                                 THREE MONTHS ENDED OCTOBER 1, 1995
                                                 ----------------------------------
                               LAND               COMMUNITIES              RESORTS               TOTAL
                        ------------------   ---------------------  ------------------    -------------------
 Sales of real
 estate. . . . . . .     $26,634     100.0%     $3,761      100.0 %    $2,863     100.0%    $33,258    100.0%
 Cost of real estate
 sold  . . . . . . .      13,013      48.9%      3,301       87.8 %       910      31.8%     17,224     51.8%
                         -------     -----      ------      -----      ------     -----     -------    -----
 Gross profit  . . .      13,621      51.1%        460       12.2 %     1,953      68.2%     16,034     48.2%

 Field selling,
 general and
 administrative
 expense (1) . . . .       7,610      28.5%        828       22.0 %     1,718      60.0%     10,156     30.5%
                         -------     -----      ------      -----      ------     -----     -------    -----
 Field operating
 profit (loss) (2) .     $ 6,011      22.6%     $ (368)      (9.8)%    $  235       8.2%    $ 5,878     17.7%
                         =======     =====      ======     ======      ======     =====     =======    =====


                                                      (DOLLARS IN THOUSANDS)
                                              THREE MONTHS ENDED SEPTEMBER 25, 1994
                                              -------------------------------------
                               LAND               COMMUNITIES            RESORTS              TOTAL
                        ------------------   ---------------------  -----------------   ------------------
 Sales of real
 estate  . . . . . .     $20,604     100.0%     $3,466      100.0%   $1,314    100.0 %   $25,384     100.0%
 Cost of real estate
 sold  . . . . . . .       8,451      41.0%      3,037       87.6%      394     30.0 %    11,882      46.8%
                         -------     -----      ------      -----    ------    -----     -------     -----
 Gross profit  . . .      12,153      59.0%        429       12.4%      920     70.0 %    13,502      53.2%

 Field selling,
 general and
 administrative
 expense (1) . . . .       6,429      31.2%        325        9.4%      979     74.5 %     7,733      30.5%
                         -------     -----      ------      -----    ------    -----     -------     -----
 Field operating
 profit (loss) (2) .     $ 5,724      27.8%     $  104        3.0%   $  (59)    (4.5)%   $ 5,769      22.7%
                         =======     =====      ======      =====    ======    =====     =======     =====

-------------------

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 31% to $33.3 million for the three months ended October 1, 1995 compared to $25.4 million for the three months ended September 25, 1994. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

LAND DIVISION

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Revenue on certain CURRENT period transactions has been deferred under the percentage of completion method of accounting while revenue on certain PRIOR period transactions has been recognized pursuant to completion of development. Accordingly, due to the net effect of accounting for sales under the percentage of completion method, the application of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER reflecting deferred revenue).


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                OCTOBER 1,         SEPTEMBER 25,
                                                                      1995                  1994
                                                                ----------         -------------
Number of parcels sold  . . . . . . . . . . . . .                      649                   649

Average sales price per parcel  . . . . . . . . .                  $36,799              $ 32,108

Average sales price per parcel excluding one
large acreage bulk sale in the current period . .                  $32,998              $ 32,108

Gross margin  . . . . . . . . . . . . . . . . . .                       51%                   59%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                                    THREE MONTHS ENDED
                                                    ------------------
                                   OCTOBER 1, 1995                       SEPTEMBER 25, 1994
                                   ---------------                       ------------------
                                                   AVERAGE                                 AVERAGE
                             NUMBER OF         SALES PRICE            NUMBER OF        SALES PRICE
GEOGRAPHIC REGION          PARCELS SOLD         PER PARCEL         PARCELS SOLD         PER PARCEL
-----------------          ------------         ----------         ------------         ----------
Southwest . . . .                   270           $ 38,086                  262           $ 35,284
Rocky Mountains.                    100           $ 65,370                   87           $ 35,745
Midwest . . . . .                    93           $ 31,433                   87           $ 33,237
Southeast . . . .                    82           $ 24,202                   86           $ 32,949
Northeast . . . .                    28           $ 17,512                   40           $ 20,340
Mid-Atlantic  . .                    73           $ 21,698                   80           $ 23,915
Canada  . . . . .                     3           $ 26,695                    7           $  4,534
                                    ---           --------                  ---           --------
Totals  . . . . .                   649           $ 36,799                  649           $ 32,108
                                    ===                                     ===


The average sales price per parcel in the Southwest increased during the current period due to a change in the region's product mix to include more waterfront parcels which supported higher retail sales prices.

The average sales price per parcel in the Rocky Mountains region increased during the current quarter due to the sale of larger acreage tracts in two recently acquired projects located in Colorado. In addition, the current quarter average sales prices was affected by a single bulk sale constituting approximately 8,300 acres in Colorado for $2.5 million. The average sales price per parcel in the Rocky Mountains region, excluding the $2.5 million bulk sale, was $40,778.

The average sales price in the Southeast decreased, in part, because of slow sales in a new project in South Carolina. This project replaced a former property in South Carolina which has sold out, but was at the height of its marketing efforts during the first half of last year. The former project generated approximately $1.0 million in real estate sales during the prior year quarter. In addition, a greater number of less expensive parcels were sold from the Company's North Carolina property during the second quarter of fiscal 1996 versus the comparable period of the prior year. (However, the average sales price per parcel from the North Carolina property increased for the six months of fiscal 1996 over the first half of fiscal 1995.)

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand.

The decrease in the average gross margin for the Land Division from 59% for the quarter last year to 51% for the current quarter was attributable to (i) the $2.5 million Colorado bulk sale which yielded a gross margin of 40%, (ii) an overall reduction in gross margins in the Rocky Mountains region from 55% for the quarter last year to 48% for the current quarter and (iii) a reduction in gross margins for certain parcels in Mid-Atlantic and Southeast regional projects which neared sell-out.

The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $2.6 million of net inventory in the Northeast. In addition, the Company has experienced lower gross margins during the current period in the Rocky Mountains region (which includes Colorado, Idaho and Montana) due to a temporary shortage of ready-to-market property in Montana where gross margins have historically exceeded the Company historical average of 55%. The reduction in sales volume from Montana property was offset by an increased number of larger acreage parcel sales from Colorado projects. The Company has experienced gross margins generally ranging from 40% to 50% on its Colorado projects and gross margins are generally not expected to exceed 40% on the remaining Colorado inventories. The Company also owns a land property in New Mexico (classifed under the Southwest region in the earlier tables). The Company expects the multi-phase project to generate gross margins ranging from 10% (on the earlier phases) to 85% (on the later phases) with an average gross margin of 49% for the project. (The 85% gross margin is associated with a phase intended to be sold in bulk. In the event of a change in strategy, and the parcel is sold on a retail basis, gross margins may be adversely impacted.) No assurances can be given that the Company can maintain historical or anticipated gross margins.

RESORTS DIVISION

During the second quarter of fiscal 1996 and 1995, sales of timeshare intervals contributed $2.9 million or 9% and $1.3 million or 5%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Revenue on certain CURRENT period transactions has been deferred under the percentage of completion method of accounting while revenue on certain PRIOR period transactions has been recognized pursuant to completion of development. Accordingly, due to the net effect of accounting for sales under the percentage of completion method, the application of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER reflecting deferred revenue).

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                 OCTOBER 1,         SEPTEMBER 25,
                                                                       1995                  1994
                                                                 ----------         -------------
 Number of intervals sold  . . . . . . . . . . .                        582                   325

 Average sales price per interval  . . . . . . .                     $6,831                $6,624

 Gross margin  . . . . . . . . . . . . . . . . .                         68%                   70%


The number of timeshare intervals sold increased to 582 for the current quarter compared to 325 for the comparable quarter of the previous fiscal year. During the prior year, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During the current year quarter, 502 intervals were sold from the Gatlinburg resort and an additional 80 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee.

Gross margins on interval sales decreased from 70% for the second quarter of last year to 68% for the current quarter. The reduction in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to additional development costs incurred on unit construction and certain amenities of the project.

COMMUNITIES DIVISION

During the second quarter of fiscal 1996, the Company's Communities Division contributed $3.8 million in sales revenue, or approximately 11% of total consolidated revenues from the sale of real estate. During the second quarter of fiscal 1995, the Communities Division generated $3.5 million in sales revenue, or approximately 14% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                OCTOBER 1,          SEPTEMBER 25,
                                                                      1995                   1994
                                                                ----------          -------------
 Number of homes/lots sold . . . . . . . . . . .                        57                     43

 Average sales price . . . . . . . . . . . . . .                   $65,965                $80,607

 Gross margin  . . . . . . . . . . . . . . . . .                        12%                    12%


The reduction in the average sales price was primarily attributable to a greater number of lot-only sales in the current quarter. The $3.8 million in current quarter sales was comprised of 32 manufactured homes with an average sales price of $73,110, 5 site-built homes with an average sales price of $205,733 and 20 sales of lots at an average sales price of $19,590. The $3.5 million in prior year second quarter sales was comprised of 41 manufactured homes with an average sales price of $76,037 and 2 site-built homes with an average sales price of $174,289. Gross margins remained level during each period.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                                                THREE MONTHS ENDED OCTOBER 1, 1995
                                                ----------------------------------
GEOGRAPHIC REGION               LAND            COMMUNITIES        RESORTS            TOTAL              %
-----------------            -----------        -----------        -------           -------          ------
Southwest . . . . . .        $12,607,830        $  515,165       $      ---       $13,122,995          39.5%
Rocky Mountains . . .          6,533,372           182,467              ---         6,715,839          20.2%
Midwest . . . . . . .          3,028,188               ---        2,863,458         5,891,646          17.7%
Southeast . . . . . .          2,318,419         3,062,348              ---         5,380,767          16.2%
Northeast . . . . . .            490,340               ---              ---           490,340           1.5%
Mid-Atlantic  . . . .          1,576,140               ---              ---         1,576,140           4.7%
Canada  . . . . . . .             80,086               ---                             80,086            .2%
                             -----------        ----------       ----------       -----------         -----
Totals  . . . . . . .        $26,634,375        $3,759,980       $2,863,458       $33,257,813         100.0%
                             ===========        ==========       ==========       ===========         =====



                                                THREE MONTHS ENDED SEPTEMBER 25, 1994
                                                -------------------------------------
 GEOGRAPHIC REGION               LAND           COMMUNITIES          RESORTS          TOTAL              %
 -----------------            -----------       -----------          -------         -------          ------
 Southwest . . . . . .        $ 9,804,566        $  348,577       $      ---       $10,153,143          40.0%
 Rocky Mountains . . .          3,109,775         1,342,423              ---         4,452,198          17.5%
 Midwest . . . . . . .          2,590,903               ---        1,314,402         3,905,305          15.4%
 Southeast . . . . . .          2,376,599         1,775,111              ---         4,151,710          16.4%
 Northeast . . . . . .            813,600               ---              ---           813,600           3.2%
 Mid-Atlantic  . . . .          1,876,179               ---              ---         1,876,179           7.4%
 Canada  . . . . . . .             31,735               ---              ---            31,735            .1%
                              -----------        ----------       ----------       -----------        ------
 Totals  . . . . . . .        $20,603,357        $3,466,111       $1,314,402       $25,383,870         100.0%
                              ===========        ==========       ==========       ===========        ======



Interest income increased 24% to $2.2 million for the second quarter of fiscal 1996 compared to $1.8 million for the same quarter of fiscal 1995. The Company s interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. Interest income for the current period was also positively affected by the sales of receivables in a REMIC transaction. The table set forth below outlines interest income earned from each category of asset for the periods indicated.


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                               OCTOBER 1,          SEPTEMBER 25,
INTEREST INCOME AND OTHER:                                           1995                   1994
--------------------------                                     ----------          -------------
Receivables held and servicing fees
   from whole-loan sales  . . . . . . . . . . .                $  622,430             $  992,828
Securities retained in connection with REMIC
    financings including REMIC servicing fee  .                   248,288                613,376
Gain (loss) on REMIC transaction  . . . . . . .                 1,119,572                    ---
Cash and cash equivalents . . . . . . . . . . .                   187,005                149,554
                                                               ----------             ----------
Totals  . . . . . . . . . . . . . . . . . . . .                $2,177,295             $1,755,758
                                                               ==========             ==========


The Company completed its most recent REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. The Company recorded a pre-tax gain of $1.1 million on the 1995 REMIC transaction. The current quarter REMIC gain was partially offset by reduced interest income due to both lower (i) average Receivables held for the current quarter and (ii) average securities held for the current quarter (due to the retirement of securities issued pursuant to the Company's 1992 REMIC). See also Note 6 to the Consolidated Financial Statements included under Part I,
Item 1.

S,G&A expense totaled $12.2 million and $9.9 million for the three months ended October 1, 1995 and September 25, 1994, respectively. A significant portion of S,G&A expenses are variable relative to sales and profitability levels, and therefore, increase with corresponding growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses decreased from 39% for the quarter last to 37% for the current year quarter. The reduction as a percent of sales was largely the result of holding corporate general and administrative expenses level between periods, offset by an increase in S,G&A expenses for the Communities Division.

Interest expense totaled $1.9 million and $1.7 million for the second quarter of fiscal 1996 and 1995, respectively. The increase in interest expense for the current period was primarily attributable to an increase in the average outstanding indebtedness of the Company.

The Company recorded provisions for loan losses totaling $225,000 and $250,000 for the three months ended October 1, 1995 and September 25, 1994, respectively. During the second quarter of fiscal 1996 and 1995, the Company charged-off $164,000 and $217,000, respectively, to its reserve for loan losses.

Income from consolidated operations was $3.9 million and $3.5 million for the three months ended October 1, 1995 and September 25, 1994, respectively. The improvement for the current quarter was primarily the result of increased sales of real estate, partially offset by lower gross margins. Furthermore, net interest spread (representing the difference between interest income and interest expense) increased by approximately $218,000.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the second quarters of fiscal 1996 and 1995 was not material to the Company s results of operations.

The Company recorded a tax provision of 41% of pre-tax income for both the quarters ended October 1, 1995 and September 25, 1994.

Net income was $2.3 million and $2.1 million for the three months ended October 1, 1995 and September 25, 1994, respectively.

RESULTS OF OPERATIONS.

Six Months Ended - October 1, 1995

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the six months ended October 1, 1995 and September 25, 1994.

                                                      (DOLLARS IN THOUSANDS)
                                                 SIX MONTHS ENDED OCTOBER 1, 1995
                                                 --------------------------------
                                   LAND               COMMUNITIES            RESORTS               TOTAL
                             -----------------   ---------------------  ------------------  -------------------
 Sales of real estate  .     $45,066    100.0%   $  7,379     100.0 %   $5,454    100.0%    $57,899    100.0%
 Cost of real estate
 sold  . . . . . . . . .      21,227     47.1%      6,489      87.9 %    1,699     31.2%     29,415     50.8%
                             -------    -----     -------     -----     ------    -----     -------    -----
 Gross profit  . . . . .      23,839     52.9%        890                3,755     68.8%     28,484     49.2%
                                                               12.1 %

 Field selling, general
 and administrative
 expense (1) . . . . . .
                              13,609     30.2%      1,409      19.1 %    3,449     63.2%     18,467     31.9%
                             -------    -----    --------     -----     ------    -----     -------    -----
 Field operating profit
 (loss) (2)  . . . . . .     $10,230     22.7%   $   (519)     (7.0)%   $  306      5.6%    $10,017     17.3%
                             =======    =====    ========     =====     ======    =====     =======    =====


                                                      (DOLLARS IN THOUSANDS)
                                               SIX MONTHS ENDED SEPTEMBER 25, 1994
                                               ------------------------------------
                                     LAND              COMMUNITIES            RESORTS             TOTAL
                              -----------------    --------------------  -----------------   -----------------
 Sales of real estate  .      $39,296    100.0%    $ 6,269     100.0%    $1,863     100.0 %   $47,428   100.0%
 Cost of real estate
 sold  . . . . . . . . .       16,734     42.6%      5,300      84.5%       580      31.1 %    22,614    47.7%
                              -------    -----     -------     -----     ------    ------     -------   -----
 Gross profit  . . . . .       22,562     57.4%        969      15.5%     1,283      68.9 %    24,814    52.3%

 Field selling, general
 and administrative
 expense (1) . . . . . .       11,698     29.8%        931      14.9%     1,662      89.2 %    14,291    30.1%
                              -------    -----     -------     -----     ------    ------     -------   -----

 Field operating
 profit (loss) (2) . . .      $10,864     27.6%    $    38        .6%    $ (379)    (20.3)%   $10,523    22.2%
                              =======    =====     =======     =====     ======    ======     =======   =====

--------------

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 22% to $57.9 million for the six months ended October 1, 1995 compared to $47.4 million for the six months ended September 25, 1994. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

LAND DIVISION

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.

Revenue on certain CURRENT period transactions has been deferred under the percentage of completion method of accounting while revenue on certain PRIOR period transactions has been recognized pursuant to completion of development. Accordingly, due to the net effect of accounting for sales under the percentage of completion method, the application of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER reflecting deferred revenue).

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                               OCTOBER 1,          SEPTEMBER 25,
                                                                     1995                   1994
                                                               ----------          -------------
Number of parcels sold  . . . . . . . . . . . .                     1,144                  1,262

Average sales price per parcel  . . . . . . . .                   $35,429                $31,471

Average sales price per parcel excluding one
large acreage bulk sale in the current period .                   $33,273                $31,471

Gross margin  . . . . . . . . . . . . . . . . .                        53%                    57%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                                         SIX MONTHS ENDED
                                                         ----------------
                                       OCTOBER 1, 1995                     SEPTEMBER 25, 1994
                                       ---------------                     ------------------
                                                     AVERAGE                               AVERAGE
                                NUMBER OF        SALES PRICE            NUMBER OF      SALES PRICE
GEOGRAPHIC REGION             PARCELS SOLD        PER PARCEL         PARCELS SOLD       PER PARCEL
-----------------             ------------        ----------         ------------       ----------
Southwest . . . . . .                  492          $ 38,608                  558         $ 34,626
Rocky Mountains . . .                  148          $ 54,997                  151         $ 35,104
Midwest . . . . . . .                  155          $ 34,164                  180         $ 30,643
Southeast . . . . . .                  123          $ 32,236                  158         $ 30,744
Northeast . . . . . .                   75          $ 11,861                   66         $ 22,306
Mid-Atlantic  . . . .                  141          $ 22,034                  137         $ 22,872
Canada  . . . . . . .                   10          $ 13,897                   12         $  9,627
                                     -----          --------                -----         --------
Totals  . . . . . . .                1,144          $ 35,429                1,262         $ 31,471
                                     =====                                  =====

The average sales price per parcel in the Southwest increased during the current period due to a change in the region's product mix to include more waterfront parcels which supported higher retail sales prices. The reduction in parcels sold during the current year was attributable to a shortage of ready-to-market property during the first fiscal quarter (the second quarter of fiscal 1996 yielded slightly more parcel sales than the comparable prior year period).

The average sales price per parcel in the Rocky Mountains region increased during the current six month period due to the sale of larger acreage tracts in two recently acquired projects located in Colorado. In addition, during the three months ended October 1, 1995, the average sales price was affected by a single bulk sale constituting approximately 8,300 acres in Colorado for $2.5 million. The average sales price per parcel in the Rocky Mountains region, excluding the $2.5 million bulk sale, was $38,364.

The average sales price per parcel in the Midwest also increased during the current six month period. During the prior year, certain promotional pricing was offered to customers in connection with the introduction of two water-front properties (primarily during the first quarter of last year).

The number of parcels sold in the Southeast decreased because of slow sales in a new project in South Carolina. This project replaced a former property in South Carolina which has sold out, but was at the height of its marketing efforts during the first half of last year. The former project produced 65 sales for $2.2 million last year, while the new South Carolina project produced 16 sales for $741,000 this year.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand.

The decrease in the average gross margin for the Land Division from 57% for the six months last year to 53% for the current six month period was attributable to (i) the $2.5 million Colorado bulk sale which yielded a gross margin of 40%,
(ii) an overall reduction in gross margins in the Rocky Mountains region from 55% for the six month period last year to 50% for the current year and (iii) a reduction in gross margins for certain parcels in Mid-Atlantic and Southeast regional projects which neared sell-out.

The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $2.6 million of net inventory in the Northeast. In addition, the Company has experienced lower gross margins during the current year in the Rocky Mountains region (which includes Colorado, Idaho and Montana) due to a temporary shortage of ready-to-market property in Montana where gross margins have historically exceeded the Company's historical average of 55%. The reduction in sales volume from Montana property was offset by an increased number of larger acreage parcel sales from Colorado projects. The Company has experienced gross margins generally ranging from 40% to 50% on its Colorado projects and gross margins are generally not expected to exceed 40% on the remaining Colorado inventories. The Company also owns a land property in New Mexico (classifed under the Southwest region in the earlier tables). The Company expects the multi-phase project to generate gross margins ranging from 10% (on the earlier phases) to 85% (on the later phases) with an average gross margin of 49% for the project. (The 85% gross margin is associated with a phase intended to be sold in bulk. In the event of a change in strategy, and the parcel is sold on a retail basis, gross margins may be adversely impacted.) No assurances can be given that the Company can maintain historical or anticipated gross margins.

RESORTS DIVISION

During the six month periods of fiscal 1996 and 1995, sales of timeshare intervals contributed $5.5 million or 9% and $1.9 million or 4%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Revenue on certain CURRENT period transactions has been deferred under the percentage of completion method of accounting while revenue on certain PRIOR period transactions has been recognized pursuant to completion of development. Accordingly, due to the net effect of accounting for sales under the percentage of completion method, the application of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER reflecting deferred revenue).

                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                               OCTOBER 1,          SEPTEMBER 25,
                                                                     1995                   1994
                                                               ----------           ------------
Number of intervals sold  . . . . . . . . . . .                       890                   398

Average sales price per interval  . . . . . . .                    $7,207                $6,787

Gross margin  . . . . . . . . . . . . . . . . .                        69%                   70%


The number of timeshare intervals sold increased to 890 for the current six month period compared to 398 for the comparable six month period of the previous year. During the prior year, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During the current six month period, 810 intervals were sold from the Gatlinburg resort and an additional 80 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee.

Gross margins on interval sales decreased from 70% for the six month period last year to 69% for the current year six month period. The reduction in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to additional development costs incurred on unit construction and certain amenities of the project.

COMMUNITIES DIVISION

During the six month period of fiscal 1996, the Company's Communities Division contributed $7.4 million in sales revenue, or approximately 13% of total consolidated revenues from sales of real estate. During the six month period of fiscal 1995, the Communities Division generated $6.3 million in sales revenue, or approximately 13% of total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                                   SIX MONTHS ENDED
                                                                   ------------------
                                                               OCTOBER 1,          SEPTEMBER 25,
                                                                     1995                   1994
                                                               ----------          -------------
Number of homes/lots sold . . . . . . . . . . .                        96                     80

Average sales price . . . . . . . . . . . . . .                   $76,859                $78,365

Gross margin  . . . . . . . . . . . . . . . . .                        12%                    16%


The $7.4 million in current year sales was comprised of 54 manufactured homes with an average sales price of $72,834, 12 site-built homes with an average sales price of $234,715 and 30 sales of lots only at an average sales price of $20,962. The $6.3 million in prior year sales was comprised of 76 manufactured homes with an average sales price of $73,512 and 4 site-built homes with an average sales price of $170,569.

The decrease in the average gross margin from 16% for the prior year six month period to 12% for the current six month period reflects a change in the product mix to include a greater number of manufactured home sales from a project located in the Southeast. This Southeastern project yielded lower gross margins than the Company's manufactured home project in the Rocky Mountains region which currently nears sell-out but was at the height of marketing efforts during the first half of last year.

The tables set forth below outline sales by geographic region and division for the six months ended on the dates indicated.

                                                 SIX MONTHS ENDED OCTOBER 1, 1995
                                                 --------------------------------
GEOGRAPHIC REGION                   LAND        COMMUNITIES           RESORT            TOTAL              %
-----------------            -----------        -----------      -----------      -----------       --------
Southwest . . . . . .        $22,081,310        $1,041,782       $      ---       $23,123,092          39.9%
Rocky Mountains . . .          8,135,963           284,417              ---         8,420,380          14.5%
Midwest . . . . . . .          6,102,669               ---        5,454,433        11,557,102          20.0%
Southeast . . . . . .          4,298,849         6,052,294              ---        10,351,143          17.9%
Northeast . . . . . .            889,540               ---              ---           889,540           1.5%
Mid-Atlantic  . . . .          3,418,848               ---              ---         3,418,848           5.9%
Canada  . . . . . . .            138,972               ---              ---           138,972            .3%
                             -----------        ----------       ----------       -----------        ------
Totals  . . . . . . .        $45,066,151        $7,378,493       $5,454,433       $57,899,077         100.0%
                             ===========        ==========       ==========       ===========        ======


                                                SIX MONTHS ENDED SEPTEMBER 25, 1994
                                                -----------------------------------
GEOGRAPHIC REGION                   LAND        COMMUNITIES          RESORT             TOTAL              %
-----------------            ----------         -----------      -----------     ------------       --------
Southwest . . . . . .        $19,202,003        $  682,277       $      ---      $ 19,884,280          41.9%
Rocky Mountains . . .          5,300,643         2,528,788              ---         7,829,431          16.5%
Midwest . . . . . . .          5,214,979               ---        1,862,792         7,077,771          14.9%
Southeast . . . . . .          4,857,528         3,058,142              ---         7,915,670          16.7%
Northeast . . . . . .          1,472,200               ---              ---         1,472,200           3.1%
Mid-Atlantic  . . . .          3,133,479               ---              ---         3,133,479           6.6%
Canada  . . . . . . .            115,528               ---              ---           115,528            .3%
                             -----------        ----------       ----------      ------------       -------
Totals  . . . . . . .        $39,296,360        $6,269,207       $1,862,792      $ 47,428,359         100.0%
                             ===========        ==========       ==========      ============       =======


Interest income increased 36% to $4.4 million for the six month period of fiscal 1996 compared to $3.2 million for the six month period of fiscal 1995. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. Interest income for each period was also affected by the sale of receivables in REMIC transactions. The table set forth below outlines interest income earned from each category of asset for the periods indicated.

                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                               OCTOBER 1,          SEPTEMBER 25,
INTEREST INCOME AND OTHER:                                           1995                   1994
--------------------------                                     ----------          -------------
Receivables held and servicing fees
   from whole-loan sales  . . . . . . . . . . .                $2,056,492             $2,045,025
Securities retained in connection with REMIC
    financings including REMIC servicing fee  .                   937,824              1,254,115
Gain (loss) on REMIC transaction  . . . . . . .                 1,119,572               (411,300)
Cash and cash equivalents . . . . . . . . . . .                   250,342                318,842
                                                               ----------             ----------
Totals  . . . . . . . . . . . . . . . . . . . .                $4,364,230             $3,206,682
                                                               ==========             ==========

The Company completed its most recent REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. The Company recorded a pre-tax gain of $1.1 million on the 1995 REMIC transaction. The current year REMIC gain was partially offset by reduced interest income due to both lower (i) average securities held for the period (due to the retirement of securities issued pursuant to the Company's 1992 REMIC) and (ii) average cash and cash equivalents. The Company recorded a loss of $411,300 in connection with the 1994 REMIC transaction completed in May, 1994. See also Note 6 to the Consolidated Financial Statements included under Part I, Item 1.

S,G&A expense totaled $22.1 million and $18.5 million for the six months ended October 1, 1995 and September 25, 1994, respectively. A significant portion of S,G&A expenses are variable relative to sales and profitability levels, and therefore, increase with corresponding growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses decreased slightly from 39% for the six months last year to 38% for the current six month period. The decrease as a percent of sales was largely the result of holding corporate general and administrative expenses level between periods, offset by an increase in S,G&A expenses for the Communities Division.

Interest expense totaled $3.8 million and $3.4 million for the six month periods of fiscal 1996 and 1995, respectively. The increase in interest expense for the current year was primarily attributable to an increase in the average outstanding indebtedness of the Company.

The Company recorded provisions for loan losses totaling $380,000 and $415,000 for the six months ended October 1, 1995 and September 25, 1994, respectively. During the six month periods of fiscal 1996 and 1995, the Company charged-off $289,000 and $435,000 respectively, to its reserve for loan losses.

Income from consolidated operations was $6.5 million and $5.6 million for the six months ended October 1, 1995 and September 25, 1994, respectively. The improvement for the current year was primarily the result of increased sales of real estate, partially offset by lower gross margins. Furthermore, net interest spread (representing the difference between interest income and interest expense) increased by approximately $750,000.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the first half of fiscal 1996 and 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for both the six months ended October 1, 1995 and September 25, 1994.

Net income was $3.9 million and $3.4 million for the six months ended October 1, 1995 and September 25, 1994, respectively.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Special Meeting in Lieu of the Annual Meeting of Shareholders held on July 20, 1995, the shareholders voted on various proposals. The results are set forth below.

                                                         SHARES VOTED
                                                         ------------
                                             FOR            AGAINST           ABSTAIN
                                             ---            -------           -------
Fixed number of directors of the
Company for the ensuing year at six       15,056,583          65,466            35,115

Elected each of the following
persons as a director of the
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

Approved an amendment to the
Company's Outside Directors Stock
Option Plan which increased the
number of shares issuable under the
plan by 200,000(1)                         8,220,985       1,171,800           124,729

Approved the Company's 1995 Employee
Stock Incentive Plan(1)                    8,165,630       1,245,451           106,433

----------

(1) In addition to shares voted for, against and abstain, there were 5,639,650 broker non-votes.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit 27 -- Financial Data Schedule (for SEC use only).

  (b)    Reports on Form 8-K

         The Company filed a report on Form 8-K dated July 12, 1995 reporting under Item 5, a REMIC transaction competed on July 12, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PATTEN CORPORATION
                                                  (Registrant)


Date:  November 15, 1995              By:     /S/ GEORGE F. DONOVAN
                                              ----------------------------------
                                              George F. Donovan
                                              President and
                                              Chief Executive Officer


Date:  November 15, 1995              By:     /S/ ALAN L. MURRAY
                                              ----------------------------------
                                              Alan L. Murray
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              Officer)