Form 10-Q
period 1995-12-31
PATTEN CORP
filed 1996-02-14
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[X]  -    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the quarterly period ended December 31, 1995

                                       or

[ ]  -    Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

Commission File Number:                          0-19292


                             PATTEN CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                                           03-0300793
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


5295 Town Center Road, Boca Raton, Florida                        33486
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

     As of January 26, 1996, there were 19,541,475 shares of Common Stock, $.01 par value per share, outstanding.

                               PATTEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                 PAGE
                                                              ----
         CONSOLIDATED BALANCE SHEETS AT
           DECEMBER 31, 1995 AND APRIL 2, 1995................  3

         CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
           ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995........  4

         CONSOLIDATED STATEMENTS OF INCOME - NINE MONTHS
           ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995........  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
           ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995........  6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................  11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................  29

ITEM 2.  CHANGES IN SECURITIES................................  29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................  29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  29

ITEM 5.  OTHER INFORMATION....................................  29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................  29

SIGNATURES....................................................  30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PATTEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS





                                                          (UNAUDITED)
                                                          DECEMBER 31,    APRIL 2,
ASSETS                                                       1995           1995
                                                         -------------  -------------
Cash and cash equivalents (including restricted cash of
  approximately $8.2 million and $5.2 million at
  December 31, 1995 and April 2, 1995, respectively)...   $ 10,210,031   $  7,588,475
Contracts receivable, net..............................     10,010,928     13,051,254
Notes receivable, net..................................     31,866,716     39,269,269
Investment in securities...............................      9,592,741     18,097,917
Inventory, net.........................................     76,919,006     63,386,672
Property and equipment, net............................      4,951,919      4,801,824
Debt issuance costs....................................      1,151,944      1,739,555
Other assets...........................................      5,314,174      4,287,393
                                                          ------------   ------------
  TOTAL ASSETS.........................................   $150,017,459   $152,222,359
                                                          ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.......................................   $  1,939,924     $3,134,753
Accrued liabilities and other..........................      5,340,021     11,292,846
Lines of credit and notes payable......................     19,223,040     20,431,346
Deferred income taxes..................................      8,423,974      5,069,719
Mortgage-backed notes payable..........................     17,256,802     19,514,718
Commitments and contingencies..........................            ---            ---
8.25% convertible subordinated debentures..............     34,739,000     34,739,000
                                                          ------------   ------------
  TOTAL LIABILITIES....................................     86,922,761     94,182,382
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued..............................            ---            ---
Common stock, $.01 par value, 90,000,000 shares
  authorized; 19,537,515 and 19,470,734 shares
  outstanding at December 31, 1995 and April 2, 1995,
  respectively.........................................        195,375        194,707
Capital-in-excess of par value.........................     67,002,263     66,839,599
Retained earnings (deficit)............................     (4,102,940)    (8,994,329)
                                                          ------------   ------------
Total shareholders' equity.............................     63,094,698     58,039,977
                                                          ------------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........   $150,017,459   $152,222,359
                                                          ============   ============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                 --------------------------------------
                                                     DECEMBER 31,         JANUARY 1,
                                                        1995                 1995
                                                 ------------------  ------------------
REVENUES:
Sales of real estate........................         $23,934,805         $19,253,999
Interest income and other...................           1,482,850           1,974,408
                                                     -----------         -----------
                                                      25,417,655          21,228,407
COST AND EXPENSES:
Cost of real estate sold....................          13,130,540           9,783,941
Selling, general and administrative expense.           9,285,063           8,207,234
Interest expense............................           1,263,843           1,619,482
Provision for losses........................             120,000             187,000
                                                     -----------         -----------
                                                      23,799,446          19,797,657
                                                     -----------         -----------

Income from operations......................           1,618,209           1,430,750

Other income................................              51,323              63,337
                                                     -----------         -----------
Income before income taxes..................           1,669,532           1,494,087
Provision for income taxes..................             684,508             612,576
                                                     -----------         -----------

NET INCOME..................................         $   985,024         $   881,511
                                                     ===========         ===========
INCOME PER COMMON SHARE:
Net income..................................         $       .05         $       .04
                                                     ===========         ===========
Weighted average number of common and common
  equivalent shares (1).....................          20,800,435          20,427,156
                                                     ===========         ===========

(1) The current three month period includes 19,537,515 average common shares outstanding plus 1,262,920 average dilutive stock options. The prior year three month period includes 19,437,936 average common shares outstanding plus 989,220 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                 ----------------------------------------
                                                    DECEMBER 31,           JANUARY 1,
                                                        1995                 1995
                                                 -------------------  -------------------
REVENUES:
Sales of real estate........................         $81,833,882           $66,682,358
Interest income and other...................           5,847,081             5,181,090
                                                     -----------           -----------
                                                      87,680,963            71,863,448
COST AND EXPENSES:
Cost of real estate sold....................          42,545,277            32,398,208
Selling, general and administrative expense.          31,399,095            26,745,945
Interest expense............................           5,111,687             5,059,272
Provision for losses........................             499,942               602,000
                                                     -----------           -----------
                                                      79,556,001            64,805,425
                                                     -----------           -----------

Income from operations......................           8,124,962             7,058,023

Other income................................             120,680               192,078
                                                     -----------           -----------
Income before income taxes..................           8,245,682             7,250,101
Provision for income taxes..................           3,354,253             2,972,542
                                                     -----------           -----------

NET INCOME..................................         $ 4,891,389           $ 4,277,559
                                                     ===========           ===========
INCOME PER COMMON SHARE:
Net income..................................         $       .24                  $.21
                                                     ===========           ===========
Weighted average number of common and common
  equivalent shares (1).....................          20,772,019            20,454,932
                                                     ===========           ===========

(1) The current nine month period includes 19,523,524 average common shares outstanding plus 1,248,495 average dilutive stock options. The prior year nine month period includes 19,434,653 average common shares outstanding plus 1,020,279 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                          -------------------------------------
                                                             DECEMBER 31,         JANUARY 1,
                                                                1995                 1995
                                                          ------------------  -----------------
OPERATING ACTIVITIES:
Cash received from customers including net
  cash collected as servicer of notes receivable
  to be remitted to investors.........................        $ 71,410,181       $ 56,736,844
Interest received.....................................           4,922,563          3,912,864
Cash paid for land acquisitions and real estate
  development.........................................         (47,093,316)       (33,896,012)
Cash paid to suppliers, employees and sales
  representatives.....................................         (35,815,654)       (27,171,450)
Interest paid.........................................          (5,615,154)        (5,450,966)
Net income taxes paid.................................          (2,396,839)        (2,318,179)
Proceeds from borrowings collateralized by notes
  receivable..........................................          14,464,206          6,304,246
Net proceeds from REMIC transaction...................          28,688,041         22,706,101
Payments on borrowings collateralized by notes
  receivable..........................................         (16,722,122)       (12,536,898)
Cash received from 1995 Class C REMIC Certificates....             172,726                ---
                                                              ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............          12,014,632          8,286,550
                                                              ------------       ------------
INVESTING ACTIVITIES:
Net cash flow from purchases and sales of
  property and equipment..............................            (476,190)        (1,330,033)
Additions to other long-term assets...................            (157,000)          (248,474)
                                                              ------------       ------------
NET CASH FLOW USED BY INVESTING ACTIVITIES............            (633,190)         1,578,507)
                                                              ------------       ------------
FINANCING ACTIVITIES:
Borrowings under line of credit facilities............           4,210,000          5,067,305
Payments under line of credit facilities..............          (2,564,111)        (5,588,070)
Payments on other long-term debt......................         (10,569,107)       (10,839,994)
Proceeds from exercise of employee stock options......             163,332              9,414
Payment for dividends in lieu of fractional shares....                 ---             (2,812)
                                                              ------------       ------------
NET CASH FLOW USED BY FINANCING ACTIVITIES............          (8,759,886)       (11,354,157)
                                                              ------------       ------------
Net increase (decrease) in cash and cash equivalents..           2,621,556         (4,646,114)
Cash and cash equivalents at beginning of period......           7,588,475          9,308,047
                                                              ------------       ------------
Cash and cash equivalents at end of period............        $ 10,210,031       $  4,661,933
                                                              ============       ============

See accompanying notes to consolidated financial statements.

                               PATTEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)


                                                          NINE MONTHS ENDED
                                                    -----------------------------
                                                    DECEMBER 31,       JANUARY 1,
                                                       1995             1995
                                                    ------------  ---------------
RECONCILIATION OF NET INCOME TO NET CASH FLOW
  PROVIDED BY OPERATING ACTIVITIES:
Net income........................................  $  4,891,389     $  4,277,559
Adjustments to reconcile net income to net
  cash flow provided by operating activities:
  Depreciation and amortization...................     1,175,264          970,670
  Loss on sale of property and equipment..........        43,109           24,066
  Provision for losses............................       499,942          602,000
  Interest accretion on investment in securities..      (960,583)      (1,539,923)
  Proceeds from borrowings collateralized
    by notes receivable net of principal repayments   (2,257,916)      (6,232,652)
(INCREASE)  DECREASE IN ASSETS:
Contracts receivable..............................     3,040,326        1,295,806
Investment in securities..........................     9,465,759       10,475,856
Inventory.........................................    (4,708,530)      (2,557,665)
Other assets......................................      (745,766)         987,252
Notes receivable..................................     5,365,037        2,390,164
INCREASE (DECREASE) IN LIABILITIES:
Accounts payable and accrued liabilities and other    (7,147,654)      (3,454,126)
Deferred income taxes.............................     3,354,255        1,047,543
                                                    ------------     ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES....  $ 12,014,632     $  8,286,550
                                                    ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
  AND FINANCING ACTIVITIES
Inventory acquired through financing..............  $  7,286,230     $ 18,527,174
                                                    ============     ============
Inventory acquired through foreclosure or deedback
  in lieu of foreclosure, net of recoveries.......  $  1,573,574     $    957,140
                                                    ============     ============
Investment in securities retained in
  connection with sale of notes receivable........  $  2,044,029     $  2,674,370
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

The financial information furnished herein reflects all adjustments consisting only of normal recurring accruals and provisions for loan losses which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

2. REVENUE RECOGNITION

The Company's real estate business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in weekly intervals in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary, residential homes together with land parcels at certain sites. Revenue recognition for each of the Company's operating divisions is discussed below.

LAND DIVISION

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

Other land sales includes transactions with investors and developers, including large-acreage bulk sales. The Company recognizes revenue on other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable representing the remainder of the sales price is reasonably assured, the Company has completed substantially all of its obligations with respect to any development related to the real estate sold and any rescission period has passed.

RESORTS DIVISION

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

COMMUNITIES DIVISION

The Company recognizes revenue on Communities Division sales when the unit is complete and title is transferred to the buyer.

3. CONTINGENT LIABILITIES

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables (which arose from land sales) to banks and financial institutions to supplement its liquidity. At December 31, 1995, the Company was contingently liable for the outstanding principal balance of notes receivable previously sold aggregating approximately $1.4 million. As of such date, delinquency on these loans was not material. In most cases, the recourse from the purchaser of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4. PROVISION FOR LOSSES

The Company recorded provisions for loan losses totaling $500,000 and $602,000 for the nine months ended December 31, 1995 and January 1, 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for loan losses.

5. INVENTORY

The Company's inventory holdings are summarized below by division. See "Management's Discussion and Analysis of Financial Condition and Uses of Capital", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.



                                                              DECEMBER 31, 1995  APRIL 2, 1995
                                                              -----------------  -------------
Land Division...............................................        $48,909,161    $45,019,943
Communities Division........................................         14,389,633     13,125,818
Resorts Division ...........................................         13,620,212      5,240,911
                                                              -----------------  -------------
                                                                    $76,919,006    $63,386,672
                                                              =================  =============

6. REMIC TRANSACTION

On July 12, 1995, the Company completed a private placement transaction elected to be treated as a Real Estate Mortgage Investment Conduit ("REMIC"), pursuant to which the Company and certain of its subsidiaries sold, or otherwise absolutely transferred and assigned, $68.1 million aggregate principal amount of mortgage notes receivable (the "Mortgage Pool") to Patten Receivables Finance Corporation X, a wholly-owned subsidiary of the Company (the "Depositor"), and the Depositor sold the Mortgage Pool to Patten Corporation REMIC Trust, Series 1995-1 (the "1995 REMIC Trust"). Simultaneous with the sale, the 1995 REMIC Trust issued four classes of Adjustable Rate REMIC Mortgage Pass-Through Certificates (the "Certificates"). Each Certificate evidences a fractional undivided interest in the Mortgage Pool. The Certificates were issued pursuant to the terms of a Pooling and Servicing Agreement dated as of June 15, 1995 (the "Pooling Agreement") among the Company, the Depositor, the 1995 REMIC Trust and First Trust National Association, as trustee. The initial principal balances of the Class A, Class B and Class C certificates were approximately $61.3 million, $4.8 million and $2.0 million, respectively. The Class R Certificates have no initial principal balance and do not bear interest. The Class A, Class B and Class C Certificates bear interest at the lesser of (a) the weighted average of the net mortgage interest rates of certain of the notes in the Mortgage Pool less the servicing fee rate and trustee fee rate or (b) the London interbank offered rate for six month United States dollar deposits plus a margin of 1.5%, 3.55% and 4.0%, respectively.

The 1995 REMIC Trust is comprised primarily of a pool of fixed and adjustable rate first mortgage loans secured by property sold by the Company. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or held by the Company or pledged to an institutional lender ($21.3 million). Collections of principal and interest on the Mortgage Pool, net of certain servicing and trustee fees, are remitted to Certificateholders on a monthly basis. The proceeds of collections on the Mortgage Pool are distributed to the Certificateholders in the order of priority specified in the Pooling Agreement. The Class C and R Certificates are subordinated to the Class A and B Certificates, as provided in the Pooling Agreement.

On July 12, 1995, the Depositor sold the Class A and Class B Certificates issued under the Pooling Agreement to two institutional investors for aggregate proceeds of approximately $66.1 million in a private placement transaction. The Depositor retained the Class C and Class R Certificates. The Certificates were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration. A portion of the proceeds from the transaction was used to repay approximately $12.9 million of outstanding debt. An additional $36.3 million was used to retire securities previously sold pursuant to the Company's 1992 REMIC transaction. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of more than $15.8 million in the Company's unrestricted cash. The pre-tax gain from the transaction was approximately $1.1 million and the after-tax gain was $672,000.

The Company acts as servicer under the Pooling Agreement and is paid an annualized servicing fee of .5% of the scheduled principal balance of those notes in the Mortgage Pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the Mortgage Pool with respect to which there was a breach of the Company's representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of Certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the Certificates are not obligations of the Company, the Depositor or any of their affiliates and the Company has no obligation to repurchase or replace mortgage loans solely due to delinquency.

7. OTHER DEVELOPMENTS

The Company has called a special meeting of shareholders to be held on February 15, 1996. The purpose of the meeting is to seek shareholder approval for an amendment to the Company's Restated Articles of Organization, as amended, changing the name of the Company to Bluegreen Corporation.

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

Net cash provided by the Company's operations was $12.0 million for the nine months ended December 31, 1995 and $8.3 million for the nine months ended January 1, 1995. During the current nine month period sales of real estate increased over the comparable period of the prior year.
Accordingly, cash received from customers on the Consolidated Statement of Cash Flow was $14.7 million higher than during the nine months last year. In addition, the proceeds from a REMIC transaction completed in the current year together with borrowings, (net of payments) collateralized by notes, generated $10.0 million more in cash than during the prior year. However, cash paid for land acquisition and development increased by $13.2 million during the current period over the comparable period last year. In the current year, the Company acquired several medium size land properties as well as an oceanfront property in Myrtle Beach, South Carolina for $3.5 million which will be introduced under the Resorts Division. In the prior year, the Company acquired several large land properties including approximately 22,000 acres in south central Colorado. In addition to higher acquisition and development spending, cash paid to suppliers and employees (which include sales representatives) increased by $8.6 million.

During the nine months ended December 31, 1995 and January 1, 1995, the Company received in cash $65.6 million or 70% and $51.4 million or 76%, respectively, of its sales of real estate that closed during these periods. The decrease in the percentage of cash received is primarily attributable to an increase in timeshare sales over the comparable period last year. Timeshare sales accounted for 12% of consolidated sales of real estate during the nine months ended December 31, 1995, compared to 5% of consolidated sales for the same period last year. Furthermore, approximately 85% of the principal balance of timeshare sales has historically been internally financed by the Company. Management expects that in upcoming quarters, the percentage of sales received in cash may decrease further due to the recent introduction of a fixed interest rate program offered to qualified land customers along with anticipated increases in timeshare sales as a percentage of consolidated sales.

Receivables arising from real estate sales generally are transferred to the Company's wholly-owned, special purpose finance subsidiaries (the "Receivable Subsidiaries") and then pledged to institutional lenders or sold in connection with private placement REMIC financings. The Receivable Subsidiaries are generally advanced 90% of the face amount of the mortgage notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as mortgage-backed notes payable on the Consolidated Balance Sheet. The Company has also directly sold Receivables to banks. The Company is subject to certain obligations and has certain contingent liabilities with respect to certain of the Receivables sold. See Note 3 to the Consolidated Financial Statements included under Item 1 above. During the nine months ended December 31, 1995 and January 1, 1995, the Company raised $14.5 million and $6.3 million, respectively, from the pledge of Receivables. During the nine months ended December 31, 1995 and January 1, 1995, the Company raised an additional $28.7 million and $22.7 million, net of transaction costs and prior to the retirement of debt, from its 1995 and 1994 REMIC transactions. See Note 6 to the Consolidated Financial Statements included under Item 1.

The Company has a revolving credit facility of $20.0 million with a financial institution. This facility provides for borrowings up to $15.0 million secured by Receivables and up to $5.0 million secured by land inventory. Under the terms of this facility, the Company is entitled to advances equal to 90% of the outstanding principal balance of pledged
Receivables.   In the event that pledged Receivables become 90 or more days delinquent, the Company is obligated to repurchase the Receivable or substitute a performing Receivable. To date, aggregate repurchases and substitutions have not been material. The interest rate charged on borrowings secured by Receivables and land inventory is prime plus 2.0% and prime plus 2.75%, respectively. At December 31, 1995, the outstanding principal balance under the facility was $10.8 million, comprised of $7.4 million secured by Receivables and $3.4 million secured by land inventory. Accordingly, as of December 31, 1995, the Company had the ability to borrow up to an additional $9.2 million secured by, and subject to the availability of, eligible Receivables and land inventory. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The ability to receive advances under this facility expires in June, 1996. The indebtedness secured by Receivables matures ten years from the date of the last advance and the indebtedness secured by land inventory has maturities that range from December, 1996 to June, 1998.

In addition to the revolving credit facility, this same lender also made a $4.5 million term loan to the Company which is secured by a land project in Texas of which $140,000 was outstanding as of December 31, 1995. The indebtedness matures in February, 1996. Interest is charged at a rate of prime plus 2.0%

The Company also has an agreement with this same lender which provides for acquisition, development, construction and receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged under the facility is prime plus 2.25%. At December 31, 1995, there was $7.2 million outstanding under the facility, comprised of $600,000 secured by land and $6.6 million secured by timeshare receivables. The ability to borrow under the facility expired in June, 1995 and the indebtedness is due December, 1997. The Company has received a commitment from the lender to increase the borrowings available under the facility to $20 million and to renew the revolver. Any funding under the line of credit would be subject to customary conditions.

The Company has another credit facility with this same lender which provides for acquisition, development, construction and receivables financing on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $5.0 million. At December 31, 1995, there was $1.2 million outstanding under the facility secured by land. To date, no borrowings have been made against timeshare receivables from the Pigeon Forge resort. The interest rate charged under the loan agreement is prime plus 2.0% and the land indebtedness is due in July, 1998. The Company is required to pay the lender a principal payment of $500 for each timeshare interval sold until the indebtedness is paid in full. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Resorts Division.

The Company has received a commitment from a South Carolina financial institution for a $13.5 million secured line of credit for the construction and development of Phase I of its Myrtle Beach timeshare resort. (As discussed earlier, the Myrtle Beach oceanfront property was acquired during the second quarter of fiscal 1996 and Phase I consists of 114 residential units.) The terms of the development line are currently being finalized with the lender and any funding under the facility will be subject to customary conditions.

The Company is also engaged in discussions with another financial institution to finalize the terms of a $10 million facility for the pledge of timeshare Receivables, in addition to a $13.5 million inventory loan to "take-out" the construction lender discussed in the preceding paragraph. Any funding under the facility will be subject to customary conditions.

The Company has a $10.0 million revolving credit facility with another financial institution secured by eligible Receivables and land inventory. Under the terms of this facility, the Company is entitled to advances equal to

90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $3.0 million secured by land inventory to finance real estate acquisition and development costs. Interest is charged at a rate of prime plus 2.0%. At December 31, 1995, the outstanding principal balance under the facility was $3.9 million, comprised of $3.2 million secured by Receivables and $691,000 secured by land inventory.
Accordingly, as of December 31, 1995, the Company had the ability to borrow up to an additional $6.1 million secured by, and subject to the availability of, eligible Receivables and land inventory. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the Receivables portion of this facility. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. The facility expires in October, 1998.

In addition to the land and resort financing described above, the Company established financing for a North Carolina project managed under its Communities Division. Under the terms of the financing, the lender was committed to advance up to an aggregate of $5.0 million for development. The ability to borrow under the facility expired in June, 1995 and is not intended to be renewed. The indebtedness is secured by land and the housing units under construction. Interest on outstanding advances is payable monthly and the principal associated with each advance is due one year after the date of such advance. Interest is charged at a rate of prime plus 0.75%. At December 31, 1995, there was $380,000 outstanding under the loan. See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Communities Division.

The Company regularly seeks outside (seller, bank or similar financial institution) financing for its property acquisitions and development. During the nine months ended December 31, 1995 and January 1, 1995, the Company financed $11.5 million or 20% and $18.5 million or 44%, respectively, of its property inventory, including acquisition and development costs. The increase in the percentage of acquisition and development costs paid in cash reflects additional internal capital generated from the proceeds of a REMIC transaction. See Note 6 to the Consolidated Financial Statements included under Item I.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $2.0 million at December 31, 1995. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt obligations.

The Company's net inventory was $76.9 million at December 31, 1995 and $63.4 million at April 2, 1995. With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) fund its housing operation in certain locations and (iii) develop timeshare property.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of December 31, 1995 was approximately $104.7 million (not including housing unit costs subsequent to fiscal 1996 or the cost of manufactured/module homes for units not yet under development and contract for sale, which the Company is unable to determine at this time). The Company anticipates spending $13.9 million of the capital development requirements over the remaining quarter of fiscal 1996. The anticipated cash requirements are allocated to the Company's operating divisions as follows:

Land Division   The Company expects to spend $31.2 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $6.6 million to be spent during the remaining quarter of fiscal 1996.

Communities Division   The Company expects to spend $2.8 million for the
purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. The Company attempts to pre-qualify prospective home purchasers and secures a purchase contract prior to commencing unit construction to reduce standing inventory risk. The total cash requirement of $2.8 million is expected to be spent during the remaining quarter of fiscal 1996.

Resorts Division The Company expects to spend $70.7 million for building materials, amenities and other infrastructure costs such as road and utility construction, surveys and engineering fees, including $4.5 million to be spent over the remaining quarter of fiscal 1996. See earlier discussion of commitments for the financing of Resorts Division property under "Sources of Capital".

The table below outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of December 31, 1995. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected below or that historical gross margins which the Company has experienced will not decline in the future as a result of changing economic conditions and consumer demand.


GEOGRAPHIC REGION                  LAND   COMMUNITIES             RESORTS          TOTAL
-----------------           -----------  ------------  ------------------  -------------
Southwest.................  $25,342,505       $38,532                $---    $25,381,037
Rocky Mountains...........    1,244,373         3,327                 ---      1,247,700
West......................    2,835,531           ---                 ---      2,835,531
Midwest...................      428,520           ---          43,400,048     43,828,568
Southeast.................      548,351     2,723,719          27,312,319     30,584,389
Northeast.................      648,449           ---                 ---        648,449
Mid-Atlantic..............      198,491           ---                 ---        198,491
Canada....................          ---           ---                 ---            ---
                            -----------  ------------  ------------------  -------------
Total estimated spending..   31,246,220     2,765,578          70,712,367    104,724,165
Net inventory at
  December 31, 1995.......   48,909,161    14,389,633          13,620,212     76,919,006
                            -----------  ------------  ------------------  -------------
Total estimated cost basis
  of fully developed
  inventory...............  $80,155,381   $17,155,211         $84,332,579   $181,643,171
                            ===========  ============  ==================  =============

The Company's net inventory as of December 31, 1995 and April 2, 1995 summarized by division is set forth in the tables below.

                                      DECEMBER 31, 1995
                   ----------------------------------------------------------
GEOGRAPHIC REGION         LAND   COMMUNITIES             RESORTS        TOTAL
-----------------  -----------  ------------  ------------------  -----------
Southwest........  $19,289,619      $233,963                $---  $19,523,582
Rocky Mountains..   11,256,539        62,773                 ---   11,319,312
West.............    6,278,436           ---                 ---    6,278,436
Midwest..........    4,523,483           ---           9,471,401   13,994,884
Southeast........    1,919,432    14,092,897           4,148,811   20,161,140
Northeast........    2,281,460           ---                 ---    2,281,460
Mid-Atlantic.....    3,331,717           ---                 ---    3,331,717
Canada...........       28,475           ---                 ---       28,475
                   -----------  ------------  ------------------  -----------
Totals...........  $48,909,161   $14,389,633         $13,620,212  $76,919,006
                   ===========  ============  ==================  ===========

                                       APRIL 2, 1995
                                       -------------
GEOGRAPHIC REGION         LAND  COMMUNITIES          RESORTS        TOTAL
-----------------  -----------  -----------  ---------------  -----------
Southwest........  $16,658,079   $1,115,914             $---  $17,773,993
Rocky Mountains..    9,356,508      433,933              ---    9,790,441
West.............          ---          ---              ---          ---
Midwest..........    7,777,934          ---        5,240,911   13,018,845
Southeast........    2,781,785   11,575,971              ---   14,357,756
Northeast........    3,747,468          ---              ---    3,747,468
Mid-Atlantic.....    4,424,821          ---              ---    4,424,821
Canada...........      273,348          ---              ---      273,348
                   -----------  -----------  ---------------  -----------
Totals...........  $45,019,943  $13,125,818       $5,240,911  $63,386,672
                   ===========  ===========  ===============  ===========

The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. In addition to product diversification, the Company has sought broader geographic distribution of its land projects and increased its land holdings in the Southwestern, Western and Rocky Mountain regions of the United States due to anticipated strong consumer demand and expanded sales efforts. In addition, the Company acquired land in the West consisting of approximately 6,200 acres located near Prescott, Arizona in the second quarter of fiscal 1996. Sales from the Arizona property commenced in the fourth quarter of fiscal 1996. Management expects that its land holdings in the Southeast and Midwest will remain relatively level in upcoming quarters. At the same time, the Company plans to continue to reduce its current real estate holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions.

Communities Division inventory as of December 31, 1995, consisted of land inventory of $9.9 million and $4.5 million of housing unit construction-in-progress. As of April 2, 1995, the Communities Division had $9.9 million of land inventory with $3.2 million of housing unit construction-in-progress. The increase in land inventory which was attributable to infrastructure development and the purchase of acreage near Orlando, Florida for $507,000 was equally offset by sales of land inventory. The increase in housing unit construction-in-progress is associated with the Company's manufactured and modular home developments in North Carolina.

The increase in inventory under the Resorts Division is attributable to the acquisition of an oceanfront property in Myrtle Beach, South Carolina for $3.5 million along with further development of existing resorts in Tennessee.

The Company currently maintains inventory valuation reserves which totaled $1.4 million at December 31, 1995 for certain land properties acquired prior to fiscal 1990. During the nine months ended December 31, 1995, $794,000 and $160,000 of the Company's inventory reserves were released as credits to cost of real estate sold and selling, general and administrative (S,G&A) expense, respectively, as the inventory was sold. During the nine months ended January 1, 1995, approximately $647,000 and $1.1 million of the Company's inventory reserves were released as credits to cost of real estate sold and S,G&A expense, respectively.

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. During the nine months ended December 31, 1995 and January 1, 1995, the Company received 30% and 24%, respectively, of its consolidated sales of real estate which closed during the period in the form of Receivables. The increase in the percentage of sales financed by the Company is attributable to an increase in timeshare sales over the comparable period last year. Timeshare sales accounted for 12% of consolidated sales of real estate during the nine months ended December 31, 1995, compared to 5% of consolidated sales for the same period last year. Furthermore, approximately 85% of timeshare sales has historically been internally financed by the Company. Management also expects that in upcoming quarters, the percentage of sales received in cash may further decrease due to the recent introduction of a fixed interest rate program offered to qualified land customers. This program had an immaterial effect on the relationship of cash versus financed land sales during the current nine month period.

At December 31, 1995, $20.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness, while $12.5 million of Receivables were not pledged or encumbered. At April 2, 1995, $28.2 million of Receivables were pledged as collateral to secure financings of the Company's Receivable Subsidiaries or other Company indebtedness while $11.9 million of Receivables were not pledged or encumbered. The reduction in encumbered Receivables at December 31, 1995 was primarily attributable to the retirement of indebtedness under certain mortgage-backed debt agreements pursuant to the 1995 REMIC transaction. See Note 6 to the Consolidated Financial Statements included under Item 1.

At December 31, 1995, approximately 3.95% or $1.3 million of the aggregate $34.1 million principal amount of loans which were held by the Company, or by third parties under financings for which the Company has a recourse liability, were more than 30 days past due. Of the $34.1 million principal amount of loans, $32.7 million were held by the Company, while approximately $1.4 million were associated with programs under which the Company has a limited recourse liability. In most cases, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At April 2, 1995, 1.8% or $738,000 of the aggregate $41.9 million principal amount of loans which were held by the Company, or by third parties under financings for which the Company has a recourse liability, were more than 30 days past due. The increase in the dollar amount of delinquency is partially attributable to the season; delinquency has traditionally tracked higher during the holiday months. Other factors contributing to the increase in delinquency are believed to be similar to those experienced by other lenders as evidenced by national statistics siting an increase in the national delinquency rate for residential mortgages. In addition to the dollar amount of delinquencies increasing, the amount of Receivables decreased. This caused a further increase in the delinquency rate as a percent of Receivables. The reduction in Receivables was the result of the sale of notes under the 1995 REMIC. See Note 6 to the Consolidated Financial Statements included under Item 1.

RESULTS OF OPERATIONS.

Three Months Ended - December 31, 1995

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended April 2, 1995.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation with the exception of the Northeast, and certain areas of the Mid-Atlantic region. A downturn in the economy in general or in the market for real estate could have a material adverse affect on the Company.

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended December 31, 1995 and January 1, 1995.




                                                    (DOLLARS IN THOUSANDS)
                                             THREE MONTHS ENDED DECEMBER 31, 1995
                         ---------------------------------------------------------------------------------
                                LAND          COMMUNITIES            RESORTS                  TOTAL
                         -----------------   --------------     -----------------      -------------------
Sales of real estate...  $15,082    100.0%  $ 4,436  100.0%     $4,417     100.0%      $23,935      100.0%
Cost of real estate
sold...................    7,767     51.5%    3,794   85.5%      1,569      35.5%       13,130       54.9%
                         -------  --------  -------  ------     ------     ------      -------      ------
Gross profit...........    7,315     48.5%      642   14.5%      2,848      64.5%       10,805       45.1%
Field selling, general
and administrative
expense (1)............    4,570     30.3%      781   17.6%      2,440      55.2%        7,791       32.5%
                         -------  --------  -------  ------     ------     ------      -------      ------
Field operating profit
(loss) (2).............  $ 2,745     18.2%  $  (139)  (3.1)%    $  408       9.3%      $ 3,014       12.6%
                         =======  ========  =======  ======     ======     ======      =======      ======


                                                       (DOLLARS IN THOUSANDS)
                                                THREE MONTHS ENDED JANUARY 1, 1995
                         -----------------------------------------------------------------------------
                               LAND          COMMUNITIES           RESORTS                 TOTAL
                         ----------------    -------------     ---------------     -------------------
Sales of real estate...  $15,301    100.0%   $2,745  100.0%    $1,208   100.0%     $19,254      100.0%

Cost of real estate
sold...................    6,622     43.3%    2,672   97.3%       490    40.6%       9,784       50.8%
                         -------    ------   ------  ------    ------  -------     -------      ------
Gross profit...........    8,679     56.7%       73    2.7%       718    59.4%       9,470       49.2%
Field selling, general
and administrative
expense (1)............    5,222     34.1%      299   10.9%       546    45.2%       6,067       31.5%
                         -------    ------   ------  ------    ------  -------     -------      ------
Field operating profit
(loss) (2).............  $ 3,457     22.6%   $(226)   (8.2)%   $  172    14.2%     $ 3,403       17.7%
                         =======    ======   ======  ======    ======  =======     =======      ======

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2)  The tables presented above outline selected financial data.
     Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 24% to $23.9 million for the three months ended December 31, 1995 compared to $19.3 million for the three months ended January 1, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

LAND DIVISION

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Accordingly, the application of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions). See also Note 2 to the Consolidated Financial Statements included under Part I, Item 1.



                                                                           THREE MONTHS ENDED
                                                                         -----------------------
                                                                         DECEMBER 31,  JANUARY 1,
                                                                            1995          1995
                                                                         ------------  ----------
Number of parcels sold............................................                474         499
Average sales price per parcel.................................               $32,666     $30,663
Average sales price per parcel excluding one large acreage bulk sale in the Southeast in the current
period.................................................................
 .....                                                                         $31,783     $30,663
Gross margin...........................................................           49%         57%

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.


                                         THREE MONTHS ENDED
                   ---------------------------------------------------------------
                       DECEMBER 31, 1995                JANUARY 1, 1995
                   -------------------------  ------------------------------------
                                     AVERAGE                               AVERAGE
                      NUMBER OF  SALES PRICE     NUMBER OF PARCELS     SALES PRICE
GEOGRAPHIC REGION  PARCELS SOLD   PER PARCEL                  SOLD      PER PARCEL
-----------------  ------------  -----------  --------------------  --------------
Southwest........           241      $35,161                   192         $40,796
Rocky Mountains.             54      $33,832                    87         $30,601
Midwest..........            67      $24,346                    86         $21,743
Southeast........            47      $49,492                    67         $23,000
Northeast........            21      $15,820                    20         $24,950
Mid-Atlantic.....            39      $21,974                    46         $19,071
Canada...........             5       $7,229                     1         $18,540
                   ------------  -----------  --------------------  --------------
Totals...........           474      $32,666                   499         $30,663
                   ============               ====================

The number of parcels sold in the Southwest increased during the current period due to more sales made from the Company's Riudoso, New Mexico and Houston, Texas projects than during the prior year quarter. The average sales price per parcel in the Southwest decreased during the current period due to a change in the sales mix resulting in fewer waterfront parcel sales (which traditionally have supported higher retail sales prices).

The number of parcels sold in the Rocky Mountains region decreased during the current period due to less sales from the Company's Montana and Colorado properties, partially offset by more sales in Idaho. The average sales price per parcel in the Rocky Mountains region increased during the current quarter primarily due to the sale of larger acreage tracts in two recently acquired projects located in Colorado.

The number of parcels sold in the Midwest decreased during the current period due to less sales from the Company's Tennessee properties.

In the Southeast, the Company sold fewer, more expensive parcels from its North Carolina and South Carolina waterfront properties during the current period.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand.

The decrease in the average gross margin for the Land Division from 57% for the quarter last year to 47% for the current quarter was attributable to
(i) an overall reduction in gross margins in the Rocky Mountains region from 60% for the quarter last year to 48% for the current quarter (ii) a reduction in gross margins in the Company's New Mexico property from 57% for the quarter last year to 35% for the current quarter and (iii) a reduction in gross margins for certain parcels in Mid-Atlantic and Southeast regional projects which neared sell-out. The Company sold a bulk parcel during the current quarter in the Southeast for $450,000 which generated a loss of approximately $25,000. This Southeast parcel was originally intended to be the final phase of a multi-phase lake development which was acquired by the Company prior to the formation of the Investment Committee in the late 1980's. See Investment Committee discussion below. The Company elected to sell the parcel in bulk at a loss rather than continue the capital intensive development along with sales efforts on a retail basis. Management believes that selling this property on a retail basis would have prolonged the sellout period, subjected the Company to additional carrying costs and produced marginal operating profits.

The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $2.3 million of net inventory in the Northeast. In addition, the Company has experienced lower gross margins during the current period in the Rocky Mountains region (which includes Colorado, Idaho and Montana) due to less sales from property in Montana where gross margins have historically exceeded the Company historical average of 55%. The reduction in sales volume from Montana property was offset by larger acreage parcel sales from Colorado projects. The Company has experienced gross margins generally ranging from 40% to 50% on its Colorado projects and gross margins are generally not expected to exceed this range on the remaining Colorado inventories. The Company also owns a land property in New Mexico (classified under the Southwest region in the earlier tables). The Company expects the multi-phase project to generate an average gross margin of 43% over its sellout. No assurances can be given that the Company can maintain historical or anticipated gross margins.

RESORTS DIVISION

During the third quarter of fiscal 1996 and 1995, sales of timeshare intervals contributed $4.4 million or 18% and $1.2 million or 6%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Accordingly, the application of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions).

                                                                             THREE MONTHS ENDED
                                                                       -----------------------------
                                                                         DECEMBER 31,     JANUARY 1,
                                                                                 1995           1995
                                                                       --------------  -------------
Number of intervals sold.......................................           488                    431
Average sales price per interval.....................................  $7,755                 $6,100
Gross margin.........................................................     65%                    59%

The number of timeshare intervals sold increased to 488 for the current quarter compared to 431 for the comparable quarter of the previous fiscal year. During the prior year, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During the current year quarter, 315 intervals were sold from the Gatlinburg resort and an additional 173 intervals were sold from the Company's second resort in
neighboring Pigeon Forge, Tennessee.   The reduction in interval sales
during the current quarter from the Company's Gatlinburg resort partially reflects adverse weather conditions in December combined with higher quarterly cancellations. When a contract is canceled in the same year as the related sale, all entries applicable to the sale are reversed and nonrecoverable selling expenses are charged to operations. When a contract is canceled in a year subsequent to the year in which the underlying sale is recorded, the outstanding balance, less recoverable costs, is charged to the reserve for loan losses. The Company provides for losses on contracts receivable through a charge against earnings at the time of sale at a rate based upon historical cancellation experience.

Gross margins on interval sales increased from 59% for the third quarter of last year to 65% for the current quarter. The increase in gross margins from the Company's Gatlinburg, Tennessee resort was primarily due to the sales of intervals at higher prices which yielded higher gross margins. In the prior year, certain introductory pricing had been offered to prospective customers. In addition, average gross margins during the current quarter were favorably impacted by Pigeon Forge sales.

COMMUNITIES DIVISION

During the third quarter of fiscal 1996, the Company's Communities Division contributed $4.4 million in sales revenue, or approximately 19% of total consolidated revenues from the sale of real estate. During the third quarter of fiscal 1995, the Communities Division generated $2.7 million in sales revenue, or approximately 14% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.


                                 THREE MONTHS ENDED
                           ------------------------------
                           DECEMBER 31,        JANUARY 1,
                                   1995              1995
                           ------------        ----------
Number of homes/lots sold            53                26
Average sales price......       $83,690          $105,567
Gross margin.............           14%                3%

The reduction in the average sales price was primarily attributable to a greater number of lot-only sales in the current quarter. The $4.4 million in current quarter sales was comprised of 35 manufactured homes with an average sales price of $76,101, 7 site-built homes with an average sales price of $143,043, 10 sales of lots at an average sales price of $24,040 and one larger acreage Southwestern bulk lot sale for $530,320. The $2.7 million in prior year third quarter sales was comprised of 20 manufactured homes with an average sales price of $78,770 and 6 site-built homes with an average sales price of $194,887. The improvement in the gross margin is also attributable to the more dominant mix of lot-only sales, most heavily affected by the larger acreage bulk sale.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                                 THREE MONTHS ENDED DECEMBER 31, 1995
                   ---------------------------------------------------------------
GEOGRAPHIC REGION     LAND      COMMUNITIES      RESORTS         TOTAL        %
-----------------  -----------  -----------  ---------------  -----------  -------
Southwest........   $8,053,746   $1,531,623             $---   $9,585,369   40.1%
Rocky Mountains..    1,830,557      112,900              ---    1,943,457    8.1%
Midwest..........    1,637,088          ---        4,416,910    6,053,998   25.3%
Southeast........    2,327,800    2,791,032              ---    5,118,832   21.3%
Northeast........      332,225          ---              ---      332,225    1.4%
Mid-Atlantic.....      864,782          ---              ---      864,782    3.6%
Canada...........       36,142          ---               --       36,142     .2%
                   -----------  -----------  ---------------  -----------  ------
Totals...........  $15,082,340   $4,435,555       $4,416,910  $23,934,805  100.0%
                   ===========  ===========  ===============  ===========  ======


                                 THREE MONTHS ENDED JANUARY 1, 1995
                   ---------------------------------------------------------------
GEOGRAPHIC REGION     LAND      COMMUNITIES      RESORTS         TOTAL        %
-----------------  -----------  -----------  ---------------  -----------  -------
Southwest........   $7,832,866     $142,790              $---   $7,975,656   41.4%
Rocky Mountains..    2,662,303      719,876               ---    3,382,179   17.6%
Midwest..........    1,869,865          ---         1,208,448    3,078,313   16.0%
Southeast........    1,541,004    1,882,064               ---    3,423,068   17.8%
Northeast........      499,000          ---               ---      499,000    2.6%
Mid-Atlantic.....      877,243          ---               ---      877,243    4.5%
Canada...........       18,540          ---               ---       18,540     .1%
                   -----------  -----------  ----------------  -----------  ------
Totals...........  $15,300,821   $2,744,730        $1,208,448  $19,253,999  100.0%
                   ===========  ===========  ================  ===========  ======

Interest income decreased 25% to $1.5 million for the third quarter of fiscal 1996 compared to $2.0 million for the same quarter of fiscal 1995. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from each category of asset for the periods indicated.



                                                 THREE MONTHS ENDED
                                              ------------------------
                                              DECEMBER 31,  JANUARY 1,
INTEREST INCOME AND OTHER:                            1995        1995
--------------------------                    ------------  ----------
Receivables held and servicing fees
  from whole-loan sales.....................    $1,039,627  $1,241,915
Securities retained in connection with REMIC
  financings including REMIC servicing fee..       324,841     637,529
Cash and cash equivalents...................       118,384      94,964
                                              ------------  ----------
Totals......................................    $1,482,852  $1,974,408
                                              ============  ==========

The Company completed its most recent REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. The Company recorded a pre-tax gain of $1.1 million on the 1995 REMIC transaction during the second quarter of fiscal 1996. As a result of the REMIC transaction, the Company recognized less interest income during the current quarter due to both lower (i) average Receivables held and (ii) average securities held

(due to the retirement of securities issued pursuant to the Company's 1992 REMIC). See also Note 6 to the Consolidated Financial Statements included under Part I, Item 1.

S,G&A expense totaled $9.3 million and $8.2 million for the three months ended December 31, 1995 and January 1, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with corresponding growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses decreased from 43% for the quarter last to 39% for the current year quarter. The reduction as a percent of sales was largely the result of lowering certain corporate general and administrative expenses and Land Division S,G&A expenses, offset by an increase in S,G&A expenses for the Communities and Resorts Division.

Interest expense totaled $1.3 million and $1.6 million for the third quarter of fiscal 1996 and 1995, respectively. The decrease in interest expense for the current period was primarily attributable to an increase in the amount of interest capitalized to inventory for each period. The Company capitalized interest totaling $206,000 during the three months last year, compared to $654,000 for the three months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sellout periods. The favorable impact from the increased capitalized interest was partially offset by higher interest expense on average outstanding debt for the current quarterly period. Although the average indebtedness remained relatively level between periods ($70.4 million for the current quarter versus $70.2 million for the prior year quarter), the average interest rate increased. The average interest rate increased due to a rise in the prime lending rate. (Approximately 50% of the Company's outstanding indebtedness is variable rate tied to the prime lending rate.)

The Company recorded provisions for loan losses totaling $120,000 and $187,000 for the three months ended December 31, 1995 and January 1, 1995, respectively. During the third quarter of fiscal 1996 and 1995, the Company charged-off $172,000 and $195,000, respectively, to its reserve for loan losses.

Income from consolidated operations was $1.6 million and $1.4 million for the three months ended December 31, 1995 and January 1, 1995, respectively. The improvement for the current quarter was primarily the result of increased sales of real estate, partially offset by lower gross margins and lower net interest spread. Net interest spread, which represents the difference between interest income and interest expense, decreased by approximately $136,000.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the third quarters of fiscal 1996 and 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for both the quarters ended December 31, 1995 and January 1, 1995.

Net income was $985,000 and $882,000 for the three months ended December 31, 1995 and January 1, 1995, respectively.

RESULTS OF OPERATIONS.

Nine months Ended - December 31, 1995

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the nine months ended December 31, 1995 and January 1, 1995.




                                                       (DOLLARS IN THOUSANDS)
                                                NINE MONTHS ENDED DECEMBER 31, 1995
                         -----------------------------------------------------------------------------------
                               LAND                COMMUNITIES          RESORTS                  TOTAL
                         ----------------        ---------------    ---------------        -----------------
Sales of real estate...  $60,148  100.0%         $11,814  100.0%    $9,871    100.0%       $81,834    100.0%

Cost of real estate
sold...................   28,994   48.2%          10,282   87.0%     3,268     33.1%        42,545     52.0%
                         -------  ------         -------  ------    ------  --------       -------    -----
Gross profit...........   31,154   51.8%           1,532   13.0%     6,603     66.9%        39,289     48.0%
Field selling, general
and administrative
expense (1)............   18,180   30.2%           2,190   18.5%     5,889     59.7%        26,259     32.1%
                         -------  ------         -------  ------    ------  --------       -------    -----
Field operating profit
(loss) (2).............  $12,974   21.6%         $  (658)  (5.5)%   $  714      7.2%       $13,030     15.9%
                         =======  ======         =======  =======   ======  ========       =======    =====


                                                    (DOLLARS IN THOUSANDS)
                                                NINE MONTHS ENDED JANUARY 1, 1995
                         --------------------------------------------------------------------------------
                               LAND             COMMUNITIES            RESORTS               TOTAL
                         ---------------     -----------------  --------------------  -------------------
Sales of real estate...  $54,597  100.0%     $9,014     100.0%     $3,071     100.0%    $66,682    100.0%

Cost of real estate
sold...................   23,356   42.8%      7,972      88.4%      1,070      34.8%     32,398     48.6%
                         -------  ------     ------     ------     ------    -------  ---------  --------
Gross profit...........   31,241   57.2%      1,042      11.6%      2,001      65.2%     34,284     51.4%
Field selling, general
and administrative
expense (1)............   16,958   31.1%      1,230      13.7%      2,208      71.9%     20,396     30.6%
                         -------  ------     ------     ------     ------    -------  ---------  --------
Field operating profit
(loss) (2).............  $14,283   26.1%     $ (188)    ( 2.1)%    $ (207)   (  6.7)%   $13,888     20.8%
                         =======  ======     ======     ======     ======    =======  =========  ========

----------------------
(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2)  The tables presented above outline selected financial data.
     Accordingly, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 23% to $81.8 million for the nine months ended December 31, 1995 compared to $66.7 million for the nine months ended January 1, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

LAND DIVISION

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Accordingly, the application of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions).


                                           NINE MONTHS ENDED
                                        ------------------------
                                        DECEMBER 31,  JANUARY 1,
                                                1995        1995
                                        ------------  ----------
Number of parcels sold................         1,618       1,761

Average sales price
per parcel............................       $34,619     $31,004

Average sales price per parcel excluding
a large acreage bulk sale in each of the
Rocky Mountains and Southeast regions
in the current period.................       $32,837     $31,004

Gross margin..........................            52%         57%

The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.


                                     NINE MONTHS ENDED
                   ------------------------------------------------------
                       DECEMBER 31, 1995          JANUARY 1, 1995
                   -------------------------  ---------------------------
                                   AVERAGE                      AVERAGE
                     NUMBER OF   SALES PRICE   NUMBER OF      SALES PRICE
GEOGRAPHIC REGION  PARCELS SOLD   PER PARCEL  PARCELS SOLD     PER PARCEL
-----------------  ------------  -----------  ------------    -----------
Southwest........           733      $37,475           750        $36,046
Rocky Mountains..           202      $49,339           238        $33,458
Midwest..........           222      $31,201           266        $26,635
Southeast........           170      $37,007           225        $28,438
Northeast........            96      $12,727            86        $22,921
Mid-Atlantic.....           180      $22,021           183        $21,917
Canada...........            15      $11,674            13        $10,313
                   ------------  -----------   -----------    -----------
Totals...........         1,618      $34,619         1,761        $31,004
                   ============                ===========

The decrease in the parcels sold in the Southwest during the current year was attributable to a shortage of ready-to-market property during the first fiscal quarter (the second and third quarters of fiscal 1996 yielded more parcel sales than the comparable prior year period).

The number of parcels sold in the Rocky Mountains region decreased during the current period due to less sales from the Company's Montana property, partially offset by more sales from the Colorado and Idaho properties. The average sales price per parcel in the Rocky Mountains region increased during the current nine month period due to the sale of larger acreage tracts in two recently acquired projects located in Colorado. In addition, during the nine months ended December 31, 1995, the average sales price was affected by a single bulk sale constituting approximately 8,300 acres in Colorado for $2.5 million. The average sales price per parcel in the Rocky Mountains region, excluding the $2.5 million bulk sale, was $ 37,146.

The number of parcels sold in the Midwest decreased during the current period due to less sales from the Company's Tennessee properties, however, the average sales price per parcel increased. During the prior year, certain promotional pricing was offered to customers in connection with the introduction of two water-front properties (primarily during the first quarter of last year).

The number of parcels sold in the Southeast decreased because of slow sales in a new project in South Carolina during the first quarter of fiscal 1996. This was partially offset by higher sales of more expensive parcels from the Company's North Carolina property.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand.

The decrease in the average gross margin for the Land Division from 57% for the nine months last year to 52% for the current nine month period was attributable to (i) the $2.5 million Colorado bulk sale which yielded a gross margin of 40%, (ii) an overall reduction in gross margins in the Rocky Mountains region from 59% for the nine month period last year to 50% for the current year, (iii) a reduction in gross margins for certain parcels in Mid-Atlantic and Southeast regional projects which neared sell-out and (iv) a greater number of parcel sales in the Northeast where the Company has experienced little to no gross profits.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $2.3 million of net inventory in the Northeast. In addition, the Company has experienced lower gross margins during the current year in the Rocky Mountains region (which includes Colorado, Idaho and Montana) due to a temporary shortage of ready-to-market property in Montana where gross margins have historically exceeded the Company's historical average of 55%. The reduction in sales volume from Montana property was offset by an increased number of larger acreage parcel sales from Colorado projects. The Company has experienced gross margins generally ranging from 40% to 50% on its Colorado projects and gross margins are generally not expected to exceed this range on the remaining Colorado inventories. The Company also owns a land property in New Mexico (classified under the Southwest region in the earlier tables). The Company expects the multi-phase project to generate an average gross margin of 43% over its sellout. No assurances can be given that the Company can maintain historical or anticipated gross margins.

RESORTS DIVISION

During the nine month periods of fiscal 1996 and 1995, sales of timeshare intervals contributed $9.9 million or 12% and $3.1 million or 5%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Accordingly, the application of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions).

                                              NINE MONTHS ENDED
                                          -------------------------
                                          DECEMBER 31,   JANUARY 1,
                                             1995           1995
                                            ------         ------
Number of intervals sold.................    1,340            829

Average sales price per interval.........   $7,611         $6,430

Gross margin.............................       67%            65%

The number of timeshare intervals sold increased to 1,340 for the current nine month period compared to 829 for the comparable nine month period of the previous year. During the prior year, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During the current nine month period, 1,088 intervals were sold from the Gatlinburg resort and an additional 252 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee.

Gross margins on interval sales increased from 65% for the nine month period last year to 67% for the current year nine month period. The increase in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to sales at higher prices which yielded higher gross margins, partially offset by additional development costs incurred on unit construction and certain amenities of the project. In the prior year, certain introductory pricing had been offered to prospective customers. In addition, average gross margins were favorably impacted by Pigeon Forge sales which commenced in the second fiscal quarter of fiscal 1996.


COMMUNITIES DIVISION

During the nine month period of fiscal 1996, the Company's Communities Division contributed $11.8 million in sales revenue, or approximately 14% of total consolidated revenues from sales of real estate. During the nine month period of fiscal 1995, the Communities Division generated $6.3 million in sales revenue, or approximately 14% of total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.


                                   NINE MONTHS ENDED
                           ------------------------------
                           DECEMBER 31,        JANUARY 1,
                                   1995              1995
                           ------------  ----------------
Number of homes/lots sold           149               106

Average sales price......       $79,289           $85,037

Gross margin.............           13%               12%

The $11.8 million in current year sales was comprised of 89 manufactured homes with an average sales price of $74,119, 19 site-built homes with an average sales price of $200,941, 40 sales of lots-only at an average sales price of $21,732 and one larger acreage Southwestern bulk lot sale for $530,320. The $9.0 million in prior year sales was comprised of 96 manufactured homes with an average sales price of $74,608 and 10 site-built homes with an average sales price of $185,160.

The increase in the average gross margin from 12% for the prior year nine month period to 13% for the current nine month period reflects a more dominant mix of lot-only sales, most heavily affected by one larger acreage bulk sale. This was partially offset by a change in the product mix to include a greater number of manufactured home sales from a project located in the Southeast. This Southeastern project yielded lower gross margins than the Company's manufactured home project in the Rocky Mountains region which currently nears sell-out but was at the height of marketing efforts during the nine months of last year.

The tables set forth below outline sales by geographic region and division for the nine months ended on the dates indicated.

                                  NINE MONTHS ENDED DECEMBER 31, 1995
                   --------------------------------------------------------------
GEOGRAPHIC REGION         LAND  COMMUNITIES           RESORT        TOTAL       %
-----------------  -----------  -----------  ---------------  -----------  ------
Southwest........  $30,135,056   $2,573,405             $---  $32,708,461   39.9%
Rocky Mountains..    9,966,520      397,317              ---   10,363,837   12.7%
Midwest..........    7,739,757          ---        9,871,343   17,611,100   21.5%
Southeast........    6,626,649    8,843,326              ---   15,469,975   18.9%
Northeast........    1,221,765          ---              ---    1,221,765    1.5%
Mid-Atlantic.....    4,283,630          ---              ---    4,283,630    5.3%
Canada...........      175,114          ---              ---      175,114     .2%
                   -----------  -----------  ---------------  -----------  ------
Totals...........  $60,148,491  $11,814,048       $9,871,343  $81,833,882  100.0%
                   ===========  ===========  ===============  ===========  ======

                                     NINE MONTHS ENDED JANUARY 1, 1995
                   ----------------------------------------------------------------
GEOGRAPHIC REGION         LAND  COMMUNITIES            RESORT         TOTAL       %
-----------------  -----------  -----------  ----------------  ------------  ------
Southwest........  $27,034,869     $825,067              $---   $27,859,936   41.8%
Rocky Mountains..    7,962,946    3,248,664               ---    11,211,610   16.7%
Midwest..........    7,084,844          ---         3,071,240    10,156,084   15.2%
Southeast........    6,398,532    4,940,206               ---    11,338,738   17.1%
Northeast........    1,971,200          ---               ---     1,971,200    3.0%
Mid-Atlantic.....    4,010,722          ---               ---     4,010,722    6.0%
Canada...........      134,068          ---               ---       134,068     .2%
                   -----------  -----------  ----------------  ------------  ------
Totals...........  $54,597,181   $9,013,937        $3,071,240   $66,682,358  100.0%
                   ===========  ===========  ================  ============  ======

Interest income increased 13% to $5.8 million for the nine month period of fiscal 1996 compared to $5.2 million for the nine month period of fiscal 1995. The Company's interest income is earned from its mortgage note receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. Interest income for each period was also affected by the sale of receivables in REMIC transactions. The table set forth below outlines interest income earned from each category of asset for the periods indicated.


                                                 NINE MONTHS ENDED
                                              ------------------------
                                              DECEMBER 31,  JANUARY 1,
INTEREST INCOME AND OTHER:                            1995        1995
--------------------------                    ------------  ----------
Receivables held and servicing fees
  from whole-loan sales.....................    $3,096,118  $3,286,941
Securities retained in connection with REMIC
  financings including REMIC servicing fee..     1,262,665   1,891,644
Gain (loss) on REMIC transaction............     1,119,572    (411,300)
Cash and cash equivalents...................       368,726     413,805
                                              ------------  ----------
Totals......................................    $5,847,081  $5,181,090
                                              ============  ==========

The Company completed its most recent REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or held by the Company or pledged to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. The Company recorded a pre-tax gain of $1.1 million on the 1995 REMIC transaction. The current year REMIC gain was partially offset by reduced interest income due to lower (i) average securities held for the period (due to the retirement of securities issued pursuant to the Company's 1992 REMIC) (ii) average Receivables held for the period and (iii) average cash and cash equivalents. The Company recorded a loss of $411,300 in connection with the 1994 REMIC transaction completed in May, 1994. See also Note 6 to the Consolidated Financial Statements included under Part I, Item 1.

S,G&A expense totaled $31.4 million and $26.7 million for the nine months ended December 31, 1995 and January 1, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with corresponding growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses decreased from 40% for the nine months last year to 38% for the current nine month period. The decrease as a percent of sales was largely the result of lowering certain corporate general and administrative expenses and Land Division S,G&A epenses, offset by an increase in S,G&A expenses for the Communities Division.

Interest expense totaled $5.1 for both the nine month periods of fiscal 1996 and 1995, respectively. While the Company capitalized to inventory approximately $811,000 more in interest expense during the current year, this was offset by increased interest expense on higher average outstanding indebtedness. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sellout periods. The average interest rate increased due to a rise in the prime lending rate. (Approximately 50% of the Company's outstanding indebtedness is variable rate tied to the prime lending rate.)

The Company recorded provisions for loan losses totaling $500,000 and $602,000 for the nine months ended December 31, 1995 and January 1, 1995, respectively. During the nine month periods of fiscal 1996 and 1995, the Company charged-off $462,000 and $516,000 respectively, to its reserve for loan losses.

Income from consolidated operations was $8.1 million and $7.1 million for the nine months ended December 31, 1995 and January 1, 1995, respectively. The improvement for the current year was primarily the result of increased sales of real estate, partially offset by lower gross margins. Furthermore, net interest spread (representing the difference between interest income and interest expense) increased by approximately $613,000.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the nine months of fiscal 1996 and 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for both the nine months ended December 31, 1995 and January 1, 1995.

Net income was $4.9 million and $4.3 million for the nine months ended December 31, 1995 and January 1, 1995, respectively.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings have been previously described in Item 1 under the caption "Business - Regulation" and Item 3 under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1995. There has been no material change in the status of such proceedings from the descriptions provided herein.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

         Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PATTEN CORPORATION
                                                (Registrant)



Date:  February 14, 1996            By:  /S/ GEORGE F. DONOVAN
                                         -------------------------------------
                                         George F. Donovan
                                         President and
                                         Chief Executive Officer


Date:  February 14, 1996            By:  /S/ ALAN L. MURRAY
                                         -------------------------------------
                                         Alan L. Murray
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)