Form 10-K
period 1996-03-31
BLUEGREEN CORP
filed 1996-06-25
CIK 778946

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                                        OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                                     ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19292

                              BLUEGREEN CORPORATION
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

       Registrant's telephone number, including area code: (561) 361-2700

Securities Registered Pursuant to Section 12(b) of the Act:

                     Title of each class                     Name of each exchange on which registered

Common Stock, $.01 par value                                 New York Stock Exchange, Pacific Stock Exchange

8.25% Convertible Subordinated Debentures due 2012           New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $71,744,730 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 3, 1996 ($4.125 per share). The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at $8.24 per share and includes 1,192,947 shares of Common Stock held by Franklin Resources, Inc. or its wholly-owned subsidiaries ("Franklin"). Shares held by Franklin are based on the most recent Form 13G filed with the Securities and Exchange Commission.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,541,089 shares of Common Stock, $.01 par value, outstanding as of June 3, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Specifically identified portions of the Company's 1996 Annual Report to Shareholders are incorporated by reference into Part II hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on July 25, 1996 are incorporated by reference into Part III hereof.










                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                       PART I               PAGE
Item 1. BUSINESS
                  Summary..................................................... 1
                  Acquisition of Inventory ................................... 3
                  Marketing and Sale of Inventory............................. 5
                  Customer Financing.......................................... 9
                  Loan Underwriting...........................................10
                  Collection Policies.........................................11
                  Sales of Receivables/Pledging of Receivables................12
                  Receivables Servicing.......................................13
                  Customer Service............................................13
                  Regulation..................................................13
                  Competition.................................................14
                  Personnel...................................................14
                  Executive Officers of the Company...........................14

Item 2. PROPERTIES............................................................16

Item 3. LEGAL PROCEEDINGS.....................................................16

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER........16
             MATTERS

Item 6.  SELECTED FINANCIAL DATA..............................................17

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................18

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................18

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................18

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................18

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......18

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................19

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....19

Signatures....................................................................21

Exhibit Index.................................................................22

                                     PART I

Item 1.  BUSINESS.

Summary

Bluegreen Corporation, together with its subsidiaries (the "Company"), is the successor to a real estate business that was formed as a sole proprietorship in 1966 and incorporated in 1976. As approved at a special meeting of the Company's shareholders held in February, 1996, the Company changed its name from Patten Corporation to Bluegreen Corporation in March, 1996. The Company's real estate operations are currently managed under three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals, whereby fixed week intervals or undivided fee simple interests are sold in fully-furnished vacation units. The Communities Division is engaged in the sale of manufactured homes on residential land parcels at a North Carolina project as well as the sale of residential lots primarily in three additional southeastern projects.

The Land Division is segregated into two broad property types offered for sale to prospective customers: (i) land intended for near-term residential use and
(ii) land intended for general recreational use. Land intended for near-term residential use is fully improved which generally includes the provision for water, electricity and telephone as well as the construction of access roads leading to the subdivided lots. About half of the Company's residential properties are situated in locations that lend to their use as primary homesites while the remaining properties are proposed as vacation or secondary homesite subdivisions. General recreational property is typically used for hunting, fishing and camping or as a potential homesite in the longer-term.

The Company's Resorts Division, introduced in 1994, is responsible for the development, marketing and sale of three timeshare properties located in Gatlinburg, Tennessee; Pigeon Forge, Tennessee; and Myrtle Beach, South
Carolina. These resorts are the first in an intended series of timeshare properties to be located in regional family vacation destinations.

Under the Company's Communities Division, factory-built manufactured home and lot packages are marketed in a North Carolina development. In addition, residential lots from two other projects in North Carolina and a project in Orlando, Florida are being developed and sold. The North Carolina land inventories were acquired prior to the formation of the Investment Committee. See below. Sales of the North Carolina inventories are expected to yield gross margins lower than those historically experienced under the Land Division. Furthermore, the Company does not intend to expand its Communities related activities beyond the projects currently being marketed.

The Company's Land, Resorts and Communities divisions accounted for 75% ($84.9 million), 12% ($13.8 million) and 13% ($14.7 million), respectively, of consolidated sales of real estate for fiscal 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

Since 1989, all inventory acquisitions have required the prior approval of the Company's investment committee, which consists of certain executive officers of the Company (the "Investment Committee"). The Company seeks to reduce its cash outlay and risks by making small downpayments when contracting to acquire properties and by completing as many preparations for resale as possible before actually completing the purchase. The Company has historically acquired substantially all of the inventory it has placed under contract. Its downpayment and any preliminary development costs are the only amounts at risk if it fails to complete a purchase. See "Acquisition of Inventory" for additional information.

The Company seeks external sources of capital to fund its property acquisitions. Such sources generally consist of seller, bank or similar financial institution term financing. In addition, the Company has several secured lines-of-credit for the acquisition and development of its inventories. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report. The aggregate amount of inventory acquisition and development funded through term financing and lines-of-credit during fiscal 1996, fiscal 1995 and fiscal 1994 totaled $12.4 million or 18%, $23.1 million or 32% and $12.8 million or 33%, respectively.

The Company's continued growth depends upon obtaining outside sources of capital to finance new property purchases, fund operations, satisfy debt obligations and provide loans to purchasers of land parcels and timeshare vacation ownership intervals. In the past, the Company has funded its activities through various sources, including borrowings under secured and unsecured lines of credit, sales of notes receivables and the sale of debt and equity securities. These arrangements require the Company to comply with certain covenants and retain certain contingent liabilities. As of March 31, 1996, the Company had outstanding $34.7 million of 8.25% convertible subordinated debentures, $19.7 million in receivable-backed notes payable and $17.3 million in lines-of-credit and notes payable, with an aggregate weighted average interest rate on all such indebtedness of 9.2%. The Company anticipates that it will continue to require external sources of capital. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

The Company begins to market parcels under its Land Division as soon as practicable, with the sale of acquired properties typically being completed within nine to 24 months from closing of the acquisition. The holding period may be extended in areas where the subdivision approval process is more complex or in certain larger projects. Land Division sales were $84.9 million, $72.6 million and $60.3 million for fiscal 1996, 1995 and 1994, respectively.

To minimize the risk associated with holding its timeshare inventory, the Resorts Division sells vacation ownership intervals during construction. Resorts Division sales were $13.8 million and $5.9 million for fiscal 1996 and 1995, respectively. Marketing of the first timeshare resort commenced in fiscal 1995 and, accordingly, no sales occurred during fiscal 1994.

The Company seeks to minimize market exposure for inventory held by the Communities Division by limiting the number of factory-built homes that are purchased on a speculative basis. The Company attempts to obtain contracts for sales of homes prior to development. Communities Division sales were $14.7 million, $13.4 million and $3.1 million for fiscal 1996, 1995 and 1994, respectively.

For information on the Company's revenue recognition policy, see Note 1 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1996 Annual Report to Shareholders.

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. Sales of factory-built manufactured homes under the Communities Division are financed by third party lenders and, accordingly, the proceeds of such sales are received entirely in cash. The Company structures its sales and financing activities so that the purchase money mortgage arising from land sales and the contracts for deed from timeshare sales loans (the "Receivables") may be pledged or sold in separate financing transactions to provide liquidity for the Company. This liquidity allows the Company to continue to provide financing to its customers for the sale of land and vacation ownership intervals. During fiscal 1996, 1995 and 1994, the Company financed 26%, 24% and 34%, respectively, of its aggregate sales of real estate which closed during the period and received cash for the remaining amounts. See further discussion under "Customer Financing" and Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

The Receivables originated by the Company are typically pledged to financial institutions or sold in private placement transactions. In recent years, private placement Real Estate Mortgage Investment Conduit ("REMIC") financings have provided substantial capital resources to the Company. In these transactions,
(i) the Company sells or otherwise absolutely transfers a pool of mortgage loans to a newly-formed special purpose subsidiary, (ii) the subsidiary sells the mortgage loans to a trust in exchange for certificates representing the entire beneficial ownership in the trust and (iii) the subsidiary sells one or more senior classes of the certificates to an institutional investor in a private placement and retains the remaining certificates, which remaining certificates are subordinated to the senior classes. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

At March 31, 1996, the Company had 413 full-time and 36 part-time employees. The Company's executive offices are located at 5295 Town Center Road, Boca Raton, Florida 33486. Its telephone number at such address is (561) 361-2700.

The Company's  common stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange under the symbol "BXG." The Company's 8.25% convertible subordinated debentures due 2012 are also listed on the NYSE.

Acquisition of Inventory

In order to provide centralized and uniform controls on the type, location and amount of inventory that the Company acquires, all inventory acquisitions have required the approval of the Investment Committee since 1989. The Investment Committee is comprised of George F. Donovan, President and Chief Executive
Officer, Alan L. Murray, Treasurer and Chief Financial Officer, Daniel C. Koscher, Vice President, Director of Planning/Budgeting and Assistant Secretary and Patrick E. Rondeau, Vice President, Director of Legal Affairs and Clerk/Secretary (all of whom served as members of the Investment Committee during fiscal 1995 and fiscal 1996). The Investment Committee reviews each proposed acquisition to determine whether the property meets certain criteria. The Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. Since May 1990, sales of property approved by the Investment Committee have resulted in average gross margins in excess of 55%. No assurances can be given that future sales of property approved by the Investment Committee will yield comparable gross margins. Prior to the formation of the Investment Committee, the determination of whether to buy most properties was typically made by the Company's regional managers, together with one or more members of the Company's senior management.

Land Division
- -------------
The Land Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located within one to three hours of a major city, (ii) is suitable for subdivision, (iii) maintains attractive topographical features and (iv) will result in an acceptable profit margin and cash flow to the Company based upon anticipated resale value. Properties are generally subdivided for resale into parcels ranging in size from one to 35 acres. In fiscal 1996, the Company acquired over 16,000 acres in 13 separate transactions for a total purchase price of $14.9 million, or $929 per acre. These properties ranged in size from 46 to 6,200 acres. The 6,200 acres represented a property acquisition in Arizona. Seller, bank or similar financial institution financing of $9.6 million, or 64% of the $14.9 million total purchase price, was obtained.

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

Once an appropriate property is located, the Company begins performing due diligence procedures and enters into a purchase agreement with the seller. It is generally the Company's policy to advance only a small downpayment of 1% - 3% of the purchase price when signing a contract to acquire inventory and to limit the liquidated damages associated with such contracts to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until regulatory approvals for the subdivision and sale of at least the initial phase of the project have been obtained. While local approvals are being sought, the Company will, in certain instances, engage in test marketing of the subdivided parcels and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempt to pre-sell parcels, subject to closing its purchase of the property. When the necessary regulatory approvals have been received, the closing on the property occurs and the Company obtains title. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled.

By requiring, in most cases, that regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Company's Land Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding real estate and (iii) the risk of acquiring property that may not be suitable for sale. It also provides a source of available properties to meet customer demand. In certain instances, however, the Company has acquired properties and then held such properties until their prime marketing seasons.

As of March 31, 1996, the Land Division had aggregate downpayments of $233,000 associated with nine properties under contract for purchase. Such properties represent 7,982 acres with an aggregate purchase price of $8.9 million, or $1,114 per acre.

Prior to closing on a purchase of inventory, the Company's policy is to complete its own environmental assessment of the property. The purpose of the Company's assessment is to evaluate the impact the proposed subdivision will have on such items as flora and fauna, wetlands, endangered species, open space, scenic vistas, recreation, transportation and community growth and character. To obtain this information, the Company's acquisition specialists typically consult with various groups and agencies including the appropriate county and state planning agencies, environmental groups, state heritage programs, soil conservation agencies and forestry groups. If the Company's environmental assessment indicates that the proposed subdivision meets environmental criteria and complies with zoning, building, health and other laws, the Company develops a formal land use plan, which forms a basis for determining an appropriate acquisition price. The Company attempts, where possible, to accommodate the existing topographical features of the land, such as streams, hills, wooded areas, stone walls, farm buildings and roads. Prior to closing on an acquisition, the Company will typically have the property surveyed by a professional surveyor and have soil analyses conducted to determine the suitability of the site for septic systems. At closing, the Company obtains title insurance on the property.

Resorts Division
- ----------------
The Company's Resorts Division employs due diligence procedures similar to those used by the Land Division in locating property for future timeshare resorts. A full property review, including an environmental assessment, is presented to the Investment Committee for approval prior to purchase. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing attractions to determine the availability of a variety of recreational opportunities for prospective purchasers. While the Company's Land Division inventory is expected to turn frequently, the Company anticipates that each of its timeshare resorts will generally have a sell-out term in excess of five years. During fiscal 1996, the Company purchased land in Myrtle Beach, South Carolina for the development of a timeshare resort. The total purchase price was $3.5 million. In each of fiscal 1994 and fiscal 1995, the Company acquired a property in eastern Tennessee for development of timeshare resorts.

Communities Division
- --------------------
During fiscal 1996, the Company purchased one parcel for $507,000 located in Orlando, Florida. To date, the lots from this project have been sold to a home builder (versus sold on a retail basis which is typical to the Company's Land Division). The balance of the land supporting the other residential subdivisions managed under the Communities Division was acquired by the Company in the late 1980's and is primarily comprised of three properties in North Carolina. The
Company entered into the housing industry during fiscal 1994, primarily as a means to accelerate lot sales of these older projects. The Company does not intend to expand its communities related activities beyond the projects currently being marketed.

The Company's net inventory as of March 31, 1996 and April 2, 1995 summarized by division and classified by major geographic region is set forth in the tables to follow.






                                                       March 31, 1996
                           ------------------------------------------------------------------------

Geographic Region                   Land          Resorts(1)      Communities(2)        Total
- -----------------                   ----          ----------      ---------------       -----
Southwest...........            $15,118,191       $       ---           $ 142,790     $15,260,981
Rocky Mountains .....             9,299,344               ---              50,800       9,350,144
West ................             5,923,972               ---                 ---       5,923,972
Midwest..............             6,293,008        10,839,389                 ---      17,132,397
Southeast............             2,252,239         5,189,815          13,983,521      21,425,575
Northeast............             1,982,895               ---                 ---       1,982,895
Mid-Atlantic.........             2,490,025               ---                 ---       2,490,025
Canada...............                29,025               ---                 ---          29,025

Totals...............           $43,388,699       $16,029,204        $ 14,177,111     $73,595,014



                                                        April 2, 1995
                           ------------------------------------------------------------------------

Geographic Region                   Land          Resorts(1)      Communities(2)        Total
- -----------------                   ----          ----------      ---------------       -----
Southwest............           $16,643,459        $      ---         $ 1,115,914     $17,759,373
Rocky Mountains .....             9,308,069               ---             433,933       9,742,002
West ................                   ---               ---                 ---             ---
Midwest..............             7,671,471         5,240,911                 ---      12,912,382
Southeast............             2,755,756               ---          11,575,971      14,331,727
Northeast............             3,044,966               ---                 ---       3,044,966
Mid-Atlantic.........             4,280,951               ---                 ---       4,280,951
Canada...............               273,349               ---                 ---         273,349

Totals...............           $43,978,021        $5,240,911         $13,125,818     $62,344,750


(1) Resorts Division inventory as of March 31, 1996, includes land inventory of $6.1 million and $9.9 million of unit construction-in-progress. Resorts Division inventory as of April 2, 1995, includes land inventory of $2.3 million and $2.9 million of unit construction-in-progress.

(2) Communities Division inventory as of March 31, 1996, includes land inventory of $10.5 million and $3.7 million of housing unit construction-in-progress. Communities Division inventory as of April 2, 1995, includes land inventory of $9.9 million and $3.2 million of housing unit construction-in-progress.

The increase in the Company's net inventory creates certain risks associated with the holding of real estate. In the event that the market for real estate or the economy in general experiences a downturn in the Company's markets of operations, the Company's ability to sell inventory at current rates of sales could be materially adversely affected. If inventory is not sold as planned, the Company will incur additional carrying costs. For further information on the Company's inventory holdings, see "Uses of Capital" under Management's Discussion and Analysis of Financial Condition which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

Marketing and Sale of Inventory

Land Division
- -------------
In general, as soon as a property has been acquired and during the time period that appropriate improvements are being completed, the Company establishes selling prices for the individual parcels taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage and natural features such as lakes, mountains, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of parcels in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee.

The most widely used marketing technique is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property. The Company also advertises its land properties in local newspapers. A sales representative who is knowledgeable about the property answers each inquiry, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determine whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective customers inspect a property before purchasing. The Land Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. During fiscal 1996, the Land Division incurred $6.0 million in advertising expense, or 7% of its sales of real estate.

The success of the Company's marketing efforts depends heavily on the knowledge and experience of its sales personnel (substantially all of whom are employees of the Company). The Company requires that, prior to initiating the marketing effort for a property, every sales representative walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by an executive officer of the Company. Additionally, the sales staff is evaluated against performance standards established by the executive officers of the Company. Substantially all of a sales representative's compensation is commission-based.

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

After deciding to purchase a parcel, the buyer enters into a contract and pays the Company a deposit of at least 10% of the purchase price. It is the Company's policy to give purchasers the right to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a land sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a land sale, the Company typically delivers a warranty deed and a recent survey of the property to the buyer. Title insurance is available at the purchaser's expense.

The table to follow sets forth certain information regarding sales of parcels by the Land Division for the periods indicated.


                                                                       Years Ended
                                                     ------------------------------------------------

                                                         March 31,       April 2,       March 27,
                                                           1996            1995            1994
                                                           ----            ----            ----
Number of parcels sold................................       2,347         2,397         2,489

Average sales price per parcel........................     $34,856       $30,969       $25,511

Average  sales price per parcel excluding a large
acreage bulk sale in each of the Rocky Mountains
and Southeast regions in the most recent year.........     $33,628        $30,969       $25,511

Gross margin..........................................        51%            57%           52%


Certain sales have been deferred under percentage of completion accounting. See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

The table to follow sets forth the number of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal years indicated.




                                                                 Years Ended
                        ------------------------------ -------------------------------- -------------------------------
                                March 31, 1996                  April 2, 1995                   March 27, 1994
                                --------------          -       -------------                   --------------
                                           Average                        Average                          Average
                           Number of     Sales Price     Number of      Sales Price        Number of     Sales Price
Geographic Region        Parcels Sold     Per Parcel    Parcels Sold     Per Parcel      Parcels Sold    Per Parcel

Southwest.........                1,117     $  37,489            1,107       $ 34,999               940      $ 27,140
West..............                   19     $ 138,347              ---       $    ---               ---      $    ---
Rocky Mountains.                    297     $  44,524              339       $ 32,033               242      $ 34,180
Midwest...........                  334     $  27,451              317       $ 28,740               437      $ 22,767
Southeast.........                  223     $  36,925              289       $ 28,311               376      $ 26,537
Northeast.........                  106     $  12,472              113       $ 19,382               115      $ 17,687
Mid-Atlantic......                  236     $  21,951              215       $ 23,136               367      $ 20,700
Canada............                   15     $  11,674               17       $ 10,160                12      $ 13,037

Totals............                2,347     $  34,856            2,397       $ 30,969             2,489      $ 25,511


For further information on sales attributable to the Company's Land Division, see "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

Resorts Division
- ----------------
The Company requires its sales staff to provide each timeshare customer with a written disclosure statement regarding the real estate to be sold prior to the time the customer signs a purchase agreement. A public disclosure statement sets forth relevant information with respect to vacation ownership at the resort and is signed by every purchaser. The Company believes that the information statement contains all material and relevant information a customer requires to make an informed decision as to whether or not to purchase.

After deciding to purchase a vacation ownership interval, the buyer enters into a contract and pays the Company a deposit of at least 10% of the purchase price. It is the Company's policy to give all purchasers the right to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. Substantially all timeshare purchasers visit the resort prior to purchasing.

In the marketing and sale of timeshare intervals, the Company generally targets family households in the middle income bracket who prefer outdoor recreational activities at destination locations. The division employs various programs to reach its target market. The primary means of marketing existing timeshare property is through direct mail mini-vacation invitations. The division provides hotel accommodations to prospective purchasers at reduced prices in exchange for them touring the timeshare resort. Timeshare resorts are staffed with, among others, sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company sponsored training. During fiscal 1996, total advertising expense for the Resorts Division was $3.4 million or 25% of the division's $13.8 million in sales.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated. Certain sales have been deferred under percentage of completion accounting. See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

                                                         Years Ended
                                       ----------------------------------------
                                          March 31,    April 2,     March 27,
                                             1996        1995          1994
                                             ----        ----          ----
Number of intervals sold.................    1,865        952            ---

Average sales price per interval
interval................................    $7,325     $7,119       $    ---

Gross margin............................       67%        62%            ---

The number of timeshare intervals sold increased to 1,865 during fiscal 1996 compared to 952 for fiscal 1995. During fiscal 1995, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During fiscal 1996, 1,374 intervals were sold from the Gatlinburg resort, 484 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee and seven intervals were sold from the Company's resort in Myrtle Beach, South Carolina.

The Company's resort in Gatlinburg, Tennessee consists of a combination of single-family detached chalet units and apartment-like villa units. The Company's resort in Pigeon Forge, Tennessee is expected to include sixteen buildings containing apartment-like villa units. The Myrtle Beach resort, which is the newest of the Company's resorts, is expected to consist of three buildings containing apartment-like villa units. The first building of the Myrtle Beach resort is currently under construction. The oceanfront building is planned to include 114 units. Each of the Company's three resorts is expected to be marketed over at least the next four years.

Communities Division
- --------------------
The Company entered into the housing industry during fiscal 1994, primarily as a means to accelerate lot sales of certain older projects in certain markets. Marketing of home and lot packages is accomplished primarily through a combination of print media, supplemented by television advertising. During fiscal 1996, total advertising expense for the division was $532,000 or 4% of the division's $14.7 million in sales. The Company works with its home purchasers in obtaining conventional bank financing through local institutions, and accordingly, all such sales are received in cash. The closing on a home sale typically occurs two to six months after payment of the deposit. Upon closing of a sale, the Company delivers a warranty deed and a recent survey of the property to the buyer. Title insurance is available at the purchaser's expense.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                       Years Ended
                                       ----------------------------------------

                                          March 31,     April 2,     March 27,
                                             1996         1995         1994
                                          ---------     --------     --------
Number of homes/lots sold...............       206         133             44

Average sales price.....................   $71,546    $100,866        $70,044

Gross margin............................       10%         12%            12%

The $14.7 million in fiscal 1996 sales was comprised of 114 manufactured homes with an average sales price of $75,232, 20 site-built homes with an average sales price of $198,592, 71 sales of lots-only at an average sales price of $23,279 and one larger acreage Southwestern bulk lot sale for $530,320. The $13.4 million in fiscal 1995 sales was comprised of 110 manufactured homes with an average sales price of $77,243 and 23 site-built homes with an average sales price of $213,640. Substantially all of the $3.1 million in fiscal 1994 sales was comprised of manufactured homes. The Company does not intend to expand its communities related activities beyond the projects currently being marketed.

Total Sales
- -----------
During fiscal 1996, sales attributable to the Company's Land, Resorts and Communities divisions comprised $84.9 million or 75%, $13.8 million or 12% and $14.7 million or 13%, respectively, of total consolidated revenues from sales of real estate.

The tables to follow set forth sales by geographic region and division for the years indicated.




                                                     Year Ended March 31, 1996
                          --------------------------------------------------------------------------------
Geographic Region              Land            Resorts         Communities           Total            %
Southwest............        $43,457,483       $      ---      $ 2,734,570       $ 46,192,053       40.7%
West.................          2,628,600              ---              ---          2,628,600        2.3%
Rocky Mountains .....         13,223,744              ---          409,817         13,633,561       12.0%
Midwest..............          9,981,574       13,825,162              ---         23,806,736       21.0%
Southeast............          8,569,869              ---       11,594,167         20,164,036       17.8%
Northeast............          1,321,982              ---              ---          1,321,982        1.2%
Mid-Atlantic.........          5,500,146              ---              ---          5,500,146        4.8%
Canada...............            175,114              ---              ---            175,114         .2%

Totals...............        $84,858,512      $13,825,162      $14,738,554       $113,422,228      100.0%
                             ===========      ===========      ===========       ============      ======

                                                      Year Ended April 2, 1995
                          --------------------------------------------------------------------------------

Geographic Region              Land            Resorts       Communities           Total            %

Southwest............       $38,600,075       $       ---      $ 2,012,112      $ 40,612,187        44.2%
Rocky Mountains .....        10,859,280               ---        3,521,637        14,380,917        15.6%
Midwest..............         8,297,375         5,886,427              ---        14,183,802        15.4%
Southeast............         7,846,343               ---        7,881,426        15,727,769        17.1%
Northeast............         2,190,110               ---              ---         2,190,110         2.4%
Mid-Atlantic.........         4,654,483               ---              ---         4,654,483         5.1%
Canada...............           172,722               ---              ---           172,722          .2%

Totals...............        $72,620,388       $5,886,427      $13,415,175       $ 91,921,990      100.0%
                             ===========       ==========      ===========       ============      ======




                                                     Year Ended March 27, 1994
                          --------------------------------------------------------------------------------
Geographic Region              Land            Resorts       Communities           Total            %

Southwest............       $23,855,291     $      ---         $ 388,890      $24,244,181          38.2%
Rocky Mountains .....         8,069,444            ---           362,356        8,431,800          13.3%
Midwest..............        10,520,147            ---           125,716       10,645,863          16.8%
Southeast............         8,196,901            ---         1,780,995        9,977,896          15.7%
Northeast............         2,034,000            ---               ---        2,034,000           3.2%
Mid-Atlantic.........         7,474,934            ---           424,000        7,898,934          12.5%
Canada...............           156,438            ---               ---          156,438            .3%

Totals...............        $60,307,155    $      ---        $3,081,957      $63,389,112         100.0%
                             ===========    ==========        ==========      ===========         ======

Customer Financing

During fiscal 1996, 1995 and 1994, the Company financed 26%, 24% and 34%, respectively, of the aggregate purchase price of its sales of real estate to customers that closed during these periods and received cash for the remaining amounts. The increase in the percentage of sales financed by the Company from fiscal 1995 to fiscal 1996 is primarily attributable to an increase in timeshare sales over the same period; approximately 85% of timeshare sales have historically been internally financed by the Company as compared to 25% - 35% of land sales. Timeshare sales accounted for 12% of consolidated sales of real estate during fiscal 1996, compared to 6% of consolidated sales during fiscal 1995. The lower percentage of sales financed during fiscal 1995 compared to fiscal 1994 was primarily attributable to (i) an increased willingness on the part of certain local banks to extend more direct customer lot financing during fiscal 1995 and (ii) an increased amount of home sales in the revenue mix during fiscal 1995, the proceeds of which were received entirely in cash. Because of the increased willingness on the part of certain local banks to extend more direct customer lot financing since fiscal 1994, the Company recently introduced a fixed interest rate program directed at obtaining more land sales which are internally financed with the Company. The program has not materially increased internally financed land sales to date.

The Company believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of land and vacation ownership intervals through a single source and because downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

Land Division
- -------------
The Company offers financing of up to 90% of the purchase price to all purchasers of its properties who qualify for such financing. The term of repayment on the financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms and provide increased downpayments. Management believes such strategy has improved the quality of its notes receivable in recent years. A typical note receivable currently underwritten by the Company has a term of ten years, bears interest at a fixed interest rate or variable rate tied to the prime lending rate and is secured by a first lien on the land. During fiscal 1996, 29% of land purchasers qualified for, and received, Company financing. Such purchasers made an average downpayment of 22% of the purchase price.

Resorts Division
- ----------------
The Company also offers financing of up to 90% of the purchase price to its timeshare purchasers. During fiscal 1996, almost all timeshare purchasers elected to receive the Company's financing and provided an average downpayment of 16%. The typical financing extended by the Company on a timeshare interval provides for a term of seven years and a fixed interest rate. At the closing, the Company and the purchaser execute a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser.

Total Loans
- -----------
The weighted average interest rate on notes receivable was 12.4% at each March 31, 1996 and April 2, 1995. The table below sets forth additional information relating to the Company's notes receivable.


                                                                March 31, 1996       April 2, 1995
Notes receivable secured by land ......................           $ 26,243,222       $  37,089,481
Notes receivable secured by timeshare intervals........             11,667,049           4,311,362
                                                                --------------      --------------
Notes receivable, gross ...............................             37,910,271          41,400,843
Reserve for loan losses................................          (    896,469)       (  1,089,652)
                                                                --------------      --------------
Notes receivable, net..................................           $ 37,013,802         $40,311,191
                                                                  ============      ==============


Approximately 55% of the Company's notes receivable secured by land bear interest at variable rates, while approximately 45% bear interest at fixed rates. The average interest rate charged on loans secured by land was 11.6% at March 31, 1996. All of the Company's timeshare loans bear interest at fixed rates. The average interest rate charged on loans secured by timeshare intervals was 14.2% at March 31, 1996.

Loan Underwriting

Land Division
- -------------
The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its loan portfolio. The loan underwriting process includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant. Loans by the Company are made solely to finance land sold by the Company.

Customer financing on Land Division sales requires the submission of a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the credit department. All credit decisions are made at the Company's corporate headquarters. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters, while loan amounts of $50,000 or more require approval from a senior executive officer. In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by senior management. Customers are notified of the reasons for credit denial by mail.

The Company encourages customers to increase their downpayment and reduce the loan term through the structure of its loan programs. Customers receive a lower rate of interest as their downpayment increases and the loan term shortens. Additionally, the Company encourages its customers to make timely payments through a pre-authorized payment arrangement. Customers who do not choose a pre-authorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate. Approximately 90% of purchasers using the Company's financing have historically participated in the pre-authorized payment plan.

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

When the original closing documents are received from the closing agent, the Company verifies that the loan closed under terms approved by the Company's credit department. A quality control audit is performed to verify that required documents have been received and that they have been prepared and executed correctly. If any revisions are required, notification is sent to the regional office.

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

Resorts Division
- ----------------
The Company also extends financing for timeshare sales. Timeshare financing is not subject to the same loan underwriting criteria established for Land Division loans. Customer financing on timeshare sales requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed and other closing documents between the Company and the customer. The Company encourages customers to make increased downpayments by offering a lower interest rate. In addition, customers who do not elect to participate in the Company's preauthorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate. See "Collection Policies" below.

Collection Policies

Land Division
- -------------
Collection efforts and delinquency information are managed at the Company's corporate headquarters. Servicing of the Receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company mails a reminder letter. Attempts are then made to contact the borrower via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to work a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. If no agreement is made or the borrower does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined to be through resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.


Resorts Division
- ----------------
Consistent with industry practice in the areas where the Company has operations, timeshare Receivables are documented by contracts for deed and the Company retains title to the unit until the obligation is paid in full. Accordingly, no foreclosure process is required in the event of a default. In the event that a contract for deed becomes delinquent 10 days, a reminder letter is mailed to the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent (and telephone contact commences). After an account is 45 days delinquent, the Company typically sends a third letter advising the customer that they have 15 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the borrower that they have 30 days to bring the account current or lose their contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the purchaser that the contract for deed has been terminated. At such time, the timeshare interval can be resold to a new purchaser.

Total Receivables
- -----------------
At March 31, 1996, approximately 7% or $2.8 million of the aggregate $39.2 million principal amount of Receivables which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. At April 2, 1995, approximately 5% or $2.1 million of the aggregate $43.2 million principal amount of Receivables which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. In cases of default on lot sales, the Company may take title to the parcel in lieu of foreclosure. If the Company is unable to obtain a deed in lieu of foreclosure, the Company forecloses on the mortgage securing such note. As indicated above, timeshare Receivables represent contracts for deed and, accordingly, no foreclosure process is required. Following a default on a timeshare note, the contract for deed can be terminated. The Company recorded loan loss provisions of $345,000, $792,000 and $795,000 for fiscal 1996, 1995 and 1994, respectively.
In fiscal 1996, the Company charged $538,000 against its reserve for loan losses to reflect the difference between the unpaid balance of non-performing Receivables and the estimated net realizable value of the reacquired inventory, compared to $672,000 charged in fiscal 1995 and $797,000 in fiscal 1994.

Sales of Receivables/Pledging of Receivables

Since 1986, the Company has sold or pledged substantially all of its Receivables originations, generally retaining the right and obligation to service the Receivables. Typically, the Company transfers the Receivables to its special purpose finance subsidiaries, which in turn enter into institutional financing transactions or securitizations. The Receivables are typically sold with limited or no recourse. In the case of Receivables pledged, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the collateral) of 90%. The Company is obligated to pledge additional eligible Receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. At March 31, 1996, the Company was subject to limited recourse requirements on approximately $1.3 million of Receivables sold. The delinquency on such Receivables was immaterial at March 31, 1996. See "Sources of Capital" under Management's Discussion and Analysis of Financial Condition which is incorporated by reference into Item 7, Part II herein from the Company's 1996 Annual Report.

As discussed above, private placement REMIC financings have provided substantial capital resources to the Company. Under the terms of these transactions, the Receivables are sold to a REMIC trust and the Company has no obligation to repurchase the Receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the Receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale. See Notes 8 and 14 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1996 Annual Report to Shareholders.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such Receivables, accounting for Receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide Receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the Receivables it originates and retains the obligation and right with respect to substantially all of the Receivables it sells. The Company typically receives an annual servicing fee of approximately .5% of the outstanding scheduled principal balance, which is deducted from payments received on substantially all of the Company's servicing portfolio. At March 31, 1996, the Receivables servicing portfolio, representing Receivables originated and sold, totaled $70.9 million.

Customer Service

The Company emphasizes customer satisfaction and maintains two full-time customer service representatives in its Boca Raton headquarters to respond to customer inquiries. At closing, all purchasers are provided with a toll-free customer service phone number to facilitate any additional information requests. Customer service surveys are sent to each purchaser to measure customer satisfaction and to alert the Company to problems, if any.

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

The Company's Land and Communities divisions are subject to the Interstate Land Sales Full Disclosure Act which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to, and approved by, HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

The Company's Resorts Division sells vacation ownership interests to customers through weekly intervals in fully furnished vacation units. Many state and local authorities have imposed restrictions and additional regulations on developers of vacation ownership properties. The Company's resorts in Gatlinburg, Tennessee; Pigeon Forge, Tennessee; and Myrtle Beach, South Carolina are subject to various regulatory requirements including state and local approvals. Although these restrictions have generally increased the cost of selling vacation ownership intervals, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. In compliance with state laws, the Company provides its timeshare purchasers with a public disclosure statement which contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as an interval owner.

The Company's customer financing activities are also subject to extensive regulation, which may include, Truth-in-Lending-Reg. Z, Fair Debt Collection Practices Act, Equal Credit Opportunity Act-Reg. B, Electronic Funds Transfer Act-Reg. E, Home Mortgage Disclosure Act-Reg. C, Unfair or Deceptive Acts or Practices-Reg. AA and Right to Financial Privacy Act. The Company believes that it is in compliance in all material respects with such regulations.

In fiscal 1988, the Company established regional operations in Ontario, Canada. The Company's operations in Canada are subject to compliance with all applicable Canadian federal and provincial environmental, zoning, financing and other statutes regarding the acquisition, subdivision, financing and sale of real estate. During fiscal 1996, 1995 and 1994, the Company's operations in Canada accounted for .2%, .2% and .3%, respectively, of the Company's total sales during those periods.

Management is not aware of any pending regulatory contingencies that are expected to have a materially adverse impact on the Company.

Competition

The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business, some of which are larger and have greater financial resources than the Company. Competition may be generally smaller with respect to the Company's lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and governmental agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of land sales as evidenced by the reduction in the percentage of land sales internally financed during fiscal 1995 and fiscal 1996. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Personnel

As of March 31, 1996, the Company had 413 full-time and 36 part-time employees. Of the 449 employees, 80 are located at the Company's headquarters in Boca Raton, Florida and 369 are located in regional offices throughout the United States and Canada (the 369 field personnel include 6 divisional presidents, 9 regional and district managers, 206 sales personnel, 26 project managers, 9 acquisition specialists and 113 administrative and other support personnel). None of the Company's employees are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.


Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.

     Name                  Age             Position

George F. Donovan           57      President and Chief Executive Officer
Alan L. Murray              49      Treasurer and Chief Financial Officer
Daniel C. Koscher           38      Vice President, Director of Planning/Budgeting and Assistant Secretary
Patrick E. Rondeau          49      Vice President, Director of Corporate Legal Affairs and Clerk/Secretary
Allan J. Herz               36      Vice President and Director of Mortgage Operations
Joan A. McCormick           53      Vice President and Director of Management Information Systems and
                                    Administration
Susan J. Milanese           37      Vice President and Director of Human Resources
Mary Jo Wiegand             32      Vice President, Director of Investor Relations and Controller



George F. Donovan joined the Company as a Director in 1991 and was appointed President and Chief Operating Officer in October, 1993 and Chief Executive Officer in December, 1993. Mr. Donovan was President of Leisure Management International from 1991 to 1993. From 1989 to 1991, Mr. Donovan served as President and Chief Executive Officer of Thousand Trails. Prior to that time, Mr. Donovan served as an officer of a number of other recreational real estate corporations. Mr. Donovan holds a B.S. in Electrical Engineering.

Alan L. Murray joined the Company in July, 1990 and was elected Treasurer in September, 1990. Mr. Murray was elected Chief Financial Officer in May, 1991. Prior to joining the Company, Mr. Murray had held the position of President of Mount Holly, Inc. and Northeast Country Properties, Inc. Mr. Murray has also practiced as a certified public accountant in southern Vermont and western Massachusetts, held the position of corporate controller of Felters Company and practiced as a certified public accountant in the audit department of Coopers & Lybrand. Mr. Murray holds a B.A. in Economics and a M.S. in Accounting.

Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Divisional Controller, Director of Accounting and Chief Accounting Officer. In June, 1990, Mr. Koscher was elected Vice President and in August, 1995, he became Director of Planning/Budgeting. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California as well as the State of Nevada as an audit agent. Mr. Koscher holds a B.B.A. in Accounting along with a M.B.A.

Patrick E. Rondeau joined the Company in July, 1990 and was elected Vice President and Director of Corporate Legal Affairs in September, 1990 and Clerk/Secretary in February, 1993. For more than five years prior to his employment with the Company, Mr. Rondeau was a senior partner of Freedmen, DeRosa & Rondeau, located in North Adams, Massachusetts, which firm serves as legal counsel to the Company on various matters. Mr. Rondeau holds a B.A. in Political Science along with a J.D.

Allan J. Herz joined the Company in April, 1992 as a senior financial analyst and was named Director of Mortgage Operations in September, 1992. Mr. Herz was elected Vice President in 1993. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10 year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and a M.B.A.

Joan A. McCormick joined the Company in November, 1993 as its Director of Management Information Systems and Administration and was elected Vice President in February, 1995. Ms. McCormick has over 20 years of experience in information systems management in the real estate, hotel, banking and manufacturing fields. Prior to joining the Company, Ms. McCormick was Assistant Vice President MIS for Atlantic Gulf Communities. She has also held management positions with Arvida/JMB Partners Ltd., Southeast Banking Corporation and General Motors Corporation. She holds a B.A. in Business Administration.

Susan J. Milanese joined the Company in January, 1988. During her tenure, she has held various management positions in the Company including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In April, 1995, she was elected Vice President and Director of Human Resources. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds her B.B.A in Accounting.

Mary Jo Wiegand joined the Company in August, 1988. During her tenure, she has held various management positions within the accounting, finance and treasury departments, including managing external financial reporting. In February, 1995, she was elected Vice President and Director of Investor Relations and in August, 1995 she was named Controller. From 1985 to 1988, Ms. Wiegand was employed by Price Waterhouse. Ms. Wiegand holds a B.S. in Accounting.

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


Item 2.  PROPERTIES.

The Company's principal executive office is located in Boca Raton, Florida in approximately 14,000 square feet of leased space. On March 31, 1996, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern, Rocky Mountain and Western regions of the United States as well as the Province of Ontario, Canada.

Item 3.  LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the above are incidental to its business. See
Note 10 to the Consolidated Financial Statements which is incorporated by reference into Item 8, Part II herein from the Company's 1996 Annual Report to Shareholders.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 15, 1996, the Company's shareholders approved an amendment to the Company's restated articles of organization changing the name of the Company from Patten Corporation to Bluegreen Corporation. The results of voting are set forth below.

           For..........................................      15,101,509
           Against......................................         453,794
           Abstain......................................         179,089
           Non-votes....................................       3,807,080

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange under the symbol "BXG." The Company's 8.25% Convertible Subordinated Debentures due 2012 are also listed on the NYSE. The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock as reported on the NYSE.


           Fiscal 1996 (1):                              High                Low
                                                        -----                ---
                First Quarter.......................... 3 3/4              3 1/8
                Second Quarter......................... 5 3/4              3 1/4
                Third Quarter.......................... 5                  4
                Fourth Quarter......................... 5                  3 7/8

           Fiscal 1995 (1):                              High                Low
                                                        -----                ---
                First Quarter.......................... 3 7/8              3
                Second Quarter......................... 3 7/8              2 7/8
                Third Quarter.......................... 3 5/8              3
                Fourth Quarter......................... 3 3/4              2 7/8

(1) Because the Common Stock dividends declared in March, 1996 and March, 1995 were not material in terms of the number of shares or their impact on the prevailing market price, the high and low sales prices have not been adjusted.

As of May 1, 1996, there were approximately 2,200 registered holders of record of Common Stock and 5,000 holders of Common Stock in "street name." No cash dividends have been declared on the Company's Common Stock since the third quarter of fiscal 1990. The registrar and transfer agent for the Company's
Common Stock is Chemical Mellon Shareholders Services, Ridgefield Park, New Jersey 07660.

Item 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated by reference into Items 7 and 8, Part II herein from the Company's 1996 Annual Report to Shareholders.


                              (Dollars in Thousands Except Average Sales Price Data and Per Share Data)



                                                March 31,       April 2,      March 27,     March 28,      March 29,
                                                  1996            1995           1994          1993          1992
INCOME STATEMENT DATA
Sales of real estate.....................      $113,422        $ 91,922       $ 63,389      $ 53,349       $ 45,100
Interest income and other  (1)...........         7,388           7,264          7,952        10,191         16,515
                                               --------        --------       --------      --------       --------
  Total revenues.........................       120,810          99,186         71,341        63,540         61,615
Income from operations...................        10,794          10,029          6,778         3,604          1,089
Net income...............................         6,467           6,137          4,931         3,457          1,368
Net income per common share..............           .30             .29            .23           .16            .06
OPERATING DATA
Gross margin on sales of real estate (2).         47.6%           50.9%          51.5%         46.7%          36.3%
Average sales price of land parcels sold (3)   $ 34,856        $ 30,296       $ 25,468      $ 20,839       $ 20,967
Number of land parcels sold (3)..........         2,347           2,397          2,489         2,560          2,151
Average sales price of timeshare intervals     $  7,325        $  7,119       $    ---      $    ---       $    ---
sold (3).................................
Number of timeshare intervals sold (3)...         1,865             952            ---           ---            ---
Average sales price of homes/lots sold...      $ 71,546        $100,866       $ 70,044      $    ---       $    ---
Number of homes/lots sold................           206             133             44           ---            ---
Average yield earned on  notes receivable at
   period end............................         12.4%           12.4%          10.9%         11.0%          12.1%
BALANCE SHEET DATA
- ------------------
Notes receivable, net (4)................      $ 37,014        $ 40,311       $ 44,203      $ 35,653       $118,836
Inventory, net (4).......................        73,595          62,345         38,793        28,245         28,345
Total assets.............................       154,963         152,222        139,617       122,853        182,193
Short-term debt..........................           ---             ---            ---         6,500            ---
Current portion of lines-of-credit, notes
  payable and receivable-backed notes             8,938          10,856          5,741         5,684         13,503
payable..................................
Long-term portion of lines-of-credit, notes
  payable and receivable-backed notes            28,073          29,090         31,556        14,418         76,209
payable..................................
8.25% convertible subordinated debentures        34,739          34,739         34,739        34,739         34,739
Shareholders' equity.....................        64,698          58,040         51,854        46,868         43,378
Book value per common share..............      $   3.15        $   2.98       $   2.91      $   2.74       $   2.54
Shares outstanding at end of year (000's)        20,533          19,471         17,796        17,083         17,061
(5)......................................
ASSET QUALITY RATIOS
Charge-offs, net of recoveries, to average
 Receivables                                           1.4%           1.6%          3.6%           3.0%          .7%
(4)......................................................
Reserve for loan losses to period end
 Receivables                                           2.4%           2.6%          2.2%           4.3%         3.6%
(4).....................................................



1) Interest  income for fiscal 1996,  1995,  1994 and 1993  includes a $1.1
million  gain,  a  $411,000   loss,  a  $238,000  loss  and  a  $695,000   gain,
respectively, from sales of notes receivable in connection with private placement REMIC transactions.

2) Gross margin is computed as the difference between the sales price and the related cost of inventory, including the cost of improvements and amenities, divided by the sales price.

3) Average sales price and unit sales data exclude the effect of deferring recognition of revenue under percentage of completion accounting.

4) The Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS No. 114) on April 3, 1995. FAS No. 114 amends the guidance for insubstance foreclosures contained in Financial Accounting Release No. 28. Under FAS No. 114, a collateral dependent loan shall be reported as real estate only if the lender has taken possession of the inventory. Accordingly, reclassifications have been made between notes receivable, reserve for loan losses and inventory for fiscal 1992 through 1995 to conform to the current year presentation. Furthermore, asset quality ratios have been restated for these same periods.

5) Fiscal 1994 shares outstanding reflect the payment of a 4% common stock dividend. Fiscal 1995 shares outstanding reflect the payments of two additional common stock dividends of 4% and 5%. Fiscal 1996 shares outstanding reflect the payment of a fourth common stock dividend of 5%. Earnings per share data have been restated for all periods presented to give affect to all common stock dividends paid. Book value per share has not been restated to give affect to cumulative dividends paid through March 31, 1996, and rather, reflects the shares outstanding as of the respective fiscal period end.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

The information provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 - 27 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and report of independent certified public accountants on pages 28 - 40 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to the Company's Directors, see the information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" and "Certain Transactions and Other Information" in the Company's definitive proxy statement to be filed for Annual Meeting of Shareholders to be held on July 25, 1996 ("Proxy Statement"), which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The present members of the Board of Directors of the Company are:

         Joseph C. Abeles, Trustee, Abel Associates Trust
         George F. Donovan, President and Chief Executive Officer, Bluegreen
           Corporation
         Ralph A. Foote, Esq., Senior Partner, Conley & Foote
         Frederick M. Myers, Esq., Senior Partner, Cain, Hibbard, Myers & Cook Stuart A. Shikiar, President, Shikiar Asset Management
         Bradford T. Whitmore, General Partner, Grace Brothers, Ltd.

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

         (b) Certain business relationships: The information concerning relationships regarding Directors, or nominees for Director, that exist or have existed during the Company's fiscal year ended March 31, 1996 provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Six and Election of Named Directors" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

         (c) Indebtedness of management: The information provided under the heading "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

         (d)  Transactions with promoters:  None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

    1. The following Consolidated Financial Statements and Notes thereof of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the Company's 1996 Annual Report to Shareholders on pages 28 - 40 are incorporated by reference into Item 8 hereof.
                                                                            Page
Report of Independent Certified Public Accountants                            28

Consolidated Balance Sheets as of March 31, 1996 and April 2, 1995            29

Consolidated Statements of Income for each of the three years in the
     period ended March 31, 1996                                              30

Consolidated Statements of Shareholders' Equity for each of the three
     years in the period ended March 31, 1996                                 30

Consolidated Statements of Cash Flows for each of the three years in
     the period ended March 31, 1996                                     31 - 32

Notes to Consolidated Financial Statements                               33 - 40

    2. All financial statement schedules are omitted because they are not applicable or is not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.




(a)(3)  List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 22 - 24 hereof, which Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K.

The Company filed a report on Form 8-K on March 8, 1996 under item 5 which reported a change in the Company's name from Patten Corporation to Bluegreen Corporation.

The Company also filed a report on Form 8-K on May 31, 1996 under item 5 which reported a private placement sale transaction. See Note 14 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the Company's 1996 Annual Report to Shareholders.

(c)  Exhibits.

See (a)(3) above.

(d)  Financial Statement Schedules.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date:  June 21, 1996  By:  /s/ GEORGE F. DONOVAN
                            George F. Donovan, President and Chief Executive
                             Officer

Date:  June 21, 1996  By:  /s/ ALAN L. MURRAY
                            Alan L. Murray, Treasurer and Chief Financial
                             Officer
                            (Principal Financial Officer)

Date:  June 21, 1996  By:  /s/ MARY JO WIEGAND
                            Mary Jo Wiegand,
                            Vice President, Director of Investor Relations and
                             Controller
                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of June, 1996.

           Signature                                 Title

/s/ GEORGE F. DONOVAN                 President, Chief Executive Officer and
George F. Donovan                      Director

/s/ ALAN L. MURRAY                    Treasurer and Chief Financial Officer
Alan L. Murray                        (Principal Financial Officer)

/s/ MARY JO WIEGAND                   Vice President, Director of Investor
Mary Jo Wiegand                        Relations and Controller
                                       (Principal Accounting Officer)

/s/ JOSEPH C. ABELES                  Director
Joseph C. Abeles

/s/ RALPH A. FOOTE                    Director
Ralph A. Foote

/s/ FREDERICK M. MYERS                Director
Frederick M. Myers

/s/ STUART A. SHIKIAR                 Director
Stuart A. Shikiar

/s/ BRADFORD T. WHITMORE              Director
Bradford T. Whitmore

Number                                                Description
3.1            Restated Articles of Organization, as amended.
3.2            Restated and amended By-laws of the Registrant(incorporated  by reference to exhibit 3.3 to Annual Report on Form 10-K for the fiscal year ended April 2, 1995).
4.4            Specimen  of Common  Stock  Certificate  (incorporated  by reference  to  exhibit of same designation to Registration
               Statement on Form S-1, File No. 33-13076).
4.6            Form of Indenture  dated as of May 15, 1987  relating to the
               Company's  8.25%  Convertible Subordinated  Debentures  due 2012,
               including  Form of Debenture (incorporated  by  reference  to exhibit of same  designation  to Registration Statement on Form
               S-1, File No. 33-13753).
 10.24         Form of Agreement dated June 27, 1989 between the Registrant and
               Peoples  Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same
               designation  to Annual  Report on Form 10-K for the fiscal year ended  April 2, 1989).
10.47          Amended and Restated Loan and Security  Agreement  entered into as of January 9, 1990 by Patten  Receivables Finance Corporation
               VI, Finova Capital Corporation (fka Greyhound Real Estate Finance
               Corporation) and the Registrant as guarantor (incorporated by reference to exhibit of same designation to Annual Report on
               Form 10-K for the fiscal year ended April 1, 1990).
10.53          Modification dated July 16, 1990 of Amended and Restated Loan and
               Security Agreement entered into as of January 9, 1990, by Patten
               Receivables  Finance  Corporation VI, Finova Capital  Corporation
               (fka  Greyhound  Real  Estate   Finance   Corporation)   and  the
               Registrant as Guarantor  (incorporated by reference to exhibit of same  designation  to Annual  Report on Form 10-K for the  fiscal year ended April 1, 1990).
10.58          Amendment  No. 2 dated March 23, 1991 to the Amended and Restated
               Loan and Security  Agreement  entered into as of January 9, 1990, by Patten  Receivables  Finance  Corporation  VI, Finova  Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor (incorporated by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
10.77          Registrant's  Amended  1988  Outside  Directors  Stock  Option
               Plan (incorporated  by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended March 29,
               1992).
10.79          Registrant's  Retirement Savings Plan (incorporated by reference to Registration Statement on Form S-8, File No. 33-48075).
10.82          Employment  Agreement  dated as of December  20, 1993 by and between the  Registrant  and George F. Donovan (incorporated  by reference to exhibit of same designation to Quarterly Report on
               Form 10-Q for the period ended December 26, 1993).
10.84          Pooling and Servicing Agreement dated as of April 15, 1994, among
               Patten Receivables Finance Corporation IX, the Registrant, Patten
               Corporation  REMIC Trust,  Series 1994-1 and First Trust National
               Association,  as Trustee (incorporated by reference to exhibit of same  designation  to Annual  Report on Form 10-K for the  fiscal year ended March 27, 1994).
10.85          Loan  and  Security   Agreement  by  and  between  the Registrant
               and  Foothill  Capital Corporation  dated as of October 29, 1993
               (incorporated  by reference to exhibit of same designation to
               Annual Report on Form 10-K for the fiscal year
               ended March 27, 1994).
10.86          First  Amendment  dated  December  23, 1993 to Loan and  Security
               Agreement  entered  into on October  29,  1993 by and between the
               Registrant  and Foothill  Capital  Corporation  (incorporated  by reference to exhibit of same designation to Annual Report on Form
               10-K for the fiscal year ended March 27, 1994).
10.88          Amendment  No. 6 dated May 12, 1993 to Amended and Restated  Loan and  Security  Agreement  entered  into as of  January 9, 1990 by
               Patten  Receivables   Finance   Corporation  VI,  Finova  Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor (incorporated by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.89          Amendment  No. 7 dated  February 18, 1994 to Amended and Restated
               Loan and Security Agreement entered into as of January 9, 1990 by
               Patten  Receivables   Finance   Corporation  VI,  Finova  Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor (incorporated by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.90          Loan  Agreement  dated  as of  August  12,  1994 by and  among
               Patten  Homes,  Inc.,  the Registrant and Branch Banking and
               Trust Company  (incorporated  by reference to exhibit of
               same  designation  to  Quarterly  Report on Form 10-Q for
               the period ended  September  25, 1994).
10.91          Amendment  No. 9 dated June 29, 1994 to Amended and Restated Loan and  Security  Agreement  entered  into as of  January 9, 1990 by
               Patten  Receivables   Finance   Corporation  VI,  Finova  Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor (incorporated by reference to exhibit of same  designation  to  Quarterly  Report  on Form 10-Q for the period ended September 25, 1994).
10.93          Stock  Purchase  Agreement  dated as of November 22, 1994 by and among Harry S. Patten and the Purchasers named therein
               (incorporated by reference to exhibit of same designation to
               Current Report on Form 8-K dated November 22, 1994).
10.94          Amendment No. 10 dated  December 14, 1994 to Amended and Restated
               Loan and Security Agreement entered into as of January 9, 1990 by
               Patten  Receivables   Finance   Corporation  VI,  Finova  Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor (incorporated by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1995).
10.95          Amended and  Restated  Loan and  Security  Agreement  dated as of
               December 14, 1994 by and between Finova Capital  Corporation (fka
               Greyhound  Real Estate  Finance  Corporation)  and the Registrant
               (incorporated  by  reference  to exhibit of same  designation  to
               Annual  Report on Form 10-K for the fiscal  year  ended  April 2,
               1995).
10.96          Registrant's  1995  Stock  Incentive  Plan   (incorporated  by
               reference  to  exhibit  to Registration Statement on Form S-1,
               File No. 33-61687 ).
10.97          Registrant's 1988 Amended Outside  Director's Stock Option Plan
               (incorporated by reference to exhibit to Registration Statement on Form S-1, File No. 33-61687 ).
10.98          Pooling and Servicing  Agreement dated as of June 15, 1995, among
               Patten Receivables Finance Corporation X, the Registrant,  Patten
               Corporation  REMIC Trust,  Series 1995-1 and First Trust National
               Association,  as Trustee (incorporated by reference to exhibit to
               Current Report on Form 8-K dated July 12, 1995).
10.99          Pooling and Servicing Agreement dated as of April 15, 1996, among
               Bluegreen  Receivables  Finance  Corporation  I, the  Registrant,
               Bluegreen  Corporation REMIC Trust, Series 1996-1 and First Trust
               National  Association,  as Trustee  (incorporated by reference to exhibit to Current Report on Form 8-K dated May 15, 1996).
10.100         Amendment No.3 dated November 21, 1991 to  Amended  and  Restated
               Loan and  Security Agreement  entered into as of January 9, 1990 by Patten  Receivables Finance Corporation VI, Finova Capital
               Corporation  (fka Greyhound Real Estate Finance Corporation) and
               the Registrant as Guarantor.
10.101         Amendment No. 4 dated January  30,  1992 to  Amended and Restated
               Loan  and  Security Agreement  entered into as of January 9, 1990 by Patten  Receivables  Finance  Corporation VI, Finova Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor.
10.102         Amendment No. 5 dated  October, 1992 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by
               Patten  Receivables  Finance  Corporation VI, Finova Capital
               Corporation (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor.
10.103         Amendment No. 8 dated March 25, 1994 to Amended and Restated Loan and Security  Agreement entered into as of January 9, 1990 by
               Patten Receivables Finance Corporation VI, Finova Capital
               Corporation (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor.
10.104         Amendment No. 11 dated  October 31, 1995 to Amended and  Restated
               Loan and  Security Agreement  entered into as of January 9, 1990 by Patten  Receivables  Finance  Corporation VI, Finova Capital
               Corporation  (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor.
10.105         Amendment  No. 12 dated May 1, 1996 to Amended and Restated  Loan and Security Agreement entered into as of January 9, 1990 by
               Patten  Receivables  Finance  Corporation VI, Finova Capital
               Corporation (fka Greyhound Real Estate Finance  Corporation) and
               the Registrant as Guarantor.
10.106         Construction  Loan  Agreement  by and  between the  National Bank of South Carolina and Bluegreen Resorts, Inc.(fka Patten Resorts,
               Inc.) dated February 28, 1996.
10.107         Loan and Security Agreement by and between Heller Financial, Inc.
               and Bluegreen Resorts, Inc.(fka Patten Resorts, Inc.) dated
               February 28, 1996.
10.108         Acquisition,  Construction  and  Receivables  Loan  and  Security
               Agreement  by and  between  Finova  Capital  Corporation  and the
               Registrant dated June 9, 1995.
10.109         Amendment  No. 1 dated April 12, 1995 to the Amended and Restated
               Loan and  Security Agreement  entered into on December 14, 1994 between  Finova Capital  Corporation  and the Registrant.
10.110         Amendment  No. 2 dated  November  21, 1995 to the Amended and
               Restated Loan and Security Agreement entered into on December 14,
               1994 between  Finova Capital  Corporation  and the Registrant.
10.111         Amendment  No. 2 dated  February 16, 1995 to Amended Loan and
               Security Agreement entered into on October 29, 1993 by and between the Registrant and Foothill Capital Corporation.
10.112         Amendment No. 3 dated March 28, 1995 to Amended Loan and Security
               Agreement  entered into on October 29, 1993 by and between the
               Registrant and Foothill Capital Corporation.
10.113         Amendment  No. 4 dated June 15, 1995 to Amended Loan and Security
               Agreement  entered into on October 29, 1993 by and between the
               Registrant and Foothill Capital Corporation.
10.114         Amendment  No. 5 dated June 26, 1995 to Amended Loan and Security
               Agreement  entered into on October 29, 1993 by and between the
               Registrant and Foothill Capital Corporation.
10.115         Amendment  No. 6 dated March 8, 1996 to Amended Loan and Security
               Agreement  entered into on October 29, 1993 by and between the
               Registrant and Foothill Capital Corporation.
11.1           Statement re: Computation of Earnings Per Share (such information is  incorporated  by reference to the Statement of Income of the
               Consolidated  Financial  Statements  appearing on page 30 of the
               Company's  1996  Annual  Report to  Shareholders,  which is an exhibit hereto).
13.1           1996 Annual  Report to  Shareholders  (with the  exception of the information  incorporated by reference included in Items 7 and 8, the 1996 Annual  Report to  Shareholders  is not deemed  filed as part of this Annual Report on Form 10-K).
23.1           Consent of Ernst & Young LLP.
27             Financial Data Schedule.