Form 10-Q
period 1996-06-30
BLUEGREEN CORP
filed 1996-08-13
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q


(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended June 30, 1996

                                                        or

[   ] -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                              03-0300793
- ------------------------------------      -------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

                5295 Town Center Road, Boca Raton, Florida 33486
- ------------------- --------------------- -------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 361-2700
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     As of July 26, 1996, there were 20,573,886 shares of Common Stock, $.01 par value per share, outstanding.

                                               BLUEGREEN CORPORATION
                                      Index to Quarterly Report on Form 10-Q


Part I - Financial Information

Item 1.      Financial Statements                                                                  Page

             Consolidated Balance Sheets at
                  June 30, 1996 and March 31, 1996 ............................................    3

             Consolidated Statements of Operations - Three Months
                  Ended June 30, 1996 and July 2, 1995 ........................................    4

             Consolidated Statements of Cash Flows -Three Months
                  Ended June 30, 1996 and July 2, 1995 ........................................    5

             Notes to Consolidated Financial Statements .......................................    7

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................................    10

Part II - Other Information

Item 1.      Legal Proceedings ................................................................    27

Item 2.      Changes in Securities ............................................................    27

Item 3.      Defaults Upon Senior Securities ..................................................    27

Item 4.      Submission of Matters to a Vote of Security Holders ..............................    27

Item 5.      Other Information ................................................................    27

Item 6.      Exhibits and Reports on Form 8-K .................................................    27

Signatures....................................................................................     28


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               BLUEGREEN CORPORATION
                                            Consolidated Balance Sheets



                                                                        June 30,          March 31,
Assets                                                                    1996               1996
Cash and cash equivalents (including restricted cash of
   approximately $8.8 million and $7.7 million at
   June 30, 1996 and March 31, 1996, respectively)........           $  13,075,183    $  11,389,141
Contracts receivable, net.................................              12,504,093       12,451,207
Notes receivable, net.....................................              28,495,769       37,013,802
Investment in securities..................................              11,170,795        9,699,435
Inventory, net............................................              76,127,541       73,595,014
Property and equipment, net...............................               5,422,748        5,239,100
Debt issuance costs.......................................               1,198,315        1,288,933
Other assets..............................................               4,602,667        4,286,401
   Total assets...........................................            $152,597,111     $154,963,033

Liabilities and Shareholders' Equity
Accounts payable..........................................           $   1,755,393    $   2,557,797
Accrued liabilities and other.............................               8,319,714        9,889,063
Lines-of-credit and notes payable.........................              29,116,363       17,287,767
Deferred income taxes.....................................               3,202,078        6,067,814
Receivable-backed notes payable...........................              14,816,530       19,723,466
8.25% convertible subordinated debentures.................
                                                                        34,739,000       34,739,000
   Total liabilities......................................              91,949,078       90,264,907

Commitments and contingencies.............................                     ---              ---

Shareholders' Equity
Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued................................                     ---              ---
Common stock, $.01 par value, 90,000,000 shares
   authorized; 20,573,461 and 20,533,410 shares
   outstanding at June 30, 1996 and March 31, 1996,
   respectively...........................................
                                                                           205,735          205,334
Capital-in-excess of par value............................              71,369,530       71,296,158
Retained earnings (deficit)...............................            (10,927,232)      (6,803,366)
Total shareholders' equity................................              60,648,033       64,698,126
   Total liabilities and shareholders' equity.............            $152,597,111     $154,963,033



See accompanying notes to consolidated financial statements.

                                               BLUEGREEN CORPORATION
                                       Consolidated Statements of Operations
                                                    (unaudited)

                                                                                  Three Months Ended

                                                                                June 30,           July 2,
                                                                                   1996               1995
Revenues:
   Sales of real estate.....................................                  $28,782,197         $24,641,264
   Interest income and other................................                    1,444,465           2,186,935
                                                                               30,226,662          26,828,199

Cost and expenses:
   Cost of real estate sold.................................                   14,453,598          12,191,448
   Selling, general and administrative expense..............                   13,052,549           9,873,908
   Interest expense.........................................                    1,289,204           1,990,138
   Provisions for losses....................................                    8,469,053             155,000
                                                                               37,264,404          24,210,494

Income (loss) from operations...............................                 ( 7,037,742)           2,617,705

Other income................................................                       48,144              28,340
Income (loss) before income taxes...........................                 ( 6,989,598)           2,646,045
Provision (benefit) for income taxes........................                 ( 2,865,735)           1,058,418

Net income (loss)...........................................                 $(4,123,863)         $ 1,587,627

Income (loss) per common share:
Net income (loss)...........................................                 $      (.20)         $      .07


Weighted average number of common and common
   equivalent shares (1)....................................                   20,573,461          21,677,792


     (1) The current three month period includes 20,573,461 average common shares outstanding. The prior year three month period includes 20,486,597 average common shares outstanding plus 1,191,195 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                                               BLUEGREEN CORPORATION
                                       Consolidated Statements of Cash Flows
                                                    (unaudited)

                                                                               Three Months Ended
                                                                    -----------------------------------------

                                                                         June 30,             July 2,
                                                                           1996                 1995
Operating activities:
   Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors............................              $  23,744,864         $  24,021,812
   Interest received.......................................                  1,200,520             1,521,946
   Cash paid for land acquisitions and real estate
    development............................................               (15,890,603)          ( 8,830,551)
   Cash paid to suppliers, employees and sales
    representatives........................................               (14,418,359)          (11,371,313)
   Interest paid, net of capitalized interest..............               ( 1,915,282)          ( 2,744,466)
   Income taxes paid, net of refunds ......................               (   785,471)          (   168,674)
   Proceeds from borrowings collateralized by notes
    receivable.............................................                  2,229,170             5,523,622
   Payments on borrowings collateralized by notes
    receivable.............................................               ( 7,136,106)          ( 2,989,725)
   Net proceeds from REMIC transaction.....................                 11,783,001                   ---
    Cash received from investment in securities............                    102,629
                                                                                                         ---
Net cash provided (used) by operating activities...........               ( 1,085,637)             4,962,651
Investing activities:
   Net cash flow from purchases and sales of
    property and equipment.................................               (   144,863)          (   112,737)
   Additions to other long-term assets.....................               (   113,831)                   ---
Net cash flow used by investing activities.................               (   258,694)          (   112,737)
Financing activities:
   Borrowings under line-of-credit facilities..............                  1,580,285               445,781
   Payments under line-of-credit facilities................               ( 1,401,768)          ( 1,068,632)
   Borrowings under secured credit facility................                  3,800,000                   ---
   Payments on other long-term debt........................               ( 1,021,915)          ( 3,653,565)
   Proceeds from exercise of employee stock options........                     73,771               102,947
Net cash flow provided (used) by financing activities......                  3,030,373          ( 4,173,469)
Net increase in cash and cash equivalents..................                  1,686,042               676,445
Cash and cash equivalents at beginning of period...........                 11,389,141             7,588,475
Cash and cash equivalents at end of period.................                 13,075,183             8,264,920
Restricted cash and cash equivalents at end of period......               ( 8,759,405)          ( 6,064,723)
Unrestricted cash and cash equivalents at end of period....              $   4,315,778        $    2,200,197

See accompanying notes to consolidated financial statements.

                                               BLUEGREEN CORPORATION
                                       Consolidated Statements of Cash Flows
                                              (unaudited) (continued)

                                                                           Three Months Ended
                                                                    ----------------------------------

                                                                        June 30,          July 2,
                                                                          1996             1995
Reconciliation of net income (loss) to net cash flow
    provided (used) by operating activities:
    Net income (loss).............................................      $(4,123,863)     $  1,587,627
    Adjustments to reconcile net income (loss) to net
       cash flow provided (used) by operating activities:
        Depreciation and amortization.............................           252,049          471,150
        Loss on REMIC transaction.................................            39,202              ---
        Loss on sale of property and equipment....................             2,534            4,894
        Provisions for losses.....................................         8,469,053          155,000
        Interest accretion on investment in securities............       (  244,665)       (  616,148)
        Proceeds from borrowings collateralized
         by notes receivable net of principal
         repayments...............................................       (4,906,936)        2,533,897

        Provision (benefit) for deferred income taxes.............       (2,865,735)        1,058,418
    (Increase)  decrease in operating assets:
      Contracts receivable........................................       (   52,886)        1,406,920
      Investment in securities....................................           102,629              ---
      Inventory...................................................       (1,545,833)        3,214,598
      Other assets................................................       (  316,270)     (   342,891)
      Notes receivable............................................         6,476,838     ( 1,721,071)
    Increase (decrease) in operating liabilities:
      Accounts payable, accrued liabilities and other.............       (2,371,754)     ( 2,789,743)
Net cash flow provided (used) by operating activities.............      $(1,085,637)     $  4,962,651

Supplemental schedule of non-cash operating and financing activities

      Inventory acquired through financing........................      $  8,631,990     $  7,664,234

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure............................      $    403,623     $(   73,332)

      Investment in securities retained in
        connection with REMIC transactions........................      $  1,315,153     $       ---


See accompanying notes to consolidated financial statements.

                                               BLUEGREEN CORPORATION
                                    Notes to Consolidated Financial Statements
                                                    (unaudited)


1.   Results of Operations

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial information furnished herein reflects all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The three months ended June 30, 1996 also includes provisions for the write-down of certain inventories to reflect fair value, less costs to dispose, totaling $8.2 million. See Note 5. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996.

Organization

     Bluegreen Corporation (the"Company") is a national leisure product company currently operating in twenty-one states. The Compan's primary business is (i) the acquisition, development and sale of recreational and residential land and
(ii) the acquisition and development of timeshare properties which are sold in weekly intervals. The Company offers financing to its land and timeshare purchasers.

     Land and timeshare products are typically located in scenic areas or popular vacation destinations throughout the United States. The Company's products are primarily sold to middle-class individuals with ages ranging from forty to fifty-five.

Principles of Consolidation

     The financial statements include the accounts of Bluegreen Corporation and all wholly owned subsidiaries. All significant intercompany transactions are eliminated.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Contracts Receivable and Revenue Recognition

     The Compan's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully-furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. Revenue recognition for each of the Company's operating divisions is discussed below.

     The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold.

     Other land sales include large-acreage bulk transactions as well as land sales to investors and developers. The Company recognizes revenue on such other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold.

     With respect to its Resorts Division sales, the Company recognizes revenue when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the unit sold.

     The excess of sales price on land and resort interval sales over legally binding deposits received is recorded as contracts receivable. Contracts receivable are converted into cash and/or notes receivable, generally within sixty days. Contracts which cancel during the rescission period are excluded from sales of real estate. In cases where all development has not been completed, the Company recognizes revenue on land and timeshare sales in accordance with the percentage of completion method of accounting. All related costs are recorded prior to, or at the time, a sale is recorded.

     The Company recognizes revenue on Communities Division sales when the unit is complete and title is transferred to the buyer.

3.   Contingent Liabilities

     In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables (which arose from land sales) to banks and financial institutions to supplement its liquidity. At June 30, 1996, the Company was contingently liable for the outstanding principal balance of notes receivable previously sold aggregating approximately $1.2 million. As of such date, delinquency on these loans was not material. In most cases, the recourse from the purchaser of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4.   Provision for Losses

     Provisions for losses on real estate are charged to operations when it is determinined that the investment in such assets is impaired in management's best judgment. Management considers various factors, including recent selling prices of comparable parcels, recent offering prices from potential purchasers, overall market and economic conditions and the estimated cost of disposing of such property. The Company recorded provisions for losses totaling $8.5 million and $155,000 for the three months ended June 30, 1996 and July 2, 1995, respectively. See Note 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for losses.

5.   Inventory

The Company's inventory holdings are summarized below by division.

                                              June 30, 1996     March 31, 1996

Land Division...............................   $ 49,266,981       $ 43,388,699

Communities Division........................      9,334,230         14,177,111

Resorts Division............................     17,526,330         16,029,204
                                               $ 76,127,541       $ 73,595,014

     Real estate inventory acquired for sale is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or estimated fair value net of costs to dispose. Real estate reacquired through foreclosure or deedback in lieu of foreclosure is recorded at the lower of unpaid balance of the loan or fair value of the underlying collateral net of costs to dispose.

     During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive review of inventories (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management has determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions for the three months ended June 30, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months.

     See "Management's Discussion and Analysis of Financial Condition - Uses of Capital and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.

6.   Real Estate Mortgage Investment Conduit (REMIC) Transaction

     On May 15, 1996, the Company sold approximately $13.2 million aggregate principal amount of its mortgage notes receivable to a limited purpose subsidiary which then sold the notes receivable to a REMIC trust (the "1996 REMIC Trust"), resulting in aggregate proceeds to the Company of $11.8 million. The 1996 REMIC Trust issued three classes of REMIC certificates representing ownership interest in the pool of notes comprising such trust. Collections of principal and interest on the notes in the 1996 REMIC Trust, net of certain servicing and trustee fees, are remitted to certificateholders on a monthly basis based on an established order of priority. In connection with the 1996 REMIC transaction, the Company retained certain subordinated classes of certificates.

     A portion of the proceeds from the transaction was used to repay approximately $5.6 million of outstanding debt. An additional $263,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of issuance expenses, resulted in an increase to the Company's unrestricted cash of approximately $5.8 million.

Item 2. Managemen's Discussion and Analysis of Financial Condition and Results of Operations

     The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. The Act only became law in late December, 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. This report contains forward-looking statements that involve a number of risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     a) Changes in national or regional economic conditions that can affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates.

     b) The imposition of additional compliance costs on the Company as the result of changes in any federal, state or local environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation.

     c) Risks associated with a large investment in real estate inventory at any given time including risks that real estate inventories will decline in value due to changing market and economic conditions.

     d) Changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law.

     e) A decreased willingness on the part of banks to extend direct customer lot financing, which could result in the Company receiving less cash in connection with the sales of real estate.

     f) The inability of the Company to find external sources of liquidity on favorable terms to support its operations and satisfy its debt and other obligations.

     g) An increase in delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure.

     h) Costs to develop inventory for sale exceed those anticipated.

Liquidity and Capital Resources

Sources of Capital.

     The  Company's  capital  resources  are  provided  from both  internal  and external sources. The Company's primary capital resources from internal operations include (i) downpayments on real estate sales which are financed,
(ii) cash sales of real estate, (iii) principal and interest payments on the purchase money mortgage loans arising from land sales and contracts for deed arising from sales of timeshare intervals (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, Receivables.
Historically, external sources of liquidity have included borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development, along with borrowings under secured lines-of-credit. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

     Net cash used by the Company's operations was $1.1 million for the quarter ended June 30, 1996. Net cash provided by the Company's operations was $5.0 million for the quarter ended July 2, 1995. The reduction in cash flow from operations was attributable to (i) a reduction in cash received from customers on real estate sales, (ii) an increase in cash paid for land acquisition and development costs and (iii) an increase in cash paid to suppliers and employees. During the current three month period, sales of real estate increased over the comparable period last year. However, the composition of current quarter sales changed to include a greater percentage of timeshare sales. Approximately 85% of the principal balance of timeshare sales has historically been internally financed by the Company. See related discussion in the paragraph below. As a result, cash received from customers was $277,000 lower than during the first quarter last year. In addition, cash paid for land acquisition and development increased by $7.1 million from the first quarter of last year to the first quarter of the current year. During the current quarter, a slightly greater percentage of acquisition and development costs were paid in cash in lieu of borrowing under lines-of-credit or obtaining seller or similar financial institution financing. In addition, increased development has occurred under the Company's Resorts Division which has been the subject of expansion. See "Uses of Capital". Along with higher acquisition and development spending, cash paid to suppliers and employees (including sales representatives) increased by $3.0 million from the first quarter last year to the current year quarter. A significant percentage of selling, general and administrative expenses ("S,G&A") is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. In addition, due to the start-up nature of certain properties managed under the Resorts Division, S,G&A is disproportionately high. The increases in cash paid for acquisition and development costs and cash paid to suppliers and employees were partially offset by the proceeds from a Real Estate Mortgage Investment Conduit ("REMIC") transaction completed in May, 1996 together with borrowings (net of payments) collateralized by Receivables, which generated $4.3 million more in cash than during the first quarter of last year.

     During the three months ended June 30, 1996 and the three months ended July 2, 1995, the Company received in cash $20.6 million or 72% and $20.6 million or 79%, respectively, of its sales of real estate that closed during these periods. The decrease in the percentage of cash received from the three months ended July 2, 1995 to the three months ended June 30, 1996 is primarily attributable to an increase in timeshare sales over the same period; approximately 85% of the principal balance of such sales has historically been internally financed by the Company. Timeshare sales accounted for 21% of consolidated sales of real estate during the three months ended June 30, 1996, compared to 12% of consolidated sales during the three months ended July 2, 1995. Management had previously expected the percentage of sales received in cash to decrease due to the recent introduction of a fixed interest rate program offered to qualified land customers. However, this program has had an immaterial effect on the relationship between cash versus financed land sales during the three months ended June 30, 1996. Management does expect the percentage of sales received in cash to decrease during the remainder of fiscal 1997 due to anticipated increases in timeshare sales as a percentage of consolidated sales.

     Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders or sold in connection with private placement REMIC financings. The Company typically pledges its Receivables as a source of bridge financing until it has originated a sufficient quantity of Receivables to make it cost effective to sell them through a private placement REMIC financing. REMICs are considered the Company's permanent financing. The Company currently is advanced 90% of the face amount of the eligible notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as receivable-backed notes payable on the Consolidated Balance Sheet. When the Company sells its Receivables through private placement REMIC transactions, it typically retains only subordinated securities which are classified under investment in securities on the Consolidated Balance Sheet. See further discussion of REMIC transactions under"Sources of Capital" later herein. During the three months ended June 30, 1996 and the three months ended July 2, 1995, the Company borrowed $2.2 million and $5.5 million, respectively, through the pledge of Receivables. During the three months ended June 30, 1996, the Company raised an additional $11.8 million, net of transaction costs and prior to the retirement of debt, from sales of Receivables under a private placement REMIC transaction. The discussion below provides additional information with respect to credit facilities secured by Receivables and the sale of Receivables through private placement transactions.

     The Company has a revolving credit facility of $20.0 million with a financial institution secured by land inventory and land Receivables. The interest rate charged on borrowings secured by such inventory and Receivables is prime plus 2.75% and prime plus 2.0%, respectively. At June 30, 1996, the outstanding principal balance under the facility was $7.7 million, comprised of $5.6 million secured by inventory and $2.1 million secured by Receivables. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The indebtedness secured by land inventory has maturities that range from December, 1996 to June, 1997. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures ten years from the date of the last advance. The ability to receive advances under the inventory portion of the facility expires in October, 1996 and the ability to receive advances under the Receivables portion of the facility expired in July, 1996. The Company is currently engaged in discussions with the lender about the renewal of the facility. No assurances can be given that the facility will be renewed on terms satisfactory to the Company, if at all.

     The Company also has a $20.0 million credit facility with this same lender which provides for acquisition, development, construction and Receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.0%. At June 30, 1996, the outstanding principal balance under the facility was $9.1 million, comprised of $600,000 secured by inventory and $8.5 million secured by Receivables. The Company is required to repay the portion of the loan secured by inventory through two equal annual installments of $300,000 each in December, 1996 and December, 1997. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may the Receivable related indebtedness exceed 90% of the face amount of pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in November, 1998.

     The Company has another credit facility with this same lender which provides for acquisition, development, construction and Receivables financing on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $6.2 million. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.0%. At June 30, 1996, the outstanding principal balance under the facility was $1.9 million, comprised of $1.2 million secured by inventory and $730,000 secured by Receivables. The Company is required to repay the portion of the loan secured by inventory through three annual principal payments of $400,000 in July, 1996, $400,000 in July, 1997 and $410,000 in July, 1998. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in July, 1998.

     The Company has a $13.5 million secured line-of-credit with a South Carolina financial institution for the construction and development of Phase I of its Myrtle Beach timeshare resort. The Myrtle Beach oceanfront property was acquired during the second quarter of fiscal 1996, and Phase I represents an oceanfront building planned to include 114 residential units. The interest rate charged under the facility is prime plus .5%. At June 30, 1996, there was $914,000 outstanding under the facility. The indebtedness is due in May, 1997.

     The Company also has a $23.5 million line-of-credit with a financial institution. The credit line provides for "take-out" of the construction lender discussed in the preceding paragraph in the amount of $13.5 million as well as $10.0 million for the pledge of Myrtle Beach timeshare Receivables. The interest rate charged under the line-of-credit is the three-month London Interbank Offered Rate ("LIBOR") plus 4.25%. Management expects the first advance under the Receivables facility to occur in August, 1996 and the "take-out" advance to occur in March, 1997.

     The Company has a $15.0 million revolving credit facility with another financial institution secured by land Receivables and land inventory. The Company uses the facility as a temporary warehouse for the pledge of receivables until it accumulates sufficient quantity of Receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $5.0 million secured by land inventory to finance real estate acquisition and development costs. The interest rate charged on borrowings secured by Receivables and inventory is prime plus 2.0%. At June 30, 1996, the outstanding principal balance under the facility was $780,000 secured by inventory. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. The Company repaid the Receivable related indebtedness in May, 1996 with a portion of the proceeds from a private placement REMIC transaction. See Note 6. With respect to future borrowings under the Receivable related portion of the facility, all principal and interest payments received on pledged Receivables will be applied to principal and interest due under the Receivables portion of this facility. The facility expires in October, 1998.

     In addition to the land and resorts financing described above, the Company has outstanding indebtedness under a line-of-credit secured by a Florida project managed under the Communities Division. At June 30, 1996, the aggregate outstanding indebtedness under the facility totaled $952,000. The indebtedness matures in May, 1998. The ability to borrow under the credit agreement has expired and the Company does not intend to renew the facility.

     Along with inventory and Receivables financing under credit arrangements described above, the Company regularly seeks term financing for the acquisition of its real estate from sellers, banks or similar financial institutions. Accordingly, the aggregate amount of inventory acquisition and development costs obtained through term financing and lines-of-credit during the three months ended June 30, 1996 and the three months ended July 2, 1995 totaled $11.4 million or 44% and $7.7 million or 47%, respectively. The slight increase in the percentage of acquisition and development costs paid in cash during the three months ended June 30, 1996 reflects additional internal capital generated from proceeds of a REMIC transaction.

     The table set forth below summarizes the credit facilities discussed earlier as well as other notes payable.


                                               Lines-of-Credit    Receivable-
                                                  and Notes         Backed
Description of Credit Arrangement                   Payable      Notes Payable      Total

$20.0 million revolving credit facility.......    $ 2,117,068    $ 5,624,532      $ 7,741,600
$20.0 million credit facility.................        600,000      8,462,178        9,062,178
$6.2 million credit facility..................      1,210,000        729,820        1,939,820
$13.5 million creditfacility..................        913,772            ---          913,772
$23.5 million creditfacility..................            ---            ---              ---
$15.0 million creditfacility..................        779,573            ---          779,573
$1.0 million credit facility..................        952,349            ---          952,349
Term indebtedness secured by fixed assets.....      1,323,133            ---        1,323,133
Term indebtedness secured by land inventory...     21,220,468                      21,220,468

Total.........................................    $29,116,363    $14,816,530      $43,932,893


     See "Uses of Capital" and "Results of Operations" below for a further discussion of the Company's Land, Resorts and Communities Divisions.

     The Company is required to comply with certain  covenants  under several of
its  debt  agreements  discussed  above,  including,   without  limitation,  the
following financial covenants:

     I. Maintain net worth of at least $42.0 million.

     II. Maintain a leverage ratio of not more than 4.0 to 1.0. The leverage ratio is defined as consolidated indebtedness of the Company divided by consolidated net worth.

     III. Maintain an adjusted leverage ratio of not more than 2.0 to 1.0. The adjusted leverage ratio is defined as consolidated indebtedness of the Company excluding the convertible subordinated debentures divided by consolidated net worth including the convertible subordinated debentures.

     IV. Limit selling, general and administrative expenses to 50% of gross sales revenue from sales of real estate.

     The Company was in compliance with each of such covenants at June 30, 1996 and for each reporting period during the prior fiscal year.

     In recent years, private placement REMIC financings have provided substantial capital resources to the Company. In these transactions, (i) the Company sells or otherwise absolutely transfers a pool of mortgage loans to a newly-formed special purpose subsidiary, (ii) the subsidiary sells the mortgage loans to a trust in exchange for certificates representing the entire beneficial ownership in the trust and (iii) the subsidiary sells one or more senior classes of the certificates to an institutional investor in a private placement and retains the remaining certificates, which remaining certificates are subordinated to the senior classes. The certificates are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registrations. The certificates are issued pursuant to a pooling and servicing agreement (the "Pooling Agreement"). Collections on the mortgage pool, net of certain servicing and trustee fees, are remitted to the certificateholders on a monthly basis in the order of priority specified in the applicable Pooling Agreement. The Company acts as servicer under the Pooling Agreement and is paid an amortized servicing fee of .5% of the scheduled principal balance of those rates in the mortgage pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the pool with respect to which there was a breach of the Company's representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the certificates are not obligations of the Company, the subsidiary or any of their affiliates and the Company has no obligation to repurchase or replace the mortgage loans solely due to delinquency.

     On May 15, 1996, the Company sold, or otherwise absolutely transferred and assigned, $13.2 million aggregate principal amount of mortgage notes receivable (the "1996 Mortgage Pool") to a subsidiary of the Company and the subsidiary sold the 1996 Mortgage Pool to a REMIC Trust (the "1996 REMIC Trust"). Simultaneous with the sale, the 1996 REMIC Trust issued three classes of Fixed Rate REMIC Mortgage Pass-Through Certificates.

     The 1996 REMIC Trust was comprised primarily of a pool of fixed and adjustable rate first mortgage loans secured by property sold by the Company. On May 15, 1996, the subsidiary sold the Class A Certificates issued under the Pooling Agreement to an institutional investor for aggregate proceeds of approximately $11.8 million in a private placement transaction and retained the Class B and Class R Certificates. A portion of the proceeds from the transaction was used to repay approximately $5.6 million of outstanding debt. An additional $263,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of $5.8 million in the Company's unrestricted cash.

     In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $4.3 million at June 30, 1996. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital.

     The  Company's   capital  resources  are  used  to  support  the  Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt obligations.

     The Company's net inventory was $76.1 million at June 30, 1996 and $73.6 million at March 31, 1996. Management recognizes the inherent risk of carrying increased levels of inventory. In addition, during the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive review of inventories (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management has determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions for the three months ended June 30, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months. See "Results of Operations".

     With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) develop timeshare property and (iii) fund its housing operation in certain locations.

     The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of June 30, 1996 is approximately $105.4 million, exclusive of the cost of any manufactured/modular homes not yet acquired or under contract for sale, which the Company is unable to determine at this time. The Company anticipates spending an estimated $42.7 million of the capital development requirements during the remainder of fiscal 1997. The allocation of anticipated cash requirements to the Company's operating divisions is discussed below.

     Land Division: The Company expects to spend $39.8 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $19.2 million to be spent during the remainder of fiscal 1997.

     Resorts Division: The Company expects to spend $63.6 million for building materials, amenities and other infrastructure costs such as road and utility construction, surveys and engineering fees, including $21.4 million to be spent during the remainder of fiscal 1997. See earlier discussion of lines-of-credit for the financing of Resorts Division property under "Sources of Capital".

     Communities Division: The Company expects to spend $2.1 million for the purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. The Company attempts to pre-qualify prospective home purchasers and secures a purchase contract prior to commencing unit construction to reduce standing inventory risk. The total cash requirement of $2.1 million is expected to be spent during the remainder of fiscal 1997.

     The table to follow outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of June 30, 1996. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected in the table or that historical gross margins which the Company has experienced will not decline in the future as a result of changing economic and market conditions, reduced consumer demand or other factors.


Geographic Region                      Land            Resorts           Communities          Total
Southwest....................        $26,173,224     $       ---       $     9,866        $26,183,090
Rocky Mountains .............          1,834,150             ---               109          1,834,259
West.........................          4,309,240             ---               ---          4,309,240
Midwest......................            134,665      40,325,962               ---         40,460,627
Southeast....................          6,441,354      23,252,113         2,080,008         31,773,475
Northeast....................                525             ---               ---                525
Mid-Atlantic.................            873,130                                              873,130
                                                             ---               ---
Total estimated spending.....         39,766,288      63,578,075         2,089,983        105,434,346
Net inventory at
  June 30, 1996..............         49,266,981      17,526,330         9,334,230         76,127,541
Total estimated cost basis
  of fully developed
  inventory..................        $89,033,269     $81,104,405       $11,424,213       $181,561,887

     The Company's net inventory summarized by division as of June 30, 1996 and March 31, 1996 is set forth below.

                                                      June 30, 1996
                           --------------------------------------------------------------------

Geographic Region               Land           Resorts        Communities           Total
Southwest............         $22,176,456     $        ---     $     143,200       $22,319,656
Rocky Mountains .....           9,363,612              ---            17,239         9,380,851
West ................           6,348,634              ---               ---         6,348,634
Midwest..............           4,663,705       11,940,748               ---        16,604,453
Southeast............           4,193,790        5,585,582         9,173,791        18,953,163
Northeast............             704,045              ---               ---           704,045
Mid-Atlantic.........           1,797,635              ---               ---         1,797,635
Canada...............                                                                   19,104
                                   19,104              ---               ---
Totals...............         $49,266,981      $17,526,330       $ 9,334,230       $76,127,541



                                                     March 31, 1996
                           --------------------------------------------------------------------

Geographic Region               Land           Resorts        Communities           Total
Southwest............         $15,118,191      $       ---     $     142,790       $15,260,981
Rocky Mountains .....           9,299,344              ---            50,800         9,350,144
West ................           5,923,972              ---               ---         5,923,972
Midwest..............           6,293,008       10,839,389               ---        17,132,397
Southeast............           2,252,239        5,189,815        13,983,521        21,425,575
Northeast............           1,982,895              ---               ---         1,982,895
Mid-Atlantic.........           2,490,025              ---               ---         2,490,025
Canada...............              29,025              ---               ---            29,025
Totals...............         $43,388,699      $16,029,204      $ 14,177,111       $73,595,014


     The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. Significant changes in the composition of the Company's inventories as of June 30, 1996 are discussed below.

     The Company's aggregate Land Division inventory increased by $5.9 million from March 31, 1996 to June 30, 1996. The increase in land holdings is primarily attributable to certain large acquisitions in the Southwestern and Southeastern regions of the country, partially offset by provisions for the write-down of certain inventories totaling $3.4 million. See Note 5 under Item I, Part 1 and "Management's Discussion and Analysis - Results of Operations". In the Southwest, the Company acquired 3,600 acres located in Texas for $6.5 million. In the Southeast, the Company acquired 1,000 acres located in North Carolina for $2.4 million. Both projects are intended to be used as primary and secondary homesites and the term to sell-out is estimated to be five years. The Company also acquired 4,450 acres in the Rocky Mountain region for $1.4 million. This acquisition was partially offset by sales activity, including a large acreage bulk sale for $705,000 which represented approximately 2,600 acres with a carrying value of $421,000. Although no assurances can be given, management expects that the carrying value of its land holdings in the Southwest, Rocky Mountains, West, Midwest and Southeast will remain relatively constant during fiscal 1997. At the same time, the Company plans to continue to reduce its land holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions.

     The Company's aggregate resort inventory increased by $1.5 million. The increase is attributable to additional infrastructure development at each of the Company's two Tennessee resorts and the Myrtle Beach, South Carolina resort, partially offset by sales activity at the projects. Resorts Division inventory as of June 30, 1996 consisted of land inventory of $6.0 million and unit construction-in-progress and other amenities of $11.6 million. Resorts Division inventory as of March 31, 1996 consisted of land inventory of $6.1 million and unit construction-in-progress and other amenities of $9.9 million.

     The Company's aggregate communities inventory decreased by $4.9 million from March 31, 1996 to June 30, 1996. The decrease in land inventory which resulted from sales activity and $4.8 million in provisions for losses was offset by additional housing unit construction-in-progress associated with the Company's manufactured and modular home developments in North Carolina. As previously disclosed, the Company does not intend to acquire any additional communities related inventories and present operations will be terminated through a combination of retail sales efforts and the bulk sale of the remaining assets. Communities Division inventory as of June 30, 1996, consisted of land inventory of $4.9 million and $4.4 of housing unit construction-in-progress. Communities Division inventory as of March 31, 1996, consisted of land inventory of $10.5 million and $3.7 of housing unit construction-in-progress.

     The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During the three months ended June 30, 1996 and the three months ended July 2, 1995, the Company received 28% and 21%, respectively, of its consolidated sales of real estate which closed during the period in the form of Receivables. The increase in the percentage of sales financed by the Company from the three months ended July 2, 1995 to the three months ended June 30, 1996 is primarily attributable to an increase in timeshare sales over the same period; approximately 85% of timeshare sales has historically been internally financed by the Company. Timeshare sales accounted for 21% of consolidated sales of real estate during the three months ended June 30, 1996, compared to 12% of consolidated sales during the three months ended July 2, 1995. Management had previously expected the percentage of sales financed by the Company to increase due to the recent introduction of a fixed interest rate program offered to qualified land customers. However, this program has had an immaterial effect on the relationship between cash versus financed land sales during the three months ended June 30, 1996.

     At June 30, 1996, $17.6 million of Receivables were pledged as collateral to secure Company indebtedness, while $11.8 million of Receivables were not pledged or encumbered. At March 31, 1996, $27.0 million of Receivables were pledged as collateral to secure Company indebtedness while $10.9 million of Receivables were not pledged or encumbered. Proceeds from home sales under the Company's Communities Division are received entirely in cash. The table below provides further information on the Company's land and timeshare Receivables at June 30, 1996 and March 31, 1996.

                                                           (Dollars in Millions)
                                           June 30, 1996                          March 31, 1996
                                  ---------------------------------      ---------------------------------

Receivables                          Land     Timeshare     Total          Land     Timeshare     Total
Encumbered.........................   $ 7.5         $10.1     $17.6        $ 18.4        $  8.6    $ 27.0
Unencumbered.......................     7.2           4.6      11.8           7.8           3.1      10.9
Total..............................   $14.7         $14.7     $29.4        $ 26.2         $11.7    $ 37.9

     The reduction in encumbered land Receivables from March 31, 1996 to June 30, 1996 was primarily attributable to the repayment of receivable-backed debt and the sale of notes pursuant to the 1996 REMIC transaction. See "Sources of Capital".

     The table below provides information with respect to the loan-to-value ratio of land and timeshare Receivables held by the Company at June 30, 1996 and March 31, 1996. Loan-to-value ratio is defined as unpaid balance of the loan divided by the contract purchase price.

                                     June 30, 1996               March 31, 1996
                                ------------------------     ------------------------

Receivables                       Land      Timeshare          Land      Timeshare
Loan-to-Value Ratio.............   54%            76%           63%            75%


     Because the Company sold a substantial portion of its less seasoned land Receivables in connection with the 1996 REMIC, the related loan-to-value ratio was lower at June 30, 1996 than at March 31, 1996.

     In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of fair value, less costs to dispose or balance of the loan. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser.

     Reserve for loan losses as a percentage of period end notes receivable was 3.1% and 2.4% at June 30, 1996 and March 31, 1996, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of Receivables. The increase in the reserve for loan losses as a percent of period end loans is primarily the result of a reduction in Receivables held due to the REMIC transaction. See "Sources of Capital".

     At June 30, 1996, approximately 8% or $2.5 million of the aggregate $30.6 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Of the $30.6 million principal amount of loans, $29.4 million were held by the Company, while approximately $1.2 million were associated with programs under which the Company has a limited recourse liability. In most cases of limited recourse liability, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 31, 1996, approximately 7% or $2.8 million of the aggregate $39.2 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Factors contributing to delinquency (including the economy and levels of unemployment in some geographic areas) are believed to be similar to those experienced by other lenders. While the dollar amount of delinquency declined slightly from March 31, 1996 to June 30, 1996, the amount of Receivables decreased substantially. This caused an increase in the delinquency rate as a percent of Receivables. The reduction in Receivables was the result of the sale of notes under the 1996 REMIC. See "Sources of Capital".

     In July, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market from time to time subject to the Company's financial condition and liquidity, the terms of its credit agreements, market conditions and other factors. As of July 31, 1996, 27,800 shares had been repurchased at an aggregate cost of $89,825.

Results of Operations.

Three Months Ended - June 30, 1996

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996. See also Note 5 under Part I, Item 1 and the discussion of provisions for losses later herein.

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

     The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended June 30, 1996 and July 2, 1995.

                                                          (Dollars in Thousands)

                                                     Three Months Ended June 30, 1996

                                Land                Communities             Resorts(3)               Total
Sales of real             $20,557      100.0%     $2,210      100.0%       $6,015     100.0%    $28,782     100.0%
estate...
Cost of real estate
sold.................      10,248       49.9%      2,151       97.3%        2,055      34.2%     14,454      50.2%
Gross profit.........      10,309       50.1%         59        2.7%        3,960      65.8%     14,328      49.8%

Field selling,
general and
administrative              6,392       31.1%        451       20.4%        3,949      65.7%     10,792      37.5%
expense (1)..........
Field operating
profit (loss) (2)....      $3,917       19.0%    $ (392)     (17.7)%      $    11        .1%     $3,536      12.3%





                                                        (Dollars in Thousands)

                                                   Three Months Ended July 2, 1995

                                Land                Communities            Resorts (3)            Total
Sales of real             $18,091  100.0%      $3,618     100.0%        $2,932        100.0%     $24,641     100.0%
estate...
Cost of real estate
sold.................       8,111   44.8%       3,188      88.1%           892         30.4%      12,191      49.5%
Gross profit.........       9,980   55.2%         430      11.9%         2,040         69.6%      12,450      50.5%

Field selling,
general and
administrative
expense (1)..........       5,999   33.2%         581      16.1%         1,731         59.1%       8,311      33.7%
Field operating
profit (loss) (2)....      $3,981   22.0%      $ (151)    (4.2)%       $   309         10.5%      $4,139      16.8%



     (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

     (2)  The  tables   presented   above  outline   selected   financial  data.
Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

     (3) The Resorts Division had $382,000 and $89,000 of operating profits which were deferred under the percentage of completion method of accounting as of June 30, 1996 and July 2, 1995, respectively.

     Consolidated sales of real estate increased 14% to $28.8 million for the three months ended June 30, 1996 compared to $24.6 million for the three months ended July 2, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

Land Division

     The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the application of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions). See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

                                                           Three Months Ended

                                                        June 30,       July 2,
                                                          1996           1995
Number of parcels sold.........................            574             495

Average sales price per parcel.................        $35,273        $ 36,547

Average sales price per parcel excluding one large
acreage bulk sale in the Rocky Mountains in the
current period.................................        $34,104         $36,547

Gross margin...................................            50%             55%



     The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                                          Three Months Ended

                                         June 30, 1996                           July 2, 1995

                                                    Average                              Average
                                Number of         Sales Price            Number of     Sales Price
Geographic Region             Parcels Sold         Per Parcel          Parcels Sold     Per Parcel
Southwest.........                     290           $ 36,575                   222       $ 42,673
Rocky Mountains.                        40           $ 54,532                    48       $ 33,387
Midwest...........                      71           $ 22,398                    62       $ 38,674
Southeast.........                      99           $ 36,830                    41       $ 56,486
West..............                       2           $125,000                   ---       $    ---
Northeast.........                      18           $ 14,481                    47       $  8,494
Mid-Atlantic......                      54           $ 31,624                    68       $ 27,099
Canada............                     ---           $    ---                     7       $  8,412
Totals............                     574           $ 35,273                   495       $ 36,547

     The number of parcels sold in the Southwest increased during the current period due to more sales made from the Company's Houston, Texas and Dallas, Texas projects than during the prior year quarter. The average sales price per parcel in the Southwest decreased during the current period due to a change in the sales mix resulting in fewer waterfront parcel sales (which traditionally have supported higher retail sales prices).

     The number of parcels sold in the Rocky Mountains region decreased during the current period due to fewer sales from the Company's Colorado properties, partially offset by more sales in Idaho and Montana. The average sales price per parcel in the Rocky Mountains region increased during the current quarter primarily due to the bulk sale of acreage in Colorado representing 2,600 acres. The bulk sale totaled $705,000 and yielded a gross margin of 40%. The average sales price per parcel excluding the bulk sale was $37,955.

     The number of parcels sold in the Midwest increased from the Company's two Tennessee lake properties. However, the current quarter reflects a greater number of less expensive parcel sales.

     In the Southeast, the Company sold a greater number of less expensive parcels from its North Carolina properties during the current quarterly period.

     In the West,  the Company sold two parcels from its Arizona  property.  The
Company acquired the acreage outside of Prescott in fiscal 1996 and sales commenced in the fourth fiscal quarter of last year.

     The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand. See discussion of provisions for losses later herein.

     The decrease in the average gross margin for the Land Division from 55% for the quarter last year to 50% for the current quarter was attributable to (i) a reduction in gross margins in the Rocky Mountains region from 55% for the quarter last year to 42% for the current quarter (ii) a reduction in gross margins in the Company's New Mexico property from 53% for the quarter last year to 49% for the current quarter and (iii) an average gross margin of 30% on the Company's western property located in Arizona. The Company has experienced certain cost over runs on phase I of the multi-phase Arizona project. There are 11 lots remaining in phase I. Although no assurances can be give, the remaining phases of the project are expected to produce significantly higher gross margins.

     The Company's Investment Committee, consisting of executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

     The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $704,000 of net inventory in the Northeast. During the three months ended June 30, 1996, the Company recorded provisions for the write-down of certain land inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein. In addition, the Company has experienced lower gross margins during the current quarterly period in the Rocky Mountains region (which includes Colorado, Idaho and Montana). The Company has experienced gross margins generally ranging from 40% to 50% on its Colorado projects and gross margins are generally not expected to exceed this range on the remaining Colorado inventories. The Company also owns a land property in New Mexico (classified under the Southwest region in the earlier tables). The Company expects the multi-phase project to generate an average gross margin of 42% over its sell-out. No assurances can be given that the Company can maintain historical or anticipated gross margins.
Resorts Division

     During the three months ended June 30, 1996 and July 2, 1995, sales of timeshare intervals contributed $6.0 million or 21% and $2.9 million or 12%, respectively, of the Company's total consolidated revenues from the sale of real estate.

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

                                                             Three Months Ended

                                                           June 30,      July 2,
                                                             1996         1995
Number of intervals sold..............                        848          308

Average sales price per interval......                     $8,108       $7,750

Gross Margin..........................                        66%          70%


     The number of timeshare intervals sold increased to 848 for the current quarter compared to 308 for the comparable quarter of the previous fiscal year. During the prior year, all interval sales were generated from the Company's first resort in Gatlinburg, Tennessee. During the current year quarter, 370 intervals were sold from the Gatlinburg resort, an additional 259 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee and 219 intervals were sold from the Company's resort in Myrtle Beach, South Carolina .

     Gross margins on interval sales decreased from 70% for the first quarter of last year to 66% for the current quarter. As indicated above, all sales from the prior year quarter were from the Company's Gatlinburg, Tennessee resort. During the current quarter, gross margins from the Company's resorts in Gatlinburg, Pigeon Forge and Myrtle Beach were 63%, 71% and 70%, respectively. The reduction in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to cost over-runs incurred on certain unit construction and amenities of the project.

Communities Division

     During the three months ended June 30, 1996, the Company's Communities Division contributed $2.2 million in sales revenue, or approximately 8% of total consolidated revenues from the sale of real estate. During the three months ended July 2, 1995, the Communities Division generated $3.6 million in sales revenue, or approximately 15% of total consolidated revenues from the sales of real estate.

     The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                           Three Months Ended

                                                          June 30,       July 2,
                                                            1996          1995
Number of homes/lots sold....................                  30           39

Average sales price..........................             $73,659      $92,783

Gross margin.................................                  3%          12%

     The reduction in the average sales price was primarily attributable to a greater number of lot-only sales and a lower number of site-built homes in the current year quarter. The $2.2 million in current quarter sales was comprised of 17 manufactured homes with an average sales price of $81,448, an additional 2 site-built homes with an average sales price of $265,950 and 11 sales of lots at an average sales price of $26,659. The $3.6 million in prior year sales was comprised of 22 manufactured homes with an average sales price of $72,433, an additional 7 site-built homes with an average sales price of $255,416 and 10 sales of lots at an average sales price of $23,708. The reduction in the gross margin is attributable to the Company's manufactured home development in North Carolina. During the three months ended June 30, 1996, the Company recorded provisions for the write-down of certain communities related inventories. See
Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

     The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.


                                                          Three Months Ended June 30, 1996

Geographic Region                Land           Communities          Resorts             Total                %
Southwest............           $10,917,854         $      ---   $           ---       $10,917,854           37.9%
Rocky Mountains......             2,185,264            133,750               ---         2,319,014            8.1%
Midwest..............             1,590,255                ---         5,372,240         6,962,495           24.2%
Southeast............             3,646,178          2,076,010           642,320         6,364,508           22.1%
West.................               250,000                ---               ---           250,000             .9%
Northeast............               260,650                ---               ---           260,650             .9%
Mid-Atlantic.........             1,707,676                ---               ---         1,707,676            5.9%
Canada...............                                      ---                                                 ---
                                        ---                                  ---               ---
Totals...............           $20,557,877         $2,209,760        $6,014,560       $28,782,197          100.0%




                                                           Three Months Ended July 2, 1995

Geographic Region                Land           Communities          Resorts             Total                 %
Southwest............            $9,473,480        $   526,617        $      ---       $10,000,097            40.6%
Rocky Mountains......             1,602,591            101,950               ---         1,704,541            6.9%
Midwest..............             2,733,271                ---         2,932,185         5,665,456           23.0%
Southeast............             1,980,430          2,989,946               ---         4,970,376           20.2%
Northeast............               399,200                ---               ---           399,200            1.6%
Mid-Atlantic.........             1,842,708                ---               ---         1,842,708            7.5%
Canada...............                58,886                ---               ---            58,886             .2%
Totals...............           $18,090,566         $3,618,513        $2,932,185       $24,641,264          100.0%

     Interest income decreased 34% to $1.4 million for the three months ended June 30, 1996 compared to $2.2 million for the three months ended July 2, 1995. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                           Three Months Ended

                                                       June 30,         July 2,
Interest income and other:                               1996            1995
Receivables held and servicing fees
   from whole-loan sales..........................   $ 1,063,473     $1,434,062
Securities retained in connection with REMIC
   financings including REMIC servicing fee.......       331,590        689,536
Loss on REMIC transactions........................   (   39,202)            ---
Cash and cash equivalents.........................        88,604         63,337
Totals............................................    $1,444,465     $2,186,935

     The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                          Three Months Ended

                                                      June 30,         July 2,
Average interest bearing assets                          1996            1995
Receivables ...................................... $ 32,053,220    $ 36,520,248
Securities retained in connection with REMIC
 financings ......................................   10,676,925      13,122,104
Cash and cash equivalents.........................    8,674,336       7,332,844
Totals............................................ $ 51,404,481    $ 56,975,196

     The Company completed its most recent REMIC transaction in May, 1996. The $13.2 million of loans comprising the Mortgage Pool were previously owned by the Company. Of the $13.2 million of notes receivable, $7.1 were pledged to an institutional lender and $6.1 million were unencumbered. Because of more favorable terms offered under the 1996 REMIC, the Company retired its indebtedness associated with the pledged Receivables. As a result of the REMIC transaction, the Company recognized less interest income during the current quarter due to lower average Receivables held. See Note 6 to the Consolidated Financial Statements included under Part I, Item 1. See also discussion of interest expense below.

     In addition to the REMIC  transaction  completed in May,  1996, the Company completed  a REMIC  transaction  in  July,  1995.  The  $68.1  million  of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. Accordingly, the average securities held for the quarter ended June 30, 1996 was lower than the comparable quarter of the prior year.

     S,G&A expense totaled $13.1 million and $9.9 million for the three months ended June 30, 1996 and July 2, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased from 40% for the quarter last year to 45% for the current year quarter. The increase as a percentage of sales was largely the result of higher S,G&A expenses for the Communities and Resorts Division. The table to follow sets forth comparative S,G&A expense information for the periods indicated.


                                                          (Dollars in Thousands)
                                                     Three Months Ended June 30, 1996

                                      Land                Communities               Resorts          Total
Sales of real estate......   $20,557      100.0%     $2,210      100.0%       $6,015     100.0%    $28,782     100.0%

Field selling,
general and administrative
expense (1)...............     6,392       31.1%        451       20.4%        3,949      65.7%     10,792      37.5%






                                                          (Dollars in Thousands)
                                                     Three Months Ended July 2, 1995

                                      Land                Communities              Resorts           Total
Sales of real estate......   $18,091       100.0%      $3,618     100.0%      $2,932     100.0%    $24,641       100.0%

Field selling,
general and administrative
expense (1)...............      5,999       33.2%        581       16.1%       1,731      59.1%      8,311       33.7%


     (1) Corporate general and administrative expenses of $2.3 million and $1.6 million for the three months ended June 30, 1996 and July 2, 1995 have been excluded from the table.

     Interest expense totaled $1.3 million and $2.0 million for the three months ended June 30, 1996 and July 2, 1995, respectively. The 45% decrease in interest expense for the current period was primarily attributable to an increase in the amount of interest capitalized to inventory. The Company capitalized interest totaling $255,000 during the three months last year, compared to $603,000 for the three months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sell-out periods. In addition to the favorable impact from increased capitalized interest, the average outstanding indebtedness for the current quarterly period declined over the comparable quarter last year. The effective cost of borrowing also declined from 11.3% for the quarter ending July 2, 1995 to 10.2% for the quarter this year. The lower average outstanding indebtedness was primarily attributable to the retirement of debt pursuant to the Company's 1996 REMIC transaction. See Note 6 to the Consolidated Financial Statements included under Part I, Item 1. The table set forth below outlines the components of interest expense for the periods indicated.

                                                          Three Months Ended

                                                      June 30,         July 2,
Interest expense on:                                     1996            1995
Receivable-backed notes payable...................     $ 419,118       $572,169
Lines of credit and notes payable.................       532,399        615,639
8.25% convertible subordinated debentures.........       716,492        716,492
Other financing costs.............................       223,906        340,923
Capitalization of interest........................     (602,711)      (255,085)
Totals............................................    $1,289,204     $1,990,138

     The table to follow sets forth the average indebtedness for the periods indicated.



                                                         Three Months Ended

                                                      June 30,         July 2,
Average indebtedness                                   1996             1995
Receivable-backed notes payable................... $ 15,724,081    $ 20,557,812
Lines of credit and notes payable.................   23,517,121      23,685,552
8.25% convertible subordinated debentures.........   34,739,000      34,739,000
Totals............................................ $ 73,980,202    $ 78,982,364

     During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive review of inventories (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management has determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions for the three months ended June 30, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months.

     The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects have been slow-moving and yielding low gross profits and little to no operating profits. Therefore, the Company has adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of these assets and has reduced retail selling prices of certain home/lot packages to increase sales activity. As previously disclosed, the Company does no plan to acquire any additional communities related inventories.

     A majority of the Land Division parcels subject to write-down are scattered lots acquired through foreclosure or deedback in lieu of foreclosure as well as odd lots from former projects. Most are located in the Northeast and Mid-Atlantic region of the country where the Company continues to experience reduced consumer demand due to slow economic conditions and increased competition in certain areas of these regions due to an over-supply of similar land inventories being marketed by smaller, local operations. The write-downs accommodate retail price reductions which management believes will stimulate sales activity.

     The Company recorded provisions for loan losses totaling $183,000 for the three months ended June 30, 1996 in addition to a provision for $86,000 for real estate taxes and other costs associated with delinquent customers. During the three months ended July 2, 1995, the Company recorded provisions for loan losses of $155,000. During the three months ended June 30, 1996 and July 2, 1995, the Company charged-off $168,000 and $125,000, respectively, to its reserve for loan losses. An additional $37,000 was charged-off against the reserve for advanced real estate taxes and other costs for the three months ended June 30, 1996. No provision or charge-offs for advanced real estate taxes was recorded for the three months ended July 2, 1995. The Company's internal financing does not require customers to escrow real estate taxes. Losses associated with this practice have not been material to date.

     Income (loss) from consolidated operations was ($7.0) million and $2.6 million for the three months ended June 30, 1996 and July 2, 1995, respectively. The reduction for the current quarter was primarily the result of lower gross margins, higher S,G&A expense and increased provisions for losses.

     Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the three months ended June 30, 1996 and July 2, 1995 was not material to the Company's results of operations.

     The Company recorded a tax benefit of 41% of the pre-tax loss for the quarter ended June 30, 1996. The Company recorded a tax provision of 41% of pre-tax income for the quarter ended July 2, 1995.

     Net income (loss) was (4.1) million and $1.6 million for the three months ended June 30, 1996 and July 2, 1995, respectively. As discussed earlier, the reduction for the current quarter was primarily the result of lower gross margins, higher S,G&A expense and increased provisions for losses.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on July 25, 1996, the shareholders voted to fix the number of Directors of the Company at six and elect the directors named in the proxy materials dated June 20, 1996. The results of voting were as follows:

                                                            Shares Voted
                                         ---------------- ----------------- ----------------- ----------------
                                               For            Against           Abstain            Total
Fix number of directors of the
  Company for the ensuing year at six         17,418,608           429,158            38,334       17,886,100

Elect each of the following persons
  as directors of the Company:
     Joseph C. Abeles                         17,445,476           440,624               ---       17,886,100
     George F. Donovan                        17,537,130           348,970               ---       17,886,100
     Ralph A. Foote                           17,532,276           353,824               ---       17,886,100
     Frederick M. Myers                       17,449,632           436,468               ---       17,886,100
     Stuart A. Shikiar                        17,434,721           451,379               ---       17,886,100
     Bradford T. Whitmore                     17,455,445           430,655               ---       17,886,100

     In addition to the shares voted as outlined above, there were 2,654,989 non-votes.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

     None.

   (b)   Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 15, 1996 under item 5 which reported a private placement sale transaction. See Note 6 to the Consolidated Financial Statements included under

     Items I, Part 1. The Company also filed a report on Form 8-K dated July 11, 1996 which reported the approval by the Board of Directors to repurchase up to 500,000 shares of Common Stock.

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BLUEGREEN CORPORATION
                                                             (Registrant)


Date:  August 14, 1996          By:      /S/ GEORGE F. DONOVAN
                                         George F. Donovan
                                         President and Chief Executive Officer


Date:  August 14, 1996          By:      /S/ ALAN L. MURRAY
                                         Alan L. Murray
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  August 14, 1996          By:      /S/ MARYJO WIEGAND
                                         MaryJo Wiegand
                                         Vice President and Controller
                                         (Principal Accounting Officer)