Form 10-Q
period 1996-09-29
BLUEGREEN CORP
filed 1996-11-07
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     [X] - Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934

           For the quarterly period ended September 29, 1996

                                       or

     [ ] - Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                          03-0300793
------------------------------------     --------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

     5295 Town Center Road, Boca Raton, Florida         33486
---------------------------------------------------   ----------
     (Address of principal executive offices)         (Zip Code)

                                 (561) 361-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report)

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

     As of October 25, 1996, there were 20,578,022 shares of Common Stock, $.01 par value per share, issued, 268,300 treasury shares and 20,309,722 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information

Item 1.      Financial Statements                                    Page

             Consolidated Balance Sheets at
                  September 29, 1996 and March 31, 1996 ...........    3

             Consolidated Statements of Operations - Three Months
                  Ended September 29, 1996 and October 1, 1995 .....   4

             Consolidated Statements of Operations - Six Months
                  Ended September 29, 1996 and October 1, 1995 .....   5

             Consolidated Statements of Cash Flows -Six Months
                  Ended September 29, 1996 and October 1, 1995 .....   6

             Notes to Consolidated Financial Statements ............   8

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............   11

Part II - Other Information

Item 1.      Legal Proceedings .....................................   36

Item 2.      Changes in Securities .................................   36

Item 3.      Defaults Upon Senior Securities .......................   36

Item 4.      Submission of Matters to a Vote of Security Holders ...   36

Item 5.      Other Information .....................................   36

Item 6.      Exhibits and Reports on Form 8-K ......................   36

Signatures..........................................................   37

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                           Consolidated Balance Sheets


                                                         September 29,      March 31,
Assets                                                       1996              1996
Cash and cash equivalents (including restricted cash of
   approximately $8.8 million and $7.7 million at
   September 29, 1996 and March 31, 1996, respectively)... $ 13,035,255 $  11,389,141
Contracts receivable, net.................................    8,862,457    12,451,207
Notes receivable, net.....................................   34,300,295    37,013,802
Investment in securities..................................   10,937,470     9,699,435
Inventory, net............................................   80,152,962    73,595,014
Property and equipment, net...............................    5,316,483     5,239,100
Debt issuance costs.......................................    1,131,472     1,288,933
Other assets..............................................    3,777,057     4,286,401
   Total assets........................................... $157,513,451  $154,963,033

Liabilities and Shareholders' Equity
Accounts payable.......................................... $  2,047,835 $   2,557,797
Accrued liabilities and other.............................    8,936,968     9,889,063
Lines-of-credit and notes payable.........................   29,927,981    17,287,767
Deferred income taxes.....................................    3,549,038     6,067,814
Receivable-backed notes payable...........................   17,839,173    19,723,466
8.25% convertible subordinated debentures.................   34,739,000    34,739,000
   Total liabilities......................................   97,039,995    90,264,907

Commitments and contingencies.............................          ---           ---

Shareholders' Equity
Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued................................          ---           ---
Common stock, $.01 par value, 90,000,000 shares
   authorized; 20,574,933 and 20,533,410 shares
   outstanding at September 29, 1996 and March 31, 1996,
   respectively...........................................      205,749       205,334
Capital-in-excess of par value............................   71,372,887    71,296,158
Retained earnings (deficit)............................... (10,351,175)   (6,803,366)
Treasury stock, 235,500 shares of common stock at cost.... (   754,005)           ---

Total shareholders' equity................................   60,473,456    64,698,126
   Total liabilities and shareholders' equity............. $157,513,451  $154,963,033


See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                  Three Months Ended
                                                                          ------------------------------------
                                                                           September 29,       October 1,
                                                                               1996               1995
Revenues:
   Sales of real estate.....................................                  $26,450,849         $33,257,813
   Interest income and other................................                    1,549,770           2,177,295
                                                                               28,000,619          35,435,108

Cost and expenses:
   Cost of real estate sold.................................                   13,198,844          17,223,289
   Selling, general and administrative expense..............                   12,450,496          12,240,126
   Interest expense.........................................                    1,181,709           1,857,707
   Provisions for losses....................................                      279,815             225,000
                                                                               27,110,864          31,546,122

Income from operations......................................                      889,755           3,888,986

Other income................................................                       86,608              41,077
Income before income taxes..................................                      976,363           3,930,063
Provision for income taxes..................................                      400,309           1,611,326

Net income..................................................                 $    576,054         $ 2,318,737

Income per common share:
Net income..................................................                            $    $            .11
                                                                                      .03

Weighted average number of common and common
   equivalent shares (1)....................................                   21,199,282          21,797,537


(1) The current three month period includes 20,339,433 average common shares outstanding plus 859,849 average dilutive stock options. The prior year three month period includes 20,498,112 average common shares outstanding plus 1,299,425 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                   Six Months Ended
                                                                          ------------------------------------
                                                                           September 29,       October 1,
                                                                               1996               1995
Revenues:
   Sales of real estate.....................................                  $55,233,046         $57,899,077
   Interest income and other................................                    2,994,235           4,364,230
                                                                               58,227,281          62,263,307

Cost and expenses:
   Cost of real estate sold.................................                   27,652,442          29,414,737
   Selling, general and administrative expense..............                   25,503,045          22,114,032
   Interest expense.........................................                    2,470,913           3,847,844
   Provisions for losses....................................                    8,748,868             379,942
                                                                               64,375,268          55,756,555

Income (loss) from operations...............................                  (6,147,987)           6,506,752

Other income................................................                      134,751              69,358
Income (loss) before income taxes...........................                  (6,013,236)           6,576,110
Provision (benefit) for income taxes........................                  (2,465,427)           2,669,744

Net income (loss)...........................................                 $(3,547,809)         $ 3,906,366

Income (loss) per common share:
Net income (loss)...........................................                       $(.17)    $            .18


Weighted average number of common and common
   equivalent shares (1)....................................                   20,886,372          21,737,664


(1) The current six three month period includes 20,456,447 average common shares outstanding plus 429,925 average dilutive stock options. The prior year six month period includes 20,492,354 average common shares outstanding plus 1,245,310 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Six Months Ended
                                                                    -----------------------------------------

                                                                      September 29,          October 1,
                                                                           1996                 1995
Operating activities:
   Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors............................              $  47,492,581         $  49,631,790
   Interest received.......................................                  2,452,916             3,708,139
   Cash paid for land acquisitions and real estate
    development............................................             (  30,123,988)        (  33,974,546)
   Cash paid to suppliers, employees and sales
    representatives........................................             (  24,986,337)        (  23,635,752)
   Interest paid, net of capitalized interest..............             (   2,191,288)        (   3,927,346)
   Income taxes paid, net of refunds ......................             (   2,257,670)        (   1,636,662)
   Proceeds from borrowings collateralized by notes
    receivable.............................................                  7,263,913             9,550,943
   Payments on borrowings collateralized by notes
    receivable.............................................             (   9,148,205)        (  17,556,417)
   Net proceeds from REMIC transaction.....................                 11,783,001            28,688,041
    Cash received from investment in securities............                    577,933                68,912
Net cash provided by operating activities..................                    862,856            10,917,102
Investing activities:
   Net cash flow from purchases and sales of
    property and equipment.................................             (     189,021)        (     416,526)
   Additions to other long-term assets.....................             (     120,623)        (      77,000)
Net cash flow used by investing activities.................             (     309,644)        (     493,526)
Financing activities:
   Borrowings under line-of-credit facilities..............                  3,986,568             4,210,000
   Payments under line-of-credit facilities................             (   2,184,689)        (   1,111,898)
   Borrowings under secured credit facility................                  3,800,000                   ---
   Payments on other long-term debt........................             (   3,832,118)        (   7,083,934)
   Acquisition of treasury stock...........................             (     754,005)                   ---
   Proceeds from exercise of employee stock options........                     77,146               129,652
Net cash flow provided (used) by financing activities......                  1,092,902        (   3,856,180)
Net increase in cash and cash equivalents..................                  1,646,114             6,567,396
Cash and cash equivalents at beginning of period...........                 11,389,141             7,588,475
Cash and cash equivalents at end of period.................                 13,035,255            14,155,871
Restricted cash and cash equivalents at end of period......             (   8,794,095)        (   8,558,910)
Unrestricted cash and cash equivalents at end of period....            $     4,241,160       $     5,596,961

See accompanying notes to consolidated financial statements.


                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                             (unaudited) (continued)


                                                                            Six Months Ended
                                                                    ----------------------------------

                                                                     September 29,      October 1,
                                                                          1996             1995
Reconciliation  of net  income  (loss) to net cash flow  provided  by  operating activities:
    Net income (loss).............................................    $  (3,547,809)     $  3,906,366
    Adjustments to reconcile net income (loss) to net
       cash flow provided (used) by operating activities:
        Depreciation and amortization.............................           535,809          863,007
        Loss on REMIC transaction.................................            39,202      (1,119,572)
        (Gain)/loss on sale of property and equipment.............      (    57,168)            4,694
        Provisions for losses.....................................         8,748,868          379,942
        Interest accretion on investment in securities............      (   486,643)      (  755,601)
        Proceeds from borrowings collateralized
         by notes receivable net of principal
                                                                        ( 1,884,292)      (8,005,474)
repayments........................................................
        Provision (benefit) for deferred income taxes.............      ( 2,518,776)        2,669,744
    (Increase) decrease in operating assets:
      Contracts receivable........................................         3,588,750      (1,981,989)
      Investment in securities....................................           577,933        9,361,947
      Inventory...................................................      ( 2,836,980)      (4,720,300)
      Other assets................................................           509,340          559,711
      Notes receivable............................................      (   343,324)       12,980,317
    Increase (decrease) in operating liabilities:
      Accounts payable, accrued liabilities and other.............      ( 1,462,054)      (3,225,690)
Net cash flow provided by operating activities....................     $     862,856    $  10,917,102

Supplemental schedule of non-cash operating and financing activities

      Inventory acquired through financing........................     $  10,630,449   $    6,100,238

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure............................    $    1,139,438   $      873,198

      Investment in securities retained in                            $    1,315,153   $    2,044,029
        connection with REMIC transactions........................

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The six months ended September 29, 1996 also includes provisions for the write-down of certain inventories to reflect fair value, less costs to dispose, totaling $8.2 million and an additional $548,000 in provisions for loan losses and related advanced real estate taxes and legal fees on delinquent loans. See Note 5. The results of operations for the six month period ended September 29, 1996 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996.

Organization

Bluegreen Corporation (the "Company") is a national leisure product company currently operating in twenty-one states. The Company's primary business is (i) the acquisition, development and sale of recreational and residential land and
(ii) the acquisition and development of timeshare properties which are sold in weekly intervals. The Company offers financing to its land and timeshare purchasers.

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

2.   Contracts Receivable and Revenue Recognition

The Company's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully-furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. Revenue recognition for each of the Company's operating divisions is discussed below.

The Company recognizes revenue on retail land sales when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue on retail land sales in accordance with the percentage of completion method of accounting.

Other land sales include large-acreage bulk transactions as well as land sales to investors and developers. The Company recognizes revenue on such other land sales when the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property, which requires a minimum of 20% of the sales price to be received in cash, the collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue on other land sales in accordance with the percentage of completion method of accounting.

With respect to its Resorts Division sales, the Company recognizes revenue when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the unit sold. In cases where all development has not been completed, the Company recognizes revenue on timeshare sales in accordance with the percentage of completion method of accounting.

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

See also "Management's Discussion and Analysis - Results of Operations".

3.   Contingent Liabilities

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables (which arose from land sales) to banks and financial institutions to supplement its liquidity. At September 29, 1996, the Company was contingently liable for the outstanding principal balance of notes receivable previously sold aggregating approximately $1.0 million. As of such date, delinquency on these loans was not material. In most cases, the recourse from the purchaser of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4.   Provision for Losses

Provisions for losses on real estate are charged to operations when it is determined that the investment in such assets is impaired in management's best judgment. Management considers various factors, including recent selling prices of comparable parcels, recent offering prices from potential purchasers, overall market and economic conditions and the estimated cost of disposing of such property. The Company recorded provisions for losses totaling $8.7 million and $380,000 for the six months ended September 29, 1996 and October 1, 1995, respectively. See Note 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for losses.

5.   Inventory

The Company's inventory holdings are summarized below by division.

                                              September 29, 1996  March 31, 1996

Land Division...............................        $ 51,620,483    $ 43,388,699

Communities Division........................           8,898,680      14,177,111

Resorts Division............................          19,633,799      16,029,204
                                                     $80,152,962    $ 73,595,014

Real estate inventory acquired for sale is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or estimated fair value net of costs to dispose. In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Land reacquired through foreclosure or deedback in lieu of foreclosure is recorded at the lower of the unpaid balance of the loan or fair value of the underlying real estate collateral net of costs to dispose. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser. If a timeshare default occurs within the same fiscal year as the sale occurred, all applicable entries from the sale are reversed. If the default occurs in a fiscal year later than the sale, the interval is carried at the lower of original cost, including improvements and amenities, or estimated fair value net of costs to dispose. The difference between the unpaid balance of the timeshare loan and the carrying value is charged to the reserve for loan losses.

During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions recorded during the first fiscal quarter included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months.

See "Management's Discussion and Analysis of Financial Condition - Uses of Capital and Result of Operations", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.

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

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions) or risks associated with locating suitable inventory for acquisition.

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

Net cash provided by the Company's operations was $863,000 and $10.9 million for the six months ended September 29, 1996 and October 1, 1995, respectively. The reduction in cash flow from operations was attributable to (i) a reduction of $2.1 million in cash received from customers on real estate sales, (ii) a reduction in cash received from the sale or collateralization of Receivables, net of repayments on collateralized Receivables, totaling $10.8 million and
(iii) an increase in cash paid to suppliers and employees totaling $1.4 million. These three elements were partially offset by a reduction in cash paid for land acquisitions and real estate development in the amount of $3.8 million.

During the six months ended September 29, 1996 and the six months ended October 1, 1995, the Company received in cash $40.2 million or 69% and $44.3 million or 79%, respectively, of its sales of real estate that closed during these periods. The decrease in the percentage of cash received from the six months ended October 1, 1995 to the six months ended September 29, 1996 is primarily
attributable   to  an  increase  in  timeshare   sales  over  the  same  period;
approximately 85% of the principal balance of such sales has historically been internally financed by the Company. Timeshare sales accounted for 23% of consolidated sales of real estate during the six months ended September 29, 1996, compared to 9% of consolidated sales during the six months ended October 1, 1995. Management expects the percentage of sales received in cash to decrease during the remainder of fiscal 1997 due to anticipated increases in timeshare sales as a percentage of consolidated sales.

Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders or sold in connection with private placement REMIC financings. The Company typically pledges its Receivables as a temporary source of financing until it has originated a sufficient quantity of Receivables to make it cost effective to sell them through a private placement REMIC financing. REMICs are considered the Company's permanent Receivables financing. The Company currently is advanced 90% of the face amount of the eligible notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as receivable-backed notes payable on the Consolidated Balance Sheet. When the Company sells its Receivables through private placement REMIC transactions, it typically retains only subordinated securities which are classified under investment in securities on the Consolidated Balance Sheet. See further discussion of REMIC transactions under "Sources of Capital" later herein. During the six months ended September 29, 1996 and the six months ended October 1, 1995, the Company borrowed $7.3 million and $9.6 million, respectively, through the pledge of Receivables. During the six months ended September 29, 1996 and October 1, 1995, the Company raised an additional $11.8 million and $28.7 million, respectively (net of transaction costs and prior to the retirement of debt), from sales of Receivables under private placement REMIC transactions. The discussion below provides additional information with respect to credit facilities secured by Receivables and the sale of Receivables through private placement transactions.

The Company has a revolving credit facility of $20.0 million with a financial institution secured by land inventory and land Receivables. The interest rate charged on borrowings secured by such inventory and Receivables is prime plus 2.75% and prime plus 2.0%, respectively. At September 29, 1996, the outstanding principal balance under the facility was $6.6 million, comprised of $1.6 million secured by inventory and $5.0 million secured by Receivables. An additional $5.2 million was borrowed in October, 1996 and is secured by a land property in Texas. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The indebtedness secured by land inventory, (including the amount borrowed in October, 1996) has maturities that range from December, 1996 to October, 1999. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures ten years from the date of the last advance. The ability to receive advances under the facility expired in October, 1996 and the Company is currently engaged in discussions with the lender about the renewal of the facility. No assurances can be given that the facility will be renewed on terms satisfactory to the Company, if at all.

The Company also has a $20.0 million credit facility with this same lender which provides for acquisition, development, construction and Receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.0%. At September 29, 1996, the outstanding principal balance under the facility was $8.0 million, comprised of $600,000 secured by inventory and $7.4 million secured by Receivables. The

Company is required to repay the portion of the loan secured by inventory through two equal annual installments of $300,000 each in December, 1996 and December, 1997. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may the Receivable related indebtedness exceed 90% of the face amount of pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in November, 1998.

The Company has another credit facility with this same lender which provides for acquisition, development, construction and Receivables financing on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $6.2 million. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.0%. At September 29, 1996, the outstanding principal balance under the facility was $2.7 million, comprised of $810,000 secured by inventory and $1.9 million secured by Receivables. The Company is required to repay the portion of the loan secured by inventory through annual principal payments of $400,000 in July, 1997 and $410,000 in July, 1998. All
principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in July, 1998.

The Company has a $13.5 million secured line-of-credit with a South Carolina financial institution for the construction and development of Phase I of its Myrtle Beach timeshare resort. The Myrtle Beach oceanfront property was acquired during the second quarter of fiscal 1996, and Phase I represents an oceanfront building planned to include 114 residential units. The interest rate charged under the facility is prime plus .5%. At September 29, 1996, there was $3.5 million outstanding under the facility. The indebtedness is due in May, 1997.

The Company also has a $23.5 million line-of-credit with a financial institution. The credit line provides for "take-out" of the construction lender discussed in the preceding paragraph in the amount of $13.5 million which is expected to occur in March, 1997 as well as $10.0 million for the pledge of Myrtle Beach timeshare Receivables. The interest rate charged under the line-of-credit is the three-month London Interbank Offered Rate ("LIBOR") plus 4.25%. At September 29, 1996, the outstanding principal balance under the facility was $721,000 secured by Receivables. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility.

The Company has a $15.0 million revolving credit facility with another financial institution secured by land Receivables and land inventory. The Company uses the facility as a temporary warehouse for the pledge of receivables until it accumulates sufficient quantity of Receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $5.0 million secured by land inventory to finance real estate acquisition and development costs. The interest rate charged on borrowings secured by Receivables and inventory is prime plus 2.0%. At September 29, 1996, the outstanding principal balance under the facility was $3.5 million, comprised of $669,000 secured by inventory and $2.8 million secured by Receivables. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the Receivables portion of this facility. The facility expires in October, 1998.

In addition to the land and resorts financing described above, the Company has outstanding indebtedness under a line-of-credit secured by a Florida project managed under the Communities Division. At September 29, 1996, the aggregate outstanding indebtedness under the facility totaled $956,000. The indebtedness matures in May, 1998. The ability to borrow under the credit agreement has expired and the Company does not intend to renew the facility. Along with inventory and Receivables financing under credit arrangements described above, the Company regularly seeks term financing for the acquisition of its real estate from sellers, banks or similar financial institutions. Accordingly, the aggregate amount of inventory acquisition and development costs obtained through term financing and lines-of-credit during the six months ended September 29, 1996 and the six months ended October 1, 1995 totaled $18.4 million or 38% of the total acquisition and development requirements and $10.3 million or 23% of the total acquisition and development requirements, respectively. The increase in the percentage of acquisition and development costs financed during the current six month period reflects an increased willingness on the part of sellers of inventory to accept financing along with increased confidence on the part of banks and financial institutions to lend against real estate.

The table set forth below summarizes the credit facilities discussed earlier as well as other notes payable.


                                 Lines-of-Credit  Receivable-
                                  and Notes         Backed
                                   Payable       Notes Payable       Total
Description of Credit Arrangement
$20.0 million revolving credit
facility.....................     $ 1,616,699     $ 4,992,869      $6,609,568
20.0 million credit
facility.....................         600,000       7,424,607       8,024,607
$6.2 million credit
facility......................        810,000       1,918,191       2,728,191
$13.5 million credit
facility......................      3,545,055             ---       3,545,055
$23.5 million credit
facility......................            ---         721,410         721,410
$15.0 million revolving credit
facility......................        668,863       2,782,096       3,450,959
$1.0 million credit
facility......................        955,507             ---         955,507
Term indebtedness secured by fixed
assets........................      1,266,649             ---       1,266,649
Term indebtedness secured by
land inventory................     20,465,208             ---      20,465,208

Total.........................    $29,927,981     $17,839,173     $47,767,154

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

The Company was in compliance with each of such covenants at September 29, 1996 and for each reporting period during the prior fiscal year.

In recent years, private placement REMIC financings have provided substantial capital resources to the Company. In these transactions, (i) the Company sells or otherwise absolutely transfers a pool of mortgage loans to a newly-formed special purpose subsidiary, (ii) the subsidiary sells the mortgage loans to a trust in exchange for certificates representing the entire beneficial ownership in the trust and (iii) the subsidiary sells one or more senior classes of the certificates to an institutional investor in a private placement and retains the remaining certificates, which remaining certificates are subordinated to the senior classes. The certificates are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registrations. The certificates are issued pursuant to a pooling and servicing agreement (the "Pooling Agreement"). Collections on the mortgage pool, net of certain servicing and trustee fees, are remitted to the certificateholders on a monthly basis in the order of priority specified in the applicable Pooling Agreement. The Company acts as servicer under the Pooling Agreement and is paid an annualized servicing fee of .5% of the scheduled principal balance of those rates in the mortgage pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the pool with respect to which there was a breach of the Company's representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the certificates are not obligations of the Company, the subsidiary or any of their affiliates and the Company has no obligation to repurchase or replace the mortgage loans solely due to delinquency.

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

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $4.2 million at September 29, 1996. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt obligations.

The Company's net inventory was $80.2 million at September 29, 1996 and $73.6 million at March 31, 1996. Management recognizes the inherent risk of carrying increased levels of inventory. In addition, during the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions for the six months ended September 29, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months. See "Results of Operations".

With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) develop timeshare property and (iii) fund its housing operation in certain locations.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of September 29, 1996 is approximately $120.2 million, exclusive of the cost of any manufactured/modular homes not yet acquired or under contract for sale, which the Company is unable to determine at this time. The Company anticipates spending an estimated $44.5 million of the capital development requirements during the remainder of fiscal 1997. The allocation of anticipated cash requirements to the Company's operating divisions is discussed below.

Land Division: The Company expects to spend $57.4 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $13.6 million to be spent during the remainder of fiscal 1997.

Resorts Division: The Company expects to spend $61.7 million for building materials, amenities and other infrastructure costs such as road and utility construction, surveys and engineering fees, including $29.8 million to be spent during the remainder of fiscal 1997. See earlier discussion of lines-of-credit for the financing of Resorts Division property under "Sources of Capital".

Communities Division: The Company expects to spend $1.1 million for the purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. The Company attempts to pre-qualify prospective home purchasers and secure a purchase contract prior to commencing unit construction to reduce standing inventory risk. The total cash requirement of $1.1 million is expected to be spent during the remainder of fiscal 1997.

The table to follow outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of September 29, 1996. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected in the table or that historical gross margins which the Company has experienced will not decline in the future as a result of changing market and economic conditions, reduced consumer demand or other factors.

Geographic Region              Land        Resorts      Communities   Total
Southwest....................$ 29,808,367  $       ---  $       --- $ 29,808,367
Rocky Mountains .............   1,130,897          ---          ---    1,130,897
West.........................   5,111,457          ---          ---    5,111,457
Midwest......................     247,029   39,989,277          ---   40,236,306
Southeast....................  20,242,748   21,736,417    1,118,085   43,097,250
Northeast....................      37,065          ---          ---       37,065
Mid-Atlantic.................     792,409          ---          ---      792,409

Total estimated spending.....  57,369,972   61,725,694    1,118,085  120,213,751
Net inventory at
  September 29, 1996.........  51,620,483   19,633,799    8,898,680   80,152,962
Total estimated cost basis
  of fully developed
  inventory..................$108,990,455  $81,359,493  $10,016,765  200,366,713

The Company's net inventory summarized by division as of September 29, 1996 and March 31, 1996 is set forth below.

                                     September 29, 1996


Geographic Region       Land          Resorts      Communities         Total
Southwest............ $24,382,639   $       ---   $      ---       $24,382,639
Rocky Mountains .....  10,016,139           ---          ---        10,016,139
West ................   6,289,042           ---          ---         6,289,042
Midwest..............   4,654,383    11,977,175          ---        16,631,558
Southeast............   4,679,460     7,656,624    8,898,680        21,234,764
Northeast............     632,268           ---          ---           632,268
Mid-Atlantic.........     930,765           ---          ---           930,765
Canada...............      35,787           ---          ---            35,787

Totals...............  51,620,483   $19,633,799   $8,898,680       $80,152,962


                                          March 31, 1996


Geographic Region        Land           Resorts     Communities         Total
Southwest............   $15,118,191      $  ---  $     142,790     $15,260,981
Rocky Mountains .....     9,299,344         ---         50,800       9,350,144
West ................     5,923,972         ---            ---       5,923,972
Midwest..............     6,293,008  10,839,389            ---      17,132,397
Southeast............     2,252,239   5,189,815     13,983,521      21,425,575
Northeast............     1,982,895         ---            ---       1,982,895
Mid-Atlantic.........     2,490,025         ---            ---       2,490,025
Canada...............        29,025         ---            ---          29,025

Totals...............   $43,388,699 $16,029,204    $14,177,111     $73,595,014


The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. Significant changes in the composition of the Company's inventories as of September 29, 1996 are discussed below.

The Company's aggregate Land Division inventory increased by $8.2 million from March 31, 1996 to September 29, 1996. The increase in land holdings is primarily attributable to certain large acquisitions in the Southwestern, Southeastern and Rocky Mountain regions of the country, partially offset by provisions for the write-down of certain inventories totaling $3.4 million and sales activity. See
Note 5 under Item I, Part 1 and "Management's Discussion and Analysis - Results of Operations". In the Southwest, the Company acquired two Texas properties which include 3,600 acres purchased in June, 1996 for $6.5 million and an additional 1,474 acres purchased in July, 1996 for $2.9 million. In the Southeast, the Company acquired 1,098 acres located in North Carolina for $2.7 million. These three projects are intended to be used as primary and secondary homesites and, although no assurances can be given, the term to sell-out is estimated to be five years. The Company also acquired 4,450 acres in the Rocky Mountain region for $1.4 million in May, 1996 and an additional 2,690 acres for $1.1 million in August, 1996. These five acquisitions were partially offset by sales activity, including a large acreage bulk sale in the Rocky Mountain region for $705,000 which represented approximately 2,600 acres with a carrying value of $421,000. Although no assurances can be given, management expects that the carrying value of its land holdings in the Southwest, Rocky Mountains, West, Midwest and Southeast will remain relatively constant during fiscal 1997. At the same time, the Company plans to continue to reduce its land holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions.

The Company's aggregate resort inventory increased by $3.6 million. The increase is attributable to additional infrastructure development at each of the

Company's two Tennessee resorts and the Myrtle Beach, South Carolina resort, partially offset by sales activity at the projects. Resorts Division inventory as of September 29, 1996 consisted of land inventory of $5.6 million and unit construction-in-progress and other amenities of $14.0 million. Resorts Division inventory as of March 31, 1996 consisted of land inventory of $6.1 million and unit construction-in-progress and other amenities of $9.9 million.

The Company's aggregate communities inventory decreased by $5.3 million from March 31, 1996 to September 29, 1996. The decrease in land inventory which resulted from sales activity and $4.8 million in provisions for losses was partially offset by additional housing unit construction-in-progress associated with the Company's manufactured and modular home developments in North Carolina. As previously disclosed, the Company does not intend to acquire any additional communities related inventories and present operations will be terminated through a combination of retail sales efforts and the bulk sale of the remaining assets. Communities Division inventory as of September 29, 1996, consisted of land inventory of $5.0 million and $3.9 of housing unit construction-in-progress. Communities Division inventory as of March 31, 1996, consisted of land inventory of $10.5 million and $3.7 of housing unit construction-in-progress.

The Company offers financing of up to 90% of the purchase price of land sold to purchasers of its properties who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During the six months ended September 29, 1996 and the six months ended October 1, 1995, the Company received 31% and 21%, respectively, of its consolidated sales of real estate which closed during the period in the form of Receivables. The increase in the percentage of sales financed by the Company from the six months ended October 1, 1995 to the six months ended September 29, 1996 is primarily attributable to an increase in timeshare sales over the same period; approximately 85% of timeshare sales has historically been internally financed by the Company. Timeshare sales accounted for 23% of consolidated sales of real estate during the six months ended September 29, 1996, compared to 9% of consolidated sales during the six months ended October 1, 1995.

At September 29, 1996, $21.9 million of Receivables were pledged as collateral to secure Company indebtedness, while $13.3 million of Receivables were not pledged or encumbered. At March 31, 1996, $27.0 million of Receivables were pledged as collateral to secure Company indebtedness while $10.9 million of Receivables were not pledged or encumbered. Proceeds from home sales under the Company's Communities Division are received entirely in cash. The table below provides further information on the Company's land and timeshare Receivables at September 29, 1996 and March 31, 1996.

                                          (Dollars in Millions)
                       September 29, 1996                       March 31, 1996


Receivables          Land     Timeshare   Total       Land   Timeshare     Total
Encumbered........   $10.4      $11.5     $21.9     $ 18.4      $  8.6    $ 27.0
Unencumbered......     6.2        7.1      13.3        7.8         3.1      10.9
Total................$16.6      $18.6     $35.2     $ 26.2       $11.7    $ 37.9

The  reduction  in  encumbered  land  Receivables  from  March 31,  1996 to
September   29,  1996  was   primarily   attributable   to  the   repayment   of
receivable-backed debt and the sale of notes pursuant to the 1996 REMIC transaction. See "Sources of Capital".

The table below provides information with respect to the loan-to-value ratio of land and timeshare Receivables held by the Company at September 29, 1996 and March 31, 1996. Loan-to-value ratio is defined as unpaid balance of the loan divided by the contract purchase price.

                              September 29, 1996             March 31, 1996

Receivables                   Land      Timeshare          Land      Timeshare
Loan-to-Value Ratio....        57%            78%           63%            75%

Because the Company sold a substantial portion of its less seasoned land Receivables in connection with the 1996 REMIC, the related loan-to-value ratio was lower at September 29, 1996 than at March 31, 1996.

In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of fair value, less costs to dispose, or balance of the loan. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser.

Reserve for loan losses as a percentage of period end notes receivable was 2.6% and 2.4% at September 29, 1996 and March 31, 1996, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of Receivables. The increase in the reserve for loan losses as a percent of period end loans is primarily the result of a reduction in Receivables held due to the REMIC transaction. See "Sources of Capital".

At September 29, 1996, approximately 6.5% or $2.3 million of the aggregate $36.3 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Of the $36.3 million principal amount of loans, $35.2 million were held by the Company, while approximately $1.1 million were associated with programs under which the Company has a limited recourse liability. In most cases of limited recourse liability, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 31, 1996, approximately 7% or $2.8 million of the aggregate $39.2 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Factors contributing to delinquency (including the economy and levels of unemployment in some geographic areas) are believed to be similar to those experienced by other lenders. While the dollar amount of delinquency declined slightly from March 31, 1996 to September 29, 1996, the amount of Receivables decreased substantially. This caused an increase in the delinquency rate as a percent of Receivables. The reduction in Receivables was the result of the sale of notes under the 1996 REMIC. See "Sources of Capital".

In July, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market from time to time subject to the Company's financial condition and liquidity, the terms of its credit agreements, market conditions and other factors. As of October 25, 1996, 268,300 shares had been repurchased at an aggregate cost of $861,000. Results of Operations - For the Three and Six Month Periods.

Three Months Ended - September 29, 1996

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

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended September 29, 1996 and October 1, 1995.

                                       (Dollars in Thousands)

                               Three Months Ended September 29, 1996

                               Land(3)   Communities    Resorts(4)      Total
Sales of real estate..$17,895 100.0% $1,799 100.0% $6,757  100.0% $26,451 100.0%

Cost of real estate
sold..................  9,376  52.4%  1,775  98.7%  2,047   30.3%  13,199  49.9%
Gross profit..........  8,519  47.6%     24   1.3%  4,710   69.7%  13,253  50.1%

Field selling,general
and administrative
expense(1)............  5,662  31.6%    255  14.2%  4,399   65.1%  10,316  39.0%

Field operating
profit (loss) (2)..... $2,857  16.0% $(231)(12.9)% $  311    4.6% $ 2,937  11.1%




                                 (Dollars in Thousands)

                             Three Months Ended October 1, 1995

                        Land(3)       Communities     Resorts (4)        Total
Sales of real
estate............ $26,634 100.0%  $3,761  100.0%  $2,863  100.0% $33,258 100.0%
Cost of real estate
sold............... 13,013  48.9%   3,301   87.8%     910   31.8%  17,224  51.8%
Gross profit....... 13,621  51.1%     460   12.2%   1,953   68.2%  16,034  48.2%

Field selling,
general and
administrative
expense (1)........  7,610  28.5%     828   22.0%   1,718   60.0%   10,156 30.5%
Field operating
profit (loss) (2)..  $6,011 22.6%  $ (368)  (9.8)%$   235    8.2%   $5,878 17.7%



 (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

 (2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

(3) During the prior year three month period, all land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $3.1 million of previously deferred sales, or $1.5 million in operating profits, were recognized in the last year quarter.

     During the current year three month period, several land projects were the subject of percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $811,000 in sales, or $313,000 in operating profits, were deferred. See also Note 2.

(4) The Resort Division had $954,000 and $1.5 million in sales which were deferred under the percentage of completion method of accounting during the quarter ended September 29, 1996 and October 1, 1995, respectively. Operating profits associated with such sales totaled $317,000 and $364,000 for the quarter ended September 29, 1996 and October 1, 1995, respectively. See also Note 2.

Consolidated sales of real estate decreased 21% to $26.5 million for the three months ended September 29, 1996 compared to $33.3 million for the three months ended October 1, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

Land Division


During the three months ended September 29, 1996 and October 1, 1995, land sales contributed $17.9 million or 68% and $26.6 million or 80%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions). See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

                                              Three Months Ended

                                          September 29,     October 1,
                                               1996             1995

Number of parcels sold.............               496           649

Average sales price perparcel......           $37,714      $ 36,799


Average sales price per parcel
excluding one large acreage bulk sale
in the Rocky Mountains in the
prior period........................          $37,714       $32,998


Gross margin........................              48%           51%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                          Three Months Ended

                             September 29, 1996            October 1, 1995

                                     Average                       Average
                      Number of     Sales Price     Number of     Sales Price
Geographic Region   Parcels Sold    Per Parcel     Parcels Sold   Per Parcel
Southwest.........          246      $  37,597           270       $ 38,086
Rocky Mountains.             91      $  32,640           100       $ 65,370
Midwest...........           47      $  30,509            93       $ 31,433
Southeast.........           50      $  33,273            82       $ 24,202
West..............            8      $ 133,688           ---       $   ---
Northeast.........           11      $  32,509            28       $ 17,512
Mid-Atlantic......           43      $  45,635            73       $ 21,698
Canada............          ---            ---             3       $ 26,695
Totals............          496      $  37,714           649       $ 36,799

The number of parcels sold in the Southwest decreased during the current period due to a temporary shortage of ready-to-market inventory in the San Antonio and Houston, Texas markets. The Company recently acquired additional properties in these locations and marketing efforts have commenced.

The number of parcels sold in the Rocky Mountains region decreased during the current period due to slightly fewer sales from the Company's Colorado and Idaho properties. The average sales price per parcel in the Rocky Mountains region for the prior year was affected by a $2.5 million bulk sale constituting approximately 8,300 acres in Colorado. The average sales price per parcel in the prior year quarter excluding the bulk sale was $40,778. The reduction in the average sales price from $40,778 for the quarter last year to $32,640 for the current quarter was attributable to a greater number of smaller acreage Colorado parcel sales which maintained lower average sales prices in the current period versus the comparable period last year. In addition, the current inventory mix in Colorado consists of properties with lower average retail prices.

The number of parcels sold in the Midwest decreased during the current quarter due to a shortage of inventory in Tennessee. The Company has paid deposits to purchase two properties in Tennessee and is engaged in its customary due diligence procedures. No assurances can be given the two properties under contract will be acquired.

In the Southeast, the Company sold fewer, more expensive parcels from its North Carolina properties during the current quarterly period than in the prior year quarter.

In the West, the Company sold eight parcels from its Arizona property. The Company acquired the acreage outside of Prescott in fiscal 1996 and sales commenced in the fourth fiscal quarter of last year.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. Furthermore, during the current year second quarter the Company sold a large northeastern bulk parcel for $110,000. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand. See discussion of provisions for losses later herein.

The decrease in the average gross margin for the Land Division from 51% for the quarter last year to 48% for the current quarter was attributable to (i) a reduction in gross margins in the Rocky Mountains region from 55% for the quarter last year to 45% for the current quarter, (ii) a reduction in gross margins in the Company's New Mexico property from 53% for the quarter last year to 44% for the current quarter and (iii) an average gross margin of 37% on the Company's western property located in Arizona. The Company has experienced certain cost over runs on phase I of the multi-phase Arizona project. There were 4 lots remaining in phase I as of October 27, 1996. Although no assurances can be given, the remaining phases of the project are expected to produce significantly higher gross margins.

The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $632,000 of net inventory in the Northeast. In addition, sales of inventory which was subject to cost over-runs which includes properties located in Arizona, Idaho, Montana and New Mexico will adversely affect overall gross margins. No assurances can be given that the Company can maintain historical or anticipated gross margins. In addition, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain land inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

Resorts Division

During the three months ended September 29, 1996 and October 1, 1995, sales of timeshare intervals contributed $6.8 million or 26% and $2.9 million or 9%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions).


                                              Three Months Ended
                                         September 29,     October 1,

                                            1996            1995
Number of intervals sold..........           928            582

Average sales price per interval..        $8,377         $6,831

Gross margin......................           70%            68%


The number of timeshare intervals sold increased to 928 for the current quarter compared to 582 for the comparable quarter of the previous fiscal year. During the prior year quarter, 502 interval sales were generated from the Company's first resort in Gatlinburg, Tennessee and 80 intervals were sold from the Company's second resort in neighboring Pigeon Forge. During the current year quarter, 439 intervals were sold from the Gatlinburg resort, an additional 281 intervals were sold from the Pigeon Forge resort and 208 intervals were sold from the Company's resort in Myrtle Beach, South Carolina . Sales from the Company's Myrtle Beach resort commenced in the fourth fiscal quarter of last year.

Gross margins on interval sales increased from 68% for quarter last year to 70% for the current quarter. During the current quarter, gross margins from the Company's resorts in Gatlinburg, Pigeon Forge and Myrtle Beach were 68%, 70% and 71%, respectively. During the prior quarter, gross margins from the Company's resorts in Gatlinburg and Pigeon Forge were 68% and 75%, respectively. Gross margins for Pigeon Forge were adversely impacted during the current quarter by additional development costs. The increase in the average sales price in the current quarter is primarily attributable to an increase in retail sales prices at the Company's Gatlinburg, Tennessee resort along with the addition of the Myrtle Beach resort which maintains average sales prices comparable to the Gatlinburg resort.

Communities Division

During the three months ended September 29, 1996, the Company's Communities Division contributed $1.8 million in sales revenue, or approximately 7% of total consolidated revenues from the sale of real estate. During the three months ended October 1, 1995, the Communities Division generated $3.8 million in sales revenue, or approximately 11% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                            Three Months Ended
                                        September 29,     October 1,
                                             1996             1995

Number of homes/lots sold.........             29              57

Average sales price...............        $62,356          $65,965

Gross margin......................              1%              12%

The reduction in the average sales price was primarily attributable to a greater number of lot-only sales and a lower number of site-built homes in the current year quarter. The $1.8 million in current quarter sales was comprised of 19 manufactured homes with an average sales price of $76,734, an additional 2 site-built homes with an average sales price of $78,500 and 8 sales of lots at an average sales price of $24,173. The $3.8 million in prior year sales was comprised of 32 manufactured homes with an average sales price of $73,110, an additional 5 site-built homes with an average sales price of $205,733 and 20 sales of lots at an average sales price of $19,590. The reduction in the gross margin and number of homes/lots sold is primarily attributable to the Company's manufactured home developments in North Carolina. Furthermore, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain communities related inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                               Three Months Ended September 29, 1996

Geographic Region       Land       Communities   Resorts        Total     %
Southwest............ $8,437,857  $   157,000        ---   $ 8,594,857   30.1%
Rocky Mountains......  2,970,283       21,000        ---     2,991,283   11.3%
Midwest..............  1,433,900          ---  5,209,881     6,643,781   25.1%
Southeast............  1,663,627    1,620,833  1,547,078     4,831,538   20.7%
West.................  1,069,500          ---        ---     1,069,500    4.0%
Northeast............    357,600          ---        ---       357,600    1.4%
Mid-Atlantic.........  1,962,290          ---        ---     1,962,290    7.4%
Canada...............        ---          ---        ---           ---    ---

Totals...............$17,895,057   $1,798,833 $6,756,959   $26,450,849  100.0%


                                Three Months Ended October 1, 1995

Geographic Region      Land       Communities   Resorts      Total      %
Southwest............$12,607,830  $   515,165    $   ---   13,122,995   39.5%
Rcoky Mountains......  6,533,372      182,467        ---    6,715,839   20.2%
Midwest..............  3,028,188          ---  2,863,458    5,891,646   17.7%
Southeast............  2,318,419    3,062,348        ---    5,380,767   16.2%
Northeast............    490,340          ---        ---      490,340    1.5%
Mid-Atlantic.........  1,576,140          ---        ---    1,576,140    4.7%
Canada...............     80,086          ---        ---       80,086     .2%
Totals...............$26,634,375   $3,759,980 $2,863,458  $33,257,813  100.0%

As discussed earlier, during the prior year three month period, all land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $3.1 million of previously deferred sales were recognized in the last year quarter.

During the current year three month period,  several land projects were the
subject  of  percentage  of  completion   accounting  since   substantially  all
development with respect to such projects was not completed. Accordingly, $811,000 in sales were deferred.

In addition to deferring sales under percentage of completion accounting in the current period, four of the Company's North Carolina offices were adversely affected by marketing and construction delays as a result of Hurricane Fran.

Interest income decreased 29% to $1.5 million for the three months ended September 29, 1996 compared to $2.2 million for the three months ended October 1, 1995. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                Three Months Ended
                                            September 29,        October 1,
Interest income and other:                      1996                 1995
Receivables held and servicing fees
   from whole-loan sales......................   $ 1,118,106    $   622,430
Securities retained in connection with REMIC
   financings including REMIC servicing fee...       337,758        248,288
Gain (loss) on REMIC transactions.............           ---      1,119,572

Cash and cash equivalents......................       93,906        187,005
Totals.........................................   $1,549,770     $2,177,295

The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                        Three Months Ended
                                                  September 29,      October 1,
Average interest bearing assets                        1996            1995

Receivables ......................................  $32,592,378     $18,442,370
Securities retained in connection with REMIC
   financings ....................................   11,072,837       9,479,508
Cash and cash equivalents.........................    8,673,916      14,223,559
Totals............................................  $52,339,131     $42,145,437

The Company completed a REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the 1995 REMIC transaction. Accordingly, the average Receivables held for the current quarter and related interest income was higher than in the prior year quarter when Receivables were sold. However, the average cash and cash equivalents held for the current quarter was lower than the prior year. Last year, the Company had greater cash as a result of the proceeds from the REMIC transaction discussed above.

S,G&A expense totaled $12.5 million and $12.2 million for the three months ended September 29, 1996 and October 1, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased from 37% for the quarter last year to 47% for the current year quarter. The increase as a percentage of sales was largely the result of lower aggregate land sales which produced higher S,G&A percentages as a result of fixed costs, coupled with higher S,G&A expenses for the Resorts Division for the current year quarter. The table to follow sets forth comparative S,G&A expense information for the periods indicated.

                                      (Dollars in Thousands)
                                 Three Months Ended September 29, 1996

                   Land          Communities         Resorts         Total
Sales of real
estate........ $17,895  100.0%   $1,799  100.0%  $6,757 100.0%  $26,451  100.0%

Field selling,
general and
administrative
expense (1).... 5,662     31.6%      255   14.2%   4,399  65.1%  10,316   39.0%


                                    (Dollars in Thousands)
                              Three Months Ended October 1, 1995

                    Land           Communities         Resorts        Total
Sales of real
estate......   $26,634    100.0%   $3,761 100.0%  $2,863  100.0% $33,258  100.0%

Field selling,
general and
administrative
expense (1)..... 7,610    28.5%       828  22.0%   1,718   60.0%  10,156   30.5%

(1) Corporate general and administrative expenses of $2.1 million for both the three months ended September 29, 1996 and October 1, 1995 have been excluded from the table.

Interest expense totaled $1.2 million and $1.9 million for the three months ended September 29, 1996 and October 1, 1995, respectively. The 36% decrease in interest expense for the current period was primarily attributable to an increase in the amount of interest capitalized to inventory. The Company capitalized interest totaling $242,000 during the three months last year, compared to $898,000 for the three months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sell-out periods. The favorable impact from increased capitalized interest was offset somewhat by additional interest expense on lines of credit and notes payable as a result of an increase in the average outstanding indebtedness for the current quarter. The effective cost of borrowing remained consistent at 9.5% for both the current year and prior year quarters. The table set forth below outlines the components of interest expense for the periods indicated.

                                                  Three Months Ended

                                               September 29,      October 1,
Interest expense on:                               1996              1995
Receivable-backed notes payable................ $  415,674       $  479,484
Lines of credit and notes payable..............    716,672          572,522
8.25% convertible subordinated debentures......    716,492          716,492
Other financing costs..........................    230,610          331,442
Capitalization of interest.....................   (897,739)        (242,233)
Totals......................................... $1,181,709       $1,857,707

The table to follow sets forth the average indebtedness for the periods indicated.

                                                       Three Months Ended

                                                 September 29,      October 1,
Average indebtedness                                   1996              1995
Receivable-backed notes payable...................  $16,687,244     $18,711,571
Lines of credit and notes payable.................   30,234,814      24,132,596
8.25% convertible subordinated debentures.........   34,739,000      34,739,000
Totals............................................  $81,661,058     $77,583,167

The Company recorded provisions for loan losses totaling $198,000 for the three months ended September 29, 1996 in addition to a provision of $82,000 for real estate taxes and other costs associated with delinquent customers. During the three months ended October 1, 1995, the Company recorded provisions for loan losses of $225,000. During the three months ended September 29, 1996 and October 1, 1995, the Company charged-off $178,000 and $164,000, respectively, to its reserve for loan losses. An additional $76,000 was charged-off against the reserve for advanced real estate taxes and other costs for the three months ended September 29, 1996. No provision or charge-offs for advanced real estate taxes were recorded for the three months ended October 1, 1995. The Company's internal financing does not require customers to escrow real estate taxes. Losses associated with this practice have not been material to date.

Income from consolidated operations was $890,000 and $3.9 million for the three months ended September 29, 1996 and October 1, 1995, respectively. The reduction for the current quarter was primarily the result of lower land sales.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the three months ended September 29, 1996 and October 1, 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the quarters ended September 29, 1996 and October 1, 1995.

Net income was $576,000 and $2.1 million for the three months ended September 29, 1996 and October 1, 1995, respectively. As discussed earlier, the reduction for the current quarter was primarily the result of lower land sales.

Results of Operations.

Six months Ended - September 29, 1996

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the six months ended September 29, 1996 and October 1, 1995.

                                 (Dollars in Thousands)
                        Six months Ended September 29, 1996

                    Land           Communities      Resorts(3)      Total
Sales of real
estate......... $38,453 100.0%  $4,008  100.0%  $12,771  100.0%  $55,232  100.0%
Cost of real
estate sold....  19,624  51.0%   3,926   98.0%    4,102   32.1%   27,652   50.1%
Gross profit...  18,829  49.0%      82    2.0%    8,669   67.9%   27,580   49.9%

Field selling,
general and
administrative
expense (1)....  12,055  31.4%     706   17.6%    8,348   65.4%   21,109   38.2%
Field operating
profit(loss)(2).$ 6,774  17.6% $ (624) (15.6)% $    321    2.5% $  6,471   11.7%



                                   (Dollars in Thousands)
                                Six months Ended October 1, 1995

                     Land(3)       Communities       Resorts (4)       Total
Sales of real
estate.......... $45,066  100.0%  $7,379  100.0%  $5,454 100.0%  $57,899  100.0%
Cost of real
estate sold...... 21,227   47.1%   6,489   87.9%   1,699  31.2%   29,415   50.8%
Gross profit......23,839   52.9%     890   12.1%   3,755  68.8%   28,484   49.2%

Field,selling,
general and
administrative
expense (1).......13,609   30.2%    1,409  19.1%   3,449  63.2%   18,467   31.9%
Field operating
profit(loss)(2)...$10,230  22.7%  $ (519) (7.0)% $   306   5.6%  $10,017   17.3%



(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

(3) During the prior year six month period, all land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $4.6 million of previously deferred sales, or $2.2 million in operating profits, were recognized last year.

     During the current year six month period, several land projects were the subject of percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $500,000 in sales, or $304,000 in operating profits, were deferred. See also Note 2.

(4) The Resort Division had $1.8 million and $960,000 in sales deferred under the percentage of completion method of accounting during the six months ended September 29, 1996 and October 1, 1995, respectively. Operating profits associated with such sales totaled $578,000 and $276,000 for the six month ended September 29, 1996 and October 1, 1995, respectively. See also Note 2.

Consolidated sales of real estate decreased 5% to $55.2 million for the six months ended September 29, 1996 compared to $57.9 million for the six months ended October 1, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

Land Division

During the six months ended September 29, 1996 and October 1, 1995, land sales contributed $38.5 million or 70% and $45.1 million or 78%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of parcels associated with the Company's Land Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions). See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

                                              Six months Ended

                                        September 29,     October 1,
                                            1996            199

Number of parcels sold............           1,070           1,144

Average sales price per parcel....         $36,404         $35,429

Average sales price per parcel
excluding one large acreage bulk
sale in the Rocky Mountains in the
current period and prior period....        $35,779         $33,273

Gross margin.......................             50%            53%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                           Six months Ended

                          September 29, 1996               October 1, 1995

                                          Average                     Average
                         Number of     Sales Price    Number of     Sales Price
Geographic Region     Parcels Sold      Per Parcel  Parcels Sold    Per Parcel

Southwest.........             536       $  37,044          492       $ 38,608
Rocky Mountains.               131       $  39,355          148       $ 54,997
Midwest...........             118       $  25,628          155       $ 34,164
Southeast.........             149       $  35,636          123       $ 32,236
West..............              10       $ 131,950          ---       $    ---
Northeast.........              29       $  21,319           75       $ 11,861
Mid-Atlantic......              97       $  37,835          141       $ 22,034
Canada............             ---       $    ---            10       $ 13,897
Totals............           1,070       $  36,404        1,144       $ 35,429

The number of parcels sold in the Southwest increased during the current six month period due to more sales made from the Company's Houston, Texas and Dallas, Texas projects than during the prior year quarter. The increase in sales from these markets in the current six month period was partially offset by lower sales from San Antonio, Texas properties. The average sales price per parcel in the Southwest decreased during the current period due to a change in the sales mix resulting in fewer waterfront parcel sales (which traditionally have supported higher retail sales prices).

The number of parcels sold in the Rocky Mountains region decreased during the current period due to fewer sales from the Company's Colorado properties, partially offset by more sales in Idaho and Montana. The average sales price per parcel in the Rocky Mountains region was affected by a bulk sale in both the current and prior year six month periods. During the current year there was a bulk sale in Colorado representing 2,600 acres. The bulk sale totaled $705,000 and yielded a gross margin of 40%. The average sales price per parcel for the current year, excluding the bulk sale, was $34,235. The average sales price per parcel for the prior year was affected by a $2.5 million bulk sale constituting approximately 8,300 acres in Colorado. The average sales price for the prior year, excluding the bulk sale, was $38,364. The reduction in the average sales price from $38,364 for the prior year to $34,235 for the current year was primarily attributable to a greater number of smaller acreage Colorado parcel sales which maintained lower average sales prices in the current period versus the comparable period last year. In addition, the current inventory mix in Colorado consists of properties with lower average retail prices.

The number of parcels sold in the Midwest decreased during the current quarter due to a shortage of inventory in Tennessee. The Company has paid deposits to purchase two properties in Tennessee and is engaged in its customary due diligence procedures. No assurances can be given the two properties under contract will be acquired.

In the Southeast, the Company sold a greater number of more expensive parcels from both its North Carolina and South Carolina properties during the current period than in the prior year quarter.

In the West, the Company sold ten parcels from its Arizona property. The Company acquired the acreage outside of Prescott in fiscal 1996 and sales commenced in the fourth fiscal quarter of last year.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. Furthermore, during the current year second quarter the Company sold a large northeastern bulk parcel for $110,000. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand. See discussion of provisions for losses later herein.

The decrease in the average gross margin for the Land Division from 53% last year to 50% for the current six month period was attributable to (i) a reduction in gross margins in the Rocky Mountains region from 50% for the six months last year to 44% for the current year, (ii) a reduction in gross margins in the Company's New Mexico property from 50% for the six months last year to 46% for the current year and (iii) an average gross margin of 36% on the Company's western property located in Arizona. The Company has experienced certain cost over runs on phase I of the multi-phase Arizona project. There were 4 lots remaining in phase I as of October 27, 1996. Although no assurances can be given, the remaining phases of the project are expected to produce significantly higher gross margins.

The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $632,000 of net inventory in the Northeast. In addition, sales of inventory which was subject to cost over-runs which includes properties located in Arizona, Idaho, Montana and New Mexico will adversely affect overall gross margins. No assurances can be given that the Company can maintain historical or anticipated gross margins. In addition, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain land inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

Resorts Division

During the six months ended September 29, 1996 and October 1, 1995, sales of timeshare intervals contributed $12.8 million or 23% and $5.5 million or 9%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions).

                                                Six months Ended
                                            September 29,     October 1,
                                                1996            1995

Number of intervals sold...............         1,776            890

Average sales price per interval.......        $8,249         $7,207

Gross margin...........................           68%            69%


The number of timeshare intervals sold increased to 1,776 for the current period compared to 890 for the comparable period of the previous fiscal year. During the prior year, 810 interval sales were generated from the Company's first resort in Gatlinburg, Tennessee and an additional 80 intervals were sold from the Pigeon Forge, Tennessee project. During the current year quarter, 809 intervals were sold from the Gatlinburg resort, an additional 540 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee and 427 intervals were sold from the Company's resort in Myrtle Beach, South Carolina. Sales of the Myrtle Beach resort commenced in the fourth fiscal quarter last year.

Gross margins on interval sales decreased from 69% for the six months of last year to 68% for the current quarter. During the current six month period, gross margins from the Company's resorts in Gatlinburg, Pigeon Forge and Myrtle Beach were 66%, 70% and 71%, respectively. During the prior year period, gross margins from the Company's resorts in Gatlinburg and Pigeon Forge were 69% and 75%, respectively. The reduction in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to cost over-runs incurred on certain unit construction and amenities of the project partially offset by increases to the retail selling prices during the second quarter. Gross margins for Pigeon Forge were adversely impacted during the current year by additional development costs. The increase in the average sales price in the current year is primarily attributable to an increase in retail sales prices at the Company's Gatlinburg, Tennessee resort along with the addition of the Myrtle Beach resort which maintains average sales prices comparable to the Gatlinburg resort.

Communities Division

During the six months ended September 29, 1996, the Company's Communities Division contributed $4.0 million in sales revenue, or approximately 7% of total consolidated revenues from the sale of real estate. During the six months ended October 1, 1995, the Communities Division generated $7.4 million in sales revenue, or approximately 13% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                      Six months Ended
                                                September 29,     October 1,
                                                     1996            1995

Number of homes/lots sold................                    60            96

Average sales price......................               $66,819       $76,859

Gross margin.............................                    2%           12%

The reduction in the average sales price was primarily attributable to a fewer number of site-built homes in the current year. The $4.0 million in current year sales was comprised of 36 manufactured homes with an average sales price of $79,091, an additional 4 site-built homes with an average sales price of $172,225 and 20 sales of lots at an average sales price of $24,305. The $7.4 million in prior year sales was comprised of 54 manufactured homes with an average sales price of $72,834, an additional 12 site-built homes with an average sales price of $234,715 and 30 sales of lots at an average sales price of $20,962. The reduction in the gross margin is attributable to the Company's manufactured home development in North Carolina. During the six months ended September 29, 1996, the Company recorded provisions for the write-down of certain communities related inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

The tables set forth below outline sales by geographic region and division for the six months ended on the dates indicated.

                               Six months Ended September 29, 1996

Geographic Region        Land       Communities     Resorts   Total       %

Southwest............ $19,355,711 $   157,000   $    $ ---  $19,512,711  35.3%
Rocky Mountains......   5,155,547     154,750          ---    5,310,297   9.6%
Midwest..............   3,024,155         ---   10,582,121   13,606,276  24.6%
Southeast............   5,309,805   3,696,843    2,189,398   11,196,046  20.3%
West.................   1,319,500         ---          ---    1,319,500   2.4%
Northeast............     618,250         ---          ---      618,250   1.1%
Mid-Atlantic.........   3,669,966         ---          ---    3,669,966   6.7%
Canada...............         ---         ---          ---          ---   ---

Total  .............. $38,452,934  $4,008,593  $12,771,519  $55,233,046   100%


                                   Six months Ended October 1, 1995

Geographic Region        Land      Communities     Resorts     Total      %

Southwest............  $22,081,310  $1,041,782 $      ---   23,123,092   39.9%

Rocky Mountains......    8,135,963     284,417        ---    8,420,380   14.5%
Midwest..............    6,102,669         ---  5,454,433   11,557,102   20.0%
Southeast............    4,298,849   6,052,294        ---   10,351,143   17.9%
Northeast............      889,540         ---        ---      889,540    1.5%
Mid-Atlantic.........    3,418,848         ---        ---    3,418,848    5.9%
Canada...............      138,972         ---        ---      138,972     .3%

Totals...............  $45,066,151  $7,378,493 $5,454,433  $57,899,077  100.0%

As discussed earlier, during the prior year six month period, all land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $4.6 million of previously deferred sales, or $2.2 million in operating profits, were recognized last year.

During the current year six month  period,  several land  projects were the
subject  of  percentage  of  completion   accounting  since   substantially  all
development with respect to such projects was not completed. Accordingly, $500,000 in sales, or $304,000 in operating profits, were deferred.

In addition to deferring sales under percentage of completion accounting in the current period, four of the Company's North Carolina offices were adversely affected by marketing and construction delays as a result of Hurricane Fran.

Interest income decreased 31% to $3.0 million for the six months ended September 29, 1996 compared to $4.4 million for the six months ended October 1, 1995. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                     Six months Ended

                                               September 29,     October 1,
Interest income and other:                          1996            1995

Receivables held and servicing fees
   from whole-loan sales......................   $ 2,181,580     $2,056,492
Securities retained in connection with REMIC
   financings including REMIC servicing fee...       669,348        937,824
Gain (loss) on REMICtransactions..............    (   39,202)     1,119,572

Cash and cash equivalents.....................       182,509        250,342
Totals........................................   $ 2,994,235     $4,364,230

The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                       Six months Ended

                                                  September 29,      October 1,
Average interest bearing assets                        1996            1995

Receivables ......................................  $32,322,799     $31,013,698
Securities retained in connection with REMIC
   financings ....................................   10,874,881      11,300,806
Cash and cash equivalents.........................    8,674,126      10,778,201
Totals............................................  $51,871,806     $53,092,705

The Company completed a REMIC transaction in July, 1995. The $68.1 million of loans comprising the Mortgage Pool were previously owned by the REMIC trust established by the Company in 1992 ($46.8 million) or pledged by a receivables subsidiary, or the Company, to an institutional lender ($21.3 million). Because of more favorable terms offered under the 1995 REMIC, the Company retired the securities issued pursuant to the 1992 REMIC and included substantially all of the Receivables in the current year REMIC transaction. Accordingly, the average securities held and related interest income for the six months ended September 29, 1996 was lower than the comparable period of the prior year (since the securities were outstanding for three months out of the six month period last year).

S,G&A expense totaled $25.5 million and $22.1 million for the six months ended September 29, 1996 and October 1, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased from 38% for the six months last year to 46% for the current year six month period. The increase as a percentage of sales was largely the result of higher S,G&A expenses for Resorts Division. The table to follow sets forth comparative S,G&A expense information for the periods indicated.

                                (Dollars in Thousands)

                            Six months Ended September 29, 1996

                   Land         Communities         Resorts          Total
Sales of real
estate.......  $38,453  100.0%  $4,008  100.0%   $12,771  100.0%  $55,232 100.0%

Field selling,
general and
administrative
expense (1)...  12,055   31.4%      706   17.6%     8,348   65.4%  21,109  38.2%



                                   (Dollars in Thousands)
                               Sales Ended October 1, 1995

                   Land          Communities      Resorts           Total
Sales of real
estate......... $45,066  100.0%  $7,379  100.0%  $5,454  100.0%  $57,899 100.0%
Field selling,
general and
administrative
expense (1)..... 13,609  30.2%    1,409    19.1%  3,449   63.2%   18,467  31.9%

(1) Corporate general and administrative expenses of $4.4 million and $3.6 million for the six months ended September 29, 1996 and October 1, 1995 have been excluded from the table.

Interest expense totaled $2.5 million and $3.8 million for the six months ended September 29, 1996 and October 1, 1995, respectively. The 36% decrease in interest expense for the current period was primarily attributable to an increase in the amount of interest capitalized to inventory. The Company capitalized interest totaling $497,000 during the six months last year, compared to $1.5 million for the six months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sell-out periods. In addition to the favorable impact from increased capitalized interest, the average outstanding Receivable related indebtedness (and related interest expense) and other financing costs declined for the current six month period from the comparable period last year. The lower average outstanding indebtedness was primarily attributable to the retirement of debt pursuant to the Company's 1996 REMIC transaction. See Note 6 to the Consolidated Financial Statements included under Part I, Item 1. The table set forth below outlines the components of interest expense for the periods indicated.

                                                       Six months Ended

                                                  September 29,     October 1,
Interest expense on:                                  1996             1995

Receivable-backed notes payable................ $     834,792     $1,051,653
Lines of credit and notes payable..............     1,249,071      1,188,161
8.25% convertible subordinated debentures......     1,432,984      1,432,984
Other financing costs..........................       454,516        672,365
Capitalization of interest.....................    (1,500,450)      (497,318)
Totals.........................................  $  2,470,913     $3,847,845

The table to follow sets forth the average indebtedness for the periods indicated.

                                                        Six months Ended

                                                  September 29,      October 1,
Average indebtedness                                  1996              1995

Receivable-backed notes payable..............      $16,205,663     $20,031,486
Lines of credit and notes payable............       26,875,968      23,909,074
8.25% convertible subordinated debentures....       34,739,000      34,739,000
Totals.......................................      $77,820,631     $78,679,560

During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management has determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions for the six months ended September 29, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 12 to 24 months. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects have been slow-moving and yielding low gross profits and little to no operating profits. Therefore, the Company has adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of these assets and has reduced retail selling prices of certain home/lot packages to increase sales activity. As previously disclosed, the Company does not plan to acquire any additional communities related inventories.

A majority of the Land Division parcels subject to write-down are scattered lots acquired through foreclosure or deedback in lieu of foreclosure as well as odd lots from former projects. Most are located in the Northeast and Mid-Atlantic region of the country where the Company continues to experience reduced consumer demand due to slow economic conditions and increased competition in certain areas due to an over-supply of similar land inventories being marketed by smaller, local operations. The write-downs accommodate retail price reductions which management believes will stimulate sales activity.

The Company recorded provisions for loan losses totaling $381,000 for the six months ended September 29, 1996 in addition to a provision of $168,000 for real estate taxes and other costs associated with delinquent customers. During the six months ended October 1, 1995, the Company recorded provisions for loan losses of $380,000. During the six months ended September 29, 1996 and October 1, 1995, the Company charged-off $346,000 and $289,000, respectively, to its reserve for loan losses. An additional $113,000 was charged-off against the reserve for advanced real estate taxes and other costs for the six months ended September 29, 1996. No provision or charge-offs for advanced real estate taxes were recorded for the six months ended October 1, 1995. The Company's internal financing does not require customers to escrow real estate taxes. Losses associated with this practice have not been material to date.

Income (loss) from consolidated operations was $(6.1) million and $6.5 million for the six months ended September 29, 1996 and October 1, 1995, respectively. The reduction for the current six month period was primarily the result of lower gross margins, higher S,G&A expense, increased provisions for losses and lower land sales.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the six months ended September 29, 1996 and October 1, 1995 was not material to the Company's results of operations.

The Company recorded a tax benefit of 41% of the pre-tax loss for the six months ended September 29, 1996. The Company recorded a tax provision of 41% of pre-tax income for the six months ended October 1, 1995.

Net income (loss) was $(3.5) million and $3.9 million for the six months ended September 29, 1996 and October 1, 1995, respectively. As discussed earlier, the reduction for the current year was primarily the result of lower gross margins, higher S,G&A expense, increased provisions for losses and lower land sales.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The matters submitted to a vote of security holders was disclosed in the Company's Form 10-Q for the period ended in June 30, 1996.

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


                                   BLUEGREEN CORPORATION
                                  (Registrant)


Date:  November 7, 1996          By:      /S/ GEORGE F. DONOVAN
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer


Date:  November 7, 1996          By:      /S/ ALAN L. MURRAY
                                          Alan L. Murray
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 7, 1996          By:      /S/ MARYJO WIEGAND
                                          MaryJo Wiegand
                                          Vice President and Controller
                                          (Principal Accounting Officer)