Form 10-Q
period 1996-12-29
BLUEGREEN CORP
filed 1997-02-11
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended December 29, 1996

                                       or

[   ] -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                  03-0300793
--------------------------------------   -------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     5295 Town Center Road, Boca Raton, Florida                33486
------------------------------------------------------ ------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (561) 361-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of January 24, 1997,there were 20,601,871 shares of Common Stock, $.01 par value per share, issued, 419,300 treasury shares and 20,182,571 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information

Item 1.      Financial Statements                                          Page

             Consolidated Balance Sheets at
                  December 29, 1996 and March 31, 1996 ...................    3

             Consolidated Statements of Operations - Three Months
                  Ended December 29, 1996 and December 31, 1995...........    4

             Consolidated Statements of Operations - Nine Months
                  Ended December 29, 1996 and December 31, 1995...........    5

             Consolidated Statements of Cash Flows -Nine Months
                  Ended December 29, 1996 and December 31, 1995...........    6

             Notes to Consolidated Financial Statements ..................    8

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................    12

Part II - Other Information

Item 1.      Legal Proceedings ..........................................    39

Item 2.      Changes in Securities ......................................    39

Item 3.      Defaults Upon Senior Securities ............................    39

Item 4.      Submission of Matters to a Vote of Security Holders ........    39

Item 5.      Other Information ..........................................    39

Item 6.      Exhibits and Reports on Form 8-K ...........................    39

Signatures...............................................................    40

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                           Consolidated Balance Sheets

                                                                     December 29,        March 31,
Assets                                                                   1996               1996
Cash and cash equivalents (including restricted cash of
   approximately $8.6 million and $7.7 million at
   December 29, 1996 and March 31, 1996, respectively)....            $ 14,715,906    $  11,389,141
Contracts receivable, net.................................               8,140,339       12,451,207
Notes receivable, net.....................................              31,872,843       37,013,802
Investment in securities..................................              11,129,371        9,699,435
Inventory, net............................................              81,108,141       73,595,014
Property and equipment, net...............................               5,329,810        5,239,100
Debt issuance costs.......................................               1,144,207        1,288,933
Other assets..............................................               4,860,506        4,286,401
   Total assets...........................................            $158,301,123     $154,963,033

Liabilities and Shareholders' Equity
Accounts payable..........................................            $  2,045,871     $  2,557,797
Accrued liabilities and other.............................               7,791,403        9,889,063
Lines-of-credit and notes payable.........................              31,227,931       17,287,767
Deferred income taxes.....................................               2,788,567        6,067,814
Receivable-backed notes payable...........................              19,667,518       19,723,466
8.25% convertible subordinated debentures.................              34,739,000
                                                                                         34,739,000
   Total liabilities......................................              98,260,290       90,264,907

Commitments and contingencies.............................                     ---              ---

Shareholders' Equity
Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued................................                     ---              ---
Common stock, $.01 par value, 90,000,000 shares
   authorized; 20,601,871 and 20,533,410 shares
   issued at December 29, 1996 and March 31, 1996,
   respectively...........................................                 206,019          205,334
Capital-in-excess of par value............................              71,410,755       71,296,158
Retained earnings (deficit)...............................             (10,330,963)      (6,803,366)
Treasury stock, 398,900 shares of common stock at cost....             ( 1,244,978)
                                                                                                ---
Total shareholders' equity................................              60,040,833       64,698,126
   Total liabilities and shareholders' equity.............            $158,301,123     $154,963,033



See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                    Three Months Ended
                                                                          ------------------------------------
                                                                              December 29,       December 31,
                                                                                  1996               1995
Revenues:
   Sales of real estate.....................................                  $26,478,376       $23,934,805
   Interest income and other................................                    1,582,818         1,482,850
                                                                               28,061,194        25,417,655

Cost and expenses:
   Cost of real estate sold.................................                   13,731,465        13,130,540
   Selling, general and administrative expense..............                   12,547,729         9,285,063
   Interest expense.........................................                    1,445,176         1,263,843
   Provisions for losses....................................                      351,804           120,000
                                                                               28,076,174        23,799,446

Income (loss) from operations...............................               (      14,980)         1,618,209

Other income................................................                       49,242            51,323
Income before income taxes..................................                       34,262         1,669,532
Provision for income taxes..................................                       14,047           684,508

Net income..................................................                $      20,215      $    985,024

Income per common share:
Net income..................................................                $         ---      $        .05


Weighted average number of common and common
   equivalent shares (1)....................................                   21,031,221        21,821,617


(1) The current three month period includes 20,202,971 average common shares outstanding plus 828,250 average dilutive stock options. The prior year three month period includes 20,514,391 average common shares outstanding plus 1,307,226 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                          ------------------------------------
                                                                              December 29,       December 31,
                                                                                 1996               1995
Revenues:
   Sales of real estate.....................................                 $ 81,711,422       $81,833,882
   Interest income and other................................                    4,577,053         5,847,081
                                                                               86,288,475        87,680,963

Cost and expenses:
   Cost of real estate sold.................................                   41,383,907        42,545,277
   Selling, general and administrative expense..............                   38,050,774        31,399,095
   Interest expense.........................................                    3,916,090         5,111,687
   Provisions for losses....................................                    9,100,672           499,942
                                                                               92,451,443        79,556,001

Income (loss) from operations...............................                  (6,162,968)         8,124,962

Other income................................................                      183,993           120,680
Income (loss) before income taxes...........................                  (5,978,975)         8,245,642
Provision (benefit) for income taxes........................                  (2,451,380)         3,354,253

Net income (loss)...........................................                 $(3,527,595)       $ 4,891,389

Income (loss) per common share:
Net income (loss)...........................................                 $(      .17)       $       .22


Weighted average number of common and common
   equivalent shares (1)....................................                   20,934,655        21,765,648


(1) The current nine month period includes 20,371,955 average common shares outstanding plus 562,700 average dilutive stock options. The prior year nine month period includes 20,499,700 average common shares outstanding plus 1,265,948 average dilutive stock options.




See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Nine Months Ended
                                                                    -----------------------------------------

                                                                          December 29,         December 31,
                                                                              1996                 1995
Operating activities:
   Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors............................             $   70,032,280      $   71,410,181
   Interest received.......................................                  3,810,100           4,922,563
   Cash paid for land acquisitions and real estate
    development............................................               (44,065,089)       ( 47,093,316)
   Cash paid to suppliers, employees and sales
    representatives........................................               (39,064,974)       ( 35,815,654)
   Interest paid, net of capitalized interest..............               ( 4,433,137)       (  5,615,154)
   Income taxes paid, net of refunds ......................               ( 2,328,919)       (  2,396,839)
   Proceeds from borrowings collateralized by notes
    receivable.............................................                 14,003,768          14,464,206
   Payments on borrowings collateralized by notes                         (14,059,716)       ( 16,722,122)
    receivable.............................................
   Net proceeds from REMIC transaction.....................                 16,995,222          28,688,041
    Cash received from investment in securities............                  1,114,442             172,726
Net cash provided by operating activities..................                  2,003,977          12,014,632
Investing activities:
   Net cash flow from purchases and sales of
    property and equipment.................................               (   411,717)       (    476,190)
   Additions to other long-term assets.....................               (   205,505)       (    157,000)
Net cash flow used by investing activities.................               (   617,222)       (    633,190)
Financing activities:
   Borrowings under line-of-credit facilities..............                  8,146,258           4,210,000
   Payments under line-of-credit facilities................               ( 3,308,340)       (  2,564,111)
   Borrowings under secured credit facility................                  3,800,000                 ---
   Payments on other long-term debt........................               ( 5,568,210)       ( 10,569,107)
   Acquisition of treasury stock...........................               ( 1,244,978)                 ---
   Proceeds from exercise of employee stock options........                    115,280             163,332
Net cash flow provided (used) by financing activities......                  1,940,010       (  8,759,886)
Net increase in cash and cash equivalents..................                  3,326,765           2,621,556
Cash and cash equivalents at beginning of period...........                 11,389,141           7,588,475
Cash and cash equivalents at end of period.................                 14,715,906          10,210,031
Restricted cash and cash equivalents at end of period......                  8,616,680           8,256,847
Unrestricted cash and cash equivalents at end of period....              $   6,099,226      $    1,953,184

See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                             (unaudited) (continued)

                                                                            Nine Months Ended
                                                                    ----------------------------------

                                                                       December 29,     December 31,
                                                                           1996             1995
Reconciliation  of net  income  (loss) to net cash flow  provided  by  operating activities:
    Net income (loss).............................................      $(3,527,595)    $  4,891,389
    Adjustments to reconcile net income (loss) to net
       cash flow provided by operating activities:
        Depreciation and amortization.............................           804,115       1,175,264
        (Gain)/loss on REMIC transaction..........................            96,211     (1,119,572)
        (Gain)/loss on sale of property and equipment.............       (   43,958)          43,109
        Provisions for losses.....................................         9,100,672         499,942
        Interest accretion on investment in securities............       (  744,705)    (   960,583)
        Proceeds from borrowings collateralized
         by notes receivable net of principal
          repayments..............................................       (   55,948)     (2,257,916)

        Provision (benefit) for deferred income taxes.............       (3,279,247)       3,354,255
    (Increase)  decrease in operating assets:
      Contracts receivable........................................         4,310,868       3,040,326
      Investment in securities....................................         1,114,442       9,465,759
      Inventory...................................................       (3,441,725)     (4,708,530)
      Other assets................................................       (  574,109)     (  745,766)

      Notes receivable............................................           854,542       6,484,609
    Decrease in operating liabilities:
      Accounts payable, accrued liabilities and other.............       (2,609,586)     (7,147,654)
Net cash flow provided by operating activities....................     $   2,003,977    $ 12,014,632

Supplemental schedule of non-cash operating and financing activities

      Inventory acquired through financing........................     $ 10,630,449     $  7,286,230

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure............................     $  1,489,872     $  1,573,574

      Investment in securities retained in
        connection with REMIC transactions........................     $  1,774,319     $  2,044,029

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The nine months ended December 29, 1996 also includes provisions for the write-down of certain inventories to reflect fair value, less costs to dispose, totaling $8.2 million and an additional $901,000 in provisions for loan losses and related advanced real estate taxes and legal fees on delinquent loans. See Notes 4 and 5. The results of operations for the nine month period ended December 29, 1996 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996.

Organization

Bluegreen Corporation (the "Company") is a national leisure product company currently operating in twenty-one states. The Company's primary businesses are
(i) the acquisition, development and sale of recreational and residential land and (ii) the acquisition and development of timeshare properties which are sold in weekly intervals. The Company offers financing to its land and timeshare purchasers.

Land and timeshare products are typically located in scenic areas or popular vacation destinations throughout the United States. The Company's products are primarily sold to middle-class individuals with ages ranging from forty to sixty.

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

2.   Contracts Receivable and Revenue Recognition

The Company's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully-furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. As discussed later herein, the Company plans to accelerate the sale of inventories managed under the Communities Division through a combination of bulk sales and retail sales and terminate its Communities Division.

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

Land, timeshare and communities sales which do not meet the criteria for revenue recognition described above are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of the Consolidated Balance Sheet and profit recognition is deferred until the requirements of SFAS 66 are met.

See also "Management's Discussion and Analysis - Results of Operations".

3.   Contingent Liabilities

In the ordinary course of business, the Company has completed various whole loan sales of its mortgage notes receivables (which arose from land sales) to banks and financial institutions to supplement its liquidity. At December 29, 1996, the Company was contingently liable for the outstanding principal balance of notes receivable previously sold aggregating approximately $939,000. As of such date, delinquency on these loans was not material. In most cases, the recourse from the purchaser of the loans to the Company terminates when a customer achieves 30% equity in the property underlying the loan. Equity is defined as the difference between the purchase price of the property paid by the customer and the current outstanding balance of the related loan.

4.   Provision for Losses

Provisions for losses on real estate and notes receivables secured by real estate are charged to operations when it is determined that the investment in such assets is impaired in management's best judgment. Management considers various factors, including recent selling prices of comparable parcels, recent offering prices from potential purchasers, overall market and economic conditions and the estimated cost of disposing of such property. The Company recorded provisions for losses totaling $9.1 million and $500,000 for the nine months ended December 29, 1996 and December 31, 1995, respectively. See Note 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included under Part I, Item 2 herein, for a further discussion of the provisions for losses.

5.   Inventory

The Company's inventory holdings are summarized below by division.

                                          December 29, 1996      March 31, 1996

Land Division..........................       $ 49,708,617        $ 43,388,699

Communities Division...................          7,589,978          14,177,111

Resorts Division.......................         23,809,546          16,029,204
                                              $ 81,108,141        $ 73,595,014

Real estate inventory acquired for sale is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or estimated fair value, net of costs to dispose. In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Land reacquired through foreclosure or deedback in lieu of foreclosure is recorded at the lower of the unpaid balance of the loan or fair value of the underlying real estate collateral, net of costs to dispose. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser. If a timeshare default occurs within the same fiscal year as the sale occurred, all applicable entries from the sale are reversed. If the default occurs in a fiscal year later than the sale, the interval is carried at the lower of original cost, including improvements and amenities, or estimated fair value, net of costs to dispose. The difference between the unpaid balance of the timeshare loan and the carrying value is charged to the reserve for loan losses.

During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to sell. The $8.2 million in provisions recorded during the first fiscal quarter included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within 21 months. Furthermore, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company has liquidated several parcels subject to the write-down including approximately one-third of a North Carolina project managed under the Communities Division.

See "Management's Discussion and Analysis of Financial Condition - Uses of Capital and Result of Operations", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.


6.   Real Estate Mortgage Investment Conduit (REMIC) Transactions

On December 11, 1996, the Company sold approximately $5.7 million aggregate principal amount of its mortgage notes receivable to a limited purpose subsidiary which then sold the notes receivable to a REMIC trust (the "1996-2 REMIC Trust"), resulting in aggregate proceeds to the Company of $5.3 million. The 1996-2 REMIC Trust issued three classes of REMIC certificates representing ownership interest in the pool of notes comprising such trust. Collections of principal and interest on the notes in the 1996-2 REMIC Trust, net of certain servicing and trustee fees, are remitted to certificateholders on a monthly basis based on an established order of priority. In connection with the 1996-2 REMIC transaction, the Company retained certain subordinated classes of certificates. A portion of the proceeds from the transaction was used to repay approximately $2.6 million of outstanding debt. An additional $115,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of issuance expenses, resulted in an increase to the Company's unrestricted cash of approximately $2.5 million.

On May 15, 1996, the Company sold approximately $13.2 million aggregate principal amount of its mortgage notes receivable to a limited purpose subsidiary which then sold the notes receivable to a REMIC trust (the "1996-1 REMIC Trust"), resulting in aggregate proceeds to the Company of $11.8 million. The 1996-1 REMIC Trust issued three classes of REMIC certificates representing ownership interest in the pool of notes comprising such trust. Collections of principal and interest on the notes in the 1996-1 REMIC Trust, net of certain servicing and trustee fees, are remitted to certificateholders on a monthly basis based on an established order of priority. In connection with the 1996-1 REMIC transaction, the Company retained certain subordinated classes of certificates. A portion of the proceeds from the transaction was used to repay approximately $5.6 million of outstanding debt. An additional $263,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of issuance expenses, resulted in an increase to the Company's unrestricted cash of approximately $5.8 million.

7.   Other Events

The Company owns a property in Idaho consisting of approximately 1,380 acres that was damaged by abnormal rainfall and flooding in January, 1997. The weather conditions in the region (which received national media attention) caused numerous mud-slides and considerable road damage. While the Company does not believe that amounts required to repair the property are material as of this report date, no assurances can be given that additional rainfall and/or mud-slides will not cause current estimates to increase.

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

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions) or risks associated with an inability to locate suitable inventory for acquisition.

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

h) Costs to develop inventory for sale and/or selling, general and administrative expenses exceed those anticipated.

i) A increase or decrease in the number of land or resort properties subject to percentage of competion accounting which requires deferral of profit recognition on such projects until development is substantially complete.

Liquidity and Capital Resources

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations include (i) downpayments on Company financed real estate sales, (ii) cash sales of real estate, (iii) principal and interest payments on the purchase money mortgage loans arising from land sales and contracts for deed arising from sales of timeshare intervals (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, Receivables.
Historically, external sources of liquidity have included borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development, along with borrowings under secured lines-of-credit. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Net cash provided by the Company's operations was $2.0 million and $12.0 million for the nine months ended December 29, 1996 and December 31, 1995, respectively. The reduction in cash flow from operations was primarily attributable to (i) a reduction in cash received from the sale or collateralization of Receivables, net of repayments on collateralized Receivables, totaling $9.5 million and (ii) an increase in cash paid to suppliers and employees totaling $3.2 million. These two elements were partially offset by a reduction in cash paid for land acquisitions and real estate development in the amount of $3.0 million.

During the nine months ended December 29, 1996 and the nine months ended December 31, 1995, the Company received in cash $59.9 million or 70% and $65.6 million or 70%, respectively, of its sales of real estate that closed during these periods.

Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders or sold in connection with private placement REMIC financings. The Company typically pledges its Receivables as a temporary source of financing until it has originated a sufficient quantity of Receivables to make it cost effective to sell them through a private placement REMIC financing. REMICs are considered the Company's permanent Receivables financing. The Company currently is advanced 90% of the face amount of the eligible Receivables when pledged to lenders. The Company classifies the indebtedness secured by Receivables as receivable-backed notes payable on the Consolidated Balance Sheet. When the Company sells its Receivables through private placement REMIC transactions, it typically retains only subordinated securities which are classified as investment in securities on the Consolidated Balance Sheet. See further discussion of REMIC transactions under "Sources of Capital" later herein. During the nine months ended December 29, 1996 and the nine months ended December 31, 1995, the Company borrowed $14.0 million and $14.5 million, respectively, through the pledge of Receivables. During the nine months ended December 29, 1996 and December 31, 1995, the Company raised an additional $17.0 million and $28.7 million, respectively (net of transaction costs and prior to the retirement of debt), from sales of Receivables under private placement REMIC transactions. The discussion below provides additional information with respect to credit facilities secured by Receivables and REMICs.

The Company has a revolving credit facility of $20.0 million with a financial institution secured by land inventory and land Receivables. The interest rate charged on borrowings secured by such inventory and Receivables is prime plus 2.75% and prime plus 2.0%, respectively. At December 29, 1996, the outstanding principal balance under the facility was $10.4 million, comprised of $6.3 million secured by inventory and $4.1 million secured by Receivables. The Company repays loans made under the inventory portion of the facility through lot release payments as the collateral is sold. In addition, the Company is required to meet certain minimum debt amortization on the outstanding inventory secured debt. The indebtedness secured by land inventory has maturities that range from April, 1997 to October, 1999. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures ten years from the date of the last advance. The ability to receive advances under the facility expired in October, 1996 and the Company is currently engaged in discussions with the lender about the renewal of the facility. No assurances can be given that the facility will be renewed on terms satisfactory to the Company, if at all.

The Company also has a $20.0 million credit facility with this same lender which provides for acquisition, development, construction and Receivables financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.25% and prime plus 2.0%, respectively. At

December 29, 1996, the outstanding principal balance under the facility was $10.4 million, comprised of $300,000 secured by inventory and $10.1 million secured by Receivables. The Company is required to repay the portion of the loan secured by inventory through an annual installment of $300,000 in December, 1997. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may the Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in November, 1998.

The Company has another credit facility with this same lender which provides for acquisition, development, construction and Receivables financing on a second timeshare resort located in Pigeon Forge, Tennessee in the amount of $6.2 million. The interest rate charged on borrowings secured by inventory and timeshare Receivables is prime plus 2.25% and prime plus 2.0%, respectively. At December 29, 1996, the outstanding principal balance under the facility was $4.6 million, comprised of $810,000 secured by inventory and $3.8 million secured by Receivables. The Company is required to repay the portion of the loan secured by inventory through principal payments of $400,000 in July, 1997 and $410,000 in July, 1998. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures seven years from the date of the last advance. The ability to borrow under the facility expires in April, 1997. The Company is currently engaged in discussions with the lender to increase the limit and extend the expiration date to borrow. No assurances can be given that the agreement will be amended to provide for the increase in borrowing capacity and expanded borrowing term.

The Company has a $13.5 million secured line-of-credit with a South Carolina financial institution for the construction and development of Phase I of its Myrtle Beach timeshare resort. The Myrtle Beach oceanfront property was acquired during the second quarter of fiscal 1996, and Phase I represents an oceanfront building planned to include 114 residential units. The interest rate charged under the facility is prime plus .5%. At December 29, 1996, there was $7.7 million outstanding under the facility. The indebtedness is due in May, 1997.

The Company also has a $23.5 million line-of-credit with a financial institution. The credit line provides for "take-out" of the construction lender discussed in the preceding paragraph in the amount of up to $13.5 million which is expected to occur in March, 1997 as well as $10.0 million for the pledge of Myrtle Beach timeshare Receivables. The interest rate charged under the line-of-credit is the three-month London Interbank Offered Rate ("LIBOR") plus 4.25%. At December 29, 1996, the outstanding principal balance under the facility was $1.6 million all of which was secured by Receivables. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility.
The ability to borrow under the Receivables portion of the facility expires in December, 1997.

The Company has a $15.0 million revolving credit facility with another financial institution secured by land Receivables and land inventory. The Company uses the facility as a temporary warehouse for the pledge of receivables until it accumulates sufficient quantity of Receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables and advances of up to $5.0 million secured by land inventory to finance real estate acquisition and development costs. The interest rate charged on borrowings secured by Receivables and inventory is prime plus 2.0%. At December 29, 1996, the outstanding principal balance under the facility was $205,000 all of which was secured by inventory. The Company repaid the indebtedness secured by

Receivables  on December 11, 1996 in connection  with a REMIC  transaction.  See
Note 6. The Company intends to re-borrow under the Receivables portion of the facility as it requires external sources of capital. The Company is required to pay the financial institution 55% of the contract price of land sales associated with pledged inventory when any such inventory is sold until the land indebtedness is paid in full. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the Receivables portion of this facility. The facility expires and the indebtedness is due in October, 1998.

In addition to the land and resorts financing described above, the Company has outstanding indebtedness under a line-of-credit secured by a Florida project managed under the Communities Division. At December 29, 1996, the aggregate outstanding indebtedness under the facility totaled $839,000. The indebtedness matures in May, 1998. The ability to borrow under the credit agreement has expired and the Company does not intend to renew the facility.

Along with inventory and Receivables financing under credit arrangements described above, the Company regularly seeks term financing for the acquisition of its real estate from sellers, banks or similar financial institutions. The aggregate amount of inventory acquisition and development financing obtained during the nine months ended December 29, 1996 and the nine months ended December 31, 1995 totaled $22.6 million or 34% of the total acquisition and development requirements and $11.5 million or 20% of the total acquisition and development requirements, respectively. The increase in the percentage of acquisition and development costs financed during the current nine month period reflects an increased willingness on the part of sellers of inventory to accept financing along with increased willingness on the part of banks and financial institutions to provide real estate financing.

The table set forth below summarizes the credit facilities discussed earlier as well as other notes payable as of December 29, 1996.


                                     Lines-of-Credit  Receivable-
                                        and Notes      Backed
Description of Credit Arrangement       Payable      Notes Payable    Total


$20.0 million revolving credit
 facility...........................  6,259,062     $ 4,138,571     $10,397,633
$20.0 million credit facility.......    300,000      10,133,377      10,433,377
$6.2 million credit facility........    810,000       3,777,086       4,587,086
$13.5 million credit facility.......  7,704,745             ---       7,704,745
$23.5 million credit facility.......        ---       1,618,484       1,618,484
$15.0 million revolving credit
 facility...........................    205,402             ---         205,402
$1.0 million credit facility........    838,632             ---         838,632
Term indebtedness secured by fixed
 assets.............................  1,213,106             ---       1,213,106
Term indebtedness secured by land
 inventory.......................... 13,896,983             ---      13,896,983

Total...............................$31,227,931     $19,667,518     $50,895,449

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

The Company was in compliance with each of such covenants at December 29, 1996 and for each reporting period during the current and prior fiscal year.

In recent years, private placement REMIC financings have provided substantial capital resources to the Company. In these transactions, (i) the Company sells or otherwise absolutely transfers a pool of mortgage loans to a newly-formed special purpose subsidiary, (ii) the subsidiary sells the mortgage loans to a trust in exchange for certificates representing the entire beneficial ownership in the trust and (iii) the subsidiary sells one or more senior classes of the certificates to an institutional investor in a private placement and retains the remaining certificates, which remaining certificates are subordinated to the senior classes. The certificates are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registrations. The certificates are issued pursuant to a pooling and servicing agreement (the "Pooling Agreement"). Collections on the mortgage pool, net of certain servicing and trustee fees, are remitted to the certificateholders on a monthly basis in the order of priority specified in the applicable Pooling Agreement. The Company acts as servicer under the Pooling Agreement and is paid an annualized servicing fee of .5% of the scheduled principal balance of those notes in the mortgage pool on which the periodic payment of principal and interest is collected in full. Under the terms of the Pooling Agreement, the Company has the obligation to repurchase or replace mortgage loans in the pool in the event there was a breach of the Company's representations and warranties contained in the Pooling Agreement at the date of sale, which breach materially and adversely affects the rights of certificateholders. In addition, the Company, as servicer, is required to make advances of delinquent payments to the extent deemed recoverable. However, the certificates are not obligations of the Company, the subsidiary or any of their affiliates and the Company has no obligation to repurchase or replace the mortgage loans solely due to delinquency.

On December 11, 1996, the Company sold, or otherwise absolutely transferred and assigned, approximately $5.7 million aggregate principal amount of its mortgage notes receivable (the "1996-2 Mortgage Pool") to a subsidiary of the Company and the subsidiary sold the 1996-2 Mortgage Pool to a REMIC Trust (the "1996-2 REMIC Trust"). Simultaneous with the sale, the 1996-2 REMIC Trust issued three classes of Fixed Rate REMIC Mortgage Pass-Through Certificates. On December 11, 1996, the subsidiary sold the Class A 1996-2 Certificates issued under the Pooling Agreement to an institutional investor for aggregate proceeds of approximately $5.2 million in a private placement transaction and retained the Class B and Class R Certificates. A portion of the proceeds from the transaction was used to repay approximately $2.6 million of outstanding debt. An additional $115,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of $2.5 million in the Company's unrestricted cash.

On May 15, 1996, the Company sold, or otherwise absolutely transferred and assigned, $13.2 million aggregate principal amount of mortgage notes receivable (the "1996-1 Mortgage Pool") to a subsidiary of the Company and the subsidiary sold the 1996-1 Mortgage Pool to a REMIC Trust (the "1996-1 REMIC Trust"). Simultaneous with the sale, the 1996-1 REMIC Trust issued three classes of Fixed Rate REMIC Mortgage Pass-Through Certificates. On May 15, 1996, the subsidiary sold the Class A 1996-1 Certificates issued under the Pooling Agreement to an institutional investor for aggregate proceeds of approximately $11.8 million in a private placement transaction and retained the Class B and Class R Certificates. A portion of the proceeds from the transaction was used to repay approximately $5.6 million of outstanding debt. An additional $263,000 was used to fund a cash reserve account. The balance of the proceeds, after payment of transaction expenses and fees, resulted in an increase of $5.8 million in the Company's unrestricted cash.

The 1996-1 and 1996-2 REMIC Trusts were comprised primarily of a pool of fixed and adjustable rate first mortgage loans secured by property sold by the Company.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $6.1 million at December 29, 1996. Based upon existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company has, or can obtain, adequate financial resources to satisfy its anticipated capital requirements.

Uses of Capital.

The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt obligations.

The Company's net inventory was $81.1 million at December 29, 1996 and $73.6 million at March 31, 1996. Management recognizes the inherent risk of carrying increased levels of inventory (including the risk that the inventory will decline in value). In addition, during the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to dispose. The $8.2 million in provisions for the nine months ended December 29, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within 21 months. See "Results of Operations" and Note 5 to the Consolidated Financial Statements.

With respect to its inventory holdings, the Company requires capital to (i) improve land intended for recreational, vacation, retirement or primary homesite use by purchasers, (ii) develop timeshare property and (iii) fund its housing operation in certain locations.

The Company estimates that the total cash required to complete preparation for the retail sale of the consolidated inventories owned as of December 29, 1996 is approximately $110.4 million, exclusive of the cost of any manufactured/modular homes not yet acquired or under contract for sale, which the Company is unable to determine at this time. The Company anticipates spending an estimated $21.7 million of the capital development requirements during the remainder of fiscal 1997. The allocation of anticipated cash requirements to the Company's operating divisions is discussed below.

Land Division: The Company expects to spend $53.0 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $12.3 million to be spent during the remainder of fiscal 1997.

Resorts Division: The Company expects to spend $56.6 million for building materials, amenities and other infrastructure costs such as road and utility construction, surveys and engineering fees, including $8.5 million to be spent during the remainder of fiscal 1997. See earlier discussion of lines-of-credit for the financing of Resorts Division property under "Sources of Capital".

Communities Division: The Company expects to spend $865,000 for the purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs, including road and utility construction, surveys and engineering fees. The Company attempts to pre-qualify prospective home purchasers and secure a purchase contract prior to commencing unit construction to reduce standing inventory risk. The total cash requirement of $865,000 is expected to be spent during the remainder of fiscal 1997.

The table to follow outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of December 29, 1996. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected in the table or that historical gross margins which the Company has experienced will not decline in the future as a result of changing market and economic conditions, reduced consumer demand or other factors.

Geographic Region                Land       Resorts    Communities      Total
Southwest................... $27,699,966 $       ---  $        ---  $ 27,699,966
Rocky Mountains ............     617,520         ---           ---       617,520
West........................   4,204,016         ---           ---     4,204,016
Midwest.....................      91,190  39,116,181           ---    39,207,371
Southeast...................  19,636,266  17,461,548       865,411    37,963,225
Northeast...................      33,685         ---           ---        33,685
Mid-Atlantic................     705,240         ---           ---       705,240


Total estimated spending....$ 52,987,883 $56,577,729  $    865,411  $110,431,023
Net inventory at
  December 29, 1996.........  49,708,617  23,809,546     7,589,978    81,108,141
Total estimated cost basis
  of fully developed
  inventory.................$102,696,500 $80,387,275   $ 8,455,389  $191,539,164

The Company's net inventory summarized by division as of December 29, 1996 and March 31, 1996 is set forth below.

                                             December 29, 1996
                           ----------------------------------------------------

Geographic Region          Land        Resorts      Communities        Total
Southwest............   $24,126,935   $       ---     $      ---    $24,126,935
Rocky Mountains .....     9,144,067           ---            ---      9,144,067
West ................     5,671,137           ---            ---      5,671,137
Midwest..............     4,653,070    12,335,983            ---     16,989,053
Southeast............     4,747,856    11,473,563      7,589,978     23,811,397
Northeast............       519,709           ---            ---        519,709
Mid-Atlantic.........       845,843           ---            ---        845,843
Canada...............           ---           ---            ---            ---

Totals...............   $49,708,617   $23,809,546     $7,589,978    $81,108,141

                                              March 31, 1996
                           ----------------------------------------------------

Geographic Region           Land        Resorts     Communities        Total
Southwest............   $15,118,191   $       ---  $     142,790    $15,260,981
Rocky Mountains .....     9,299,344           ---         50,800      9,350,144
West ................     5,923,972           ---            ---      5,923,972
Midwest..............     6,293,008    10,839,389            ---     17,132,397
Southeast............     2,252,239     5,189,815     13,983,521     21,425,575
Northeast............     1,982,895           ---            ---      1,982,895
Mid-Atlantic.........     2,490,025           ---            ---      2,490,025
Canada...............        29,025           ---            ---         29,025

Totals...............   $43,388,699   $16,029,204   $ 14,177,111    $73,595,014


The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. Significant changes in the composition of the Company's inventories as of December 29, 1996 are discussed below.

The Company's aggregate Land Division inventory increased by $6.3 million from March 31, 1996 to December 29, 1996. The increase in land holdings is primarily attributable to certain large acquisitions in the Southwestern, Southeastern and Rocky Mountain regions of the country, partially offset by provisions for the write-down of certain inventories totaling $3.4 million and sales activity. See
Note 5 under Item I, Part 1 and "Management's Discussion and Analysis - Results of Operations". In the Southwest, the Company acquired two Texas properties which include 3,600 acres purchased in June, 1996 for $6.5 million and 1,474 acres purchased in July, 1996 for $2.9 million. In the Southeast, the Company acquired 1,098 acres located in North Carolina for $2.7 million. These three projects are intended to be used as primary and secondary homesites and, although no assurances can be given, the term to sell-out is estimated to be five years. The Company also acquired 4,450 acres in the Rocky Mountain region for $1.4 million in May, 1996 and 2,690 acres for $1.1 million in August, 1996. These five acquisitions were partially offset by sales activity. Although no assurances can be given, management expects that the carrying value of its land holdings in the Southwest, Rocky Mountains, West, Midwest and Southeast will remain relatively constant during fiscal 1997. At the same time, the Company plans to continue to reduce its land holdings in the Northeastern and certain parts of the Mid-Atlantic regions due to continued overall soft economic and real estate market conditions.

The Company's aggregate resort inventory increased by $7.8 million. The increase is attributable to additional infrastructure development at each of the Company's two Tennessee resorts and the Myrtle Beach, South Carolina resort, partially offset by sales activity at the projects. Resorts Division inventory as of December 29, 1996 consisted of land inventory of $5.5 million and unit construction-in-progress and other amenities of $18.3 million. Resorts Division inventory as of March 31, 1996 consisted of land inventory of $6.1 million and unit construction-in-progress and other amenities of $9.9 million.

The Company's aggregate communities inventory decreased by $6.6 million from March 31, 1996 to December 29, 1996. The decrease in land inventory which resulted from sales activity and $4.8 million in provisions for losses was partially offset by additional housing unit construction-in-progress associated with the Company's manufactured and modular home developments in North Carolina. The Company does not intend to acquire any additional communities related inventories and present operations will be terminated through a combination of retail sales efforts and the bulk sale of the remaining assets. Communities Division inventory as of December 29, 1996, consisted of land inventory of $3.5 million and $4.1 million of housing unit construction-in-progress. Communities Division inventory as of March 31, 1996, consisted of land inventory of $10.5 million and $3.7 of housing unit construction-in-progress.

The Company offers financing of up to 90% of the purchase price of land sold to purchasers of its properties who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During both the nine months ended December 29, 1996 and the nine months ended December 31, 1995, the Company received 30% of its consolidated sales of real estate which closed during the period in the form of Receivables.

At December 29, 1996, $24.4 million of Receivables were pledged as collateral to secure Company indebtedness, while $8.5 million of Receivables were not pledged or encumbered. At March 31, 1996, $27.0 million of Receivables were pledged as collateral to secure Company indebtedness while $10.9 million of Receivables were not pledged or encumbered. Proceeds from home sales under the Company's Communities Division are received entirely in cash. The table below provides further information on the Company's land and timeshare Receivables at December 29, 1996 and March 31, 1996.


                                      (Dollars in Millions)

                           December 29, 1996               March 31, 1996
                       --------------------------   ----------------------------

Receivables            Land   Timeshare     Total       Land  Timeshare   Total
Encumbered.......... $ 6.2       $18.2     $24.4     $ 18.4    $  8.6    $ 27.0
Unencumbered........   4.9         3.5       8.4        7.8       3.1      10.9
Total............... $11.1       $21.7     $32.8     $ 26.2     $11.7    $ 37.9

The reduction in encumbered land Receivables from March 31, 1996 to December 29, 1996 was primarily attributable to the repayment of receivable-backed debt and the sale of Receivables pursuant to the 1996-1 and 1996-2 REMIC transactions. See "Sources of Capital".

The table below provides information with respect to the loan-to-value ratio of land and timeshare Receivables held by the Company at December 29, 1996 and March 31, 1996. Receivables held by the Company include both unencumbered and pledged notes. Loan-to-value ratio is defined as unpaid balance of the loan divided by the contract purchase price.

                              December 29, 1996             March 31, 1996
                          ------------------------     ------------------------

Receivables                 Land      Timeshare          Land      Timeshare
Loan-to-Value Ratio......   51%            79%           63%            75%


Because the Company sold a substantial portion of its less seasoned land Receivables in connection with the 1996 REMICs, the related loan-to-value ratio was lower at December 29, 1996 than at March 31, 1996.

In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of fair value, net of costs to dispose, or balance of the loan. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser.

Reserve for loan losses as a percentage of period end notes receivable was 2.9% and 2.4% at December 29, 1996 and March 31, 1996, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of Receivables. The increase in the reserve for loan losses as a percent of period end loans is primarily the result of a reduction in Receivables held due to the REMIC transactions. See "Sources of Capital".

At December 29, 1996, approximately 7% or $2.5 million of the aggregate $33.8 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Of the $33.8 million principal amount of loans, $32.8 million were held by the Company, while approximately $939,000 were associated with programs under which the Company has a limited recourse liability. In most cases of limited recourse liability, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 31, 1996, approximately 7% or $2.8 million of the aggregate $39.2 million principal amount of loans which were held by the Company or by third parties under financings for which the Company had a recourse liability, were more than 30 days past due. Factors contributing to delinquency (including the economy and levels of unemployment in some geographic areas) are believed to be similar to those experienced by other lenders. While the dollar amount of delinquency declined slightly from March 31, 1996 to December 29, 1996, the amount of Receivables decreased substantially. This caused an increase in the delinquency rate as a percent of Receivables. The reduction in Receivables was the result of the sale of notes under the 1996 REMICs. See "Sources of Capital".

In July, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market from time to time subject to the Company's financial condition and liquidity, the terms of its credit agreements, market conditions and other factors. As of January 24, 1997, 419,300 shares had been repurchased at an aggregate cost of $1.3 million.

Results of Operations - For the Three and Nine Month Periods.

Three Months Ended - December 29, 1996

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996. See also Note 5 under Part I, Item 1 and the discussion of provisions for losses later herein.

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation with the exception of the Northeast, and certain areas of the Mid-Atlantic region. A downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company.

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the three months ended December 29, 1996 and December 31, 1995.

                             (Dollars in Thousands)
                      Three Months Ended December 29, 1996

                               Land(3)              Communities               Resorts(4)               Total
Sales of real estate.     $16,151      100.0%    $ 2,294      100.0%      $ 8,033     100.0%    $26,478     100.0%
Cost of real estate
 sold................       9,359       57.9%      2,120       92.4%        2,253      28.0%     13,732      51.9%
Gross profit.........       6,792       42.1%        174        7.6%        5,780      72.0%     12,746      48.1%
Field selling,
general and
administrative              5,112       31.7%        108        4.7%        5,214      64.9%     10,434      39.4%
expense (1)..........
Field operating
profit (loss) (2)....     $ 1,680       10.4%   $     66        2.9%      $   566       7.1%    $ 2,312       8.7%



                             (Dollars in Thousands)
                      Three Months Ended December 31, 1995
                               Land(3)              Communities            Resorts (4)            Total
Sales of real estate.     $15,082      100.0%     $4,436      100.0%    $4,417     100.0%    $23,935     100.0%
Cost of real estate
sold.................       7,767       51.5%      3,794       85.5%     1,569      35.5%     13,130      54.9%
Gross profit.........       7,315       48.5%        642       14.5%     2,848      64.5%     10,805      45.1%
Field selling,
general and
administrative              4,570       30.3%        781       17.6%     2,440      55.2%      7,791      32.5%
expense (1)..........
Field operating
profit (loss) (2)....     $ 2,745       18.2%    $ (139)      (3.1)%    $  408       9.3%    $ 3,014      12.6%



 (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

 (2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

 (3) During the three months ended December 31, 1995, certain land projects were subject to percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $453,000 in sales, or $176,000 in operating profits, were deferred in the quarter ended December 31, 1995.

     During the current year three month period, several other land projects were the subject of percentage of completion accounting. Accordingly, $633,000 in sales, or $292,000 in operating profits, were deferred. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

 (4) The Resort Division had $1.2 million and $632,000 in sales which had been deferred under the percentage of completion method of accounting (from prior periods) but were recognized during the quarter ended December 29, 1996 and December 31, 1995, respectively. Operating profits associated with such sales totaled $359,000 and $292,000 for the quarter ended December 29, 1996 and December 31, 1995, respectively. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

Consolidated sales of real estate increased 11% to $26.5 million for the three months ended December 29, 1996 compared to $23.9 million for the three months ended December 31, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

Land Division


During the three months ended December 29, 1996 and December 31, 1995, land sales contributed $16.2 million or 61% and $15.1 million or 63%, respectively, of the Company's total consolidated revenues from the sale of real estate.

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

                                                      Three Months Ended

                                                 December 29,      December 31,
                                                    1996              1995

Number of parcels sold......................             430           474

Average sales price per parcel..............         $35,150      $ 32,666


Average sales price per parcel excluding
one large acreage sale in the Southeast
in the 1995 period and excluding  three large
acreage  sales in the  Northeast, Rocky
Mountain Region and the West in the 1996
period.......................................        $32,606       $31,783

Gross margin.................................            42%           49%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                                Three Months Ended

                                 December 29, 1996       December 31, 1995

                                           Average                    Average
                          Number of     Sales Price     Number of   Sales Price
Geographic Region        Parcels Sold    Per Parcel   Parcels Sold  Per Parcel
Southwest.........           288           $ 37,739         241        $ 35,161
Rocky Mountains...            45           $ 45,511          54        $ 33,832
Midwest...........            19           $ 17,853          67        $ 24,346
Southeast.........            29           $ 34,034          47        $ 49,492
West..............            10           $166,900         ---             ---
Northeast.........            11           $ 26,730          21        $ 15,820
Mid-Atlantic......            25           $ 21,830          39        $ 21,974
Canada............             3           $ 10,545           5       $   7,229
Totals............           430           $ 35,150         474        $ 32,666

The number of parcels sold in the Southwest increased during the current period due to significantly more sales from the Company projects in the Dallas, Texas market.

The number of parcels sold in the Rocky Mountains region decreased during the current period due to fewer sales from the Company's Montana and Idaho properties. During the current three month period the Company sold in bulk a parcel in Idaho constituting 36 acres for $525,000. The average sales price excluding the current quarter bulk sale was $34,613.

The number of parcels sold in the Midwest decreased during the current quarter due to a shortage of inventory in Tennessee. The Company acquired a Tennessee property in January, 1997 and has paid deposits to purchase on two additional properties. No assurances can be given that the two properties under contract will be acquired.

In the Southeast, the Company sold fewer and less expensive parcels from its North Carolina properties during the current quarterly period than in the prior year quarter. During the first quarter of fiscal 1997 the Company acquired a North Carolina property representing more than 1,000 acres. Marketing activities for the property commenced in December, 1996 and sales are expected to begin in February, 1997.

In the West, the Company sold 9 parcels from its Arizona property on a retail basis and one larger acreage parcel representing 210 acres for $462,000. The Company acquired the acreage outside of Prescott in fiscal 1996 and sales commenced in the fourth quarter of last year.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. Furthermore, during the current year second quarter the Company sold a large northeastern bulk parcel for $110,000 and during the current year third quarter sold additional contiguous acreage for $205,000. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand. See discussion of provisions for losses later herein.

The decrease in the average gross margin for the Land Division from 49% for the quarter last year to 42% for the current quarter was attributable to (i) more sales from the Company's Arizona property which yielded an average gross margin of 45% and (ii) less sales from the Midwest and Southeast which historically have yielded gross margins of at least 55%. As indicated above, the Company recently acquired properties in Tennessee (Midwest) and North Carolina (Southeast) and expects sales activity to increase over upcoming quarters.

The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $520,000 of net inventory in the Northeast. In addition, sales of inventory which was subject to cost over-runs (which includes certain properties located in Arizona, Idaho, Montana and New Mexico) will adversely affect overall gross margins. No assurances can be given that the Company can maintain historical or anticipated gross margins. In addition, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain land inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

Resorts Division

During the three months ended December 29, 1996 and December 31, 1995, sales of timeshare intervals contributed $8.0 million or 30% and $4.4 million or 18%, respectively, of the Company's total consolidated revenues from the sale of real estate.

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

                                                       Three Months Ended

                                                  December 31,     December 29,
                                                     1996             1995

Number of intervals sold.....................         803               488


Average sales price per interval.............      $8,549            $7,755

Gross margin.................................         72%               65%


The number of timeshare intervals sold increased to 803 for the current quarter compared to 488 for the comparable quarter of the previous fiscal year. During the prior year quarter, 315 interval sales were generated from the Company's first resort in Gatlinburg, Tennessee and 173 intervals were sold from the Company's second resort in neighboring Pigeon Forge. During the current year quarter, 382 intervals were sold from the Gatlinburg resort, an additional 254 intervals were sold from the Pigeon Forge resort and 167 intervals were sold from the Company's resort in Myrtle Beach, South Carolina. Sales from the Company's Myrtle Beach resort commenced in the fourth quarter of last year.

Gross margins on interval sales increased from 65% for the quarter last year to 72% for the current quarter. During the current quarter, gross margins from the Company's resorts in Gatlinburg, Pigeon Forge and Myrtle Beach were 71%, 74% and 72%, respectively. During the prior quarter, gross margins from the Company's resorts in Gatlinburg and Pigeon Forge were 61% and 72%, respectively. The improvement in the average gross margin for the Company's Gatlinburg and Pigeon Forge resorts was attributable to increases in retail selling prices. While the increase in the average sales price in the current quarter was primarily attributable to increases in retail sales prices, the average price also increased as a result of the addition of the Myrtle Beach resort. The Myrtle Beach resort maintains average sales prices which are higher than the Pigeon Forge resort and comparable to the Gatlinburg resort.

Communities Division

During the three months ended December 29, 1996, the Company's Communities Division contributed $2.3 million in sales revenue, or approximately 9% of total consolidated revenues from the sale of real estate. During the three months ended December 31, 1995, the Communities Division generated $4.4 million in sales revenue, or approximately 19% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                        Three Months Ended

                                                   December 29,     December 31,
                                                       1996              1995

Number of homes/lots sold..............                    34                53

Average sales price....................               $44,546           $83,690

Gross margin...........................                    8%               14%

The reduction in the average sales price was primarily attributable to a greater number of lot-only sales and no site-built home sales in the current year quarter. The $2.3 million in current quarter sales was comprised of 15 manufactured homes with an average sales price of $81,187, 16 sales of lots at an average sales price of $23,697 and three bulk sales for an aggregate of $688,000. The $4.4 million in prior year sales was comprised of 35 manufactured homes with an average sales price of $76,101, an additional 7 site-built homes with an average sales price of $143,043, 10 sales of lots at an average sales price of $24,040 and one larger acreage Southwestern bulk lot sale for $530,320. The reduction in the gross margin and number of homes/lots sold is primarily attributable to the Company's manufactured home developments in North Carolina. Furthermore, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain communities related inventories. See
Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                      Three Months Ended December 29, 1996

Geographic Region                   Land           Communities          Resorts             Total             %
Southwest............           $11,121,288   $            ---      $        ---       $11,121,288           42.0%
Rocky Mountains......             2,047,975                ---               ---         2,047,975            7.8%
Midwest..............               339,200                ---         5,596,475         5,935,675           22.4%
Southeast............               986,998          2,294,448         2,436,696         5,718,142           21.6%
West.................             1,270,581                ---               ---         1,270,581            4.8%
Northeast............               294,032                ---               ---           294,032            1.1%
Mid-Atlantic.........                59,046                ---               ---            59,046             .2%
Canada...............                31,634                ---               ---            31,634             .1%

Totals...............           $16,150,754         $2,294,448       $ 8,033,171       $26,478,373          100.0%

                      Three Months Ended December 31, 1995

Geographic Region                 Land            Communities           Resorts             Total             %
Southwest............           $ 8,053,746       $ 1,531,623         $      ---       $ 9,585,369            40.1%
Rocky Mountains......             1,830,557           112,900                ---         1,943,457             8.1%
Midwest..............             1,637,088               ---          4,416,910         6,053,998            25.3%
Southeast............             2,327,800         2,791,032                ---         5,118,832            21.3%
Northeast............               332,225               ---                ---           332,225             1.4%
Mid-Atlantic.........               864,782               ---                ---           864,782             3.6%
Canada...............                36,142               ---                ---            36,142              .2%

Totals...............           $15,082,340        $4,435,555         $4,416,910       $23,934,805           100.0%


As discussed earlier, during the prior year three month period, certain land projects were subject to percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $453,000 in sales, or $176,000 in operating profits, were deferred in the last year quarter.

During the current year three month period, several other land projects were the subject of percentage of completion accounting. Accordingly, $633,000 in sales, or $292,000 in operating profits were deferred.

Interest income increased 7% to $1.6 million for the three months ended December 29, 1996 compared to $1.5 million for the three months ended December 31, 1995. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                     Three Months Ended

                                                December 29,      December 31,
Interest income and other:                           1996              1995
Receivables held and servicing fees
   from whole-loan sales.....................     $1,202,414        $ 1,039,627
Securities retained in connection with REMIC
   financings including REMIC servicing fee...       351,735            324,841
Gain (loss) on REMIC transactions.............       (57,009)               ---
Cash and cash equivalents.....................        85,678            118,384
Totals........................................    $1,582,818         $1,482,852

The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                     Three Months Ended

                                                December 29,      December 31,
Average interest bearing assets                     1996              1995
Receivables ..................................   $35,486,908       $33,004,032
Securities retained in connection with REMIC
   financings .................................   10,913,651         9,995,108
Cash and cash equivalents......................    8,476,971         9,969,179
Totals.........................................  $54,877,530       $52,968,319

S,G&A expense totaled $12.5 million and $9.3 million for the three months ended December 29, 1996 and December 31, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased from 39% for the quarter last year to 47% for the current year quarter. The increase as a percentage of sales was largely the result of higher S,G&A expenses for the Resorts Division for the current year quarter as well as higher corporate overhead. The Company has invested in human resources and other infrastructure to support the anticipated long-term growth of the Resorts Division. Management expects that S,G&A for the Resorts Division will continue to be disproportionately high as a percentage of sales for the remainder of fiscal 1997.

The table to follow sets forth comparative S,G&A expense information for the periods indicated.

                             (Dollars in Thousands)

                      Three Months Ended December 29, 1996
                               Land(3)                Communities             Resorts(4)               Total
Sales of real             $16,151      100.0%      2,294      100.0%        8,033     100.0%    $26,478     100.0%
estate...

Field selling,
general and
administrative              9,359       31.7%        108        4.7%        5,214      64.9%     10,434      39.4%
expense (1)..........

                             (Dollars in Thousands)

                      Three Months Ended December 31, 1995
                                Land                  Communities             Resorts               Total
Sales of real              $15,082      100.0%     $4,436      100.0%    $4,417     100.0%    $23,935     100.0%
estate...

Field selling,
general and
administrative               4,570       30.3%        781       17.6%     2,440      55.2%      7,791      32.5%
expense (1)..........

(1) Corporate general and administrative expenses of $2.1 million and $1.5 million for the three months ended December 29, 1996 and December 31, 1995, respectively, have been excluded from the table.

Interest expense totaled $1.4 million and $1.3 million for the three months ended December 29, 1996 and December 31, 1995, respectively. The 14% increase in interest expense for the current period was primarily attributable to an increase in the average outstanding receivable-backed notes payable and lines of credit and other notes payable. The increase in interest on such indebtedness was partially offset by more interest capitalized to inventory. The Company capitalized interest totaling $654,000 during the three months last year, compared to $755,000 for the three months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sell-out periods. The effective cost of borrowing (including other financing costs and capitalized interest) was 10.4% and 11.1% for the current year and prior year quarters, respectively. The table set forth below outlines the components of interest expense for the periods indicated.

                                                       Three Months Ended

                                                 December 29,      December 31,
Interest expense on:                                 1996              1995
Receivable-backed notes payable............      $  480,518       $  365,852
Lines of credit and notes payable..........         756,156          525,808
8.25% convertible subordinated debentures...        716,492          716,492
Other financing costs.......................        246,997          309,730
Capitalization of interest..................       (754,987)        (654,039)
Totals......................................     $1,445,176       $1,263,843

The table to follow sets forth the average indebtedness for the periods indicated.

                                                     Three Months Ended

                                                December 29,      December 31,
Average indebtedness                                 1996              1995
Receivable-backed notes payable...............  $18,855,291      $14,139,208
Lines of credit and notes payable.............   30,840,854       19,841,811
8.25% convertible subordinated debentures.....   34,739,000       34,739,000
Totals........................................  $84,435,145      $68,720,019

The Company recorded provisions for loan losses totaling $270,000 for the three months ended December 29, 1996 in addition to a provision of $82,000 for real estate taxes and other costs associated with delinquent customers. During the three months ended December 31, 1995, the Company recorded provisions for loan losses of $68,000 in addition to a provision of $52,000 for real estate taxes and other costs associated with delinquent customers. During the three months ended December 29, 1996 and December 31, 1995, the Company charged-off $233,000 and $120,000, respectively, to its reserve for loan losses. An additional $73,000 and $103,000 was charged-off against the reserve for advanced real estate taxes and other costs for the three months ended December 29, 1996 and December 31, 1995. The Company's internal financing does not require customers to escrow real estate taxes.

Income (loss) from consolidated operations was $(15,000) and $1.6 million for the three months ended December 29, 1996 and December 31, 1995, respectively. The reduction for the current quarter was primarily the result of higher S,G&A expenses under the Resort Division, higher corporate general and administrative expense, lower gross margins under the Land Division and higher provisions for loan losses.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the three months ended December 29, 1996 and December 31, 1995 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of pre-tax income for the quarters ended December 29, 1996 and December 31, 1995.

Net income was $20,000 and $985,000 for the three months ended December 29, 1996 and December 31, 1995, respectively. As discussed earlier, the reduction for the current quarter was primarily the result of higher S,G&A expenses under the Resort Division, higher corporate general and administrative expense, lower gross margins under the Land Division and higher provisions for loan losses.

Results of Operations.

Nine Months Ended - December 29, 1996

The following tables set forth selected financial data for the business units comprising the consolidated operations of the Company for the nine months ended December 29, 1996 and December 31, 1995.

                             (Dollars in Thousands)

                       Nine Months Ended December 29, 1996
                                Land                Communities               Resorts(3)               Total
Sales of real             $54,604      100.0%    $ 6,303      100.0%      $20,805     100.0%      $81,712     100.0%
estate...
Cost of real estate
sold.................      28,983       53.1%      6,046       95.9%        6,355      30.5%       41,384      50.6%
Gross profit.........      25,621       46.9%        257        4.1%       14,450      69.5%       40,328      49.4%

Field selling,
general and
administrative             17,167       31.4%        815       12.9%       13,563      65.2%       31,545      38.5%
expense (1)..........
Field operating
profit (loss) (2)....     $ 8,454       15.5%   $(  558)    (  8.8)%     $    887       4.3%      $ 8,783      10.8%


                             (Dollars in Thousands)

                       Nine Months Ended December 31, 1995
                                 Land(3)              Communities              Resorts (4)             Total
Sales of real             $60,148      100.0%    $11,814      100.0%        $9,871    100.0%     $81,834     100.0%
estate...
Cost of real estate
sold.................      28,994       48.2%     10,282       87.0%         3,268     33.1%      42,545      52.0%
Gross profit.........      31,154       51.8%      1,532       13.0%         6,603     66.9%      39,289      48.0%
Field selling,
general and
administrative             18,180       30.2%      2,190       18.5%         5,889     59.7%      26,259      32.1%
expense (1)..........
Field operating
profit (loss) (2)....     $12,974       21.6%     $ (658)      (5.5)%       $  714      7.2%     $13,030      15.9%



(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

(3) During the nine months ended December 31, 1995, many land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $4.4 million of previously deferred sales, or $2.0 million in operating profits, were recognized during the nine months ended December 31, 1995.

     During the nine months ended December 29, 1996, several land projects were the subject of percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $1.1 million in sales, or $596,000 in operating profits, were deferred during the nine months ended December 29, 1996. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.

(4) The Resort Division had $538,000 and $328,000 in sales deferred under the percentage of completion method of accounting during the nine months ended December 29, 1996 and December 31, 1995, respectively. Operating profits associated with the current nine month deferred sales totaled $219,000. Operating profits deferred during the prior year nine month period were not material. See Contracts Receivable and Revenue Recognition under Note 2 to the Consolidated Financial Statements included under Part I, Item 1.


Consolidated sales of real estate for the nine months ended December 29, 1996 were $81.7 million compared to $81.8 million for the nine months ended December 31, 1995. The discussion and tables to follow set forth additional information on the business units comprising the consolidated operating results.

Land Division

During the nine months ended December 29, 1996 and December 31, 1995, land sales contributed $54.6 million or 67% and $60.1 million or 74%, respectively, of the Company's total consolidated revenues from the sale of real estate.

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

                                                         Nine Months Ended

                                                   December 29,     December 31,
                                                       1996             1995

Number of parcels sold......................           1,498             1,618


Average sales price per parcel..............         $37,207           $34,619


Average  sales price per parcel
excluding a large  acreage  sale
in each of the Rocky  Mountains
and Southeast regions in the 1995
period and excluding a large acreage
sale in each the Rocky Mountain
region and West as well as two large
acreage sales in the Northeast
in the 1996 period...........................        $35,988           $32,837

Gross margin.................................            47%               52%


The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                       Nine Months Ended

                        December 29, 1996            December 31, 1995

                                     Average                       Average
                    Number of     Sales Price      Number of     Sales Price
Geographic Region  Parcels Sold    Per Parcel     Parcels Sold    Per Parcel
Southwest.........    822           $ 37,378          733          $ 37,475
Rocky Mountains.      175           $ 41,163          202          $ 49,339
Midwest...........    137           $ 24,550          222          $ 31,201
Southeast.........    178           $ 35,375          170          $ 37,007
West..............     20           $149,425          ---               ---
Northeast.........     40           $ 22,807           96          $ 12,727
Mid-Atlantic......    123           $ 34,274          180          $ 22,021
Canada............      3           $ 10,545           15          $ 11,674
Totals............  1,498           $ 37,207        1,618          $ 34,619

The number of parcels sold in the Southwest increased during the current nine month period due to more sales made from the Company's Houston, Texas and Dallas, Texas projects than during the prior year quarter. The increase in sales from these markets in the current nine month period was partially offset by lower sales from San Antonio, Texas properties.

The number of parcels sold in the Rocky Mountains region decreased during the current period due to fewer sales from the Company's Colorado properties, partially offset by more sales in Idaho and Montana. The average sales price per parcel in the Rocky Mountains region was affected by bulk sales in both the current and prior year nine month periods. During the current year there was a bulk sale in Colorado representing 2,600 acres. The bulk sale totaled $705,000 and yielded a gross margin of 40%. There also was a bulk sale in Idaho during the current period totaling $525,000 and constituting 36 acres. The average sales price per parcel for the current year, excluding the bulk sales, was $34,529. The average sales price per parcel for the prior year was affected by a $2.5 million bulk sale constituting approximately 8,300 acres in Colorado. The average sales price for the prior year, excluding the bulk sale, was $37,146. The reduction in the average sales price from $37,146 for the prior year to $34,529 for the current year was primarily attributable to a greater number of smaller acreage Colorado parcel sales which maintained lower average sales prices in the current period versus the comparable period last year. In addition, the current inventory mix in Colorado consists of properties with lower average retail prices.

The number of parcels sold in the Midwest decreased during the current period due to a shortage of inventory in Tennessee. The Company acquired a Tennessee property in January, 1997 and has paid deposits to purchase on two additional properties. No assurances can be given that the two properties under contract will be acquired.

In the Southeast, the Company sold a slightly greater number of less expensive parcels from both its North Carolina and South Carolina properties during the current period than in the prior year quarter.

In the West, the Company sold 19 parcels from its Arizona property on a retail basis and one large acreage parcel representing 210 acres for $462,000. The Company acquired the acreage outside of Prescott in fiscal 1996 and sales commenced in the fourth quarter of last year.

The Company continues to liquidate its land inventory in the Northeast, Canada and certain parts of the Mid-Atlantic region. Furthermore, during the current year second and third quarter the Company sold large northeastern bulk parcels for $315,000. The Company has reduced its presence in these areas in response to economic conditions and reduced consumer demand. See discussion of provisions for losses later herein.

The decrease in the average gross margin for the Land Division from 52% last year to 47% for the current nine month period was attributable to (i) more sales from the Company's Arizona property which yielded an average gross margin of 41% and (ii) less sales from Tennessee properties which historically have yielded gross margins in excess of 55%.

The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin.

The sale of certain inventory acquired prior to the formation of the Investment Committee and sales of inventory reacquired through foreclosure or deed in lieu of foreclosure will continue to adversely affect overall gross margins. Specifically, the Company anticipates little or no gross margin on the sale of the remaining $520,000 of net inventory in the Northeast. In addition, sales of inventory which was subject to cost over-runs (which includes certain properties located in Arizona, Idaho, Montana and New Mexico) will adversely affect overall gross margins. No assurances can be given that the Company can maintain historical or anticipated gross margins. In addition, during the first quarter ended June 30, 1996, the Company recorded provisions for the write-down of certain land inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

Resorts Division

During the nine months ended December 29, 1996 and December 31, 1995, sales of timeshare intervals contributed $20.8 million or 25% and $9.9 million or 12%, respectively, of the Company's total consolidated revenues from the sale of real estate.

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


                                                        Nine Months Ended

                                                   December 29,     December 31,
                                                       1996             1995

Number of intervals sold.........................     2,579             1,340


Average sales price per interval.................    $8,342            $7,611

Gross margin.....................................       70%               67%


The number of timeshare intervals sold increased to 2,579 for the current period compared to 1,340 for the comparable period of the previous fiscal year. During the prior year, 1,088 interval sales were generated from the Company's first resort in Gatlinburg, Tennessee and an additional 252 intervals were sold from the Pigeon Forge, Tennessee project. During the current year quarter, 1,191 intervals were sold from the Gatlinburg resort, an additional 794 intervals were sold from the Company's second resort in neighboring Pigeon Forge, Tennessee and 594 intervals were sold from the Company's resort in Myrtle Beach, South Carolina. Sales of the Myrtle Beach resort commenced in the fourth quarter last year.

Gross margins on interval sales increased from 67% for the nine months of last year to 70% for the current year. During the current nine month period, gross margins from the Company's resorts in Gatlinburg, Pigeon Forge and Myrtle Beach were 70%, 71% and 72%, respectively. During the prior year period, gross margins from the Company's resorts in Gatlinburg and Pigeon Forge were 66% and 73%, respectively. The improvement in gross margins from the Company's Gatlinburg, Tennessee resort was attributable to increases to the retail selling prices partially offset by cost over-runs incurred on certain unit construction and amenities of the project. Gross margins for Pigeon Forge were adversely impacted during the current year by additional development costs. The increase in the average sales price in the current year is primarily attributable to an increase in retail sales prices at the Company's Gatlinburg, Tennessee resort along with the addition of the Myrtle Beach resort which maintains average sales prices comparable to the Gatlinburg resort.

Communities Division

During the nine months ended December 29, 1996, the Company's Communities Division contributed $6.3 million in sales revenue, or approximately 8% of total consolidated revenues from the sale of real estate. During the nine months ended December 31, 1995, the Communities Division generated $11.8 million in sales revenue, or approximately 14% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.


                                                       Nine Months Ended

                                                 December 29,     December 31,
                                                     1996             1995

Number of homes/lots sold..................           94               149
Average sales price........................       44,546           $79,289

Gross margin...............................           4%               13%

The reduction in the average sales price was primarily attributable to a fewer number of site-built homes in the current year. The $6.3 million in current year sales was comprised of 51 manufactured homes with an average sales price of $79,790, an additional 4 site-built homes with an average sales price of $114,817, 36 sales of lots at an average sales price of $24,049 and three bulk sales for an aggregate of $688,000. The $11.8 million in prior year sales was comprised of 89 manufactured homes with an average sales price of $74,119, an additional 19 site-built homes with an average sales price of $200,941, 40 sales of lots-only at an average sales price of $21,732 and one larger acreage Southwestern bulk lot sale for $530,320. During the nine months ended December 29, 1996, the Company recorded provisions for the write-down of certain communities related inventories. See Note 5 under Part I, Item 1 and discussion of provision for losses later herein.

The tables set forth below outline sales by geographic region and division for the nine months ended on the dates indicated.

                                                         Nine Months Ended December 29, 1996
Geographic Region                   Land           Communities          Resorts             Total             %
Southwest............           $30,476,999       $    157,000        $      ---       $30,633,999           37.5%
Rocky Mountains......             7,203,522            154,750               ---         7,358,272            9.0%
Midwest..............             3,363,355                ---        16,178,596        19,541,951           23.9%
Southeast............             6,296,803          5,991,291         4,626,094        16,914,188           20.7%
West.................             2,590,081                ---               ---         2,590,081            3.1%
Northeast............               912,282                ---               ---           912,282            1.1%
Mid-Atlantic.........             3,729,012                ---               ---         3,729,012            4.6%
Canada...............                31,634                ---               ---            31,634             .1%

Totals...............           $54,603,688         $6,303,041       $20,804,690       $81,711,419          100.0%

                                                    Nine Months Ended December 31, 1995
Geographic Region                   Land           Communities          Resorts             Total             %
Southwest............          $30,135,056        $ 2,573,405       $       ---       $32,708,461            39.9%
Rocky Mountains......            9,966,520            397,317               ---        10,363,837            12.7%
Midwest..............            7,739,757                ---         9,871,343        17,611,100            21.5%
Southeast............            6,626,649          8,843,326               ---        15,469,975            18.9%
Northeast............            1,221,765                ---               ---         1,221,765             1.5%
Mid-Atlantic.........            4,283,630                ---               ---         4,283,630             5.3%
Canada...............              175,114                ---               ---           175,114              .2%

Totals...............          $60,148,491        $11,814,048        $9,871,343       $81,833,882           100.0%


As discussed earlier, during the prior year nine month period, many land projects which had previously been the subject of percentage of completion accounting were substantially completed. Accordingly, $4.4 million of previously deferred sales, or $2.0 million in operating profits, were recognized last year.

During the current year nine month period, several other land projects were the subject of percentage of completion accounting since substantially all development with respect to such projects was not completed. Accordingly, $1.1 million in sales, or $596,000 in operating profits, were deferred.

Interest income decreased 22% to $4.6 million for the nine months ended December 29, 1996 compared to $5.8 million for the nine months ended December 31, 1995. The prior year nine month figure included a gain from a REMIC transaction of $1.1 million as discussed below. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                     Nine Months Ended

                                               December 29,      December 31,
Interest income and other:                         1996              1995

Receivables held and servicing fees
   from whole-loan sales......................  $3,383,994          $3,096,118
Securities retained in connection with REMIC
   financings including REMIC servicing fee...   1,021,083           1,262,665
Gain (loss) on REMIC transactions.............     (96,211)          1,119,572
Cash and cash equivalents.....................     268,187             368,726
Totals........................................  $4,577,053          $5,847,081

The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                     Nine Months Ended

                                                December 29,      December 31,
Average interest bearing assets                    1996              1995

Receivables .................................. $33,377,502        $32,763,153
Securities retained in connection with REMIC
   financings ................................  10,887,804         12,950,410
Cash and cash equivalents.....................   8,608,408         10,350,204
Totals........................................ $52,873,714        $56,063,767

S,G&A expense totaled $38.1 million and $31.4 million for the nine months ended December 29, 1996 and December 31, 1995, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses increased from 38% for the nine months last year to 47% for the current year nine month period. The increase as a percentage of sales was largely the result of higher S,G&A expenses for Resorts Division as well as higher corporate general and administrative expense. The Company has invested in human resources and other infrastructure to support the anticipated long-term growth of the Resorts Division. Management expects that S,G&A for the Resorts Division will continue to be disproportionately large as a percentage of sales for the remainder of fiscal 1997.

The table to follow sets forth comparative S,G&A expense information for the periods indicated.

                                                       (Dollars in Thousands)

                                                     Nine Months Ended December 29, 1996
                                Land                Communities               Resorts                   Total
Sales of real estate...   $54,604      100.0%     $6,303      100.0%      $20,805     100.0%      $81,712     100.0%

Field selling,
general and
administrative
expense (1).............   17,167       31.4%        815       12.9%       13,563      65.2%       31,545      38.5%

                                                      (Dollars in Thousands)

                                                  Nine Months Ended December 31, 1995
                                Land                   Communities             Resorts                   Total
Sales of real estate...     $60,148      100.0%    $11,814      100.0%     $9,871     100.0%      $81,834      100.0%

Field selling,
general and
administrative
expense (1)............      18,180       30.2%      2,190       18.5%      5,889      59.7%       26,259       32.1%

(1) Corporate general and administrative expenses of $6.5 million and $5.1 million for the nine months ended December 29, 1996 and December 31, 1995 have been excluded from the table.

Interest expense totaled $3.9 million and $5.1 million for the nine months ended December 29, 1996 and December 31, 1995, respectively. The 23% decrease in interest expense for the current period was primarily attributable to an increase in the amount of interest capitalized to inventory. The Company capitalized interest totaling $1.2 million during the nine months last year, compared to $2.3 million for the nine months this year. The increase in capitalized interest is the direct result of the Company acquiring certain inventory which requires significant development with longer sell-out periods. In addition to the favorable impact from increased capitalized interest, the average outstanding Receivable related indebtedness (and related interest expense) and other financing costs declined for the current nine month period from the comparable period last year. The lower average outstanding indebtedness was primarily attributable to the retirement of debt pursuant to the Company's 1996 REMIC transactions. However, the average outstanding lines of credit and notes payable increased resulting in higher interest expense during the current year period. See Note 6 to the Consolidated Financial Statements included under
Part I, Item 1. The effective cost of borrowing (including other financing costs and capitalized interest) was 10.3% and 12.5% for the nine months ended December 29, 1996 and December 31, 1995, respectively. The table set forth below outlines the components of interest expense for the periods indicated.

                                                        Nine Months Ended

                                                  December 29,      December 31,
Interest expense on:                                  1996              1995

Receivable-backed notes payable................... $ 1,315,310      $ 1,417,505
Lines of credit and notes payable.................   2,005,228        1,713,969
8.25% convertible subordinated debentures.........   2,149,476        2,149,476
Other financing costs.............................     701,513          982,095
Capitalization of interest........................  (2,255,437)      (1,151,357)
Totals............................................   3,918,086      $ 5,111,688

The table to follow sets forth the average indebtedness for the periods indicated.

                                                       Nine Months Ended

                                                  December 29,      December 31,
Average indebtedness                                  1996              1995

Receivable-backed notes payable................... $17,088,872      $18,260,933
Lines of credit and notes payable.................  28,197,597       21,559,358
8.25% convertible subordinated debentures.........  34,739,000       34,739,000
Totals............................................ $80,025,469      $66,570,133

During the first quarter of fiscal 1997, management changed its focus for marketing certain of its inventories. In conjunction with (i) a comprehensive internal review of inventories, (ii) an analysis of changing market and economic conditions and other factors affecting the salability and estimated fair value of such assets and (iii) certain personnel and administrative changes, management implemented a plan to accelerate the sale of certain inventories managed under the Communities Division and Land Division. These inventories are intended to be liquidated through a combination of bulk sales and retail sales at reduced prices. As a result, management has determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million to reflect the estimated fair value, net of costs to dispose. The $8.2 million in provisions for the nine months ended December 29, 1996 includes $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Although no assurances can be given, the inventories subject to write-down are expected to be fully liquidated within the next 21 months.

The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects have been slow-moving and yielding low gross profits and little to no operating profits. Therefore, the Company has adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of these assets and has reduced retail selling prices of certain home/lot packages to increase sales activity. During the quarter ending December 29, 1996, approximately one-third of the remaining lots at one of the North Carolina developments were sold in bulk transactions yielding $688,000 in sales. As previously disclosed, the Company plans to terminate its Communities Division.

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

The Company recorded provisions for loan losses totaling $651,000 for the nine months ended December 29, 1996 in addition to a provision of $249,000 for real estate taxes and other costs associated with delinquent customers. During the nine months ended December 31, 1995, the Company recorded provisions for loan losses of $448,000 in addition to a provision of $52,000 for real estate taxes and other costs associated with delinquent customers. During the nine months ended December 29, 1996 and December 31, 1995, the Company charged-off $580,000 and $409,000, respectively, to its reserve for loan losses. An additional $186,000 and $103,000 was charged-off against the reserve for advanced real estate taxes and other costs for the nine months ended December 29, 1996 and December 31, 1995. The Company's internal financing does not require customers to escrow real estate taxes.

Income (loss) from consolidated operations was $(6.2) million and $8.1 million for the nine months ended December 29, 1996 and December 31, 1995, respectively. The reduction for the current nine month period was primarily the result of higher S,G&A expenses and increased provisions for losses.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the nine months ended December 29, 1996 and December 31, 1995 was not material to the Company's results of operations.

The Company recorded a tax benefit of 41% of the pre-tax loss for the nine months ended December 29, 1996. The Company recorded a tax provision of 41% of pre-tax income for the nine months ended December 31, 1995.

Net income (loss) was $(3.5) million and $4.9 million for the nine months ended December 29, 1996 and December 31, 1995, respectively. As discussed earlier, the reduction for the current year was primarily the result of higher S,G&A expenses and increased provisions for losses.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None.

   (b)   Reports on Form 8-K

The Company filed a report on Form 8-K dated December 11, 1996 under item 5 which reported a private placement sale transaction. See Note 6 to the Consolidated Financial Statements included under Items I, Part 1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BLUEGREEN CORPORATION
                                  (Registrant)


Date:  February 12, 1997            By:      /S/ GEORGE F. DONOVAN
                                                 George F. Donovan
                                                 President and
                                                 Chief Executive Officer


Date:   February 12, 1997           By:      /S/ ALAN L. MURRAY
                                                 Alan L. Murray
                                                 Treasurer and Chief Financial
                                                 Officer
                                                 (Principal Financial Officer)


Date:   February 12, 1997           By:      /S/ MARYJO WIEGAND
                                                 MaryJo Wiegand
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)