Form 10-K
period 1997-03-30
BLUEGREEN CORP
filed 1997-06-25
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-K
(Mark One)
                              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                                        OF 1934 [FEE REQUIRED]

                                     For the fiscal year ended March 30, 1997
                                                        OR

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

Common Stock, $.01 par value                                 New York Stock Exchange, Pacific Stock Exchange
8.25% Convertible Subordinated Debentures ....due 2012       New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:  None.

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $60,962,843 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 13, 1997 ($3.625 per share). The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,601,871 shares of Common Stock, $.01 par value, outstanding as of June 13, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Company's 1997 Annual Report to Shareholders (the "Annual Report") are incorporated by reference into Part II and IV hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on July 30, 1997 (the "Proxy Statement") are incorporated by reference into Part
III hereof.


                                               BLUEGREEN CORPORATION
                                        INDEX TO ANNUAL REPORT ON FORM 10-K

                                   PART I PAGE
Item 1. BUSINESS
                  Summary..................................................    1
                  Acquisition of Inventory ................................    3
                  Marketing and Sale of Inventory..........................    6
                  Customer Financing.......................................   10
                  Loan Underwriting........................................   11
                  Collection Policies......................................   12
                  Sales of Receivables/Pledging of Receivables.............   13
                  Receivables Servicing....................................   14
                  Customer Service.........................................   14
                  Regulation...............................................   14
                  Competition..............................................   15
                  Personnel................................................   15
                  Executive Officers of the Company........................   15

Item 2. PROPERTIES.........................................................   16

Item 3. LEGAL PROCEEDINGS..................................................   16

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   17

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                  ......................................   17


Item 6.  SELECTED FINANCIAL DATA...........................................   17

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.........................................   17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   17

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE..........................................   17

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   17

Item 11.
EXECUTIVE COMPENSATION.....................................................   18

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   18

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   18

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..   18

Signatures.................................................................   20

Exhibit Index..............................................................   21

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

The Land Division is segregated into two broad property types offered for sale to prospective customers: (i) land intended for residential use and (ii) land intended for general recreational use. Land intended for residential use is fully improved and generally includes provisions for water, electricity and telephone as well as the construction of access roads leading to the subdivided lots. General recreational property is typically used for hunting, fishing and camping or as a potential homesite in the longer-term.

The Company's Resorts Division, introduced in 1994, is responsible for the development and operation of timeshare properties which are located in popular, regional family vacation destinations. The Division is also responsible for the marketing and sale of timeshare interests in its resorts, generally through one week vacation ownership intervals.

Under the Company's Communities Division, factory-built manufactured home and lot packages are marketed in a North Carolina development. In addition, residential lots from two other projects in North Carolina and a project in Orlando, Florida are being developed and sold. The North Carolina land inventories were acquired prior to the formation of the investment committee. (defined below). Sales of the North Carolina inventories are expected to yield gross margins lower than those historically experienced under the Land Division. The Company is liquidating its current communities inventories through a combination of bulk sales and retail sales and the Company does not intend to expand its communities related activities beyond the projects currently being marketed.

The Company recorded provisions for the write-down of certain inventories totaling $8.2 million during the first quarter of fiscal 1997. See "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

The Company's Land, Resorts and Communities divisions accounted for 66% ($72.6 million), 25% ($27.4 million) and 9% ($9.7 million), respectively, of consolidated sales of real estate for fiscal 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1997 Annual Report.

All inventory acquisitions require the prior approval of the Company's investment committee, which consists of certain executive officers of the Company (the "Investment Committee"). The Company seeks to reduce its cash outlay and risks by making small downpayments when contracting to acquire properties and, in the case of the Land Division, by completing as many preparations for resale as possible before actually completing the purchase. The Company has historically acquired substantially all of the inventory it has placed under contract. The downpayment and any preliminary development costs are the only amounts at risk if the Company fails to complete a purchase. See "Acquisition of Inventory".

The Company seeks external sources of capital to fund its property acquisitions. Such sources generally consist of seller, bank or similar financial institution term financing. In addition, the Company has secured lines-of-credit for the acquisition and development of its inventories. See Management's Discussion and

Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report. The aggregate amount of inventory acquisition and development funded through term financing and lines-of-credit during fiscal 1997, 1996 and 1995 totaled $26.9 million or 29%, $12.4 million or 18% and $23.1 million or 32%, respectively.

The Company's continued growth depends upon obtaining outside sources of capital to finance new property purchases and development, fund operations, satisfy debt obligations and provide loans to purchasers of land parcels and timeshare vacation ownership intervals. In the past, the Company has funded its activities through various sources, including borrowings under secured and unsecured lines-of-credit, sales of notes receivables and the sale of debt and equity securities. These arrangements require the Company to comply with certain covenants and retain certain contingent liabilities. As of March 30, 1997, the Company had outstanding $34.7 million of 8.25% convertible subordinated debentures, $21.1 million in receivable-backed notes payable and $35.9 million in lines-of-credit and notes payable, with an aggregate weighted average interest rate on all such indebtedness of 9.0% at March 30, 1997. The Company anticipates that it will continue to require external sources of capital. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

The Company begins to market parcels under its Land Division as soon as practicable, with the sale of acquired properties typically being completed within 24 months from closing of the acquisition. The holding period may be extended in areas where the subdivision approval process is more complex or in certain larger projects. Land Division sales were $72.6 million, $84.9 million and $72.6 million for fiscal 1997, fiscal 1996 and 1995, respectively.

To minimize the risk associated with holding its timeshare inventory, the Resorts Division sells vacation ownership intervals during construction. Resorts Division sales were $27.4 million, $13.8 million and $5.9 million for fiscal 1997 1996 and 1995, respectively.

The Company seeks to minimize market exposure for inventory held by the Communities Division by limiting the number of factory-built homes that are purchased on a speculative basis. The Company attempts to obtain contracts for sales of homes prior to development. Communities Division sales were $9.7 million, $14.7 million and $13.4 million for fiscal 1997, 1996 and 1995, respectively.

For information on the Company's revenue recognition policy, see Note 1 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the 1997 Annual Report.

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. Sales of factory-built manufactured homes under the Communities Division are financed by third party lenders and, accordingly, the proceeds of such sales are received entirely in cash. The Company structures its sales and financing activities so that the purchase money mortgages arising from land sales and the contracts for deed from timeshare sales loans (the "Receivables") may be pledged or sold in separate financing transactions to provide liquidity for the Company. This liquidity allows the Company to continue to provide financing to its customers for the sale of land and vacation ownership intervals. During fiscal 1997, 1996 and 1995, the Company financed 30%, 26% and 24%, respectively, of its aggregate sales of real estate which closed during the applicable period and received cash for the remaining amounts. See "Customer Financing" and Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the Company's 1997 Annual Report.

The Receivables originated by the Company are typically pledged to financial institutions or sold in private placement transactions. In recent years, private placement Real Estate Mortgage Investment Conduit ("REMIC") financings have provided substantial capital resources to the Company. To date, REMIC transactions have included land receivables. In these transactions, (i) the Company sells or otherwise absolutely transfers a pool of mortgage loans to a newly-formed special purpose subsidiary, (ii) the subsidiary sells the mortgage loans to a trust in exchange for certificates representing the entire beneficial ownership in the trust and (iii) the subsidiary sells one or more senior classes of the certificates to an institutional investor in a private placement and retains the remaining certificates, which remaining certificates are subordinated to the senior classes. See Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

At March 30, 1997, the Company had 453 full-time and 45 part-time employees. The Company's executive offices are located at 5295 Town Center Road, Boca Raton, Florida 33486. Its telephone number at such address is (561) 361-2700.

The Company's common stock is listed on the New York Stock Exchange and on the Pacific Stock Exchange under the symbol "BXG." The Company's 8.25% convertible subordinated debentures due 2012 are also listed on the NYSE.

Acquisition of Inventory

In order to provide centralized and uniform controls on the type, location and amount of inventory that the Company acquires, all inventory acquisitions have required the approval of the Investment Committee since 1989. The Investment Committee is comprised of George F. Donovan, President and Chief Executive Officer; Daniel C. Koscher, Senior Vice President, Land Division; L. Nicholas Gray, Senior Vice President, Resorts Division and Patrick E. Rondeau, Vice President, Director of Legal Affairs and Clerk. The Investment Committee reviews each proposed acquisition to determine whether the property meets certain criteria. The Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. Since the establishment of the Investment Committee, sales of property approved by it have generally resulted in average gross margins of at least 55%. No assurances can be given that future sales of property approved by the Investment Committee will yield comparable gross margins. Prior to the formation of the Investment Committee, the determination of whether to buy most properties was typically made by the Company's regional managers, together with one or more members of the Company's senior management.

Land Division

The Land Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located within one to three hours of a major city, (ii) is suitable for subdivision, (iii) maintains attractive topographical features and (iv) will result in an acceptable profit margin and cash flow to the Company based upon anticipated resale value. Properties are generally subdivided for resale into parcels ranging in size from one to 35 acres. In fiscal 1997, the Company acquired 19,254 acres in 23 separate transactions for a total purchase price of $29.7 million, or $1,541 per acre. These properties ranged in size from seven to 4,454 acres. Seller, bank or similar financial institution financing of $15.0 million, or 51% of the $29.7 million total purchase price, was obtained.

The Land  Division has several  specialists  who assist  regional  management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company is generally in a favorable position to learn of available inventory. The Company's objective is to develop strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, the Company occasionally places advertisements in local and national newspapers indicating an interest in acquiring land. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities.

Once an appropriate property is located, the Company begins performing due diligence procedures and enters into a purchase agreement with the seller. It is generally the Company's policy to advance only a small downpayment of 1% - 3% of the purchase price when signing a contract to acquire inventory and to limit the liquidated damages associated with such contracts to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until regulatory approvals for the subdivision and sale of at least the initial phase of the project have been obtained. While local approvals are being sought, the Company will, in certain instances, engage in test marketing of the subdivided parcels and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempt to pre-sell parcels, subject to closing its purchase of the property. When the necessary regulatory approvals have been received, the closing on the property occurs and the Company obtains title. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled historically.

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

Resorts Division

The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies or financial institutions with which the Company has established business relationships. To date, all resorts have been purpose-built for timesharing use. The Company's Resorts Division employs due diligence procedures similar to those used by the Land Division in acquiring property for future resorts. A full property review, including an environmental assessment, is presented to the Investment Committee for approval prior to purchase. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing attractions to determine the availability of a variety of recreational opportunities for prospective purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) supply versus demand ratios for vacation intervals in the particular market, (ii) alternative lodging establishments in the relevent market, (iii) barriers to entry that would limit competition and (iv) the market's growth as a vacation destination. While the Company's Land Division inventory is expected to turn frequently, the Company anticipates that each of its timeshare resorts will generally have a sell-out term of about seven years.

During the year ended March 30, 1997, the Company acquired 8 acres located in Gatlinburg, Tennessee in two separate transactions for an aggregate purchase price of $100,000. The acreage purchased is contiguous with the Company's Mountainloft project and will be used for additional unit development.

Communities Division

The land supporting the subdivisions managed under the Communities Division was acquired by the Company primarily in the late 1980's and comprises three properties in North Carolina and one property in Florida. The Company entered into the housing industry during fiscal 1994, primarily as a means to accelerate lot sales of these older projects. The Company does not intend to expand its communities related activities beyond the projects currently being marketed.

The Company's net inventory as of March 30, 1997 and March 31, 1996 summarized by division and classified by major geographic region is set forth in the tables to follow.

                                                       March 30, 1997
                           ------------------------------------------------------------------------

Geographic Region                   Land          Resorts(1)        Communities(2)        Total
Southeast............            $ 7,997,611       $15,028,592        $  5,685,074     $28,711,277
Midwest..............              8,050,969        12,495,034                 ---      20,546,003
Southwest............             19,959,473               ---                 ---      19,959,473
Rocky Mountains .....              7,533,939               ---                 ---       7,533,939
West ................              5,511,879               ---                 ---       5,511,879
Mid-Atlantic.........              4,015,647               ---                 ---       4,015,647
Northeast............                382,341               ---                 ---         382,341
Totals...............            $53,451,859       $27,523,626        $  5,685,074     $86,660,559


                                                         March 31, 1996
                           ------------------------------------------------------------------------

Geographic Region                   Land          Resorts(1)        Communities(2)        Total
Southeast............            $ 2,252,239       $ 5,189,815        $ 13,983,521     $21,425,575
Midwest..............              6,293,008        10,839,389                 ---      17,132,397
Southwest............             15,118,191               ---             142,790      15,260,981
Rocky Mountains .....              9,299,344               ---              50,800       9,350,144
West ................              5,923,972               ---                 ---       5,923,972
Mid-Atlantic.........              2,490,025               ---                 ---       2,490,025
Northeast............              1,982,895               ---                 ---       1,982,895
Canada...............                 29,025               ---                 ---          29,025
Totals...............            $43,388,699       $16,029,204        $ 14,177,111     $73,595,014


(1) Resorts Division inventory as of March 30, 1997, consists of land inventory of $5.4 million and $22.1 million of unit construction-in-progress. Resorts Division inventory as of March 31, 1996, consists of land inventory of $6.1 million and $9.9 million of unit construction-in-progress.

(2) Communities  Division  inventory  as of March  30,  1997,  consists  of land inventory of $1.5 million and $4.2 million of housing unit construction-in-progress. Communities Division inventory as of March 31, 1996, consists of land inventory of $10.5 million and $3.7 million of housing unit construction-in-progress.

The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. In addition, in its Land Division, the Company has (since 1996) committed more resources to fewer projects in locations where the Company has historically achieved strong operating results such as Texas (Southwest), North Carolina and South Carolina (Southeast), Tennessee (Midwest), Virginia (Mid-Atlantic) and Arizona (West).

The following table sets forth additional data with respect to each of the properties managed under the Resorts Division.

                       Mountainloft        Laurel Crest          Shore Crest        Harbour Lights     The Falls Village
Location               Galinburg, TN     Pigeon Forge, TN     Myrtle Beach, SC     Myrtle Beach, SC       Branson, MO
Date acquired              11/93               2/95                 9/95                 3/97                4/97
Number of units
  completed or
  under
  construction (1)          76                  28                   114                 ---                  12
Number of
  additional units
  planned (1)(2)            100                 160                  86                  240                  200
Average interval
  selling price
  through
  March 30, 1997          $7,800              $8,000               $10,000               ---                  ---
Number of
  intervals sold
  through
  March 30, 1997           3,777               1,460                 775                 ---                  ---


(1) The number of units completed, under construction or planned are intended to be sold in 52 weekly intervals.

(2) There can be no assurance that the Company will have the resources to complete all such planned units or that such units will be sold at favorable prices. See "Uses of Capital" under Management's Discussion and Analysis of Financial Condition which is incorporated by reference into
     Item 7, Part II herein from the 1997 Annual Report.

There are inherent risks associated with carrying increased levels of inventory. In the event that the market for real estate or the economy in general experiences a downturn in the Company's markets of operations, the Company's ability to sell inventory at current rates of sales could be materially adversely affected. If inventory is not sold as planned, the Company will incur additional carrying costs. For further information on the Company's inventory holdings, see "Uses of Capital" under Management's Discussion and Analysis of Financial Condition which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

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

The most widely used marketing technique is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property. The Company also advertises its land properties in local newspapers. A sales representative who is knowledgeable about the property answers each inquiry, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determine whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective customers inspect a property before purchasing. The Land Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. During fiscal 1997, the Land Division incurred $6.3 million in advertising expense, or 9% of the division's $72.6 million in sales.

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

                                                       Years Ended
                                      ------------------------------------------

                                           March 30,     March 31,      April 2,
                                             1997          1996           1995
Number of parcels sold...................   2,057          2,347          2,397

Average sales price per parcel........... $38,572        $34,856        $30,969

Gross margin (1).........................     45%            51%            57%


1) Gross margin is computed as the difference between the sales price and the related cost of inventory (including the cost of improvements, amenities and in certain cases capitalized interest), divided by the sales price. A charge of $3.4 million was recorded during 1997 for the write-down of certain inventories. See Note 4 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

Certain sales have been deferred under percentage of completion accounting. See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

The table to follow sets forth the number of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal years indicated.


                                                                  Years Ended
                        ------------------------------ -------------------------------- ----------------------------------
                                March 30, 1997                  March 31, 1996                    April 2, 1995
                                           Average                         Average                           Average
                           Number of     Sales Price     Number of       Sales Price      Number of        Sales Price
Geographic Region        Parcels Sold    Per Parcel    Parcels Sold      Per Parcel      Parcels Sold      Per Parcel

Southwest.........                1,131    $  39,719          1,117      $  37,489             1,107         $ 34,999
Southeast.........                  291    $  35,736            223      $  36,925               289         $ 28,311
Rocky Mountains.                    218    $  40,499            297      $  44,524               317         $ 28,740
West..............                   34    $ 147,816             19      $ 138,347               ---         $    ---
Mid-Atlantic......                  152    $  31,605            236      $  21,951               215         $ 23,136
Northeast.........                   53    $  20,982            106      $  12,472               113         $ 19,382
Canada............                    3    $  10,545             15      $  11,674                17         $ 10,160
Totals............                2,057    $  38,572          2,347      $  34,856             2,397         $ 30,969


For further information on sales attributable to the Company's Land Division, see "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

Resorts Division

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

In the marketing and sale of timeshare intervals, the Company generally targets family households in the middle income bracket who prefer outdoor recreational activities at destination locations. The Company's primary means of selling vacation ownership intervals is through an on-site sales presentation. The division employs various programs to reach its target market and generate prospects for these sales presentations including targeted mailings and direct mail mini-vacation invitations. The division provides hotel accommodations to prospective purchasers at reduced prices in exchange for their touring the timeshare resort. In addition, cross-marketing to current owners and referral sales are becoming more significant. Timeshare resorts are staffed with, among others, sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During fiscal 1997, total advertising expense for the Resorts Division was $7.6 million or 28% of the division's $27.4million in sales.

The attractiveness of vacation interval ownership has been enhanced significantly by the availability of exhange networks that allow interval owners to exchange the occupancy right in their vacation interval for a particular year, for an interval at another participating network resort at either the same or different time. The Company's resorts at March 30, 1997 qualify for exchange with Interval International, one of the largest exchange organizations.

The following table sets forth certain information for sales of intervals associated with the Company's Resorts Division for the periods indicated. Certain sales have been deferred under percentage of completion accounting. See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.


                                                    Years Ended
                                        ----------------------------------------


                                            March 30,     March 31,     April 2,
                                              1997          1996         1995
Number of intervals sold...........            3,195         1,865          952

Average sales price per interval...           $8,362        $7,325       $7,119

Gross margin (1)...................              71%           67%          62%

1) Gross margin is computed as the difference between the sales price and the related cost of inventory (including the cost of improvements, amenities and in certain cases capitalized interest), divided by the sales price.

For further information on sales attributable to the Company's Resorts Division, see "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

Communities Division

The Company entered into the housing industry during fiscal 1994, primarily as a means to accelerate lot sales of certain older projects in certain markets. Marketing of home and lot packages is accomplished primarily through a combination of print media, supplemented by television advertising. During fiscal 1997, total advertising expense for the division was $278,000 or 3% of the division's $9.7 million in sales. The Company works with its home purchasers in obtaining conventional bank financing through local institutions, and accordingly, all such sales are received in cash. The closing on a home sale typically occurs two to six months after payment of the deposit. Upon closing of a sale, the Company delivers a warranty deed and a recent survey of the property to the buyer. Title insurance is available at the purchaser's expense.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                       Years Ended
                                      ------------------------------------------

                                          March 30,     March 31,      April 2,
                                            1997          1996           1995
Number of homes/lots sold.......             146           206            133

Average sales price.............         $66,422       $71,546       $100,866

Gross margin (1)................              3%           10%            12%


1) Gross margin is computed as the difference between the sales price and the related cost of inventory (including the cost of improvements) divided by the sales price. A charge of $4.8 million was recorded during 1997 for the write-down of certain inventories managed under the Communities Division. See Note 4 to the Consolidated Financial Statements which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

For further information on sales attributable to the Company's Communities Division, see "Results of Operations" under Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

Total Sales

During fiscal 1997, sales attributable to the Company's Land, Resorts and Communities divisions was $72.6 million or 66%, $27.4 million or 25% and $9.7 million or 9%, respectively, of total consolidated revenues from sales of real estate.

The tables to follow set forth sales by geographic region and division for the years indicated.


                                                     Year Ended March 30, 1997
                          --------------------------------------------------------------------------------

Geographic Region               Land             Resorts        Communities          Total            %
Southwest............         $41,586,115      $       ---     $    157,000       $ 41,743,115      38.1%
Southeast............           8,299,410        7,682,005        9,363,246         25,344,661      23.1%
Midwest..............           3,970,953       19,743,566              ---         23,714,519      21.6%
Rocky Mountains .....           8,828,680              ---          154,750          8,983,430       8.2%
West.................           4,875,073              ---              ---          4,875,073       4.4%
Mid-Atlantic.........           3,917,096              ---              ---          3,917,096       3.6%
Northeast............           1,112,033              ---              ---          1,112,033       1.0%
Canada...............              31,634              ---              ---             31,634        .0%
Totals...............         $72,620,994      $27,425,571      $ 9,674,996       $109,721,561     100.0%


                                                     Year Ended March 31, 1996
                          --------------------------------------------------------------------------------

Geographic Region               Land             Resorts        Communities          Total            %
Southwest............         $43,457,483      $       ---      $ 2,734,570       $ 46,192,053      40.7%
Southeast............           8,569,869              ---       11,594,167         20,164,036      17.8%
Midwest..............           9,981,574       13,825,162              ---         23,806,736      21.0%
Rocky Mountains .....          13,223,744              ---          409,817         13,633,561      12.0%
West.................           2,628,600              ---              ---          2,628,600       2.3%
Mid-Atlantic.........           5,500,146              ---              ---          5,500,146       4.8%
Northeast............           1,321,982              ---              ---          1,321,982       1.2%
Canada...............             175,114              ---              ---            175,114        .2%
Totals...............         $84,858,512      $13,825,162      $14,738,554       $113,422,228     100.0%


                                                     Year Ended April 2, 1995
                          --------------------------------------------------------------------------------

Geographic Region               Land             Resorts        Communities          Total            %
Southwest............         $38,600,075      $       ---      $ 2,012,112      $ 40,612,187       44.2%
Southeast............           7,846,343              ---        7,881,426        15,727,769       17.1%
Midwest..............           8,297,375        5,886,427              ---        14,183,802       15.4%
Rocky Mountains .....          10,859,280              ---        3,521,637        14,380,917       15.6%
Mid-Atlantic.........           4,654,483              ---              ---         4,654,483        5.1%
Northeast............           2,190,110              ---              ---         2,190,110        2.4%
Canada...............             172,722              ---              ---           172,722         .2%
Totals...............         $72,620,388       $5,886,427      $13,415,175      $ 91,921,990      100.0%


Customer Financing

During fiscal 1997, 1996 and 1995, the Company financed 30%, 26% and 24%, respectively, of the aggregate purchase price of its sales of real estate to customers that closed during these periods and received cash for the remaining amounts. The increase in the percentage of sales financed by the Company from 1995 to 1997 is primarily attributable to an increase in timeshare sales over the same period. Timeshare sales accounted for 25% of consolidated sales of real estate during 1997, compared to 12% of consolidated sales during 1996 and 6% of sales during 1995. Almost all timeshare buyers finance with the Company (compared to 14% of land buyers in fiscal 1997).

The Company believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of land and vacation ownership intervals through a single source and because downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

Land Division

The Company offers financing of up to 90% of the purchase price to all purchasers of its properties who qualify for such financing. The term of repayment on the financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms and provide increased downpayments. Management believes such strategy has improved the quality of its notes receivable in recent years.
An average note receivable underwritten by the Company during fiscal 1996 and 1997 has a term of ten years. Most notes receivable bear interest at a fixed interest rate or variable rate tied to the prime lending rate and are secured by a first lien on the land. During fiscal 1997, 14% of land purchasers qualified for, and received, Company financing. Such purchasers made an average downpayment of 22% of the purchase price.

Resorts Division

The Company also offers financing of up to 90% of the purchase price to its timeshare purchasers. During fiscal 1997, 94% of timeshare purchasers elected to receive the Company's financing and provided an average downpayment of 15%. The average financing extended by the Company on a timeshare interval during fiscal 1996 and 1997 provides for a term of seven years and a fixed interest rate. At the closing, the Company and the purchaser execute a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser.

Total Loans

The weighted average interest rate on notes receivable was 13.3% and 12.4% at March 30, 1997 and March 31, 1996, respectively. The table below sets forth additional information relating to the Company's notes receivable.

                                                  March 30, 1997 March 31, 1996
Notes receivable secured by land ...............   $ 12,334,283    $ 26,243,222
Notes receivable secured by timeshare intervals.     23,501,163      11,667,049
Notes receivable, gross ........................     35,835,446      37,910,271
Reserve for loan losses.........................    ( 1,216,121)   (    896,469)
Notes receivable, net...........................   $ 34,619,325    $ 37,013,802

Approximately 69% of the Company's notes receivable secured by land bear interest at variable rates, while approximately 31% bear interest at fixed rates. The average interest rate charged on loans secured by land was 12.0% at March 30, 1997. All of the Company's timeshare loans bear interest at fixed rates. The average interest rate charged on loans secured by timeshare intervals was 15.7% at March 30, 1997.

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

Resorts Division

The Company also extends financing for timeshare sales. Timeshare financing is not subject to the same loan underwriting criteria established for Land Division loans. Customer financing on timeshare sales requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed and other closing documents between the Company and the customer. The Company encourages customers to make increased downpayments by offering a lower interest rate. In addition, customers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate. See "Collection Policies" below.

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

Resorts Division

Consistent with industry practice in the areas where the Company has operations, timeshare Receivables are documented by contracts for deed and the Company retains title to the unit until the obligation is paid in full. Accordingly, no foreclosure process is required in the event of a default. In the event that a contract for deed becomes delinquent 10 days, a reminder letter is mailed to the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent (and telephone contact commences). After an account is 45 days delinquent, the Company typically sends a third letter advising the customer that such customer has 15 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the borrower that he/she has 30 days to bring the account current or lose his/her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the purchaser that the contract for deed has been terminated. At such time, the timeshare interval can be resold to a new purchaser.

Total Receivables

At March 30, 1997, approximately 6% or $2.1 million of the aggregate $36.7 million principal amount of loans which were held by the Company or by third parties under sales transactions where the Company had a recourse liability, were more than 30 days past due. Of the $36.7 million principal amount of loans, $35.8 million were held by the Company, while approximately $840,000 were associated with programs under which the Company has a limited recourse liability. In most cases of limited recourse liability, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 31, 1996, approximately 7% or $2.8 million of the aggregate $39.2 million principal amount of loans which were held by the Company or by third parties under sales transactions where the Company had a recourse liability, were more than 30 days past due.

Reserve for loan losses as a percentage of period end notes receivable was 3.4% and 2.4% at March 30, 1997 and March 31, 1996, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of Receivables. The increase in the reserve for loan losses as a percent of period end loans is primarily the result of the portfolio consisting of more timeshare receivables where historical default rates exceed those on land receivables.

The table below sets forth activity in the reserve for estimated loan losses.


Reserve for loan losses, April 2, 1995.................         $1,089,652
Provision for losses...................................            344,718
Charge-offs............................................           (537,901)
Reserve for loan losses, March 31, 1996................            896,469
Provision for losses...................................          1,008,271
Charge-offs............................................           (688,619)
Reserve for loan losses, March 30, 1997................         $1,216,121

Sales of Receivables/Pledging of Receivables

Since 1986, the Company has sold or pledged substantially all of its Receivables originations, generally retaining the right and obligation to service the Receivables. In the case of land receivables, the Company typically transfers the Receivables to its special purpose finance subsidiaries, which in turn enter into institutional financing transactions or securitizations. The Receivables are typically sold with limited or no recourse. In the case of Receivables pledged, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible Receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. At March 30, 1997, the Company was subject to limited recourse requirements on approximately $840,000 of Receivables sold. The delinquency on such Receivables was immaterial at March 30, 1997. See "Sources of Capital" under Management's Discussion and Analysis of Financial Condition which is incorporated by reference into Item 7, Part II herein from the 1997 Annual Report.

As discussed above, private placement REMIC financings have provided substantial capital resources to the Company. Under the terms of these transactions, the Receivables are sold to a REMIC trust and the Company has no obligation to repurchase the Receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the Receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale. See Note 8 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the 1997 Annual Report.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such Receivables,
accounting  for  Receivables  principal  and  interest,   making  advances  when
required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide Receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the Receivables it originates and retains the obligation and right with respect to substantially all of the Receivables it sells (through REMICs). The Company typically receives an annual servicing fee of approximately
 .5% of the outstanding scheduled principal balance, which is deducted from payments received on substantially all of the Company's servicing portfolio. At March 30, 1997, the Receivables servicing portfolio, representing Receivables originated and sold, approximated $71.5 million.

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

Competition

The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business, some of which are larger and have greater financial resources than the Company. Competition may be generally smaller with respect to the Company's lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and governmental agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of land sales as evidenced by the low percentage of land sales internally financed during fiscal 1995 through fiscal 1997. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Personnel

As of March 30, 1997, the Company had 453 full-time and 45 part-time employees. Of the 498 employees, 82 were located at the Company's headquarters in Boca Raton, Florida and 416 were located in regional offices throughout the United States and Canada (the field personnel include 239 field employees supporting the Company's Land Division as follows: 4 land divisional presidents, 7 land regional and district managers, 123 land sales personnel, 14 land project managers, 10 land acquisition specialists and 81 land administrative and other support personnel. In addition, the Company employed 177 field employees supporting the Company's Resorts Division as follows: 4 timeshare divisional Presidents/regional directors, 100 timeshare sales personnel, 1 director of development and 72 timeshare administrative and other support personnel). None of the Company's employees are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.


     Name                  Age             Position
George F. Donovan           58      President and Chief Executive Officer
Daniel C. Koscher           39      Senior Vice President - Land Division
L. Nicholas Gray            50      Senior Vice President - Resorts Division
Patrick E. Rondeau          50      Senior Vice President, Director of Corporate Legal Affairs and Clerk
Allan J. Herz               37      Vice President and Director of Mortgage Operations
Joan A. McCormick           54      Vice President and Director of Management Information Systems
Susan J. Milanese           38      Vice President and Director of Human Resources
Mary Jo Wiegand             33      Vice President, Director of Investor Relations, Controller and Treasurer


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

Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Divisional Controller, Director of Accounting and Chief Accounting Officer. In 1990, Mr. Koscher was elected Vice President and in 1995 he became Director of Planning/Budgeting. In 1997, he became Senior Vice President, Land Division. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California as well as the State of Nevada as an audit agent. Mr. Koscher holds a B.B.A. in Accounting along with a M.B.A.

L. Nicholas Gray joined the Company in 1995 to oversee the Company's timeshare resorts operation and was named Senior Vice President in 1997. Mr. Gray has over 25 years of experience in the hospitality, timeshare and related resort industries. Mr. Gray served as Director of Development for Resort Condominium International, a timeshare exchange organization, from 1993 to 1994. Prior to that time, Mr. Gray was Executive Vice President and General Manager for resort developments of Thousand Trails from 1989 to 1991 and Fairfield Communities from 1979 to 1989.

Patrick E. Rondeau joined the Company in 1990 and was elected Vice President and Director of Corporate Legal Affairs. He became Clerk in 1993 and Senior Vice President in 1997. For more than five years prior to his employment with the Company, Mr. Rondeau was a senior partner of Freedmen, DeRosa & Rondeau, located in North Adams, Massachusetts, which firm serves as legal counsel to the Company on various matters. Mr. Rondeau holds a B.A. in Political Science along with a J.D.

Allan J. Herz joined the Company in 1992 and was named Director of Mortgage Operations in September, 1992. Mr. Herz was elected Vice President in 1993. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10 year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and a M.B.A.

Joan A. McCormick joined the Company in 1993 as its Director of Management Information Systems and was elected Vice President in February, 1995. Ms. McCormick has over 20 years of experience in information systems management in the real estate, hotel, banking and manufacturing fields. Prior to joining the Company, Ms. McCormick was Assistant Vice President MIS for Atlantic Gulf Communities Corporation. She has also held management positions with Arvida/JMB Partners Ltd., Southeast Banking Corporation and General Motors Corporation. She holds a B.A. in Business Administration.

Susan J. Milanese joined the Company in 1988. During her tenure, she has held various management positions in the Company including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds her B.B.A in Accounting.

Mary Jo Wiegand joined the Company in 1988. During her tenure, she has held various management positions within the accounting, finance and treasury departments, including managing external financial reporting. In 1995, she was elected Vice President, Director of Investor Relations and Controller. In 1997, she was named acting Treasurer. From 1985 to 1988, Ms. Wiegand was employed by Price Waterhouse. Ms. Wiegand holds a B.S. in Accounting.

John F. Chiste will be joining the Company in July, 1997 as Treasurer and Chief Financial Officer. From January, 1997 to June, 1997, Mr. Chistee was employed by Compscript, Inc. From December, 1992 to January, 1997, he served as the Chief Financial Officer, Secretary and Treasurer of Computer Integration Corporation, a publicly held distribution company which provides information products and services to corporations nation wide. From 1983 through 1992, Mr. Chiste practiced as a Certified Public Accountant with Ernst & Young, LLP.

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

Item 2.  PROPERTIES.

The Company's principal executive office is located in Boca Raton, Florida in approximately 17,000 square feet of leased space. On March 30, 1997, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern, Rocky Mountain and Western regions of the United States as well as the Province of Ontario, Canada.

Item 3.  LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the above are incidental to its business. See
Note 10 to the Consolidated Financial Statements which are incorporated by reference into Item 8, Part II herein from the 1997 Annual Report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The information provided on page 15 of the 1997 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

The information provided on page 17 of the 1997 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 - 33 of the 1997 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and report of independent certified public accountants on pages 35 - 48 of the 1997 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For  information  with  respect  to  the  Company's   Directors,   see  the
information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Seven and Election of Named Directors" and "Certain Transactions and Other Information" in the Proxy Statement, which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

The present members of the Board of Directors of the Company are:

Joseph C. Abeles, Private Investor
George F. Donovan, President and Chief Executive Officer, Bluegreen Corporation Ralph A. Foote, Esq., Senior Partner, Conley & Foote
Frederick M. Myers, Esq., Senior Partner, Cain, Hibbard, Myers & Cook
J. Larry Rutherford, President and Chief Executive Officer, Atlantic Gulf Communities Corporation
Stuart A. Shikiar, President, Shikiar Asset Management Inc.
Bradford T. Whitmore, General Partner, Grace Brothers, Ltd.

Section 16 Compliance

The information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

The information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Seven and Election of Named Directors," "Board of Directors and its Committees," "Compensation Committee Report on Executive Compensation", "Compensation of Chief Executive Officer", "Executive Compensation" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          (a) The information provided under the heading "Proposals 1 and 2 - Fixing of Number of Directors at Seven and Election of Named Directors" in the Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)  The  information  provided  under the  headings  "Proposals  1 and 2 -
          Fixing of Number of Directors at Seven and Election of Named Directors," "Executive Compensation" and "Certain Transactions and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

                                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

     1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the 1997 Annual Report on pages 35 - 48 are incorporated by reference into Item 8 hereof:
                                                                           Page

Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996          35


Consolidated Statements of Operations for each of the three years in the period
    ended March 30, 1997                                                     36


Consolidated Statements of Shareholders' Equity for each of the three years
    in the period ended March 30, 1997                                       37

Consolidated Statements of Cash Flows for each of the three years in the period
    ended March 30, 1997                                                38 - 39

Notes to Consolidated Financial Statements                              40 - 47

Report of Independent Certified Public Accountants                           48


    2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3)  List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 21 - 24 hereof.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits.

See (a)(3) above.

(d)  Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BLUEGREEN CORPORATION
                                                   (Registrant)

Date:  June 25, 1997  By:  /s/ GEORGE F. DONOVAN
                            George F. Donovan, President and Chief Executive Officer


Date:  June 25, 1997  By:  /s/ MARY JO WIEGAND
                            Mary Jo Wiegand,
                            Vice President, Director of Investor Relations, Treasurer and Controller
                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of June, 1997.

           Signature                                 Title

/s/ GEORGE F. DONOVAN           President, Chief Executive Officer and Director
George F. Donovan

/s/ MARY JO WIEGAND             Vice President, Director of Investor Relations,
 Mary Jo Wiegand                Treasurer and Controller
                                (Principal Accounting Officer)

/s/ JOSEPH C. ABELES             Director
Joseph C. Abeles

/s/ RALPH A. FOOTE               Director
Ralph A. Foote

/s/ FREDERICK M. MYERS           Director
Frederick M. Myers

/s/ J. LARRY RUTHERFORD          Director
J. Larry Rutherford

/s/ STUART A. SHIKIAR            Director
Stuart A. Shikiar

/s/ BRADFORD T. WHITMORE         Director
Bradford T. Whitmore



Number                         Description                                        Page
3.1  Restated Articles of Organization, as amended (incorporated by reference to exhibit  of same  designation  to  Annual  Report on Form 10-K for the year ended March 31, 1996).
3.2  Restated and amended By-laws of the Registrant  (incorporated  by reference to  exhibit  3.3 to Annual  Report on Form 10-K for the  fiscal  year ended
     April 2, 1995).
4.4  Specimen of Common Stock Certificate  (incorporated by reference to exhibit of same  designation  to  Registration  Statement  on Form  S-1,  File  No.
     33-13076).
4.6  Form of Indenture  dated as of May 15, 1987 relating to the Company's 8.25%
     Convertible  Subordinated  Debentures Due 2012, including Form of Debenture
     (incorporated  by reference to exhibit of same  designation to Registration
     Statement on Form S-1, File No. 33-13753).
10.24Form of Agreement  dated June 27, 1989 between the  Registrant  and Peoples
     Heritage  Savings  Bank  relating  to sale  of  mortgage  notes  receivable
     (incorporated  by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).
10.47Amended  and  Restated  Loan  and  Security  Agreement  entered  into as of
     January  9, 1990 by  Patten  Receivables  Finance  Corporation  VI,  Finova
     Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the
     Registrant  as  Guarantor  (incorporated  by  reference  to exhibit of same designation  to Annual  Report on Form 10-K for the fiscal year ended April
     1, 1990).
10.53Modification  dated July 16, 1990 of Amended and Restated Loan and Security
     Agreement entered into as of January 9, 1990 by Patten Receivables  Finance
     Corporation  VI, Finova  Capital  Corporation  (fka  Greyhound  Real Estate
     Finance  Corporation)  and the  Registrant  as Guarantor  (incorporated  by reference to exhibit of same  designation to Annual Report on Form 10-K for the fiscal year ended April 1, 1990).
10.58Amendment  No. 2 dated March 23, 1991 to the Amended and Restated  Loan and
     Security   Agreement  entered  into  as  of  January  9,  1990,  by  Patten
     Receivables   Finance  Corporation  VI,  Finova  Capital  Corporation  (fka
     Greyhound Real Estate Finance  Corporation) and The Registrant as Guarantor
     (incorporated  by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
10.59Amendment  No. 3 dated  November 21, 1991 to Amended and Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.100 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.60Amendment  No. 4 dated  January 30, 1992 to Amended and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.101 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.61Amendment  No. 5 dated  October,  1992 to  Amended  and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.102 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.62Amendment  No.  6 dated  May 12,  1993 to  Amended  and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.88 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.63Amendment  No. 7 dated  February 18, 1994 to Amended and Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.89 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).


10.64Amendment  No. 8 dated  March 25,  1994 to Amended  and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.103 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.65Amendment  No. 9 dated  June 29,  1994 to  Amended  and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by  reference  to exhibit  10.91 to  Quarterly  Report on Form 10-Q for the period ended September 25, 1994).
10.66Amendment  No. 10 dated  December 14, 1994 to Amended and Restated Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.94 to Annual Report on Form 10-K for the fiscal year ended April 2, 1995).
10.67Amendment  No. 11 dated  October 31, 1995 to Amended and Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.104 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.68Amendment  No.  12 dated  May 1,  1996 to  Amended  and  Restated  Loan and
     Security Agreement entered into as of January 9, 1990 by Patten Receivables
     Finance  Corporation  VI, Finova  Capital  Corporation  (fka Greyhound Real
     Estate Finance  Corporation) and the Registrant as Guarantor  (incorporated by reference to exhibit  10.105 to Annual  Report on Form 10-K for the year ended March 31, 1996).
10.77Registrant's   Amended   1988   Outside   Directors   Stock   Option   Plan
     (incorporated  by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 29, 1992).
10.78Registrant's   1988   Amended   Outside   Director's   Stock   Option  Plan
     (incorporated  by  reference to exhibit to  Registration  Statement on Form
     S-1, File No. 33-61687 ).
10.79Registrant's  1995 Stock  Incentive  Plan  (incorporated  by  reference  to exhibit to Registration Statement on Form S-1, File No. 33-61687 ).
10.80Registrant's   Retirement   Savings  Plan  (incorporated  by  reference  to
     Registration Statement on Form S-8, File No. 33-48075).
10.85Loan and  Security  Agreement  by and between the  Registrant  and Foothill
     Capital Corporation dated as of October 29, 1993 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.86First  Amendment  dated  December 23, 1993 to Loan and  Security  Agreement entered into on October 29, 1993 by and between the Registrant and Foothill
     Capital   Corporation   (incorporated  by  reference  to  exhibit  of  same
     designation  to Annual  Report on Form 10-K for the fiscal year ended March
     27, 1994).
10.87Amendment  No. 2 dated  February  16,  1995 to  Amended  Loan and  Security
     Agreement  entered  into on October 29, 1993 by and between the  Registrant and  Foothill  Capital  Corporation  (incorporated  by reference to exhibit
     10.111 to Annual Report on Form 10-K for the year ended March 31, 1996).
10.88Amendment  No.  3  dated  March  28,  1995 to  Amended  Loan  and  Security
     Agreement  entered  into on October 29, 1993 by and between the  Registrant and  Foothill  Capital  Corporation  (incorporated  by reference to exhibit
     10.112 to Annual Report on Form 10-K for the year ended March 31, 1996).
10.89Amendment No. 4 dated June 15, 1995 to Amended Loan and Security  Agreement entered into on October 29, 1993 by and between the Registrant and Foothill
     Capital Corporation  (incorporated by reference to exhibit 10.113 to Annual
     Report on Form 10-K for the year ended March 31, 1996).


10.90Amendment No. 5 dated June 26, 1995 to Amended Loan and Security  Agreement entered into on October 29, 1993 by and between the Registrant and Foothill
     Capital Corporation  (incorporated by reference to exhibit 10.114 to Annual
     Report on Form 10-K for the year ended March 31, 1996).
10.91Amendment No. 6 dated March 8, 1996 to Amended Loan and Security  Agreement entered into on October 29, 1993 by and between the Registrant and Foothill
     Capital Corporation  (incorporated by reference to exhibit 10.115 to Annual
     Report on Form 10-K for the year ended March 31, 1996).
10.92Amendment  No.  7  dated  March  24,  1997 to  Amended  Loan  and  Security
     Agreement  entered  into on October 29, 1993 by and between the  Registrant and Foothill Capital Corporation.
10.93Stock Purchase  Agreement  dated as of November 22, 1994 by and among Harry
     S. Patten and the Purchasers  named therein  (incorporated  by reference to exhibit of same  designation  to Current  Report on Form 8-K dated November
     22, 1994).
10.97Pooling and Servicing  Agreement  dated as of April 15, 1994,  among Patten
     Receivables  Finance  Corporation  IX, the Registrant,  Patten  Corporation
     REMIC Trust, Series 1994-1 and First Trust National Association, as Trustee
     (incorporated  by reference to exhibit  10.84 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.98Pooling and  Servicing  Agreement  dated as of June 15, 1995,  among Patten
     Receivables Finance Corporation X, the Registrant, Patten Corporation REMIC
     Trust,  Series  1995-1 and First  Trust  National  Association,  as Trustee
     (incorporated  by reference to exhibit to Current  Report on Form 8-K dated
     July 12, 1995).
10.99Pooling  and  Servicing  Agreement  dated  as  of  April  15,  1996,  among
     Bluegreen  Receivables  Finance  Corporation I, the  Registrant,  Bluegreen
     Corporation   REMIC  Trust,   Series   1996-1  and  First  Trust   National
     Association,  as Trustee  (incorporated  by reference to exhibit to Current
     Report on Form 8-K dated May 15, 1996).
10.100 Pooling and  Servicing  Agreement  dated as of November 15,  1996,  among
     Bluegreen  Receivables  Finance  Corporation II, the Registrant,  Bluegreen
     Corporation   REMIC  Trust,   Series   1996-2  and  First  Trust   National
     Association,  as Trustee  (incorporated  by reference to exhibit to Current
     Report on Form 8-K dated Decenber 11, 1996).
10.106  Construction  Loan  Agreement by and between the National  Bank of South
     Carolina and  Bluegreen  Resorts,  Inc.  (fka Patten  Resorts,  Inc.) dated
     February 28, 1996 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).
10.107 Loan and Security  Agreement by and between  Heller  Financial,  Inc. and
     Bluegreen Resorts, Inc. (fka Patten Resorts,  Inc.) dated February 28, 1996
     (incorporated  by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).
10.108 First Amendment dated February 27, 1997 to Loan and Security Agreement by and between Heller Financial,  Inc. and Bluegreen Resorts, Inc. (fka Patten
     Resorts,  Inc.) dated  February  28, 1996  (incorporated  by  reference  to exhibit  of same  designation  to  Annual  Report on Form 10-K for the year ended March 31, 1996).
10.115 Acquisition,  Construction and Receivables Loan and Security Agreement by
     and between Finova  Capital  Corporation  and the Registrant  dated June 9,
     1995  (incorporated by reference to exhibit 10.108 to Annual Report on Form
     10-K for the year ended March 31, 1996).
10.116 Amendment  No. 1 dated  March 8, 1996 to  Acquisition,  Construction  and
     Receivables  Loan and  Security  Agreement  by and between  Finova  Capital
     Corporation and the Registrant dated June 9, 1995
10.120 Amended and Restated Loan and Security Agreement dated as of December 14,
     1994 by and between Finova Capital  Corporation  (fka Greyhound Real Estate
     Finance  Corporation)  and the  Registrant  (incorporated  by  reference to exhibit 10.95 to Annual Report on Form 10-K for the fiscal year ended April
     2, 1995).
10.121 Amendment No. 1 dated April 12, 1995 to the Amended and Restated Loan and
     Security Agreement entered into on December 14, 1994 between Finova Capital
     Corporation and the Registrant (incorporated by reference to exhibit 10.109 to Annual Report on Form 10-K for the year ended March 31, 1996).


10.122 Amendment No. 2 dated  November 21, 1995 to the Amended and Restated Loan and Security  Agreement  entered  into on December 14, 1994 between  Finova
     Capital  Corporation  and the  Registrant  (incorporated  by  reference  to exhibit  10.110 to Annual  Report on Form 10-K for the year ended March 31,
     1996).
11.1 Statement  re:  Computation  of  Earnings  Per Share (such  information  is
     incorporated   by  reference  to  the   Statement  of   Operations  of  the
     Consolidated  Financial  Statements  appearing on page 36 of the  Company's
     1997 Annual Report to Shareholders, which is an exhibit hereto).
13.1 Portions of the 1997 Annual Report incorporated by reference in Items 7 and
     8.
23   Consent of Ernst & Young LLP.
27   Financial Data Schedule.
