Form 10-Q
period 1997-06-29
BLUEGREEN CORP
filed 1997-08-13
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the quarterly period ended June 29, 1997

                                       or

[   ] -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                        03-0300793
--------------------                       -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

5295 Town Center Road, Boca Raton, Florida                           33486
------------------------------------------ --------------------- ---------------
(Address of principal executive offices)                            (Zip Code)

                                                 (561) 361-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of July 25, 1997, there were 20,601,871 shares issued, 449,800 treasury shares and 20,152,071 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information

Item 1.      Financial Statements                                          Page

             Consolidated Balance Sheets at
                  June 29, 1997 and March 30, 1997 .......................    3

             Consolidated Statements of Operations - Three Months
                  Ended June 29, 1997 and June 30, 1996 ..................    4

             Consolidated Statements of Cash Flows -Three Months
                  Ended June 29, 1997 and June 30, 1996 ..................    5

             Notes to Consolidated Financial Statements ..................    7

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................    10

Part II - Other Information

Item 1.      Legal Proceedings ...........................................    26

Item 2.      Changes in Securities .......................................    26

Item 3.      Defaults Upon Senior Securities .............................    26

Item 4.      Submission of Matters to a Vote of Security Holders .........    26

Item 5.      Other Information ...........................................    26

Item 6.      Exhibits and Reports on Form 8-K ............................    26

Signatures...............................................................     27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                           Consolidated Balance Sheets




                                                     (unaudited)
                                                      June 29,       March 30,
                                                        1997           1997
Assets
Cash and cash equivalents (including restricted cash
   of approximately $10.6 million and $8.0 million
   at June 29, 1997 and March 30, 1997,
   respectively)....................................$  16,600,810 $  11,597,147
Contracts receivable, net...........................   17,087,531    14,308,424
Notes receivable, net...............................   41,061,232    34,619,325
Investment in securities............................   10,900,783    11,066,693
Inventory, net......................................   90,722,139    86,660,559
Property and equipment, net.........................    6,463,130     4,948,554
Debt issuance costs, net............................    1,447,965     1,063,755
Other assets........................................    5,019,867     5,362,572
   Total assets..................................... $189,303,457  $169,627,029

Liabilities and Shareholders' Equity
Accounts payable.................................... $  2,705,908  $  1,917,907
Deferred income.....................................    6,578,849     3,791,924
Accrued liabilities and other.......................    8,390,542    10,118,268
Lines-of-credit and notes payable...................   43,720,011    35,905,552
Deferred income taxes...............................    4,061,924     2,855,946
Receivable-backed notes payable.....................   28,141,338    21,055,002
8.25% convertible subordinated debentures...........   34,739,000    34,739,000
   Total liabilities................................  128,337,572   110,383,599

Commitments and contingencies.......................

Shareholders' Equity
Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued..........................          ---           ---
Common stock, $.01 par value, 90,000,000 shares
   authorized; 20,601,871 shares outstanding at
   June 29, 1997 and March 30, 1997, respectively...      206,019       206,019
Capital-in-excess of par value......................   71,410,755    71,410,755
Accumulated deficit.................................  ( 9,423,919   (11,162,923)
Treasury stock, 449,800 and 443,000 common shares at
   cost at June 29, 1997 and March 30, 1997,
    respectively ...................................  ( 1,388,821)  ( 1,369,772)
Net unrealized gains on investments available-for
   sale, net of income taxes........................      161,851       159,351
    Total shareholders' equity......................   60,965,885    59,243,430
   Total liabilities and shareholders' equity....... $189,303,457  $169,627,029


See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three Months Ended
                                                   -----------------------------
                                                        June 29,     June 30,
                                                          1997         1996
Revenues:
   Sales of real estate............................   $33,091,661   $28,782,197
   Interest income and other.......................     1,900,736     1,444,465
                                                       34,992,397    30,226,662

Cost and expenses:
   Cost of real estate sold........................    15,155,643    14,453,598
   Selling, general and administrative expense.....    14,883,076    13,052,549
   Interest expense................................     1,786,521     1,289,204
   Provisions for losses...........................       311,555     8,469,053
                                                       32,136,795    37,264,404

Income (loss) from operations......................     2,855,602   ( 7,037,742)

Other income.......................................        91,862        48,144
Income (loss) before income taxes..................     2,947,464   ( 6,989,598)
Provision (benefit) for income taxes...............     1,208,460   ( 2,865,735)
Net income (loss)..................................   $ 1,739,004  $ (4,123,863)

Income (loss) per common share:
Net income (loss)..................................   $       .08  $       (.20)

Wieghted average number of common and common
   equivalent shares (1)...........................    20,676,598    20,573,461

(1) The 1997 three month period includes 20,152,071 average common shares outstanding plus 524,527 average dilutive stock options. The prior year three-month period includes 20,573,461 average common shares outstanding.

See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Three Months Ended
                                                      -------------------------

                                                        June 29,        June 30,
                                                          1997            1996
Operating activities:
   Cash received from customers including net
    cash collected as servicer of notes receivable
    to be remitted to investors.....................$  22,713,117 $  23,744,864
   Interest received................................    1,485,950     1,200,520
   Cash paid for land acquisitions and real estate
    development.....................................  (11,719,568)  (15,890,603)
   Cash paid to suppliers, employees and sales
     representatives................................  (12,270,505)  (14,418,359)
   Interest paid, net of capitalized interest.......  ( 2,190,985)  ( 1,915,282)
   Income tax refunds, net of income taxes paid.. ..        5,851   (   785,471)
   Proceeds from borrowings collateralized by notes
    receivable......................................   10,117,354     2,229,170
   Payments on borrowings collateralized by notes
    receivable......................................  ( 3,031,019)  ( 7,136,106)
   Net proceeds from REMIC transaction..............          ---    11,783,001
Net cash provided (used) by operating activities....    5,110,195   ( 1,188,266)

Investing activities:
   Purchases of property and equipment..............  ( 1,186,562)  (   194,973)
   Sales of property and equipment..................          ---        50,110
    Cash received from investment in securities.....      504,640       102,629
   Additions to other long-term assets..............  (   462,701)  (   113,831)
Net cash flow used by investing activities..........  ( 1,144,623)  (   156,065)

Financing activities:
   Borrowings under line-of-credit facilities.......   13,689,453     1,580,285
   Payments under line-of-credit facilities.........  (15,781,304)  ( 1,401,768)
   Borrowings under secured credit facility.........    5,500,000     3,800,000
   Payments on other long-term debt.................  ( 2,351,009)  ( 1,021,915)
   Payments for treasury stock......................  (    19,049)          ---
   Proceeds from exercise of employee stock
     options........................................          ---        73,771
Net cash flow provided by financing
   activities.......................................    1,038,091     3,030,373
Net increase in cash and cash equivalents............   5,003,663     1,686,042
Cash and cash equivalents at beginning of period.....  11,597,147    11,389,141
Cash and cash equivalents at end of period...........  16,600,810    13,075,183
Restricted cash and cash equivalents at end of
    period........................................... (10,566,993)  ( 8,759,405)
Unrestricted cash and cash equivalents at end of
    period........................................... $ 6,033,817   $ 4,315,778

See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      Consolidated Statements of Cash Flows
                             (unaudited) (continued)

                                                          Three Months Ended
                                                       -----------------------

                                                         June 29,     June 30,
                                                           1997          1996
Reconciliation  of net  income  (loss)  to net  cash
    flow  provided (used) by operating activities:
    Net income (loss)................................. $ 1,739,004  $(4,123,863)
    Adjustments to reconcile net income (loss) to
       net cash flow provided (used) by operating
       activities:
        Depreciation and amortization.................     421,322      252,049
        Loss on REMIC transaction.....................         ---       39,202
        (Gain) loss on sale of property and equipment. (   121,289)       2,534
        Provisions for losses.........................     311,555    8,469,053
        Interest accretion on investment in securities (   336,230)   ( 244,665)
        Proceeds from borrowings collateralized by
              notes receivable........................  10,117,354    2,229,170
        Payments on borrowings collateralized by
              notes receivable........................ ( 3,031,019)  (7,136,106)
        Provision (benefit) for deferred income taxes.   1,205,978   (2,865,735)
    (Increase) decrease in operating assets:
      Contracts receivable............................ ( 2,779,107)  (   52,886)
      Investment in securities and notes receivable... (11,447,978)   6,579,467
      Inventory.......................................   6,895,091   (1,545,833)
      Other assets....................................     288,316   (  316,270)
    Increase (decrease) in operating liabilities:
      Accounts payable, accrued liabilities and
       other..........................................   1,847,198   (2,371,754)
Net cash flow provided (used) by operating activities. $ 5,110,195  $(1,085,637)

Supplemental schedule of non-cash operating and financing activities

      Inventory acquired through financing........... $  6,326,101  $ 8,631,990

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure............... $    948,906  $   403,623

      Investment in securities retained in
        connection with REMIC transactions........... $        ---  $ 1,315,153


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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended June 29, 1997 (the "1997 quarter") are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 30, 1997.

Organization

Bluegreen Corporation (the "Company") is a national leisure product company operating predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's primary business is (i) the acquisition, development and sale of residential land and (ii) the acquisition and development of timeshare properties which are sold in weekly intervals. The Company offers financing to its land and timeshare purchasers.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense in connection with stock option grants. There is no material difference between net earnings and earnings per share in accordance with APB Opinion No. 25 and that required by SFAS 123 ed.

Income (Loss) Per Common Share

Income (loss) per common share is determined by dividing net income by the weighted average number of common shares outstanding after giving effect to all dilutive common equivalent shares outstanding during each period. The common equivalent shares reflect the dilutive impact of shares reserved for outstanding stock options using the treasury stock method. In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company does not believe that this accounting standard will have a material impact on reported earnings per share.

Contracts Receivable and Revenue Recognition

The Company recognizes revenue on retail land sales and timeshare sales when a minimum of 10% of the sales price has been received in cash, the refund period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage of completion method of accounting.

Sales that do not meet the criteria for revenue recognition as described above are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of the Consolidated Balance Sheet and profit recognition is deferred until the requirements of Statement of Financial Accounting Standard No. 66 are met. Sales and contract receivables is net of an allowance for cancellations at June 29, 1997 and March 30, 1997.

2.    Inventory

Inventory consists of real estate acquired for sale and is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or estimated fair value, net of costs to dispose. Real estate reacquired through foreclosure or deedback in lieu of foreclosure is recorded at the lower of fair value, net of costs to dispose, or the carrying value of the loan. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in April 1996. The initial adoption of this Statement did not have a material impact on the
Company's financial condition or results of operations. The Company's inventories, by geographic region, are summarized below.

                                             June 29, 1997
                      ---------------------------------------------------------

Geographic Region       Land            Resorts     Communities         Total
Southeast............$ 9,776,954     $17,151,556    $ 4,354,666     $31,283,176
Midwest..............  7,393,550      16,551,084            ---      23,944,634
Southwest............ 20,950,731             ---            ---      20,950,731
Rocky Mountains .....  5,934,368             ---            ---       5,934,368
West ................  4,961,114             ---            ---       4,961,114
Mid-Atlantic.........  3,207,688             ---            ---       3,207,688
Northeast............    416,446             ---            ---         416,446
Canada...............     23,982             ---            ---          23,982

Totals...............$52,664,833     $33,702,640    $ 4,354,666     $90,722,139

                                                       March 30, 1997
                       --------------------------------------------------------

Geographic Region        Land            Resorts      Communities      Total
Southeast............$ 7,997,611      $15,028,592   $  5,685,074    $28,711,277
Midwest..............  8,050,969       12,495,034            ---     20,546,003
Southwest............ 19,959,473              ---            ---     19,959,473
Rocky Mountains .....  7,533,939              ---            ---      7,533,939
West ................  5,511,879              ---            ---      5,511,879
Mid-Atlantic.........  4,015,647              ---            ---      4,015,647
Northeast............    382,341              ---            ---        382,341
Totals...............$53,451,859      $27,523,626   $  5,685,074    $86,660,559

During 1996 management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts (timesharing) business and land business in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the 1996 quarter. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or deedback in lieu of foreclosure, odd lots from former projects and properties located in parts of the country where the Company has no plans for expansion. As of June 29, 1997 approximately 60% of the inventories subject to write-down had been sold (as measured by both number of properties and cost basis). Although no assurances can be given, the Company believes that the remaining inventories that were the subject of the write-down should be fully liquidated in 12 months.

See "Management's Discussion and Analysis of Financial Condition - Uses of Capital and Result of Operations", included under Part I, Item 2 herein, for a further discussion of the Company's inventories.

3.     Recent Developments

On July 24, 1997, the Company announced that it had entered into an agreement to acquire the stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively "RDI") for an undisclosed amount and that 80% of the purchase price would be financed through a convertible note issuance with two Bluegreen Directors. Headquartered in Fort Myers, Florida, RDI is privately held and presently owns timeshare resorts in Orlando and Wisconsin Dells, Wisconsin. In addition, it manages 30 vacation ownership resorts, located in the southeastern sun-belt states, with a member base of approximately 80,000. The closing of the transaction is subject to certain conditions and approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. This report contains forward-looking statements that involve a number of risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results. These factors could also cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development and carrying costs of inventories may exceed those anticipated).

d) Risks associated with an inability to locate suitable inventory for acquisition.

e) Risks associated with delays in bringing the Company's inventories to market due to changes in regulations governing the Company's operations, adverse weather conditions or changes in the availability of development financing on terms acceptable to the Company.

f) Changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law.

g) A decreased willingness on the part of banks to extend direct customer lot financing, which could result in the Company receiving less cash in connection with the sales of real estate.

h) The inability of the Company to find external sources of liquidity on favorable terms to support its operations, acquire, carry and develop land and timeshare inventories and satisfy its debt and other obligations.

i) The inability of the Company to find sources of capital on favorable terms for the pledge of land and timeshare note receivables.

j) An increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure.

k) Costs to develop inventory for sale and/or selling, general and administrative expenses exceed those anticipated.

l) An increase or decrease in the number of land or resort properties subject to percentage of completion accounting which requires deferral of profit recognition on such projects until development is substantially complete. See "Contracts Receivable and Revenue Recognition" under Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Capital. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales of real estate, (ii) downpayments on real estate sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans arising from land sales and contracts for deed arising from sales of timeshare intervals (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, Receivables.
Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development along with borrowings under secured lines-of-credit. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Net cash provided by the Company's operations was $5.1 million for the 1997 quarter. Net cash used by the Company's operations was $1.2 million for the 1996 quarter. The increase in cash flow from operations was attributable to a reduction in cash paid by the Company for land acquisition and development costs and in cash paid to suppliers, employees and sales representatives. The Company purchased three new properties during the 1997 quarter and, in each case, financed a portion of the purchase price. Nine properties were acquired during the 1996 quarter, with four of them being acquired for cash. The reduction in cash paid to suppliers, employees and sales representatives was attributable to lower variable bonuses paid in the 1997 quarter (such awards related to operating results of one quarter earlier).

During the 1997 and 1996 quarters, the Company received in cash $18.4 million or 61% and $20.6 million or 72%, respectively, of its sales of real estate that closed during these periods. The decrease in the percentage of cash received from the three months ended June 30, 1996 to the three months ended June 29, 1997 is primarily attributable to an increase in timeshare sales over the same period. Nearly all timeshare buyers finance their purchases with the Company, making a downpayment that averages 15%. Conversely, about one out of ten land buyers finances with the Company. Timeshare sales accounted for 27% of consolidated sales of real estate during the three months ended June 29, 1997 compared to 21% of consolidated sales during the three months ended June 30, 1996. Management expects the percentage of sales received in cash to decrease during the remainder of the current fiscal year with anticipated increases in timeshare sales as a percentage of consolidated sales.

Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders. In addition, the Company has historically sold land loans in connection with private placement REMIC financings. The Company currently is advanced 90% of the face amount of the eligible notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as "Receivable-backed notes payable" on the Consolidated Balance Sheets. During the 1997 and 1996 quarters, the Company borrowed $10.1 million and $2.2 million, respectively, through the pledge of Receivables. During the 1996 quarter, the Company raised an additional $11.8 million net of transaction costs and prior to the retirement of debt, from the sale of land receivables under a private placement REMIC transaction. The Company does not expect to complete a REMIC transaction for land receivables during fiscal 1998 because it is anticipated that a high percentage of such sales will be received in cash. Therefore a sufficient quantity of land receivables will not be accumulated to make a REMIC transaction cost effective. The discussion below provides additional information with respect to credit facilities secured by Receivables and the sale of Receivables through private placement transactions.

Credit Facilities for Timeshare Receivables

The Company has a $20.0 million credit facility with a financial institution that provides for receivable financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged under the facility is the prime lending rate plus 2.0%. At June 29, 1997, the outstanding principal balance under the credit agreement was $10.8 million. The ability to borrow under the facility expires in November 1998.

The Company has another credit facility with this same lender that provides for receivable financing in the amount of $5.0 million on a second timeshare resort located in Pigeon Forge, Tennessee. The interest rate charged under the facility is the prime lending rate plus 2.0%. At June 29, 1997, the outstanding principal balance under the credit agreement was $4.8 million. The ability to borrow under the facility expired in April 1997. The Company is currently engaged in discussions with the lender to increase the limit and extend the expiration date to borrow. No assurances can be given that the agreement will be amended to provide for the increase in borrowing capacity and expanded borrowing term. If such facility is not amended and alternative financing is not obtained, the Company's sales at this resort would be materially adversely affected.

All principal and interest payments received from the pledged Receivables under the two credit agreements discussed above are applied to the principal and interest due under the facilities. Furthermore, at no time may the Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional eligible Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables under each credit facility matures seven years from the date of the last advance.

The Company has a third credit facility with another lender which provides for receivable financing in the amount of $10.0 million on a third timeshare resort located in Myrtle Beach, South Carolina. The interest rate charged under the line-of-credit is the three-month London Interbank Offered Rate ("LIBOR") plus 4.25%. At June 29, 1997, the outstanding principal balance under the facility was $4.3 million. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. In April 1997 the Company acquired additional property in Myrtle Beach, South Carolina for its fourth timeshare resort. The Company has received a commitment letter from this same lender for Receivables financing on the project in the amount of $7.0 million. No assurances can be given that the facility will be obtained on terms satisfactory to the Company, if at all.

Credit Facilities for Land Receivables

The Company has a $15.0 million revolving credit facility with another financial institution for the pledge of land receivables. The Company uses the facility as a temporary warehouse until it accumulates a sufficient quantity of land receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables. The interest rate charged on outstanding borrowings is the prime lending rate plus 2.0%. At June 29, 1997, the outstanding principal balance under the facility was $3.7 million. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The facility expires and the indebtedness is due in October 1998.

The Company has $4.4 million outstanding and secured by land receivables as of June 29, 1997 with another lender. The interest rate charged under the agreement is the prime lending rate plus 2.0%. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures ten years from the date of the last advance. The ability to receive additional advances under the facility expired and the Company is currently engaged in discussions with the lender about the renewal of the facility. No assurances can be given that the facility will be renewed on terms satisfactory to the Company, if at all.

Over the past three years, the Company has received 80% to 90% of its land sales in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer lot financing.

Financing of Inventories

Historically, the Company has financed the acquisition of land and timeshare property through seller, bank or financial institution loans. The capital required for development (for road and utility construction, resort unit construction, amenities, surveys, and engineering fees) has historically been funded from internal operations. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through lot/interval releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 50%) of the parcels in the subdivision or intervals in the resort. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of Receivables originated from earlier property sales.

In addition to term financing for the acquisition of property, the Company has credit arrangements to be drawn on for the development of certain larger land and timeshare projects. See also the discussion of capital requirements to develop the Company's inventories under "Uses of Capital".

Credit Facilities for Resort Properties

The Company has a loan secured by a South Carolina timeshare resort. At June 29, 1997, $9.4 million was outstanding. The interest rate charged under the agreement is the three-month LIBOR plus 4.25%. Principal is repaid through release payments as weekly intervals are sold. Interest is paid monthly. The indebtedness is due in March 2001.

The Company has another loan secured by a second South Carolina timeshare resort with this same lender. At June 29, 1997, $1.25 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 4.75%. Principal is repaid through release payments as weekly intervals are sold. Interest is paid monthly. The indebtedness is due in April 2000. The Company is engaged in discussions with this lender about construction and development financing for the project. No assurances can be given that construction and development financing will be obtained with this lender on terms satisfactory to the Company, if at all.

Credit Facilities for Land Properties

The Company has another credit facility for up to $12.6 million for the development of residential lots and a golf course for a property located in North Carolina. At June 29, 1997, $2.5 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 1%. The agreement calls for interest to be paid monthly and principal to be repaid through release payments as lots are sold. The indebtedness is due in April 2000.

The Company has another loan with a financial institution secured by a property in Texas and Idaho. At June 29, 1997, $2.7 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 2.75%. The agreement calls for interest to be paid monthly and principal to be repaid through release payments as lots are sold. The indebtedness secured by the Idaho property was repaid in July 1997 and the remaining indebtedness is due in October 1999.

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

IV. Limit selling, general and administrative expenses to 50% of gross revenue from sales of real estate.

The Company was in compliance with each of such covenants at June 29, 1997 and for each reporting period during 1997, 1996 and 1995.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $6.0 million at June 29, 1997. As discussed under "Uses of Capital", the Company's business has changed in recent years to include timeshare development and sales. Additionally, the Company has recently invested greater resources into fewer, more capital intensive land projects. As of result, capital requirements to develop inventories owned as of June 29, 1997 are materially higher than those in years prior to 1997. The Company plans to seek external sources of capital for the development of a substantial portion of its inventories. Based upon the existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company can obtain adequate financial resources to satisfy its anticipated capital requirements, although no assurances can be given. In the event that an existing facility expires and is not amended and/or the Company can not obtain additional capital under satisfactory terms, lower ready-for-sale inventories would result in reduced sales and the Company's ability to meet its liquidity and capital resource requirements would be materially adversely affected.

Uses of Capital. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt obligations.

Inventory

The Company's net inventory was $90.7 million at June 29, 1997 and $86.7 million at March 30, 1997. Management recognizes the inherent risk of carrying increased levels of inventory. With respect to its inventory, the Company requires capital
(i) to improve land intended for recreational, vacation, retirement or primary homesite use by purchasers and (ii) to develop timeshare property.

The Company estimates that the total cash required to complete preparation for the retail sale of consolidated inventories as of June 29, 1997 is approximately $172.3. The Company anticipates spending an estimated $67.5 million of the capital development requirements during the next three fiscal quarters. The allocation of anticipated cash requirements to the Company's operating divisions is discussed below.

Land Division: The Company expects to spend $57.5 million to improve land which typically includes expenditures for road and utility construction, surveys and engineering fees, including $60.8 million to be spent during the remainder of this fiscal year.

Resorts Division: The Company expects to spend $114.5 million for building materials, amenities and other infrastructure costs such as road and utility construction, development of amenities, surveys and engineering fees, including $6.3 million to be spent during the remainder of this fiscal year.

Communities Division: The Company expects to spend $380,000 for the purchase of factory built manufactured homes currently under contract for sale, building materials and other infrastructure costs. It is expected that the total cash requirement will be spent during the remainder of this fiscal year.

The table to follow outlines certain information with respect to the estimated funds expected to be spent to fully develop property owned as of June 29, 1997. The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. No assurances can be given that actual costs will not exceed those reflected in the table or that historical gross margins which the Company has experienced will not decline in the future as a result of changing market and economic conditions, reduced consumer demand or other factors.

Geographic Region           Land       Resorts     Communities       Total
Southeast............... $6,790,854  $42,430,052    $  380,491     $59,601,397
Midwest.................  6,798,437   72,067,511           ---      78,865,948
Southwest...............  8,180,670          ---           ---      28,180,670
Rocky Mountains ........    592,378          ---           ---         592,378
West ...................  3,181,606          ---           ---       3,181,606
Mid-Atlantic............  1,883,851          ---           ---       1,883,851
Northeast...............     26,529          ---           ---          26,529

Tottal estimated
  spending.............  57,454,325  114,497,563       380,491     172,332,379
Net inventory at
  June 29, 1997........  52,664,833   33,702,640     4,354,666      90,722,139

Total estimated cost
  basis of fully
  developed inventory. $110,119,158 $148,200,203    $4,735,157    $263,054,518


The Company's net inventory summarized by division as of June 29, 1997 and March 30, 1997 is set forth below.

                                                June 29, 1997
                         ------------------------------------------------------

Geographic Region         Land         Resorts        Communities        Total
Southeast............  $ 9,776,954    $17,151,556     $ 4,354,666   $31,283,176
Midwest..............    7,393,550     16,551,084             ---    23,944,634
Southwest............   20,950,731            ---             ---    20,950,731
Rocky Mountains .....    5,934,368            ---             ---     5,934,368
West ................    4,961,114            ---             ---     4,961,114
Mid-Atlantic.........    3,207,688            ---             ---     3,207,688
Northeast............      416,446            ---             ---       416,446
Canada...............       23,982            ---             ---        23,982

Totals...............  $52,664,833    $33,702,640     $ 4,354,666   $90,722,139

                                                 March 30, 1997
                           ----------------------------------------------------

Geographic Region          Land          Resorts      Communities        Total
Southeast............   $ 7,997,611   $15,028,592    $  5,685,074   $28,711,277
Midwest..............     8,050,969    12,495,034             ---    20,546,003
Southwest............    19,959,473           ---             ---    19,959,473
Rocky Mountains .....     7,533,939           ---             ---     7,533,939
West ................     5,511,879           ---             ---     5,511,879
Mid-Atlantic.........     4,015,647           ---             ---     4,015,647
Northeast............       382,341           ---             ---       382,341

Totals...............   $53,451,859   $27,523,626    $  5,685,074   $86,660,559

The Company attempts to maintain inventory at a level adequate to support anticipated sales of real estate in its various operating regions. In addition, in its Land Division, the Company is committing more resources to fewer projects in locations where the Company has historically achieved strong operating results such as Texas (Southwest), North Carolina and South Carolina (Southeast), Tennessee (Midwest), Virginia (Mid-Atlantic) and Arizona (West). The Company is also dedicating significant resources to increasing the size of its timeshare inventories. Significant changes in the composition of the Company's inventories as of June 29, 1997 are discussed below.

The Company's aggregate land inventory decreased by $787,000 from March 30, 1997 to June 29, 1997. The increased inventory as a result of additional infrastructure development and two acquisitions (one in the Southeast and one in the Southwest) was more than offset by sales activity.

The Company's aggregate resort inventory increased by $6.2 million from March 30, 1997 to June 29, 1997. The Company acquired two resort properties located in Branson, Missouri and Myrtle Beach, South Carolina for $6.2 million during the 1997 quarter. Amounts paid for additional infrastructure development at each of the Company's properties was equally offset by sales activity. Resorts inventory as of June 29, 1997 consisted of land inventory of $11.2 million and unit construction-in-progress and other amenities of $22.5 million. Resorts inventory as of March 30, 1997 consisted of land inventory of $6.0 million and unit construction-in-progress and other amenities of $11.6 million.

The Company's aggregate communities inventory decreased by $1.3 million from March 30, 1997 to June 29, 1997 primarily as a result of sales activity. The Company does not plan to acquire any additional inventory for the purpose of constructing housing and it is expected that the existing inventories will be liquidated over the next twelve months, although no assurances can be given.

Receivables

The Company offers financing of up to 90% of the purchase price of land real estate sold to all purchasers of its properties who qualify for such financing. The Company also offers financing of up to 90% of the purchase price to timeshare purchasers. During the 1997 and 1996 quarters, the Company received 39% and 28%, respectively, of its consolidated sales of real estate which closed during the period in the form of Receivables. The increase in the percentage of sales financed by the Company from 1996 to 1997 is primarily attributable to an increase in timeshare sales over the same period. Timeshare sales accounted for 27% of consolidated sales of real estate during the 1997 quarter, compared to 21% of consolidated sales during the 1996 quarter. Almost all timeshare buyers finance with the Company (compared to one out of ten land buyers).

At June 29, 1997, $ 32.9 million of Receivables were pledged as collateral to secure Company indebtedness while $9.3 million of Receivables were not pledged or encumbered. At March 30, 1997, $27.0 million of Receivables were pledged as collateral to secure Company indebtedness, while $8.8 million of Receivables were not pledged or encumbered. The table below provides further information on the Company's land and timeshare receivables at June 29, 1997 and March 30, 1997. Proceeds from home sales under the Company's Communities Division are received entirely in cash.

                                         (Dollars In Millions)
                              June 29, 1997                March 30, 1997
                        -----------------------      --------------------------

Receivables             Land   Timeshare  Total        Land  Timeshare    Total
Encumbered...........  $ 10.2     $22.7   $32.9       $ 8.1     $18.9     $27.0
Unencumbered.........     4.3       5.0     9.3         4.2       4.6       8.8
Total..................$ 14.5     $27.7   $42.2       $12.3     $23.5     $35.8

The increase in encumbered Receivables from March 30, 1997 to June 29, 1997 was the result pledging new originations under existing credit faciltities.

The table below provides information with respect to the loan-to-value ratio of land and timeshare receivables held by the Company at June 29, 1997 and March 30, 1997. Receivables held include those loans that are unencumbered and those that have been pledged to secure indebtedness of the Company. Loan-to-value ratio is defined as the unpaid balance of the loan divided by the contract purchase price.

                                  June 29, 1997                 March 30, 1997
                              ---------------------         --------------------

Receivables                    Land       Timeshare          Land      Timeshare
Loan-to-Value Ratio......       59%            76%           54%            78%


In cases of default by a customer on a land mortgage note, the Company may forgive the unpaid balance in exchange for title to the parcel securing such note. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value (net of costs to dispose) or the balance of the loan. Related costs incurred to reacquire, carry and dispose of the property are capitalized to the extent deemed recoverable. Timeshare loans represent contracts for deed. Accordingly, no foreclosure process is required. Following a default on a timeshare note, the purchaser ceases to have any right to use the applicable unit and the timeshare interval can be resold to a new purchaser.

Reserve for loan losses as a percentage of period end notes receivable was 2.7% and 3.4% at June 29, 1997 and March 30, 1997, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of Receivables. The decrease in the reserve for loan losses as a percent of period end loans was primarily the result of reduced delinquencies.

At June 29, 1997, approximately 4% or $1.7 million of the aggregate $43.0 million principal amount of loans which were held by the Company or by third parties under sales for which the Company had a recourse liability, were more than 30 days past due. Of the $43.0 million principal amount of loans, $42.2 million in loans were held by the Company, while approximately $814,000 were associated with programs under which the Company has a limited recourse liability. In most cases of limited recourse liability, the recourse to the Company terminates when the principal balance of the loan becomes 70% or less of the original selling price of the property underlying the loan. At March 30, 1997, approximately 6% or $2.1 million of the aggregate $36.7 million principal amount of loans which were held by the Company or by third parties under sales for which the Company had a recourse liability, were more than 30 days past due. Factors contributing to delinquency (including the economy and levels of unemployment in some geographic areas) are believed to be similar to those experienced by other lenders.

Results of Operations.

Three Months Ended - June 29, 1997

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 30, 1997.

General

The real estate market is cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation. A downturn in the economy in general or in the market of real estate could have a material adverse effect on the Company. In addition, the Company has been dedicating greater resources to fewer, more capital intensive land and timeshare projects. As a result, the current results reflect an increased amount of income deferred under the percentage of completion method of accounting. Under this method of revenue recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements included under
Part I, Item 1.

Seasonality/Fluctuating Results

The  Company   expects  to  continue  to   experience   downward   seasonal
fluctuations in its gross revenues and net earnings in the third fiscal quarter. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage of completion method of accounting. Management expects that the Company will continue to invest in projects that will require more substantial development (with greater capital requirements) than in years prior to 1997.

Impact of Inflation

Inflation and changing prices have not had a material impact on the Company's revenues and results of operations during recent years. Due to the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or earnings. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rate the Company charges on its Receivables. The following tables set forth the selected financial data for business units comprising the consolidated operations of the Company for the three months ended June 29, 1997 and June 30, 1996.


                                                 (Dollars in Thousands)
                                             Three Months Ended June 29, 1997

                                  Land                  Resorts               Communities             Total
Sales of real estate...   $22,069      100.0%     $8,958      100.0%       $2,064     100.0 %    $33,091     100.0%

Cost of real estate
  sold.................    10,788       48.9%      2,308       25.8%        2,059      99.8 %     15,155      45.8%

Gross profit...........    11,281       51.1%      6,650       74.2%            5        .2 %     17,936      54.2%

Field selling,
  general and
  administrative
  expense (1)..........     6,462       29.2%      5,852       65.3%           81       3.9 %     12,395      37.5%

Field operating
  profit (loss) (2)....    $4,819       21.9%   $    798        8.9%       $(  76)    ( 3.7)%    $ 5,541      16.7%



                                                    (Dollars in Thousands)
                                               Three Months Ended June 30, 1996

                                 Land                  Resorts                Communities             Total
Sales of real estate...   $20,557      100.0%     $6,015      100.0%       $2,210     100.0 %    $28,782     100.0%

Cost of real estate
  sold.................    10,248       49.9%      2,055       34.2%        2,151      97.3 %     14,454      50.2%

Gross profit...........    10,309       50.1%      3,960       65.8%           59       2.7 %     14,328      49.8%

Field selling,
  general and
  administrative
  expense (1)..........     6,392       31.1%      3,949       65.7%          451      20.4 %     10,792      37.5%

Field operating
  profit (loss) (2)....    $3,917       19.0%    $    11         .1%       $ (392)    (17.7)%     $3,536      12.3%




 (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

 (2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.


Sales and Business Line Data

Consolidated sales of real estate increased 15% to $33.1 million for the 1997 quarter compared to $28.8 million for the 1996 quarter. Increases in 1997 land and timeshare sales were partially offset by slightly lower communities' sales.

As of March 30, 1997, approximately $8.4 million in sales or $3.8 million in estimated income was deferred under percentage of completion accounting. An additional $5.7 million in sales or $2.8 million in estimated income was deferred during the recently concluded quarter. Accordingly, at June 29, 1997, $14.1 million of sales or $6.6 million in estimated income was deferred and is included on the consolidated balance sheet.

The Company's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. The
Company does not intend to acquire any additional communities related inventories and present operations are being terminated through a combination of retail sales and bulk sales.

Land Division

During the 1997 and 1996 quarters, land sales contributed $22.1 million or 67% and $20.6 million or 71%, respectively, of the Company's total consolidated revenues from the sale of real estate. The following table sets forth information for sales of parcels associated with the Company's Land Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than those reported above and on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions). See Contracts Receivable and Revenue Recognition under Note 1 to the Consolidated Financial Statements included under Part I, Item 1.

                                                            Three Months Ended

                                                         June 29,       June 30,
                                                           1997           1996
Number of parcels sold..............                        581             574
Average sales price perparcel.......                    $46,733         $35,273
Gross margin........................                        51%             50%



The table set forth below outlines the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated.

                                         Three Months Ended
                          June 29, 1997                   June 30, 1996

Geographic          Average                          Average
Region             Number of       Sales Price      Number of    Sales Price
                 Parcels Sold       Per Parcel    Parcels Sold    Per Parcel
Southwest.........    292            $  42,563          290        $ 36,575
Southeast.........     81            $  54,213           99        $ 36,830
Midwest...........     70            $  38,691           71        $ 22,398
Mid-Atlantic......     61            $  47,677           54        $ 31,624
Rocky Mountains...     58            $  51,726           40        $ 54,532
West..............     10            $ 163,100            2        $125,000
Northeast.........      9            $   9,400           18        $ 14,481
Totals............    581            $  46,733          574        $ 35,273

1996 vs 1997 Comparison of Land Division Parcels Sold and Average Sales Prices

The increase in the average selling price of parcels in the Southwest was attributable to higher average prices at several of the Company's properties outside of San Antonio, Texas partially offset by lower averge prices at the Company's New Mexico project.

The increase in the average selling price of parcels in the Southeast was primarily attributable to higher average sales prices at a recently opened property in North Carolina. The project will feature a host of amenities including a beach club, 27-hole championship golf course, club-house, private marina and bike pathes. The increase in the average selling price in the Midwest was attributable to the recent opening of two properties in Tennessee. One project features lake frontage and the other property lies adjacent to a daily-fee golf course currently under development by a third party.

The increase in the average selling price in the Mid-Atlantic region is attributable to the recent opening of a property in Virginia. The Mid-Atlantic region has historically covered properties located in Pennsylvania, Virginia and West Virginia. The Company plans to liquidate its remaining holdings in Pennsylvania and West Virginia and expand its inventory in Virginia.

Sales in the West in 1996 and 1997 were derived from the Company's subdivision in Arizona. Greater parcel sales and higher average sales prices are indicative of the project gaining more momentum as it enters its third year in marketing and sales. The Arizona property is being marketed in parcels of at least 35 acres at retail prices from $100,000 to $185,000.

The number of parcels sold in the Northeast reflects low inventory levels. The Company has no present plans for expansion in this area.

The Company plans to continue to dedicate greater resources to fewer land properties located in areas with proven records of strong operating performance. These locations include, but are not limited to Texas, the Carolinas, Virginia, Tennessee and Arizona.

Comparison of Land Division Gross Margins

The average gross margin for the Land Division was 51% and 50% for the 1997 and 1996 quarters, respectively. The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land (and timeshare) properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

Resorts Division

During the 1997 and 1996 quarters, sales of timeshare intervals contributed $9.0 million or 27% and $6.0 million or 21%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following table sets forth information for sales of intervals associated with the Company's Resorts Division for the periods indicated, before giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported above and on the earlier table (outlining sales revenue by business unit after applying percentage of completion accounting to sales transactions).


                                                            Three Months Ended
                                                           June 29,     June 30,
                                                             1997         1996
Number of intervals sold.......................              1,056          848
Average sales price per interval...............             $9,112       $8,108
Gross margin...................................                74%          66%

The number of timeshare intervals sold increased to 1,056 for the current quarter compared to 848 for the comparable quarter of the previous fiscal year. During the 1997 quarter, the following intervals were sold: 308 intervals from the Gatlinburg resort, 275 from the resort in neighboring Pigeon Forge, Tennessee, 398 from the ocean front resort in Myrtle Beach, South Carolina, 43 from the intracoastal resort in Myrtle Beach and 32 from the Branson, Missouri resort. During the 1996 quarter, 370 intervals were sold from the Gatlinburg resort, an additional 259 intervals were sold from resort in Pigeon Forge, Tennessee and 219 intervals were sold from the ocean front resort in Myrtle Beach, South Carolina.

Gross margins on interval sales increased from 66% for the first quarter of last year to 74% for the recently concluded quarter. The improvement in gross margins from the Company's resorts was primarily the result of increases in the retail selling prices, particularly at its ocean front resort in Myrtle Beach.

Communities Division

During the three months ended June 29, 1997, the Company's Communities Division contributed $2.1 million in sales revenue, or approximately 6% of total consolidated revenues from the sale of real estate. During the three months ended June 30, 1996, the Communities Division generated $2.2 million in sales revenue, or approximately 15% of total consolidated revenues from the sales of real estate.

The following table sets forth certain information for sales associated with the Company's Communities Division for the periods indicated.

                                                           Three Months Ended
                                                         June 29,      June 30,
                                                           1997          1996
Number of homes/lots sold........................            28            30
Average sales price..............................       $73,731       $73,659
Gross margin.....................................           ---            3%

The $2.1 million in 1997 sales was comprised of 21 manufactured homes with an average sales price of $90,518 and 7 sales of lots at an average sales price of $23,371. The $2.2 million in 1996 sales was comprised of 17 manufactured homes with an average sales price of $81,448, an additional 2 site-built homes with an average sales price of $265,950 and 11 sales of lots at an average sales price of $26,659. See discussion of provision for losses later herein.

The tables set forth below outline sales by geographic region and division for the three months ended on the dates indicated.

                                     Three Months Ended June 29, 1997

Geographic Region        Land          Resort    Communities      Total      %
Southwest............$10,188,298    $      ---   $      ---   $10,188,298  30.8%
Southeast............  2,896,128     4,096,625    2,064,480     9,057,233  27.4%
Midwest..............  1,351,282     4,861,335          ---     6,212,617  18.8%
Rocky Mountains......  3,000,130           ---          ---     3,000,130   9.1%
Mid-Atlantic.........  2,916,987           ---          ---     2,916,987   8.8%
West.................  1,631,796           ---          ---     1,631,796   4.9%
Northeast............     84,600           ---          ---        84,600    .2%
Totals...............$22,069,221    $8,957,960   $2,064,480   $33,091,661 100.0%

                                     Three Months Ended June 30, 1996

Geographic Region       Land          Resort     Communities     Total       %
Southwest............$10,917,854    $      ---   $      ---   $10,917,854  37.9%
Southwest............  3,646,178       642,320    2,076,010     6,364,508  22.1%
Midwest..............  1,590,255     5,372,240          ---     6,962,495  24.2%
Rocky Mountains......  2,185,264           ---      133,750     2,319,014   8.1%
Mid-Atlantic.........  1,707,676           ---          ---     1,707,676   5.9%
West.................    250,000           ---          ---       250,000    .9%
Northeast............    260,650           ---          ---       260,650    .9%
Totals...............$20,557,877    $6,014,560   $2,209,760   $28,782,197 100.0%

Interest Income

Interest income increased 32% to $1.9 million for the three months ended June 29, 1997 compared to $1.4 million for the three months ended June 30, 1996. The Company's interest income is earned from its Receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.

                                                        Three Months Ended
                                                     June 29,        June 30,
Interest income and other:                             1997            1996

Receivables held and servicing fees
   from whole-loan sales..........................  $ 1,374,753     $ 1,063,473
Securities retained in connection with REMIC
   financings including REMIC servicing fee.......      420,171         331,590
Loss on REMIC transactions........................          ---     (   39,202)
Cash and cash equivalents.........................      105,812          88,604
Totals............................................   $1,900,736      $1,444,465

The table to follow sets forth the average interest bearing assets for the periods indicated.

                                                        Three Months Ended
                                                     June 29,         June 30,
Average interest bearing assets                        1997             1996

Receivables ...................................... $ 40,121,794    $ 32,053,220
Securities retained in connection with REMIC
   financings ....................................   10,962,144      10,676,925
Cash and cash equivalents.........................    9,829,830       8,674,336
Totals............................................  $60,913,768    $ 51,404,481

Selling, General and Administrative Expense

S,G&A expense totaled $14.9 million and $13.1 million for the three months ended June 29, 1997 and June 30, 1996, respectively. A significant portion of S,G&A expenses is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A expenses (including corporate administrative expense) were 45% for each quarterly period.

                                       (Dollars in Thousands)
                                Three Months Ended June 29, 1997

                         Land          Resorts      Communities       Total
Sales of real
  estate........... $22,069 100.0%  $8,958 100.0%  $2,064  100.0% $33,091 100.0%

Field selling,
  general and
  administrative
  expense (1)...... $ 6,462  29.2%  $5,852  65.3%  $   81    3.9% $12,395  37.5%

                                      (Dollars in Thousands)
                               Three Months Ended June 30, 1996

                         Land          Resorts      Communities       Total
Sales of real
  estate........... $20,557  100.0%  $6,015 100.0% $2,210  100.0% $28,782 100.0%

Field selling,
  general and
  administrative
  expense (1).....  $ 6,392   31.1%  $3,949  65.7% $  451   20.4% $10,792  37.5%

(1) Corporate general and administrative expenses of $2.5 million and $2.3 million for the three months ended June 29, 1997 and June 30, 1996 have been excluded from the table.

Interest Expense

Interest expense totaled $1.8 million and $1.3 million for the three months ended June 29, 1997 and June 30, 1996, respectively. The 39% increase in interest expense for the 1997 quarter was attributable to an increase in the average outstanding debt. The table set forth below outlines the components of interest expense for the periods indicated.

                                                           Three Months Ended
                                                        June 29,       June 30,
Interest expense on:                                      1997           1996
Receivable-backed notes payable...................     $ 672,363      $ 419,118
Lines of credit and notes payable.................       917,842        532,399
8.25% convertible subordinated debentures.........       716,492        716,492
Other financing costs.............................       264,601        223,906
Capitalization of interest........................      (784,778)      (602,711)
Totals............................................    $1,786,520     $1,289,204

The table to follow sets forth the average indebtedness for the periods indicated.

                                                        Three Months Ended
                                                     June 29,         June 30,
Average indebtedness                                    1997             1996
Receivable-backed notes payable................... $ 26,208,516    $ 15,724,081
Lines of credit and notes payable.................   41,834,929      23,517,121
8.25% convertible subordinated debentures.........   34,739,000      34,739,000
Totals............................................ $102,782,445    $ 73,980,202

Provisions for Losses

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $312,000 and $269,000 during the three months ended June 29, 1997 and June 30, 1996, respectively. In addition, during 1996, management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts (timesharing) business and land business in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the 1996 quarter. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or deedback in lieu of foreclosure, odd lots from former projects or properties located in parts of the country where the Company has no plans for expansion. As of June 29, 1997 approximately 60% of the inventories subject to write-down had been sold (as measured by both number of properties and cost basis). Although no assurances can be given, the remaining inventories that were the subject of the write-down should be fully liquidated in 12 months.

Summary

Income (loss) from consolidated operations was $2.9 million and $(7.0) million for the three months ended June 29, 1997 and June 30, 1996, respectively. The improvement during the 1997 quarter was the result of higher real estate sales and gross margins together with reduced provisions for losses.

Gains and losses from sources other than normal operating activities of the Company are reported separately as other income (expense). Other income for the three months ended June 29, 1997 and June 30, 1996 was not material to the Company's results of operations.

The Company recorded a tax provision of 41% of the pre-tax income for the quarter ended June 29, 1997. The Company recorded a tax benefit of 41% of the pre-tax loss for the quarter ended June 30, 1996.

Net income (loss) was $1.7 million and $(4.1) million for the three months ended June 29, 1997 and June 30, 1996, respectively. As discussed earlier, the improvement during the 1997 quarter was the result of higher real estate sales and gross magins and reduced provisions for losses.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on July 30, 1997, the shareholders voted to fix the number of Directors of the Company at seven and elect the directors named in the proxy materials dated June 27, 1997. The results of voting were as follows:

                                                            Shares Voted
                                       -----------------------------------------
                                          For     Against    Abstain    Total
Fix number of directors of the
  Company for the ensuing year at
   seven                              17,851,322   127,693  186,686   18,165,701

Elect each of the following persons
   as directors of the Company:
     Joseph C. Abeles                 17,853,465   312,236      ---   18,165,701
     George F. Donovan                17,845,532   320,169      ---   18,165,701
     Ralph A. Foote                   17,845,739   319,962      ---   18,165,701
     Frederick M. Myers               17,855,425   310,276      ---   18,165,701
     J. Larry Rutherford              17,833,886   331,815      ---   18,165,701
     Stuart A. Shikiar                17,878,265   287,436      ---   18,165,701
     Bradford T. Whitmore             17,879,305   286,396      ---   18,165,701

In  addition  to the  shares  voted as  outlined  above,  there  were  2,436,170 non-votes.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None.

   (b)   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BLUEGREEN CORPORATION
                                                     (Registrant)


Date:  August 13, 1997            By:      /S/ GEORGE F. DONOVAN
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  August 13, 1997            By:      /S/ JOHN F. CHISTE
                                           John F. Chiste
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 13, 1997            By:      /S/ MARYJO WIEGAND
                                           MaryJo Wiegand
                                           Vice President and Controller
                                           (Principal Accounting Officer)