Form 10-Q
period 1997-09-28
BLUEGREEN CORP
filed 1997-11-12
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 28, 1997

                                       or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                       03-0300793
------------------------------------------------             -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     5295 Town Center Road, Boca Raton, Florida                    33486
------------------------------------------------------          --------------
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

     As of November 10, 1997, there were 20,695,128 shares issued, 449,800 treasury shares and 20,245,328 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)                                                   PAGE
                                                                                                ----
             CONDENSED CONSOLIDATED BALANCE SHEETS AT
                  SEPTEMBER 28, 1997 AND MARCH 30, 1997 .......................................    3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                  ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 .............................    4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - SIX MONTHS
                  ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996..............................    5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -SIX MONTHS
                  ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 .............................    6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................    8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ........................................    11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................    23

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ...............................................................    24

ITEM 2.      CHANGES IN SECURITIES............................................................    24

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..................................................    24

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................    24

ITEM 5.      OTHER INFORMATION ...............................................................    24

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ................................................    24

SIGNATURES...................................................................................     25


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 28,       MARCH 30,
                                                                         1997              1997
                                                                         ----              ----
                                                                      (UNAUDITED)         (NOTE)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $17.3 million and $8.0 million at
   September 28, 1997 and March 30, 1997, respectively)...            $ 24,669,676     $ 11,597,147
Contracts receivable, net.................................              16,701,439       14,308,424
Notes receivable, net.....................................              49,221,343       34,619,325
Investment in securities..................................              10,704,145       11,066,693
Inventory, net............................................              88,295,681       86,660,559
Property and equipment, net...............................               7,166,849        4,948,554
Debt issuance costs, net..................................               1,544,801        1,063,755
Other assets..............................................               6,568,829        5,362,572
                                                                      ------------     ------------
   TOTAL ASSETS...........................................            $204,872,763     $169,627,029
                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable..........................................           $   2,895,760    $   1,917,907
Deferred income...........................................               8,776,140        3,791,924
Accrued liabilities and other.............................              10,036,799       10,118,268
Lines-of-credit and notes payable.........................              40,440,360       35,905,552
Deferred income taxes.....................................               5,991,040        2,855,946
Receivable-backed notes payable...........................              32,095,228       21,055,002
8.00% convertible notes payable to related parties........               6,000,000                -
8.25% convertible subordinated debentures.................              34,739,000       34,739,000
                                                                      ------------     ------------
   TOTAL LIABILITIES......................................             140,974,327      110,383,599

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued................................                       -               -
Common stock, $.01 par value, 90,000,000 shares
   authorized; 20,695,128 and 20,601,871 shares outstanding
   at September 28, 1997 and March 30, 1997, respectively..                206,951          206,019
Capital-in-excess of par value............................              71,568,828       71,410,755
Accumulated deficit.......................................              (6,653,773)     (11,162,923)
Treasury stock, 449,800 and 443,000 common shares at
   cost at September 28, 1997 and March 30, 1997,
   respectively ..........................................              (1,388,821)      (1,369,772)
Net unrealized gains on investments available-for-sale, net
   of income taxes........................................                 165,251          159,351
                                                                      ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY............................              63,898,436       59,243,430
                                                                      ------------     ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............            $204,872,763     $169,627,029
                                                                      ============     ============
------------------
Note: The condensed consolidated balance sheet at March 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                           ----------------------------------
                                                                               SEPTEMBER 28,     SEPTEMBER 29,
                                                                                  1997               1996
                                                                                  ----               ----
REVENUES:
   Sales of real estate.....................................                   $45,320,088        $26,450,849
   Interest income and other................................                     2,233,471          1,549,770
                                                                              ------------        -----------
                                                                                47,553,559         28,000,619

COST AND EXPENSES:
   Cost of real estate sold.................................                    21,418,249         13,198,844
   Selling, general and administrative expense..............                    19,032,908         12,450,496
   Interest expense.........................................                     1,999,055          1,181,709
   Provisions for losses....................................                       469,029            279,815
                                                                              ------------        -----------
                                                                                42,919,241         27,110,864

Income from operations......................................                     4,634,318            889,755

Other income................................................                        60,841             86,608
                                                                              ------------        -----------
Income before income taxes..................................                     4,695,159            976,363
Provision  for income taxes.................................                     1,925,016            400,309
                                                                              ------------        -----------
NET INCOME..................................................                  $  2,770,143       $    576,054
                                                                              ============       ============

EARNINGS PER COMMON SHARE:
Primary.....................................................                  $        .14       $        .03
                                                                              ============       ============
Fully diluted...............................................                  $        .13       $        .03
                                                                              ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Primary.....................................................                    20,447,583         21,199,282
                                                                               ===========        ===========
Fully diluted...............................................                    25,123,410         21,199,282
                                                                               ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                          ------------------------------------
                                                                              SEPTEMBER 28,      SEPTEMBER 29,
                                                                                 1997                1996
                                                                                 ----                ----
REVENUES:
   Sales of real estate.....................................                   $78,411,749        $55,233,046
   Interest income and other................................                     4,134,207          2,994,235
                                                                               -----------        -----------
                                                                                82,545,956         58,227,281

COST AND EXPENSES:
   Cost of real estate sold.................................                    36,573,892         27,652,442
   Selling, general and administrative expense..............                    33,915,983         25,503,045
   Interest expense.........................................                     3,785,575          2,470,913
   Provisions for losses....................................                       780,583          8,748,868
                                                                               -----------        -----------
                                                                                75,056,033         64,375,268
                                                                               -----------        -----------
Income (loss) from operations...............................                     7,489,923         (6,147,987)

Other income................................................                       152,703            134,751
                                                                               -----------        -----------
Income (loss) before income taxes...........................                     7,642,626         (6,013,236)
Provision (benefit) for income taxes........................                     3,133,476         (2,465,427)
                                                                               -----------        -----------
NET INCOME (LOSS)...........................................                   $ 4,509,150        $(3,547,809)
                                                                               ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE:
Primary.....................................................                   $       .22        $      (.17)
                                                                               ===========        ===========
Fully diluted...............................................                   $       .22        $      (.17)
                                                                               ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Primary.....................................................                    20,366,216         20,886,372
                                                                               ===========        ===========
Fully diluted...............................................                    24,920,488         20,886,372
                                                                               ===========        ===========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                          -------------------------------------
                                                                          SEPTEMBER 28,          SEPTEMBER 29,
                                                                              1997                   1996
                                                                              ----                   ----
OPERATING ACTIVITIES:
    Net income (loss)............................................         $  4,509,150            $(3,547,809)
    Adjustments to reconcile net income (loss) to net
       cash flow provided by operating activities:
        Depreciation and amortization............................              838,461                535,809
        Loss on REMIC transaction................................                    -                 39,202
        Gain on sale of property and equipment...................                    -                (57,168)
        Provisions for losses....................................              780,583              8,748,868
        Interest accretion on investment in securities...........             (681,652)              (486,643)
        Proceeds from borrowings collateralized by notes
              receivable.........................................           17,501,452              7,263,913
        Payments on borrowings collateralized by notes
              receivable.........................................           (6,461,226)            (9,148,205)
        Provision (benefit) for deferred income taxes............            3,133,476             (2,465,427)
    (INCREASE) DECREASE IN OPERATING ASSETS:
      Contracts receivable.......................................           (2,393,015)             3,588,750
      Inventory..................................................           10,094,011             (2,836,980)
      Other assets...............................................           (1,206,256)               509,340
      Notes receivable...........................................          (16,885,439)              (343,324)
    INCREASE (DECREASE) IN OPERATING LIABILITIES:
      Accounts payable, accrued liabilities and other............            5,875,617             (1,515,403)
                                                                          ------------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................           15,105,162                284,923
                                                                          ------------            -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment...........................           (1,896,725)              (478,907)
   Sales of property and equipment...............................                    -                289,886
   Cash received from investment in securities...................            1,056,700                577,933
                                                                          ------------            -----------
NET CASH FLOW (USED) PROVIDED BY INVESTING ACTIVITIES............             (840,025)               388,912
                                                                          ------------            -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of 8% convertible notes payable........            6,000,000                      -
   Proceeds from borrowings under line-of-credit facilities and
      other notes payable........................................           24,725,597              7,786,568
   Payments under line-of-credit facilities and other notes
      payable....................................................          (31,347,707)            (6,016,807)
   Payment of debt issuance costs................................             (710,454)              (120,623)
   Payments for treasury stock...................................              (19,049)              (754,005)
   Proceeds from exercise of employee stock options..............              159,005                 77,146
                                                                          ------------            -----------
NET CASH FLOW (USED) PROVIDED BY FINANCING ACTIVITIES............           (1,192,608)               972,279
                                                                          ------------            -----------
Net increase in cash and cash equivalents........................           13,072,529              1,646,114
Cash and cash equivalents at beginning of period.................           11,597,147             11,389,141
                                                                          ------------            -----------
Cash and cash equivalents at end of period.......................           24,669,676             13,035,255
Restricted cash and cash equivalents at end of period............          (17,300,693)            (8,794,095)
                                                                          ------------            -----------
Unrestricted cash and cash equivalents at end of period..........         $  7,368,983            $ 4,241,160
                                                                          ============            ===========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


                                                                              SIX MONTHS ENDED
                                                                        -----------------------------
                                                                        SEPTEMBER 28,    SEPTEMBER 29,
                                                                            1997            1996
                                                                            ----            ----
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES
      Inventory acquired through financing......................        $10,344,631       $10,630,449
                                                                        ===========       ===========

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure..........................        $ 1,502,838       $ 1,139,438
                                                                        ===========       ===========

      Property and equipment acquired through financing.........        $   812,287       $   240,000
                                                                        ===========       ===========
      Investment in securities retained in
        connection with REMIC transactions......................        $        --       $ 1,315,153
                                                                        ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three- and six- month periods ended September 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Bluegreen Corporation's (the Company's) Annual Report to Shareholders for the fiscal year ended March 30, 1997.

ORGANIZATION

The Company is a national leisure and lifestyle product company operating predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's primary business is (i) the acquisition, development and sale of residential land and (ii) the acquisition and development of timeshare properties which are sold in weekly intervals. The Company offers financing to its land and timeshare purchasers.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions are eliminated.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding, after giving effect to all dilutive stock options using the treasury stock method. Fully diluted earnings (loss) per common share is computed in the same manner as primary earnings per share, but also includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 31, 1997 or the date of issuance, if later. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The Company does not believe that this accounting standard will have a material impact on reported earnings per share.

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 131 with the fiscal year beginning March 30, 1998. SFAS No. 131 does not have any impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures of segment information.

2.    ACQUISITION

Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively "RDI") for a purchase price of $7.5 million consisting of $6 million cash and a $1.5 million, 9% promissory note due October 3, 1999. The acquisition will be accounted for using the purchase method of accounting.

The Company financed the cash portion of the purchase price pursuant to the issuance of two, 8% convertible promissory notes in the aggregate principal amount of $6 million (the Notes) to a member of the Board of Directors of the Company (the Board) and an affiliate of a Board member. The Notes, which were executed on September 11, 1997, are due on September 11, 2002, and are convertible into the Company's common stock at a conversion price of $3.92 per share, subject to adjustment.

Headquartered in Fort Myers, Florida, RDI was privately-held and presently owns timeshare resorts in Orlando, Florida and Wisconsin Dells, Wisconsin. In addition, RDI manages 30 vacation ownership resorts, located in the southeastern sun-belt states, with a member base of approximately 80,000.

3.    INVENTORY

Inventory consists of real estate acquired for sale and is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or estimated fair value, net of costs to dispose. Real estate reacquired through foreclosure or deedback in lieu of foreclosure is recorded at the lower of fair value, net of costs to dispose, or the carrying value of the loan. The Company evaluates its inventory for potential impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The Company's inventories, by geographic region, are summarized below.


                                                    SEPTEMBER 28, 1997
                           ----------------------------------------------------------------------

GEOGRAPHIC REGION                   LAND            RESORTS       COMMUNITIES         TOTAL
-----------------                   ----            -------       ------------        -----
Southeast............            $11,724,301       $16,542,162     $3,671,986      $31,938,449
Southwest............             22,944,172                 -              -       22,944,172
Midwest..............              4,872,299        16,732,044              -       21,604,343
Rocky Mountains .....              4,613,926                 -              -        4,613,926
West ................              3,849,451                 -              -        3,849,451
Mid-Atlantic.........              2,934,917                 -              -        2,934,917
Northeast............                388,304                 -              -          388,304
Canada...............                 22,119                 -              -           22,119
                                 -----------       -----------     ----------      -----------
Totals...............            $51,349,489       $33,274,206     $3,671,986      $88,295,681
                                 ===========       ===========     ==========      ===========


                                                         MARCH 30, 1997
                                 -----------------------------------------------------------------
GEOGRAPHIC REGION                   LAND            RESORTS        COMMUNITIES          TOTAL
-----------------                   ----            -------        ------------         -----
Southeast............            $ 7,997,611       $15,028,592     $ 5,685,074       $28,711,277
Southwest............             19,959,473                 -               -        19,959,473
Midwest..............              8,050,969        12,495,034               -        20,546,003
Rocky Mountains .....              7,533,939                 -               -         7,533,939
West ................              5,511,879                 -               -         5,511,879
Mid-Atlantic.........              4,015,647                 -               -         4,015,647
Northeast............                382,341                 -               -           382,341
                                 -----------       -----------     -----------       -----------
Totals...............            $53,451,859       $27,523,626     $ 5,685,074       $86,660,559
                                 ===========       ===========     ===========       ===========

During 1996 management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts (timesharing) business and land business in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the six months ended September 29, 1996. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or deedback in lieu of foreclosure, odd lots from former projects and properties located in parts of the country where the Company has no plans for expansion. As of September 28, 1997, approximately 69% of the inventories subject to write-down had been sold.

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

i) The inability of the Company to find sources of capital on favorable terms for the pledge of land and timeshare notes receivable.

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

RESULTS OF OPERATIONS - FOR THE THREE- AND SIX-MONTH PERIODS.

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

The Company has historically experienced seasonal downward fluctuations in its gross revenues and net earnings in the third fiscal quarter. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage of completion method of accounting. Management expects that the Company will continue to invest in projects that will require more substantial development (with greater capital requirements) than in years prior to fiscal 1998.

DIVISIONAL RESULTS OF OPERATIONS

The Company's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate, which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. The Company does not intend to acquire any additional communities-related inventories and present Communities Division operations are being terminated through a combination of retail sales and bulk sales.

The following tables set forth the selected financial data for the divisions comprising the consolidated operations of the Company for the three months ended September 28, 1997 (the 1997 Quarter) and September 29, 1996 (the 1996 Quarter).


                                                          (DOLLARS IN THOUSANDS)
                                                  THREE MONTHS ENDED SEPTEMBER 28, 1997
                                                 ------------------------------------------
                                LAND                   RESORTS               COMMUNITIES             TOTAL
                          -------------------    -------------------     ------------------     ------------------
Sales of real
 estate..............     $29,732      100.0%    $14,612      100.0%     $    976     100.0%    $45,320     100.0%

Cost of real estate
 sold................      16,635       55.9%      3,764       25.8%        1,019     104.4%     21,418      47.3%
                          -------      -----     -------      -----      --------     -----     -------     -----
Gross profit (loss)..      13,097       44.1%     10,848       74.2%         (43)      (4.4%)    23,902      52.7%

Field selling,
 general and
 administrative
 expense (1).........       7,485       25.1%      8,776       60.1%           49       5.0%     16,310      36.0%
                          -------      -----     -------      -----      --------     -----     -------     -----
Field operating
 profit (loss) (2)...     $ 5,612       18.9%    $ 2,072       14.2%     $   (92)      (9.4%)   $ 7,592      16.8%
                          =======      =====     =======      =====      =======      =====     =======     =====




                                                          (DOLLARS IN THOUSANDS)
                                                  THREE MONTHS ENDED SEPTEMBER 29, 1996
                                                  -------------------------------------
                                LAND                   RESORTS               COMMUNITIES             TOTAL
                          -------------------     ------------------       -----------------    ------------------
Sales of real
 estate..............     $17,895      100.0%     $6,757      100.0%       $1,799     100.0%    $26,451     100.0%
Cost of real estate
 sold................       9,376       52.4%      2,047       30.3%        1,775      98.7%     13,198      49.9%
                          -------      -----     -------      -----      --------     -----     -------     -----
Gross profit.........       8,519       47.6%      4,710       69.7%           24       1.3%     13,253      50.1%

Field selling,
 general and
 administrative
 expense (1).........       5,662       31.6%      4,399       65.1%          255      14.2%     10,316      39.0%
                          -------      -----     -------      -----      --------     -----     -------     -----
Field operating
 profit (loss) (2)...     $ 2,857       16.0%     $  311        4.6%        $(231)    (12.9)%   $ 2,937      11.1%
                          =======      =====     =======      =====      ========     =====     =======     =====


(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

The following tables set forth the selected financial data for the divisions comprising the consolidated operations of the Company for the six months ended September 28, 1997 (the 1997 Period) and September 29, 1996 (the 1996 Period).


                                                          (DOLLARS IN THOUSANDS)
                                                   SIX MONTHS ENDED SEPTEMBER 28, 1997
                                                 ------------------------------------------
                                 LAND                   RESORTS               COMMUNITIES               TOTAL
                          -------------------    -------------------       ----------------     ------------------
Sales of real
 estate........           $51,802      100.0%    $23,570      100.0%       $3,041     100.0%    $78,412     100.0%
Cost of real estate
 sold................      27,423       52.9%      6,072       25.7%        3,079     101.2%     36,574      46.6%
                          -------      -----     -------      -----      --------     -----     -------     -----
Gross profit (loss)..      24,379       47.1%     17,498       74.3%         (38)     (1.2%)     41,838      53.4%

Field selling,
 general and
 administrative
 expense (1).........      13,948       26.9%     14,628       62.1%          130       4.3%     28,706      36.6%
                          -------      -----     -------      -----      --------     -----     -------     -----
Field operating
 profit (loss) (2)...     $10,431       20.1%   $  2,870       12.2%       $(168)       5.5%    $13,132      16.7%
                          =======       =====   ========       =====       ======       ====    =======      =====



                                                          (DOLLARS IN THOUSANDS)
                                                   SIX MONTHS ENDED SEPTEMBER 29, 1996
                                                 -------------------------------------------
                                LAND                  RESORTS                COMMUNITIES             TOTAL
                          -------------------    -------------------       -----------------    ------------------
Sales of real
 estate..............     $38,453      100.0%    $12,771      100.0%       $4,009     100.0%    $55,233     100.0%
Cost of real estate
 sold................      19,624       51.0%      4,102       32.1%        3,926      98.0%     27,652      50.1%
                          -------      -----     -------      -----      --------     -----     -------     -----
Gross profit.........      18,829       49.0%      8,669       67.9%           83       2.0%     27,581      49.9%

Field selling,
 general and
 administrative
 expense (1).........      12,055       31.4%      8,348       65.4%          707      17.6%     21,110      38.2%
                          -------      -----     -------      -----      --------     -----     -------     -----
Field operating
 profit (loss) (2)...     $ 6,774       17.6%    $   321        2.5%      $ (624)    (15.6)%   $  6,471      11.7%
                          =======      =====     =======      =====      =======     =====     ========     =====



(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

Consolidated sales of real estate increased 71.3% to $45.3 million for the 1997 Quarter compared to $26.5 million for the 1996 Quarter. Consolidated sales of real estate increased 42.0% to $78.4 million for the 1997 Period compared to $55.2 million for the 1996 Period. Increases in land and timeshare sales during the 1997 Quarter and 1997 Period were partially offset by slightly lower communities' sales.

As of March 30, 1997, approximately $8.4 million in sales or $3.8 million in estimated income was deferred under percentage of completion accounting. At September 28, 1997, $18.5 million of sales or $8.8 million in estimated income was deferred and is included on the consolidated balance sheet.

LAND DIVISION

During the 1997 and 1996 Quarters, land sales contributed $29.7 million or 65.6% and $17.9 million or 68%, respectively, of the Company's total consolidated revenues from the sale of real estate.

During the 1997 and 1996 Periods, land sales contributed $51.8 million or 66.1% and $38.5 million or 69.7%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The tables set forth below outline the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated, BEFORE giving effect to the percentage of completion method of accounting and excluding a $2 million bulk land sale during the 1997 Quarter. Accordingly, the calculation of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than those reported above and on the earlier table (outlining sales revenue by division AFTER applying percentage of completion method of accounting and including the $2 million bulk land sale).


                                                       THREE MONTHS ENDED
                       ---------------------------------------------------------------------------
                                  SEPTEMBER 28, 1997                      SEPTEMBER 29, 1996
                       --------------------------------------      -------------------------------
                                                      AVERAGE                              AVERAGE
                                 NUMBER OF        SALES PRICE             NUMBER OF    SALES PRICE
GEOGRAPHIC REGION             PARCELS SOLD         PER PARCEL          PARCELS SOLD     PER PARCEL
-----------------             ------------         ----------          ------------     ----------
Southwest.........                     350          $  43,694                   246     $   37,597
Southeast.........                     123             48,636                    50         33,273
Midwest...........                      82             30,583                    47         30,509
Mid-Atlantic......                      46             39,864                    43         45,635
Rocky Mountains.                        93             26,198                    91         32,640
West..............                      22            162,568                     8        133,688
Northeast.........                       8             10,638                    11         32,509
                                       ---          ---------                   ---     ----------
Totals............                     724             42,915                   496         37,714
                                       ===          =========                   ===     ==========


                                                       SIX MONTHS ENDED
                       ---------------------------------------------------------------------------
                                  SEPTEMBER 28, 1997                      SEPTEMBER 29, 1996
                       --------------------------------------      -------------------------------
                                                      AVERAGE                              AVERAGE
                                 NUMBER OF        SALES PRICE             NUMBER OF    SALES PRICE
GEOGRAPHIC REGION             PARCELS SOLD         PER PARCEL          PARCELS SOLD     PER PARCEL
-----------------             ------------         ----------          ------------     ----------
Southwest.........                     627          $  43,605                   536      $  37,044
Southeast.........                     195             53,758                   149         35,636
Midwest...........                     132             34,433                   118         25,628
Mid-Atlantic......                     109             43,752                    97         37,835
Rocky Mountains.                       148             35,772                   131         39,355
West..............                      34            162,485                    10        131,950
Northeast.........                      19             11,716                    29         21,319
                                     -----          ---------                 -----      ---------
Totals............                   1,264             46,168                 1,070         36,404
                                     =====          =========                 =====      =========


The number of parcels sold and average sales price per parcel increased due to the following:

- Southwest region - Increases are due to the Company's Bentwater and White Oak Estates projects, which opened in fiscal 1998

- Southeast region - Increases are due to the recently opened Winding River property in North Carolina. The project will feature a host of amenities including a beach club, 27-hole championship golf course, club-house, private marina and bike paths.

- Midwest region - Increases are attributable to the recent opening of two properties in Tennessee. One project features lake frontage and the other property lies adjacent to a daily-fee golf course currently under development by a third party.

- West region -Greater parcel sales and higher average sales prices are indicative of the Company's Arizona project gaining more momentum as it enters its third year in marketing and sales. The Arizona property is being marketed in parcels of at least 35 acres at retail prices ranging from $100,000 to $185,000.

The Company plans to continue to dedicate greater resources to fewer land properties located in areas with proven records of strong operating performance. These locations include, but are not limited to Texas, the Carolinas, Virginia, Tennessee and Arizona.

The average gross margin for the Land Division was 44.1% and 47.6% for the 1997 and 1996 Quarters, respectively, and was 47.1% and 49.0% for the 1997 and 1996 Periods, respectively. The average gross margin decreased primarily due to a loss recognized on the liquidation of a large parcel of land during the 1997 Quarter as part of the Company's continuing effort to exit from less profitable markets, and increased sales at a lower-margin property in the Company's Mid-Atlantic region. The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land (and timeshare) properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

RESORTS DIVISION

During the 1997 and 1996 Quarters, sales of timeshare intervals contributed $14.6 million or 32.2% and $6.8 million or 26%, respectively, of the Company's total consolidated revenues from the sale of real estate.

During the 1997 and 1996 Periods, sales of timeshare intervals contributed $23.6 million or 30.1% and $12.8 million or 23.2%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following tables set forth information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting. Accordingly, the calculation of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported above and on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions).


                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                              SEPTEMBER 28,       SEPTEMBER 29,
                                                                  1997                1996
                                                                  ----                ----
Number of intervals sold.........................                 1,856                928

Average sales price per interval.................                $8,536              $8,377

Gross margin.....................................                 74.2%               69.7%



                                                                       SIX MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 28,       SEPTEMBER 29,
                                                                  1997                1996
                                                                  ----                ----
Number of intervals sold.........................                 2,836               1,776

Average sales price per interval.................                $8,980              $8,249

Gross margin.....................................                 74.3%               67.9%


The increase in the number of intervals sold was primarily due to two new resort properties that became operational during fiscal 1998 - Harbour Lights in Myrtle Beach, South Carolina, and The Falls Village in Branson, Missouri, which generated 468 and 233 interval sales, respectively, during the 1997 Quarter and 865 and 265 interval sales, respectively, during the 1997 Period. In addition, interval sales increased due to the seasoning of existing resorts and the increased effectiveness of marketing programs.

The improvement in gross margins from the Company's resorts was primarily the result of increases in the retail selling prices, particularly at the new Myrtle Beach and Branson resorts, which generated profit margins of approximately 74% and 73%, respectively.

COMMUNITIES DIVISION

During the three months ended September 28, 1997, the Company's Communities Division contributed $1.0 million in sales revenue, or approximately 2.2% of total consolidated revenues from the sale of real estate. During the three months ended September 29, 1996, the Communities Division generated $1.8 million in sales revenue, or approximately 7% of total consolidated revenues from the sales of real estate.

During the six months ended September 28, 1997, the Company's Communities Division contributed $3.0 million in sales revenue, or approximately 3.8% of total consolidated revenues from the sale of real estate. During the six months ended September 29, 1996, the Communities Division generated $4.0 million in sales revenue, or approximately 7% of total consolidated revenues from the sales of real estate.

The decrease in Communities Division sales is primarily due to the continuing termination of present operations through a combination of retail sales and bulk sales as the Company's primary focus continues to be its core lines of business (land and resort interval sales).

INTEREST INCOME

Interest income increased 44.1% to $2.2 million for the three months ended September 28, 1997 compared to $1.5 million for the three months ended September 29, 1996. Interest income increased 36.7% to $4.1 million for the six months ended September 28, 1997 compared to $3.0 million for the six months ended September 29, 1996. The Company's interest income is earned from its receivables, securities retained pursuant to REMIC financings and cash and cash equivalents. The table set forth below outlines interest income earned from assets for the periods indicated.



                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                       SEPTEMBER 28,      SEPTEMBER 29,
INTEREST INCOME AND OTHER:                                 1997              1996
--------------------------                                 ----              ----
Receivables held and servicing fees
   from whole-loan sales.........................        $1,644,935        $ 1,118,106
Securities retained in connection with REMIC
   financings including REMIC servicing fee......           432,336            337,758
Cash and cash equivalents........................           156,200             93,906
                                                         ----------         ----------
Totals...........................................        $2,233,471         $1,549,770
                                                         ==========         ==========


                                                              SIX MONTHS ENDED
                                                       --------------------------------
                                                       SEPTEMBER 28,      SEPTEMBER 29,
INTEREST INCOME AND OTHER:                                 1997              1996
--------------------------                                 ----              ----
Receivables held and servicing fees
   from whole-loan sales.........................        $3,019,688        $ 2,181,580
Securities retained in connection with REMIC
   financings including REMIC servicing fee......           852,506            669,348
Loss on REMIC transactions.......................                 -            (39,202)
Cash and cash equivalents........................           262,013            182,509
                                                         ----------        -----------
Totals...........................................        $4,134,207        $ 2,994,235
                                                         ==========        ===========

The increase in interest income is primarily due to an increase in the average note receivable balance during the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (S, G & A EXPENSE)

S,G&A Expense totaled $19.0 million and $12.5 million for the three months ended September 28, 1997 and September 29, 1996, respectively, and $33.9 million and $25.5 million for the six months ended September 28, 1997 and September 29, 1996, respectively. A significant portion of S,G&A Expense is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A Expense (including corporate administrative expense) decreased to 42.0% in the 1997 Quarter as compared to 47.0% in the 1996 Quarter and decreased to 43.4% in the 1997 Period as compared to 46% in the 1996 Period. The decrease in S,G&A
Expense as a percentage of sales is primarily due to the Company's strategic emphasis placed on controlling costs, coupled with achieving the critical revenue mass in the resort division to support the existing infrastructure.

INTEREST EXPENSE

Interest expense totaled $2.0 million and $1.2 million for the three months ended September 28, 1997 and September 29, 1996, respectively. The 66.7% increase in interest expense for the 1997 Quarter was primarily attributable to increased borrowings associated with the Company's receivable-backed notes payable and for the acquisition of land. The table set forth below outlines the components of interest expense for the periods indicated.


                                                              THREE MONTHS ENDED
                                                        --------------------------------
                                                        SEPTEMBER 28,      SEPTEMBER 29,
INTEREST EXPENSE ON:                                        1997               1996
--------------------                                        ----               ----
Receivable-backed notes payable.................         $  783,986         $  415,674
Lines of credit and notes payable...............            906,442            716,672
8.25% convertible subordinated debentures.......            716,492            716,492
Other financing costs...........................            367,819            230,610
Capitalization of interest......................           (775,684)          (897,739)
                                                         ----------         ----------
Totals..........................................         $1,999,055         $1,181,709
                                                         ==========         ==========

Interest expense totaled $3.8 million and $2.5 million for the six months ended September 28, 1997 and September 29, 1996, respectively. The 52.0% increase in interest expense for the 1997 Period was primarily attributable to increased borrowings associated with the Company's receivable-backed notes payable and for the acquisition of land. The table set forth below outlines the components of interest expense for the periods indicated.

                                                              SIX MONTHS ENDED
                                                       -------------------------------
                                                       SEPTEMBER 28,      SEPTEMBER 29,
INTEREST EXPENSE ON:                                        1997              1996
--------------------                                        ----              ----
Receivable-backed notes payable..................        $1,456,349      $     834,792
Lines of credit and notes payable................         1,824,284          1,249,071
8.25% convertible subordinated debentures........         1,432,984          1,432,984
Other financing costs............................           632,420            454,516
Capitalization of interest.......................       (1,560,462)        (1,500,450)
                                                        -----------       ------------
Totals...........................................        $3,785,575       $  2,470,913
                                                         ==========       ============

PROVISIONS FOR LOSSES

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $469,029 and $279,815 during the three months ended September 28, 1997 and September 29, 1996, respectively and $780,583 and $549,000 during the six months ended September 28, 1997 and September 29, 1996, respectively. The increase in the provision for losses is commensurate with the significant increase in timeshare revenues during the 1997 Quarter and 1997 Period.

In addition, during 1996, management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts (timesharing) business and land business in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the first quarter of 1996. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or deedback in lieu of foreclosure, odd lots from former projects or properties located in parts of the country where the Company has no plans for expansion. As of September 28, 1997 approximately 69% of the inventories subject to write-down had been sold.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL. The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales of real estate, (ii) downpayments on real estate and timeshare sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans arising from land sales and contracts for deed arising from sales of timeshare intervals (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, Receivables. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt and equity securities. Currently, the primary external sources of liquidity include seller and bank financing of inventory acquisitions and development along with borrowings under secured lines-of-credit. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations.

Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders. In addition, the Company has historically sold land loans in connection with private placement REMIC financings. The Company currently is advanced 90% of the face amount of the eligible notes when pledged to lenders. The Company classifies the indebtedness secured by Receivables as "Receivable-backed notes payable" on the Consolidated Balance Sheets. During the 1997 and 1996 Periods, the Company borrowed $17.5 million and $7.3 million, respectively, through the pledge of Receivables. During the 1996 Period, the Company raised an additional $11.8 million net of transaction costs and prior to the retirement of debt, from the sale of land Receivables under a private placement REMIC transaction. The Company does not expect to complete a REMIC transaction for land Receivables during fiscal 1998 because it is anticipated that a high percentage of such sales will be received in cash. Therefore a sufficient quantity of land Receivables will not be accumulated to make a REMIC transaction cost effective. The discussion below provides additional information with respect to credit facilities secured by Receivables and the sale of Receivables through private placement transactions.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES

The Company has a $20.0 million credit facility with a financial institution that provides for receivable financing for the first and second phases of a multi-phase timeshare project in Gatlinburg, Tennessee. The interest rate charged under the facility is the prime lending rate plus 2.0%. At September 28, 1997, the outstanding principal balance under the credit agreement was $12.4 million. The ability to borrow under the facility expires in November 1998.

The Company has another credit facility with this same lender that provides for receivable financing in the amount of $15.0 million on a second timeshare resort located in Pigeon Forge, Tennessee. The interest rate charged under the facility is the prime lending rate plus 2.0%. At September 28, 1997, the outstanding principal balance under the credit agreement was $5.6 million. The ability to borrow under the facility expires in February 1999.

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

The Company has a third credit facility with another financial institution which provides for receivable financing in the amount of $10.0 million on a third timeshare resort located in Myrtle Beach, South Carolina. The interest rate charged under the line-of-credit is the three-month London Interbank Offered Rate ("LIBOR") plus 4.25%. At September 28, 1997, the outstanding principal balance under the facility was $6.5 million. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the Receivables portion of this facility. In April 1997 the Company acquired additional property in Myrtle Beach, South Carolina for its fourth timeshare resort. The Company has received a commitment letter from this same lender for Receivables financing on the project in the amount of $7.0 million. No assurances can be given that the facility will be obtained on terms satisfactory to the Company, if at all.

The Company has obtained a credit facility with another financial institution that provides for receivable financing in the amount of $10.0 million on the Company's timeshare resort located in Branson, Missouri. The interest rate charged under the facility is the prime lending rate plus 2.25% for the first $5 million of borrowings and prime plus 2.00% for borrowings in excess of $5 million. As of September 28, 1997, the Company had not yet borrowed under this credit facility. The ability to borrow under the facility expires in April 2000, with any remaining outstanding amounts due in April 2005.

CREDIT FACILITIES FOR LAND RECEIVABLES

The Company has a $20.0 million revolving credit facility with another financial institution for the pledge of land receivables. The Company uses the facility as a temporary warehouse until it accumulates a sufficient quantity of land receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables. In addition, up to $8.0 million of the facility can be used for land acquisition purposes. The interest rates charged on outstanding borrowings range from the prime lending rate plus .5% to prime plus 1.0%, depending on the amount of outstanding borrowings. At September 28, 1997, the outstanding principal balance under the facility was $3.7 million. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

The Company has $3.9 million outstanding and secured by land receivables as of September 28, 1997 with another financial institution. The interest rate charged under the agreement is the prime lending rate plus 2.0%. All principal and interest payments received from the pledged Receivables are applied to the principal and interest due under the facility. Furthermore, at no time may Receivable related indebtedness exceed 90% of the face amount of eligible pledged Receivables. The Company is obligated to pledge additional Receivables or make additional principal payments on the Receivable related indebtedness in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date. The indebtedness secured by Receivables matures ten years from the date of the last advance. The ability to receive additional advances under the facility expired and the Company is currently engaged in discussions with the lender about the renewal of the facility. No assurances can be given that the facility will be renewed on terms satisfactory to the Company, if at all.

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

At September 28, 1997, the aggregate outstanding balance on the Company's acquisition and development loans was approximately $19.6 million.

CREDIT FACILITIES FOR RESORT PROPERTIES

The Company has a loan secured by a South Carolina timeshare resort. At September 28, 1997, $8.2 million was outstanding. The interest rate charged under the agreement is the three-month LIBOR plus 4.25%. Principal is repaid through release payments as weekly intervals are sold. Interest is paid monthly. The indebtedness is due in March 2001.

The Company has another loan secured by a second South Carolina timeshare resort with this same lender. At September 28, 1997, $566,000 was outstanding. The interest rate charged under the agreement is the three-month LIBOR plus 4.75%. Principal is repaid through release payments as weekly intervals are sold. Interest is paid monthly. The indebtedness is due in April 2000. The Company is engaged in discussions with this lender about construction and development financing for the project. No assurances can be given that construction and development financing will be obtained with this lender on terms satisfactory to the Company, if at all.

The Company has a loan secured by a Tennessee timeshare resort. At September 28, 1997, $3.5 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 2.0%. Principal is repaid annually. Interest is paid monthly. The indebtedness is due in August 2002.

CREDIT FACILITIES FOR LAND PROPERTIES

The Company has another credit facility for up to $12.6 million for the development of residential lots and a golf course for a property located in North Carolina. At September 28, 1997, $2.5 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 1%. The agreement calls for interest to be paid monthly and principal to be repaid through release payments as lots are sold. The indebtedness is due in April 2000.

The Company has another loan with a financial institution for up to $10 million secured by properties in Texas. At September 28, 1997, $1.6 million was outstanding. The interest rate charged under the agreement is the prime lending rate plus 2.75%. The agreement calls for interest to be paid monthly and principal to be repaid through release payments as lots are sold. This indebtedness is due in October 1999.

OTHER DEBT ARRANGEMENTS

The Company borrowed $3.8 million dollars during the 1997 Period pursuant to a term loan with a financial institution. The term loan is secured by certain of the Company's investments in REMIC certificates and bears interest at the three-month LIBOR plus 4.5%. The term loan is due in installments through February 2001. At September 28, 1997, $3.7 million of the term loan is outstanding.

Also during the 1997 Period, the Company issued $6 million of convertible notes payable to a member of the Company's Board of Directors and an affiliate of a Board member. The notes bear interest at 8.0%, and are convertible into the Company's common stock at a conversion price of $3.92 per share, subject to adjustment. Interest is payable quarterly. The notes are due on September 11, 2002.

The Company also has $34.7 million of convertible subordinated debentures outstanding at September 28, 1997. The debentures bear interest at 8.25%, and are convertible into the Company's common stock at a conversion price of $8.24 per share, subject to adjustment. The debentures are redeemable at any time, at the Company's option, in whole or in part. The Company is obligated to redeem annually 10% of the principal amount of the debentures originally issued, commencing May 15, 2003. The debentures are unsecured and subordinated to all senior indebtedness of the Company. Interest is payable semi-annually on May 15 and November 15.

The Company is required to comply with certain covenants under several of its debt agreements discussed above, including financial covenants. The Company was in compliance with each of such covenants at September 28, 1997 and for each reporting period during fiscal 1998, 1997, and 1996.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $7.4 million at September 28, 1997. As discussed under "Uses of Capital", the Company's business has changed in recent years to include timeshare development and sales. Additionally, the Company has recently invested greater resources into fewer, more capital intensive land projects. As a result, capital requirements to develop inventories owned as of September 28, 1997 are materially higher than those in years prior to 1997. The Company plans to seek external sources of capital for the development of a substantial portion of its inventories. Based upon the existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company can obtain adequate financial resources to satisfy its anticipated capital requirements, although no assurances can be given. In the event that an existing facility expires and is not amended and/or the Company can not obtain additional capital under satisfactory terms, lower ready-for-sale inventories would result in reduced sales and the Company's ability to meet its liquidity and capital resource requirements would be materially adversely affected.

USES OF CAPITAL. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt obligations.

The Company's net inventory was $88.3 million at September 28, 1997 and $86.7 million at March 30, 1997. With respect to its inventory, the Company requires capital (i) to improve land intended for recreational, vacation, retirement or primary homesite use by purchasers and (ii) to develop timeshare property. The Company estimates that the total cash required to complete preparation for the retail sale of consolidated inventories as of September 28, 1997 is approximately $175.3 million.

1997 PERIOD VS. 1996 PERIOD

Cash and cash equivalents increased by $13.1 million and $1.6 million during the 1997 Period and 1996 Period, respectively.

Net cash provided by the Company's operations was $15.1 million and $284,923 for the 1997 Period and 1996 Period, respectively. The increase in cash flow from operations was primarily attributable to an increase in sales of inventory during the 1997 Period as well as an increase in net cash provided by the hypothecation of the Company's notes receivable from land and resort interval sales.

Net cash used by investing activities was $840,025 for the 1997 Period. Net cash provided by financing activities was $388,912 for the 1996 Period. The decrease in net cash provided by investing activities was due to a $1.4 million increase in property and equipment purchases, partially offset by a $500,000 increase in cash received from the Company's investment in REMIC securities.

Net cash used by financing activities was $1.2 million for the 1997 Period. Net cash provided by financing activities was $972,279 for the 1996 Period. The decrease in net cash provided by investing activities was due to an $8.3 million increase in net payments under the Company's line-of-credit facilities and other notes payable, partially offset by the $6 million proceeds from the issuance of the Company's 8% convertible notes payable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This item is not applicable.

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

ITEM 2.  CHANGES IN SECURITIES

         (c) During the period covered by this report, the Company sold $6 million aggregate principal amount of convertible notes due 2002 (the "Convertible Notes") in a private placement for cash at par. The Convertible Notes were issued pursuant to the terms of a Note Purchase Agreement dated as of September 11, 1997 (the "Note Purchase Agreement"). The Convertible Notes bear interest at 8% per annum and have a maturity date of September 11, 2002. The outstanding balances of the Convertible Notes are convertible into the Company's Common Stock at a conversion price of $3.92 per share, subject to adjustment for dilutive events. Neither the Convertible Notes nor any common stock issuable upon conversion thereof has been registered under the Securities Act of 1933; the Convertible Notes were issued to Joseph Abeles, a director of the Company, and Grace Brothers, Ltd., an affiliate of Bradford T. Whitmore, who is also a director of the Company, pursuant to the exemption from registration contained in
         Section 4(2) of the Securities Act for transactions not involving a public offering. The Note Purchase Agreement includes customary investment representations and restrictions on the transfer of the securities issued thereunder. The proceeds of the Convertible Notes were issued to finance the Company's acquisition of the capital stock of RDI Group, Inc. and Resort Title Insurance Agency, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information with respect to the Company's Annual Meeting of Shareholders held on July 30, 1997 was included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         The following exhibits are included herein:

         (11)    Statement re: computation of earnings (loss) per share

         (27)    Financial Data Schedule (for SEC use only).

   (b) The Company filed a Current Report on Form 8-K dated October 6, 1997 reporting under Item 2 thereof the acquisition of the capital stock of RDI Group, Inc. and Resort Title Insurance Agency, Inc. and, in connection therewith, the issuance by the Company of the Convertible Notes. Such Form 8-K included certain exhibits, including the Stock Purchase Agreement pursuant to which RDI Group, Inc. and Resort Title Insurance Agency, Inc. were acquired and the Note Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BLUEGREEN CORPORATION
                                            (Registrant)



Date:  November 10, 1997               By: /S/ GEORGE F. DONOVAN
                                           ------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer



Date:  November 10, 1997               By: /S/ JOHN F. CHISTE
                                           ------------------------------------
                                           John F. Chiste
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)



Date:  November 10, 1997               By: /S/ ANTHONY M. PULEO
                                           ------------------------------------
                                           Anthony M. Puleo
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)