Form 10-Q
period 1997-12-28
BLUEGREEN CORP
filed 1998-02-11
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended December 28, 1997

                                       or

[ ]   -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                   03-0300793
---------------------------------------         --------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     5295 Town Center Road, Boca Raton, Florida               33486
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of February 9, 1998, there were 20,743,203 shares issued, 449,800 treasury shares and 20,293,403 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.      FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                   ----
             CONDENSED CONSOLIDATED BALANCE SHEETS AT
                  DECEMBER 28, 1997 AND MARCH 30, 1997 ........................................    3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                  ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996 ...............................    4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - NINE MONTHS
                  ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996................................    5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
                  ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996 ...............................    6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................    8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .........................................    12


PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ................................................................    23

ITEM 2.      CHANGES IN SECURITIES ............................................................    23

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES ..................................................    23

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................    23

ITEM 5.      OTHER INFORMATION ................................................................    23

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K .................................................    23

SIGNATURES....................................................................................     24

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                       DECEMBER 28,        MARCH 30,
                                                                           1997              1997
                                                                           ----              ----
                                                                        (UNAUDITED)         (NOTE)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $13,300 and $8,000 at
   December 28, 1997 and March 30, 1997, respectively)....              $   25,124        $  11,597
Contracts receivable, net.................................                  12,646           14,308
Notes receivable, net.....................................                  73,116           34,619
Investment in securities..................................                  10,600           11,067
Inventory, net............................................                 112,297           86,660
Property and equipment, net...............................                  11,147            4,949
Debt issuance costs, net..................................                   1,782            1,064
Other assets..............................................                   8,096            5,363
                                                                          --------         --------
   TOTAL ASSETS...........................................                $254,808         $169,627
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..........................................               $   4,590       $    1,918
Deferred income...........................................                   8,322            3,792
Accrued liabilities and other.............................                  14,101           10,118
Lines-of-credit and notes payable.........................                  61,909           35,906
Deferred income taxes.....................................                   6,712            2,856
Receivable-backed notes payable...........................                  51,536           21,055
8.00% convertible notes payable to related parties........                   6,000                -
8.25% convertible subordinated debentures.................                  34,739           34,739
                                                                          --------         --------
   TOTAL LIABILITIES......................................                 187,909          110,384

Minority interest.........................................                     250                -

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued............................................                       -                -
Common stock, $.01 par value, 90,000 shares
authorized; 20,743 and 20,602 shares issued at  December 28, 1997
   and March 30, 1997,  respectively......................                     208              206
Capital-in-excess of par value............................                  71,844           71,410
Accumulated deficit.......................................                  (4,179)         (11,163)
Treasury stock, 450 and 443 common shares at
   cost at December 28, 1997 and March 30, 1997,
   respectively ..........................................                  (1,389)         ( 1,370)
Net unrealized gains on investments available-for-sale, net
   of income taxes........................................                     165              160
                                                                          --------         --------
    TOTAL SHAREHOLDERS' EQUITY............................                  66,649           59,243
                                                                          --------         --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............                $254,808         $169,627
                                                                          ========         ========

Note: The condensed consolidated balance sheet at March 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                            DECEMBER 28,      DECEMBER 29,
                                                                                1997              1996
                                                                                ----              ----
REVENUES:
   Sales of real estate.....................................                  $44,490             $26,478
   Other resort services revenue............................                    1,585                   -
   Interest income and other................................                    3,190               1,583
                                                                              -------             -------
                                                                               49,265              28,061

COST AND EXPENSES:
   Cost of real estate sold.................................                   18,703              13,731
   Cost of other resort services............................                    1,509                   -
   Selling, general and administrative expense..............                   21,610              12,548
   Interest expense.........................................                    2,726               1,445
   Provisions for losses....................................                      568                 352
                                                                              -------             -------
                                                                               45,116              28,076
                                                                              -------             -------

Income (loss) from operations...............................                    4,149                 (15)

Other (expense) income......................................                      (33)                 49
                                                                              -------             -------
Income before income taxes..................................                    4,116                  34
Provision  for income taxes.................................                    1,641                  14
                                                                              -------             -------

NET INCOME..................................................                  $ 2,475             $    20
                                                                              =======             =======

EARNINGS PER COMMON SHARE:

Basic.......................................................                  $   .12             $     -
                                                                              =======             =======
Diluted.....................................................                  $   .11             $     -
                                                                              =======             =======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic.......................................................                   20,358              20,203
                                                                              =======             =======
Diluted.....................................................                   26,744              21,031
                                                                              =======             =======


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                          ----------------------------------
                                                                            DECEMBER 28,      DECEMBER 29,
                                                                                1997              1996
                                                                                ----              ----
REVENUES:
   Sales of real estate.....................................                  $122,902           $81,712
   Other resort services revenue............................                     1,585                 -
   Interest income and other................................                     7,324             4,577
                                                                              --------           -------
                                                                               131,811            86,289

COST AND EXPENSES:
   Cost of real estate sold.................................                    55,277            41,384
   Cost of other resort services............................                     1,509                 -
   Selling, general and administrative expense..............                    55,526            38,051
   Interest expense.........................................                     6,512             3,916
   Provisions for losses....................................                     1,349             9,101
                                                                              --------           -------
                                                                               120,173            92,452
                                                                              --------           -------

Income (loss) from operations...............................                    11,638            (6,163)

Other income................................................                       120               184
                                                                              --------           -------
Income (loss) before income taxes...........................                    11,758            (5,979)
Provision (benefit) for income taxes........................                     4,774            (2,451)
                                                                              --------           -------
NET INCOME (LOSS)...........................................                    $6,984           $(3,528)
                                                                              ========          ========

EARNINGS (LOSS) PER COMMON SHARE:
Basic.......................................................                  $    .35          $ (  .17)
                                                                              ========          ========
Diluted.....................................................                  $    .33          $ (  .17)
                                                                              ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic.......................................................                    20,193            20,372
                                                                              ========          ========
Diluted.....................................................                    25,467            20,372
                                                                              ========          ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                    -----------------------------------------
                                                                      DECEMBER 28,          DECEMBER 29,
                                                                          1997                  1996
                                                                          ----                  ----
OPERATING ACTIVITIES:
    Net income (loss)............................................           $6,984             $(3,528)
    Adjustments to reconcile net income (loss) to net
       cash flow provided by operating activities,
       net of effects of acquisition:
        Depreciation and amortization............................            1,345                 807
        Loss on REMIC transaction................................                -                  96
        Gain on sale of property and equipment...................                -                 (44)
        Provisions for losses....................................            1,349               9,101
        Interest accretion on investment in securities...........           (1,047)               (745)
        Proceeds from borrowings collateralized by notes
              receivable.......................................             26,495              14,004
        Payments on borrowings collateralized by notes
              receivable.......................................            (11,440)            (14,060)
        Provision (benefit) for deferred income taxes............            4,774              (2,451)
    (INCREASE) DECREASE IN OPERATING ASSETS:
      Contracts receivable.......................................            1,662               4,310
      Inventory..................................................            3,944              (3,442)
      Other assets...............................................           (2,062)               (574)
      Notes receivable...........................................          (22,437)                855
    INCREASE (DECREASE) IN OPERATING LIABILITIES:
      Accounts payable, accrued liabilities and other............            4,531              (3,437)
                                                                          --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................           14,098                 892
                                                                          --------            --------
INVESTING ACTIVITIES:
   Acquisition of RDI Group, Inc. and Resort Title Agency,
      Inc., net of cash acquired.................................           (2,421)                  -
   Purchases of property and equipment...........................           (2,909)               (998)
   Sales of property and equipment...............................              225                 586
   Cash received from investment in securities...................            1,524               1,114
                                                                          --------            --------
NET CASH FLOW (USED) PROVIDED BY INVESTING ACTIVITIES............           (3,581)                702
                                                                          --------            --------
FINANCING ACTIVITIES:
   Proceeds from issuance of 8% convertible notes payable                    6,000                   -
   Proceeds from borrowings under line-of-credit facilities and
      other notes payable........................................           36,136              11,946
   Payments under line-of-credit facilities and other notes
      payable....................................................          (38,531)             (8,877)
   Payment of debt issuance costs................................             (900)               (206)
   Payments for treasury stock...................................              (19)             (1,245)
   Proceeds from exercise of employee stock options..............              324                 115
                                                                          --------            --------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES...................            3,010               1,733
                                                                          --------            --------
Net increase in cash and cash equivalents........................           13,527               3,327
Cash and cash equivalents at beginning of period.................           11,597              11,389
                                                                          --------            --------
Cash and cash equivalents at end of period.......................           25,124              14,716
Restricted cash and cash equivalents at end of period............          (13,300)             (8,617)
                                                                          --------            --------
Unrestricted cash and cash equivalents at end of period..........          $11,824            $  6,099
                                                                           =======            ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                           NINE MONTHS ENDED
                                                                  ------------------------------------
                                                                    DECEMBER 28,       DECEMBER 29,
                                                                        1997               1996
                                                                        ----               ----
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing......................            $22,974           $10,630
                                                                            =======           =======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure..........................            $ 2,497          $  1,490
                                                                            =======          ========

      Property and equipment acquired through financing.........            $   812          $      -
                                                                            =======          ========

      Investment in securities retained in
        connection with REMIC transactions......................            $     -           $ 1,774
                                                                            =======           =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three- and nine- month periods ended December 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the Company's) Annual Report to Shareholders for the fiscal year ended March 30, 1997.

ORGANIZATION

The Company is a national leisure and lifestyle product company operating predominantly in the southeastern, southwestern and midwestern United States. The Company's primary business is (i) the acquisition and development of timeshare properties which are sold in weekly intervals (Resorts Division) and
(ii) the acquisition, development and sale of residential land (Land Division) or residential home/lot packages (Communities Division). The Company offers financing to its Resort, Land and Communities product purchasers.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany transactions are eliminated.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS (LOSS) PER COMMON SHARE

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which became effective for the Company's quarter ended December 28, 1997. Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 31, 1997 or the date of issuance, if later. The earnings (loss) per common share and weighted average number of common and common equivalent shares for the three- and nine-month periods ended December 29, 1996 have been restated in accordance with SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

(In thousands, except per share data)

                                         Three Months Ended             Nine Months Ended
                                    ---------------------------------------------------------------
                                       December 28,   December 29,    December 28,   December 29,
                                          1997           1996           1997           1996
                                    ---------------------------------------------------------------

Numerator:
  Numerator for basic earnings
     (loss) per share - net
     income (loss)                       $ 2,475        $    20        $ 6,984        $(3,528)

  Effect of dilutive securities,
  (net of tax effects):
     8.25% convertible
       debentures                            426              -          1,277              -
     8.00% convertible notes
       payable                                71              -             85              -
                                    ---------------------------------------------------------------
                                             497              -          1,362              -
                                    ---------------------------------------------------------------

  Numerator for diluted
     earnings (loss) per share
     - net income (loss) after
     assumed conversions                 $ 2,972         $   20        $ 8,346        $(3,528)
                                    ===============================================================

Denominator:
  Denominator for basic
     earnings (loss) per share-
     weighted-average shares              20,358         20,203         20,193         20,372

  Effect of dilutive sercurities:
     Stock options                           639             828            360              -
     8.25% convertible
        debentures                         4,216               -          4,216              -
     8.00% convertible notes
        payable                            1,531               -            698              -
                                    --------------------------------------------------------------
  Dilutive potential common
     shares                                6,386             828          5,274              -

  Denominator for diluted
     earnings (loss) per share-
     adjusted weighted-average
     shares and assumed
     conversions                          26,744          21,031         25,467         20,372
                                    ==============================================================


Basic earnings (loss) per
  share                                  $  0.12        $      -      $    0.35      $   (0.17)
                                    ==============================================================

Diluted earnings (loss) per
  share                                  $  0.11        $      -      $    0.33      $   (0.17)
                                    ==============================================================

NEW PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 130 and 131 with the fiscal year beginning March 30, 1998. SFAS No. 130 and No. 131 do not have any impact on the financial results or financial condition of the Company, but will result in the disclosure of the components of comprehensive income and in certain changes in required disclosures of segment information.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

2.    ACQUISITION

Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively "RDI") for a purchase price of $7.5 million consisting of $6 million cash and a $1.5 million, 9% promissory note due October 3, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's condensed consolidated financial statements from September 30, 1997. As the net assets acquired from RDI equaled the purchase price, no goodwill was recognized in connection with the acquisition of RDI.

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

Headquartered in Fort Myers, Florida, RDI was privately-held and presently owns timeshare resorts in Orlando, Florida and Wisconsin Dells, Wisconsin, as well as a points-based vacation club. In addition, RDI manages approximately 30 vacation ownership resorts, located in the southeastern sun-belt states, with a member base of approximately 70,000.

The following pro forma financial information presents the combined results of operations of the Company and RDI as if the acquisition had occurred on April 1, 1996, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RDI constituted a single entity during such periods.

                                                                      Nine months ended
                                                          December 28, 1997        December 29, 1996
                                                       ------------------------- -----------------------
                                                              (unaudited - amounts in thousands,
                                                                    except per share data)
               Net revenues                                     $146,380                  $102,859
                                                                ========                  ========
               Net income (loss)                                   8,686                    (4,311)
                                                                ========                  ========
               Earnings (loss) per share:
                    Basic                                       $   0.43                  $  (0.21)
                                                                ========                  ========
                    Diluted                                     $   0.39                  $  (0.21)
                                                                ========                  ========


3.    JOINT VENTURE

On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V. (BPNV), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana All-Suite Beach Resort, a fully developed timeshare resort in Oranjestad, Aruba in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly payments of approximately $278,000.

In addition to its 50% ownership interest, the Company will receive a quarterly management fee from BPNV equal to 7% of BPNV's net sales in exchange for the Company's involvement in the day-to-day operations of BPNV. The Company also has majority control of BPNV's board of directors and has a controlling financial interest in BPNV. Therefore, the accounts of BPNV are included in the Company's condensed consolidated financial statements as of December 28, 1997. The operations of BPNV for the 13 days ended December 28, 1997 were not significant.

4.    INVENTORY

The Company's inventories by geographic region, which consist of real estate acquired for sale, are summarized below (amounts in thousands).


                                                     DECEMBER 28, 1997
                           ----------------------------------------------------------------------
GEOGRAPHIC REGION                   LAND            RESORTS       COMMUNITIES         TOTAL
-----------------                   ----            -------       ------------        -----
Southeast............                $12,520           $20,403            $3,588       $  36,511
Southwest............                 24,902                 -                 -          24,902
Midwest..............                  4,548            18,118                 -          22,666
Caribbean............                      -            18,447                 -          18,447
Rocky Mountains .....                  3,575                 -                 -           3,575
Mid-Atlantic.........                  3,327                 -                 -           3,327
West ................                  2,420                 -                 -           2,420
Northeast............                    397                 -                 -             397
Canada...............                     52                 -                 -              52
                                     -------           -------            ------        --------
Totals...............                $51,741           $56,968            $3,588        $112,297
                                     =======           =======            ======        ========


                                                       MARCH 30, 1997
                           -----------------------------------------------------------------------
GEOGRAPHIC REGION                   LAND            RESORTS        COMMUNITIES          TOTAL
-----------------                   ----            -------        ------------         -----
Southeast............                $ 7,998           $15,029            $  5,684         $28,711
Southwest............                 19,959                 -                   -          19,959
Midwest..............                  8,051            12,495                   -          20,546
Rocky Mountains .....                  7,534                 -                   -           7,534
West ................                  5,512                 -                   -           5,512
Mid-Atlantic.........                  4,016                 -                   -           4,016
Northeast............                    382                 -                   -             382
                                     -------           -------            --------         -------
Totals...............                $53,452           $27,524            $  5,684         $86,660
                                     =======           =======            ========         =======

During 1996 management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts Division and Land Division in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the nine months ended December 29, 1996. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or deedback in lieu of foreclosure, odd lots from former projects and properties located in parts of the country where the Company has no plans for expansion. As of December 28, 1997, approximately 73% (measured by historical cost basis) of the inventories subject to write-down had been sold.

5.    CREDIT FACILITY

On December 15, 1997, the Company entered into a short-term credit facility. The credit facility bears interest at the greater of 10% or the prime rate plus 2.75% and is due no later than 150 days from the first advance on the line (December 18, 1997). The Company is required to pay a commitment fee equal to 1% of each advance. Through December 28, 1997, the Company had borrowed $8 million under the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. This report contains forward-looking statements that involve a number of risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results. These factors could also cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Unless otherwise indicated, references to "real estate" and "inventory" relate collectively to the Company's land, timeshare and communities inventories held for sale.

a) Changes in national, international or regional economic conditions that can affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates.

b) The imposition of additional compliance costs on the Company as the result of changes in any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation.

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development and carrying costs of inventories may exceed those anticipated).

d) Risks associated with an inability to locate suitable inventory for acquisition.

e) Risks associated with delays in bringing the Company's inventories to market due to, among other things, changes in regulations governing the Company's operations, adverse weather conditions or changes in the availability of development financing on terms acceptable to the Company.

f) Changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law.

g) A decreased willingness on the part of banks to extend direct customer lot financing, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales.

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

RESULTS OF OPERATIONS - FOR THE THREE- AND NINE-MONTH PERIODS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 30, 1997.

GENERAL

The real estate market is cyclical in nature and highly sensitive to changes in national, international and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. Management believes that general economic conditions have strengthened in many of its principal markets of operation. A downturn in the economy in general or in the market of real estate could have a material adverse effect on the Company. In addition, the Company has been dedicating greater resources to fewer, more capital intensive land and timeshare projects. As a result, the current results reflect an increased amount of income deferred under the percentage of completion method of accounting. Under this method of revenue recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs.

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

DIVISIONAL RESULTS OF OPERATIONS

The Company's leisure products business is currently operated through three divisions. The Land Division acquires large acreage tracts of real estate, which are subdivided, improved and sold, typically on a retail basis. The Resorts Division acquires and develops timeshare property to be sold in vacation ownership intervals. Vacation ownership is a concept whereby fixed week intervals or undivided fee simple interests are sold in fully furnished vacation units. The Communities Division is engaged in the development and sale of primary residential homes at selected sites together with land parcels. The Company does not intend to acquire any additional communities-related inventories and present Communities Division holdings are being divested through a combination of retail sales and bulk parcel sales.

The following tables set forth the selected financial data for the divisions comprising the consolidated operations of the Company for the three months ended December 28, 1997 (the 1997 Quarter) and December 29, 1996 (the 1996 Quarter).



                                                          (DOLLARS IN THOUSANDS)
                                                   THREE MONTHS ENDED DECEMBER 28, 1997
                                LAND                   RESORTS               COMMUNITIES             TOTAL
                          -------------------    -------------------       ----------------     ------------------
Sales of real estate.     $27,028      100.0%    $16,311      100.0%       $1,151     100.0%    $44,490     100.0%
Cost of real estate
  sold...............      13,328       49.3%      4,229       25.9%        1,146      99.6%     18,703      42.0%
                          -------      -----     -------      -----        ------     -----     -------     -----
Gross profit.........      13,700       50.7%     12,082       74.1%            5       0.4%     25,787      58.0%
Field selling, general
  and administrative
  expense (1)........       7,453       27.6%     11,078       67.9%           47       4.1%     18,578      41.8%
                          -------      -----     -------      -----        ------     -----     -------     -----
Field operating
  profit (loss) (2)..     $ 6,247       23.1%    $ 1,004        6.2%       $  (42)     (3.7)%   $ 7,209       16.2%
                          =======      =====     =======      =====        ======     =====     =======     ======



                                                          (DOLLARS IN THOUSANDS)
                                                   THREE MONTHS ENDED DECEMBER 29, 1996
                                LAND                   RESORTS               COMMUNITIES             TOTAL
                          -------------------    -------------------       ----------------     ------------------
Sales of real estate.     $16,151      100.0%     $8,033      100.0%       $2,294     100.0%    $26,478      100.0%
Cost of real estate
  sold...............       9,359       57.9%      2,253       28.0%        2,119      92.4%     13,731       51.9%
                          -------      -----     -------      -----        ------     -----     --------     -----
Gross profit.........       6,792       42.1%      5,780       72.0%          174       7.6%     12,747       48.1%
Field selling, general
  and administrative
  expense (1)........       5,112       31.7%      5,214       64.9%          108       4.7%     10,434       39.4%
                          -------      -----     -------      -----        ------     -----     -------      -----
Field operating
  profit (2).........      $1,680       10.4%     $  566        7.1%       $   67       2.9%    $ 2,313        8.7%
                          =======      =====     =======      =====        ======     =====     =======      =====


(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

(2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

The following tables set forth the selected financial data for the divisions comprising the consolidated operations of the Company for the nine months ended December 28, 1997 (the 1997 Period) and December 29, 1996 (the 1996 Period).

                                                          (DOLLARS IN THOUSANDS)
                                                    NINE MONTHS ENDED DECEMBER 28, 1997
                                LAND                   RESORTS               COMMUNITIES             TOTAL
                          -------------------    -------------------       ----------------     ------------------
Sales of real estate.     $78,830      100.0%    $39,880      100.0%       $4,192     100.0%    $122,902     100.0%
Cost of real estate
   sold..............      40,752       51.7%     10,301       25.8%        4,224     100.8%      55,277      45.0%
                          -------      -----     -------      -----        ------     -----     --------     -----
Gross profit (loss)..      38,078       48.3%     29,579       74.2%          (32)     (0.8)%     67,625      55.0%

Field selling,
 general
 and administrative
 expense (1)........       21,401       27.1%     25,706       64.5%          177       4.2%      47,284      38.5%
                          -------      -----     -------      -----        ------     -----     --------     -----
Field operating
  profit (loss) (2)..     $16,677       21.2%    $ 3,873        9.7%       $ (209)     (5.0)%   $ 20,341      16.5%
                          =======      =====     =======      =====        ======     =====     ========     =====


                                                          (DOLLARS IN THOUSANDS)
                                                   NINE MONTHS ENDED DECEMBER 29, 1996
                                LAND                  RESORTS                COMMUNITIES             TOTAL
                          -------------------    -------------------       ----------------     ------------------
Sales of real estate.     $54,604      100.0%    $20,805      100.0%       $6,303     100.0%    $81,712     100.0%
Cost of real estate
  sold...............      28,983       53.1%      6,355       30.5%        6,046      95.9%     41,384      50.6%
                          -------      -----     -------      -----        ------     -----     -------     -----
Gross profit.........      25,621       46.9%     14,450       69.5%          257       4.1%     40,328      49.4%

Field selling,
 general
 and administrative
 expense (1)........       17,167       31.4%     13,563       65.2%          815      12.9%     31,545      38.6%
                          -------      -----     -------      -----        ------     -----     -------     -----
Field operating
  profit (loss) (2)..     $ 8,454       15.5%    $   887        4.3%       $ (558)     (8.8)%    $8,783      10.8%
                          =======      =====     =======      =====        ======     =====     =======     =====


-----------------

 (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables.

 (2) The tables presented above outline selected financial data. Accordingly, provisions for losses, interest income, interest expense, other income and income taxes have been excluded.

Cconsolidated sales of real estate increased 68% to $44.5 million for the 1997 Quarter compared to $26.5 million for the 1996 Quarter. Consolidated sales of real estate increased 50% to $122.9 million for the 1997 Period compared to $81.7 million for the 1996 Period. Significant increases in land and timeshare sales during the 1997 Quarter and 1997 Period were partially offset by lower communities' sales. The decrease in Communities Division Sales is primarily due to the continuing divestiture of existing inventories through a combination of retail sales and bulk parcel sales as the Company's primary focus continues to be its core lines of business (land and resort interval sales).

As of March 30, 1997, approximately $8.4 million in sales or $3.8 million in estimated income was deferred under percentage of completion accounting. At December 28, 1997, approximately $18 million of sales or $8.3 million in estimated income was deferred and is included on the consolidated balance sheet.

LAND DIVISION

During the 1997 and 1996 Quarters, land sales contributed $27.0 million or 61% and $16.2 million or 61%, respectively, of the Company's total consolidated revenues from the sale of real estate.

During the 1997 and 1996 Periods, land sales contributed $78.8 million or 64% and $54.6 million or 67%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The tables set forth below outline the numbers of parcels sold and the average sales price per parcel for the Company's Land Division by geographic region for the fiscal periods indicated, BEFORE giving effect to the percentage of completion method of accounting and excluding a $2 million bulk land sale during the 1997 Period. Accordingly, the calculation of multiplying the number of parcels sold by the average sales price per parcel yields aggregate sales different than those reported above and on the earlier table (outlining sales revenue by division AFTER applying percentage of completion method of accounting and including the $2 million bulk land sale).

                                                          THREE MONTHS ENDED
                                   DECEMBER 28, 1997                       DECEMBER 29, 1996
                       --------------------------------------      -------------------------------
                                                      AVERAGE                              AVERAGE
GEOGRAPHIC                       NUMBER OF        SALES PRICE             NUMBER OF    SALES PRICE
REGION                        PARCELS SOLD         PER PARCEL          PARCELS SOLD     PER PARCEL
------                        ------------         ----------          ------------     ----------
Southwest.........                     223          $  46,701                   288     $   37,739
Southeast.........                      73             54,723                    29         34,034
Midwest...........                      63             37,190                    19         17,853
Mid-Atlantic......                      39             39,825                    25         21,830
Rocky Mountains.                        36             34,661                    45         45,511
West..............                      25            181,348                    10        166,900
Northeast.........                      15             18,373                    11         26,730
Canada............                       -                  -                     3         10,545
                                       ---          ---------                   ---     ----------
Totals............                     474             51,397                   430         35,150
                                       ===                                      ===

                                                           NINE MONTHS ENDED
                                   DECEMBER 28, 1997                       DECEMBER 29, 1996
                       --------------------------------------      -------------------------------
                                                      AVERAGE                              AVERAGE
GEOGRAPHIC                       NUMBER OF        SALES PRICE             NUMBER OF    SALES PRICE
REGION                        PARCELS SOLD         PER PARCEL          PARCELS SOLD     PER PARCEL
------                        ------------         ----------          ------------     ----------
Southwest.........                     850          $  44,417                   822      $  37,378
Southeast.........                     268             54,021                   178         35,375
Midwest...........                     195             35,324                   137         24,550
Mid-Atlantic......                     148             42,717                   123         34,274
Rocky Mountains.                       184             35,554                   175         41,163
West..............                      59            170,478                    20        149,425
Northeast.........                      34             14,653                    40         22,807
Canada............                       2             10,410                     3         10,545
                                     -----                                    -----
Totals............                   1,740             47,449                 1,498         37,207
                                     =====                                    =====


The number of parcels sold and average sales price per parcel increased due to the following:

* Southwest region - Increases during the 1997 Period are due to the Company's Bentwater and White Oak Estates projects, which opened in fiscal 1998.

* Southeast region - Increases are due to the recently opened Winding River property in North Carolina. The project will feature a host of amenities including a beach club, 27-hole championship golf course, club-house, private marina and bike paths.

* Midwest region - Increases are attributable to the recent opening of two properties in Tennessee. One project features lake frontage and the other property lies adjacent to a daily-fee golf course currently under development by a third party.

* West region -Greater parcel sales and higher average sales prices are indicative of the Company's Arizona project gaining more momentum as it enters its third year in marketing and sales. The Arizona property is being marketed in parcels of at least 36 acres at retail prices ranging from $100,000 to $185,000.

The Company plans to continue to dedicate greater resources to fewer land properties located in areas with proven records of strong operating performance. These locations include, but are not limited to Texas, the Carolinas, Virginia, Tennessee and Arizona.

The average gross margin for the Land Division was 50.7% and 42.1% for the 1997 and 1996 Quarters, respectively, and was 48.3% and 46.9% for the 1997 and 1996 Periods, respectively. The average gross margin increased primarily due to the opening of the Company's Winding River Property in North Carolina and increased sales at the Company's properties in New Mexico and Arizona, which generated gross margins of 58.6%, 55.2% and 50.9%, respectively, during the nine months ended December 28, 1997. The Company's Investment Committee, consisting of three executive officers, approves all property acquisitions. In order to be approved for purchase by the Committee, all land (and timeshare) properties under contract for purchase are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

RESORTS DIVISION

During the 1997 and 1996 Quarters, sales of timeshare intervals contributed $16.3 million or 37% and $ 8.0 million or 30%, respectively, of the Company's total consolidated revenues from the sale of real estate.

During the 1997 and 1996 Periods, sales of timeshare intervals contributed $39.9 million or 32% and $20.8 million or 25%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following tables set forth information for sales of intervals associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting and excluding incremental revenues from the conversion of timeshare interval owners to point owners in the Company's points-based vacation club. Accordingly, the calculation of multiplying the number of intervals sold by the average sales price per interval yields aggregate sales different than that reported above and on the earlier table (outlining sales revenue by business unit AFTER applying percentage of completion accounting to sales transactions and including vacation club conversion revenues).

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                DECEMBER 28,        DECEMBER 29,
                                                    1997                1996
                                                    ----                ----

Number of intervals sold.....................       2,068                 803

Average sales price per interval.............      $8,300              $8,549

Gross margin.................................          74%                 72%



                                                       NINE MONTHS ENDED
                                                       -----------------
                                               DECEMBER 28,        DECEMBER 29,
                                                   1997                1996
                                                   ----                ----
Number of intervals sold......................     4,903               2,579

Average sales price per interval..............    $8,695              $8,342

Gross margin..................................        74%                 70%


The increase in the number of timeshare intervals sold was partially due to two new resort properties that became operational during fiscal 1998 - Harbour Lights in Myrtle Beach, South Carolina, and The Falls Village in Branson, Missouri, which generated 203 and 291 interval sales, respectively, during the 1997 Quarter and 569 and 556 interval sales, respectively, during the 1997 Period. In addition, interval sales increased due to the seasoning of existing resorts and the increased effectiveness of marketing programs.

The increase in timeshare sales was also partially due to the acquisition of RDI Group, Inc. on September 30, 1997, which contributed approximately $4.2 million in timeshare sales during the 1997 Quarter and 1997 Period.

The decrease in average sales price per interval during the 1997 Quarter was due primarily to the acquisition of RDI Group, Inc., which generated average sales prices per interval of $7,588 during the 1997 Quarter. The Company's average sales price per interval, excluding RDI Group, Inc., was $8,536 and $8,826 during the 1997 Quarter and 1997 Period, respectively.

The improvement in gross margins from the Company's resorts was primarily the result of increases in the retail selling prices, particularly at the Company's Mountain Loft and Shore Crest resorts, which generated profit margins of approximately 75% and 74%, respectively, during the nine months ended December 28, 1997.

During both the three- and nine-month periods ended December 28, 1997, other resort service revenue and related costs were approximately $1.6 million and $1.5 million, respectively. Other resort services include the resort property management services, resort title services and certain retail amenity and lodging operations acquired with RDI Group, Inc. and Resort Title Agency, Inc. (collectively, RDI). There were no other resort service operations during the 1996 Quarter or 1996 Period.

COMMUNITIES DIVISION

During the three months ended December 28, 1997, the Company's Communities Division contributed $1.2 million in sales revenue, or approximately 2% of total consolidated revenues from the sale of real estate. During the three months ended December 29, 1996, the Communities Division generated $2.3 million in sales revenue, or approximately 9% of total consolidated revenues from the sales of real estate.

During the nine months ended December 28, 1997, the Company's Communities Division contributed $4.2 million in sales revenue, or approximately 4% of total consolidated revenues from the sale of real estate. During the nine months ended December 29, 1996, the Communities Division generated $6.3 million in sales revenue, or approximately 8% of total consolidated revenues from the sales of real estate.

The decrease in Communities Division sales is primarily due to the continuing divestiture of existing inventories through a combination of retail sales and bulk parcel sales as the Company's primary focus continues to be its core lines of business (land and resort interval sales).

INTEREST INCOME AND OTHER

Interest income and other increased 102% to $3.2 million for the three months ended December 28, 1997 compared to $1.6 million for the three months ended December 29, 1996. Interest income increased 60% to $7.3 million for the nine months ended December 28, 1997 compared to $4.6 million for the nine months ended December 29, 1996. The Company's interest income is earned from its receivable portfolio, securities retained pursuant to REMIC financings and cash and cash equivalents.

The increase in interest income is primarily due to an increase in the average notes receivable balance during the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (S, G&A Expense)

S, G&A Expense totaled $21.6 million and $12.5 million for the three months ended December 28, 1997 and December 29, 1996, respectively, and $55.5 million and $38.1 million for the nine months ended December 28, 1997 and December 29, 1996, respectively. A significant portion of S, G&A Expense is variable relative to sales and profitability levels, and therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S, G&A Expense (including corporate administrative expense) decreased to 44% in the 1997 Quarter as compared to 45% in the 1996 Quarter and decreased to 42% in the 1997 Period as compared to 44% in the 1996 Period. The decrease in S,G&A Expense as a percentage of sales is primarily due to the Company's strategic emphasis placed on controlling costs, coupled with achieving the critical revenue mass in the Resort Division to support the existing infrastructure.

INTEREST EXPENSE

Interest expense totaled $2.7 million and $1.4 million for the three months ended December 28, 1997 and December 29, 1996, respectively. The 88.6% increase in interest expense for the 1997 Quarter was primarily attributable to increased borrowings associated with the Company's receivable-backed notes payable and for the acquisition of land. The table set forth below outlines the components of interest expense for the periods indicated.

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                DECEMBER 28,       DECEMBER 29,
                                                    1997               1996
                                                    ----               ----
                                                     (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE ON:
--------------------
Receivable-backed notes payable.................         $  901             $  481
Lines of credit and notes payable...............          1,246                756
8.00% convertible notes payable to related
   parties......................................            120                  -
8.25% convertible subordinated debentures.......            716                716
Other financing costs...........................            554                247
Capitalization of interest......................           (811)              (755)
                                                         ------             ------
Totals..........................................         $2,726             $1,445
                                                         ======             ======

Interest expense totaled $6.5 million and $3.9 million for the nine months ended December 28, 1997 and December 29, 1996, respectively. The 66% increase in interest expense for the 1997 Period was primarily attributable to increased borrowings associated with the Company's receivable-backed notes payable and for the acquisition of land. The table set forth below outlines the components of interest expense for the periods indicated.

                                                            NINE MONTHS ENDED
                                                            -----------------
                                                     DECEMBER 28,      DECEMBER 29,
                                                         1997              1996
                                                         ----              ----
                                                         (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE ON:
Receivable-backed notes payable..................          $  2,357           $  1,315
Lines of credit and notes payable................             3,069              2,005
8.00% convertible notes payable to related
   parties.......................................               144                  -
8.25% convertible subordinated debentures........             2,149              2,149
Other financing costs............................             1,164                702
Capitalization of interest.......................            (2,371)            (2,255)
                                                           --------           --------
Totals...........................................          $  6,512           $  3,916
                                                           ========           ========

PROVISIONS FOR LOSSES

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $568,000 and $352,000 during the three months ended December 28, 1997 and December 29, 1996, respectively and $1.3 million and $901,000 during the nine months ended December 28, 1997 and December 29, 1996, respectively. The increase in the provision for losses is commensurate with the significant increase in timeshare revenues and the resulting increased receivable portfolio during the 1997 Quarter and 1997 Period.

In addition, during 1996 management changed its focus for marketing certain of the Company's inventories in conjunction with a plan to accelerate the sale of properties managed under the Communities Division and certain properties managed under the Land Division. This decision was largely the result of management's focus on expansion of the Company's Resorts Division and Land Division in certain locations. Because of the strategy to accelerate sales, management determined that inventories with a carrying value of $23.2 million should be written-down by $8.2 million during the nine months ended December 29, 1996. The $8.2 million in provisions included $4.8 million for certain Communities Division inventories and $3.4 million for certain Land Division inventories. Management adopted a plan to aggressively pursue opportunities for the bulk sale of a portion of the written-down assets and has reduced retail prices on others to increase sales activity. The Company's Communities Division primarily consists of three North Carolina properties acquired in 1988. The Company began marketing home/lot packages in 1995 to accelerate sales at the properties. However, the projects had been slow moving and yielded low gross profits and little to no operating profits. A majority of the Land Division parcels subject to write-down were scattered lots acquired through foreclosure or feedback in lieu of foreclosure, odd lots from former projects and properties located in parts of the country where the Company has no plans for expansion. As of December 28, 1997, approximately 73% (as measured by historical cost basis) of the inventories subject to write-down had been sold. As of December 28, 1997, the Company believes that its reserves are adequate to absorb potential losses to be incurred upon the disposition of the remaining inventories subject to write-down.

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

Receivables arising from land and timeshare real estate sales generally are pledged to institutional lenders. In addition, the Company has historically sold land loans in connection with private placement REMIC financing. Lenders currently advance 90% of the face amount of the eligible notes pledged by the Company. The Company classifies the indebtedness secured by Receivables as "Receivable-backed notes payable" on the consolidated balance sheets. During the 1997 and 1996 Periods, the Company borrowed $26.5 million and $14.0 million, respectively, through the pledge of Receivables. During the 1996 Period, the Company raised an additional $17.0 million net of transaction costs and prior to the retirement of debt, from the sale of land Receivables under a private placement REMIC transaction. The Company does not expect to complete a REMIC transaction for land Receivables during fiscal 1998 because it is anticipated that a high percentage of such sales will be received in cash. Therefore a sufficient quantity of land Receivables will not be accumulated to make a REMIC transaction cost effective.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES

The Company has various credit facilities with financial institutions that provide for receivable financing for all of its timeshare projects. The interest rates charged under these facilities range from the three-month London Interbank Offered Rate ("LIBOR") plus 4.25% to the prime lending rate plus 2.25%. At December 28, 1997, the aggregate outstanding principal balance under the credit agreements was $43.3 million.

CREDIT FACILITIES FOR LAND RECEIVABLES

The Company has various credit facilities with financial institutions for the pledge of land receivables. The Company uses these facilities as temporary warehouses until it accumulates a sufficient quantity of land receivables to sell under private placement REMIC transactions. Under the terms of these facilities, the Company is entitled to advances secured by Receivables equal to 90% of the outstanding principal balance of eligible pledged Receivables. The interest rates charged on outstanding borrowings range from the prime lending rate plus .5% to prime plus 2.0%. At December 28, 1997, the aggregate outstanding principal balance under the facility was $8.2 million.

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

During the 1997 Quarter, Bluegreen Properties N.V. (BPNV), the Company's controlled and 50%-owned subsidiary, assumed approximately $16.6 million of interest-free debt from a bank in Aruba in connection with the purchase of approximately 8,000 unsold timeshare intervals at the La Cabana All-Suite Beach Resort. The debt was recorded by BPNV at approximately $12.5 million, the discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly payments of approximately $278,000. The remaining portion of the $22.6 million purchase price for the intervals was financed through an aggregate of $6 million loaned by the Company and the other 50%-owner of BPNV, pursuant to promissory notes due December 15, 2000 and bearing interest at the prime rate plus 1%.

At December 28, 1997, the aggregate outstanding balance on the Company's other acquisition and development loans was approximately $31.0 million. Interest rates ranged from the three-month LIBOR plus 4.25% to prime plus 2.75%.

OTHER DEBT ARRANGEMENTS

The Company borrowed $3.8 million dollars during the 1997 Period pursuant to a term loan with a financial institution. The term loan is secured by certain of the Company's investments in REMIC certificates and bears interest at the three-month LIBOR plus 4.5%. The term loan is due in installments through February 2001. At December 28, 1997, $3.6 million of the term loan is outstanding.

Also during the 1997 Period, the Company issued $6 million of convertible notes payable to a member of the Company's Board of Directors and an affiliate of a Board member. The proceeds of these notes were used to acquire RDI. The notes bear interest at 8.0%, and are convertible into the Company's common stock at a conversion price of $3.92 per share, subject to adjustment. Interest is payable quarterly. The notes are due on September 11, 2002.

On December 15, 1997, the Company entered into a short-term credit facility. The credit facility bears interest at the greater of 10% or the prime rate plus 2.75% and is due no later than 150 days from the first advance on the line (December 18, 1997). The Company is required to pay a commitment fee equal to 1% of each advance. Through December 28, 1997, the Company had borrowed $8 million under the credit facility.

In addition to the sources of capital available under credit facilities discussed above, the balance of the Company's unrestricted cash and cash equivalents was $11.8 million at December 28, 1997. As discussed under "Uses of Capital", the Company's business has changed in recent years to include timeshare development and sales. Additionally, the Company has recently invested greater resources into fewer, more capital intensive land projects. As a result, capital requirements to develop inventories owned as of December 28, 1997 are materially higher than those in years prior to 1997. The Company plans to seek external sources of capital for the development of a substantial portion of its inventories. Based upon the existing credit relationships, the current financial condition of the Company and its operating plan, management believes the Company can obtain adequate financial resources to satisfy its anticipated capital requirements, although no assurances can be given. In the event that an existing facility expires and is not amended and/or the Company can not obtain additional capital under satisfactory terms, the level of the Company's ready-for-sale inventories would decrease and would result in reduced sales. As a result, the Company's ability to meet its liquidity and capital resource requirements would be materially adversely affected.

USES OF CAPITAL. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt obligations.

The Company's net inventory was $112.6 million at December 28, 1997 and $86.7 million at March 30, 1997. With respect to its inventory, the Company requires capital (i) to improve land intended for recreational, vacation, retirement or primary homesite use by purchasers and (ii) to develop timeshare property.

 1997 PERIOD VS. 1996 PERIOD

Cash and cash equivalents increased by $13.5 million and $3.3 million during the 1997 Period and 1996 Period, respectively.

Net cash provided by the Company's operations was $14.1 million and $892,000 for the 1997 Period and 1996 Period, respectively. The increase in cash flow from operations was primarily attributable to an increase in sales of inventory during the 1997 Period as well as an increase in net cash provided by the hypothecation of the Company's notes receivable from land and resort interval sales.

Net cash used by investing activities was $3.6 million for the 1997 Period. Net cash provided by investing activities was $702,000 for the 1996 Period. The decrease in net cash provided by investing activities was due to cash paid to acquire RDI of $6.2 million (including acquisition costs), net of cash acquired with RDI of $3.8 million and a $2 million increase in property and equipment purchases, partially offset by a $400,000 increase in cash received from the Company's investment in REMIC securities.

Net cash provided by financing activities was $3 million and $1.7 million for the 1997 Period and 1996 Period, respectively. The increase in net cash provided by financing activities was due to the $6 million proceeds from the issuance of the Company's 8% convertible notes payable and a decrease in cash payments for treasury stock of $1.2 million offset by an increase in the net payments under the Company's lines-of-credit and other notes payable of $5.5 million.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $400,000, which consists of costs to be incurred to acquire upgraded software that will be capitalized.

The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         The following exhibits are included herein:

         (27)    Financial Data Schedule (for SEC use only)

   (b) The Company filed a Current Report on Form 8-K dated October 6, 1997 reporting under Item 2 thereof the acquisition of the capital stock of RDI Group, Inc. and Resort Title Agency, Inc. (collectively RDI) and, in connection therewith, the issuance by the Company of the Convertible Notes. Such Form 8-K included certain exhibits, including the Stock Purchase Agreement pursuant to which RDI was acquired and the Note Purchase Agreement.

         On December 18, 1997, the Company filed a Current Report on Form 8-K/A reporting under Item 2 thereof that, based on the most recent audited financial statements of RDI, no separate financial statements of RDI were required to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BLUEGREEN CORPORATION
                                             (Registrant)


Date:  February 11, 1998            By:  /s/ George F. Donovan
                                        ---------------------
                                        George F. Donovan
                                        President and
                                        Chief Executive Officer

Date:  February 11, 1998            By: /s/ John  F. Chiste
                                        ------------------
                                        John F. Chiste

                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

Date:  February 11, 1998            By: /s/ Anthony M. Puleo
                                        --------------------
                                        Anthony M. Puleo
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)