Form 10-K
period 1998-03-29
BLUEGREEN CORP
filed 1998-06-26
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 29, 1998
                                       OR

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

                 4960 Blue Lake Drive, Boca Raton, Florida 33431
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
Common Stock, $.01 par value             New York Stock Exchange,
8.25% Convertible Subordinated           Pacific Stock Exchange
  Debentures due 2012                    New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $163,267,104 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 17, 1998 ($8.00 per share). The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,408,388 shares of Common Stock, $.01 par value, outstanding as of June 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Company's 1998 Annual Report to Shareholders (the "1998 Annual Report") are incorporated by reference into Part II and IV hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on July 28, 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I                                 PAGE
Item 1.     BUSINESS.......................................................... 1

Item 2.     PROPERTIES........................................................15

Item 3.     LEGAL PROCEEDINGS.................................................15

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER.....16
                MATTERS

Item 6.     SELECTED FINANCIAL DATA...........................................16

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                AND  FINANCIAL CONDITION......................................16

Item 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........16

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................16

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE..........................................16

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................17

Item 11.   EXECUTIVE COMPENSATION.............................................17


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................17

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....17

Signatures................................................................... 19

Exhibit Index.................................................................20

                                     PART I

Item 1. BUSINESS.

Summary

     Bluegreen Corporation, (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land businesses. The Company's resorts business (the "Resorts Division") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. Timeshare interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity ("Timeshare Interests"), as well as access to over 1,500 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently markets and sells Timeshare Interests in eight resorts located in the United States and the Caribbean. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land business (the "Residential Land Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting. The Residential Land Division's strategy is to locate its projects near major metropolitan centers outside the perimeter of intense subdivision development or in popular retirement areas. The Company has focused the Residential Land Division's activities in certain core markets in which the Company has developed substantial marketing expertise and has a strong track record of success. Prior to acquiring residential land, the Company typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company pre-sells a significant portion of its planned residential lots on such property prior to extensive capital investment as a result of the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a lesser extent, land sold by the Residential Land Division.

     For the purposes of this discussion, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare interests or residential lots, as the case may be, at current retail prices.

     The Resorts Division. The Company's Resorts Division was founded in 1994 to capitalize on the growth of the timeshare industry. According to the American Resort Development Association, ("ARDA"), a non-profit industry organization, and other industry sources, timeshare industry sales and the number of Timeshare Interest owners grew at compound annual rates of approximately 16% and 22%, respectively, from 1980 to 1997. No assurances can be given that these industry growth rates will continue. The Company currently markets and sells Timeshare Interests in eight resorts located in the Smoky Mountains of Tennessee; Myrtle Beach, South Carolina; Orlando, Florida; Branson, Missouri; Wisconsin Dells, Wisconsin; and Aruba. As of March 29, 1998, the Company had existing completed inventory of 20,172 Timeshare Interests at its resorts, 8,316 Timeshare Interests under construction or development, and plans to develop approximately 48,978 additional Timeshare Interests at existing resorts. Based on the foregoing, the Resorts Division's estimated remaining life-of-project sales were approximately $663 million at March 29, 1998. The Company also manages 37 timeshare resorts (including seven of its own resorts) with an aggregate of approximately 79,000 members, which the Company believes makes it the second largest manager of timeshare resorts in North America (based on the number of resorts managed).

     The Resorts Division utilizes a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacations, kiosks in retail locations, marketing to current owners of Timeshare Interests and referrals. The majority of the Company's Timeshare Interests are sold through on-site sales presentations. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

     According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Interval International ("II") or Resort Condominium International, Inc. ("RCI"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at over 1,500 participating II resorts or over 3,200 participating RCI resorts worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company also intends to expand the points-based vacation club system it acquired in connection with its acquisition (the "RDI Acquisition") effective September 30, 1997, of all of the capital stock of RDI Group, Inc. and Resort Title Agency, Inc. and their subsidiaries (collectively, "RDI") which, when completed, will permit its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at all Company-owned and participating managed resorts.

     Prior to acquiring property for resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented for approval to the Company's Investment Committee, which was established in 1990 and consists of certain key members of senior management. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers.

     The Company has historically provided financing to approximately 89% of its timeshare customers, who are required to make a downpayment of at least 10% of the Timeshare Interest sales price and who typically finance the balance of the sales price over a period of seven to ten years. As of March 29, 1998, the Company had a timeshare receivables portfolio totaling approximately $66.6 million in principal amount, with a weighted average contractual yield of approximately 15.5% per annum. The Company is currently negotiating with a financial institution to obtain a timeshare warehouse financing and separate timeshare receivables purchase facility and a separate timeshare acquisition and development facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The Residential Land Division. The Residential Land Division is focused primarily on land projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina, New Mexico, Virginia, Tennessee, Colorado and Arizona. The aggregate carrying amount of Residential Land Division inventory at March 29, 1998 was $45.2 million. The Residential Land Division's estimated remaining life-of-project sales were approximately $210 million at March 29, 1998. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential land directly to retail customers.

     The Residential Land Division targets families seeking a quality lifestyle improvement which is generally unavailable in traditional suburban developments. Based on the Company's experience in marketing and selling residential lots to its target customers, the Company has been able to develop a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, SIMS and the other Residential Land Division databases enable the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve a very attractive conversion ratio of sales to prospects receiving on-site sales presentations.

     The  Residential  Land Division  acquires and develops land in two markets:
(i) near major metropolitan centers outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, the Company researches market depth and forecasts market absorption. In new market areas, the Company typically supplements its research with a structured classified ad test marketing system that evaluates market response and price acceptance. The Company's sales and marketing efforts begin as soon as practicable after the Company enters into an agreement to acquire a parcel of land. The Company's ability to bond projects to completion allows it to sell a significant portion of its residential land inventory on a pre-development basis, thereby reducing the Company's need for external capital to complete improvements. As is the case with the Resorts Division, all acquisitions of residential land are subject to Investment Committee approval.

     In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that because the demographics of this market are similar to those of the Residential Land Division, daily-fee golf courses are an attractive amenity that will increase the marketability of the Company's adjacent residential lots in certain projects. The Company's first golf course, the Carolina National Golf Club, is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. Also, as part of the RDI Acquisition, the Company acquired a daily-fee golf course located in Wisconsin Dells, Wisconsin.

     The Company's business includes certain risks and uncertainties. See "Management's Discussion and Analysis of Results of Operations and Financial Condition"

     The Company's executive offices are located at 4960 Blue Lake Drive, Boca Raton, Florida 33431. The Company's telephone number at such address is (561) 912-8000.

Industry Overviews

  Resorts Division

     The Market. The resort component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. The Company believes that Timeshare Interest ownership presents an attractive vacation alternative to commercial lodging.

     First introduced in Europe in the mid-1960's, Timeshare Interest ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. According to ARDA (including unpublished ARDA estimates with respect to 1995, 1996 and 1997), timeshare industry sales and the number of Timeshare Interest owners have grown at compound annual rates of approximately 16% and 22%, respectively, from 1980 to 1997. No assurances can be given that such industry growth rates will continue.

     The Company believes that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry:

     Consumer  awareness  of  the  value  and  benefits  of  Timeshare  Interest
     ownership,   including   the  cost  savings   relative  to  other   lodging
     alternatives;

     Flexibility  of  Timeshare   Interest   ownership  due  to  the  growth  of
     international exchange organizations such as II and RCI and points-based vacation club systems;

     The quality of the timeshare resorts and their management;

     Consumer confidence resulting from consumer protection regulation of the timeshare industry and an influx of brand name national lodging companies to the timeshare industry; and

     Availability of consumer financing for purchasers of Timeshare Interests.

     The timeshare industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental. Although timeshare operations currently comprise only a small portion of these companies' overall operations, their involvement in the timeshare industry, together with other publicly-traded timeshare companies, has enhanced the industry's image with the general public.

     The Consumer. According to information compiled by ARDA, customers in the 40-55 year age range represented approximately 45.1% of all Timeshare Interest owners in 1997. During the past two years, the median age of a Timeshare Interest buyer at the time of purchase was 48. The median annual household income of current Timeshare Interest owners in the United States is approximately $71,000, with approximately 24% of all Timeshare Interest owners having annual household incomes greater than $100,000 and approximately 12% of such owners having annual household incomes greater than $125,000. The Company believes that, despite the industry's growth, Timeshare Interest ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

     Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property.

     The owners of Timeshare Interests manage the property through a non-profit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.

     Each Timeshare Interest owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the Timeshare Interest owner does not pay such charges, such owner's use rights may be suspended and the homeowners' association may foreclose on the owner's Timeshare Interest.

     Participation in Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by II and RCI, the two largest worldwide, timeshare exchange companies. Six of the Company's timeshare resorts (including the Aruba Resort) are affiliated with II and have been awarded II's highest designation (five stars), while the two resorts acquired in the RDI Acquisition are affiliated with RCI. A Timeshare Interest owner's participation in the II or RCI exchange network (the fee for which is paid by the Company in the first year of such owner's participation) allows such owner to exchange his annual Timeshare Interest for occupancy at over 1,500 participating resorts in the case of II and over 3,200 participating resorts in the case of RCI, based upon availability and the payment of a variable exchange fee. A member may exchange his Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. The failure of the Company to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

  Residential Land Division

     The Residential Land Division operates within a specialized niche of the real estate industry which focuses on the sale of residential land to retail customers who intend to build a home on such land at some point in the future. The participants in this market niche are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, the Company believes that no other company in the United States of comparable size or financial resources currently markets and sells residential land to retail customers.

     Unlike commercial homebuilders who focus on vertical development, the Residential Land Division focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by the Company and other participants in this market niche are significantly less capital intensive than those undertaken by the commercial homebuilders, which reduces the Company's risk of holding a large inventory of property. In addition, the Company believes that, through its financial and marketing resources, it is able to acquire properties in attractive locations throughout the United States on a cost-effective basis thereby enabling the Company's projects to achieve desired cash flows and targeted gross margins. The Company's market niche is also the beneficiary of a number of trends, including the large number of people entering into the 40-55 year age bracket and the economic and population growth in certain of its primary markets.

Recent Acquisitions and Transactions

     Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively "RDI") for a purchase price of $7.5 million consisting of $6 million cash and a $1.5 million, 9% promissory note due October 3, 1999 (the "RDI Acquisition"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's consolidated financial statements from September 30, 1997. Approximately $1.1 million of goodwill, which is included in other assets on the consolidated balance sheet, was recognized in connection with the acquisition of RDI. The goodwill is being amortized over 25 years. Headquartered in Fort Myers, Florida, RDI was privately-held and presently owns timeshare resorts in Orlando, Florida and Wisconsin Dells, Wisconsin, as well as a points-based vacation club. In addition, RDI manages approximately 37 vacation ownership resorts, located primarily in the southeastern sun-belt states, including the resorts developed by the Company, with a member base of approximately 79,000.

     On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V. ("BPNV"), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club (the "Aruba Resort"), a fully developed timeshare resort in Oranjestad, Aruba in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba (the "Aruba Transaction"). The debt is not guaranteed by the Company or any of its wholly-owned subsidiaries. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly payments of approximately $278,000. In addition to its 50% ownership interest, the Company will receive a quarterly management fee from BPNV equal to 7% of BPNV's net sales in exchange for the Company's involvement in the day-to-day operations of BPNV. The Company also has majority control of BPNV's board of directors and has a controlling financial interest in BPNV. Therefore, the accounts of BPNV are included in the Company's consolidated financial statements as of March 29, 1998. The total assets and net revenues of BPNV for fiscal 1998 were approximately $21.7 million and $4.6 million, respectively. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

     The Company borrowed an aggregate of $22.1 million from two investment banking firms pursuant to a short-term loan agreement dated December 15, 1997 (the "Bridge Loan"). The Bridge Loan bore interest at the greater of 10% or prime plus 2.75%. In addition, the Company paid a fee equal to 1% of each advance.

     On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). The initial purchasers in the Offering were the investment banking firms who provided the Company with the Bridge Loan. Interest on the Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 1, 2003, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003-105.25%; 2004-103.50%; 2005-101.75% and 2006 and thereafter-100.00%. In addition, prior to April 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price equal to 110.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, provided that at least $65 million principal amount of Notes remains outstanding after any such redemption. The Notes are senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen Properties N.V., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker and certain other subsidiaries which have individually less than $50,000 of assets.

     The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain residential land properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the trustee will not have a lien on the proceeds of any such sale. As of March 29, 1998, the Pledged Properties had an aggregate book value of approximately $36.8 million. The Notes' indenture (the "Indenture") contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by the Company and its subsidiaries and the creation of liens, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates and (vi) consolidations, mergers and transfers of all or substantially all of the assets of the Company.

     The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the Bridge Loan, approximately $28.9 million of various line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable discussed more fully below. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1.0 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering will be used to repay other obligations of the Company and for working capital purposes. In connection with the Offering, the Company wrote-off approximately $692,000 of debt issuance costs related to the extinguished debt.

Company Products

  Timeshare Resorts

     Set forth below is a description of each of the Company's timeshare resorts. All units at each of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as larger televisions and game systems. Each property offers guests a clubhouse (with an indoor/outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages each resort other than the Aruba Resort.

     MountainLoft Resort--Gatlinburg, Tennessee. The MountainLoft Resort in Gatlinburg, Tennessee is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

     Laurel Crest--Pigeon Forge, Tennessee. Laurel Crest is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.

     Shore Crest Vacation Villas--Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

     Harbour Lights--Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf and restaurants. The resort's Activities Center overlooks the Intracoastal Waterway.

     The Falls Village--Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by country music stars. Most customers of the resort come from areas within an eight to ten hour drive of Branson.

     Christmas Mountain--Wisconsin Dells, Wisconsin. The Company acquired the Christmas Mountain resort as part of the RDI Acquisition. Christmas Mountain offers an 18-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

     Orlando Sunshine--Orlando, Florida. Orlando Sunshine was also acquired as part of the RDI Acquisition. The resort is located on International Drive, near Wet'n'Wild water park and Universal Studios.

     La Cabana All Suite Beach Resort & Racquet Club--Aruba, Dutch Caribbean. BG Aruba acquired the unsold Timeshare Interest inventory of the Aruba Resort (approximately 8,000 Timeshare Interests) in December 1997. Established in 1989, the Aruba Resort is a 449-suite ocean front property which offers one, two and three bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

     The following table sets forth additional data with respect to each of the properties managed under the Resorts Division.

                                                    Laurel     Shore       Harbour             Orlando
                                                    Crest      Crest       Lights   The Falls  Christmas    Sunshine
                                     MountainLoft   Pigeon     Myrtle      Myrtle    Village   Mountain(1)    (1)        LaCabana
                                      Gatlinburg,   Forge,     Beach,      Beach,    Branson,  Wisconsin    Orlando,     Resort(2)
Location                                  TN          TN         SC          SC        MO         WI          FL          Aruba
--------                                  --          --         --          --        --         --          --          -----
Date sales commenced                      7/94       8/95       4/96       6/97       7/97       9/97         --          1/98
Number of Timeshare Interests
  completed as of March 29, 1998(3)      7,667      5,824      5,980      1,872      1,535      1,341         --         8,030
Number of Timeshare Interests
  under construction as of
  March 29, 1998 (3)                       936      1,560         --      1,872      3,744        204         --            --
Number of additional Timeshare
  Interests planned (3)(4)               4,309      4,507      5,108     11,091     12,765      8,702      2,496            --
Average Timeshare Interests selling
  price - Year ended March 29,1998      $8,446     $8,561     $9,843     $8,033     $8,183     $8,768    $10,000(5)    $11,082
Number of Timeshare Interests
  sold through March 29, 1998            4,115      2,837      2,829        780        658        446         --           412

(1)  Acquired by the Company in the RDI Acquisition on September 30, 1997.

(2) Bluegreen Properties N.V., in which the Company owns a 50% interest, acquired unsold Timeshare Interests inventory at this resort in December, 1997.

(3) The number of Timeshare Interests completed, under construction or planned are intended to be sold in 52 weekly intervals.

(4) There can be no assurance that the Company will have the resources to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(5)  Anticipated average selling prices once sales commence.

  Certain Residential Land Projects

     Set forth below is a description of the four largest projects currently marketed by the Residential Land Division, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented 46.4% of the Residential Land Division's estimated remaining life-of-project sales at March 29, 1998.

     River Mountain Ranch--San Antonio, Texas. The Company acquired 3,600 acres located approximately 35 miles outside of San Antonio, Texas in fiscal 1997 for $6.5 million. The property features frontage along the Guadalupe River and is characteristic of the Texas Hill Country with its rolling meadows and mature trees. The property also includes private river parks for picnics and outings. The project includes 608 lots, with most ranging in size from three to five acres. The Company began selling lots in October 1996 and aggregate sales through March 29, 1998 were $17.7 million. Aggregate development costs through March 29, 1998 were $4.9 million and the Company anticipates that the remaining capital expenditures for the project will be $1.3 million. The Company anticipates that the remaining lots will be sold-out over the next year. Estimated remaining life-of-project sales for this project are approximately $8 million as of March 29, 1998.

     Winding River Plantation--Southport, North Carolina. The Company acquired approximately 1,300 acres located near Southport, North Carolina (and between Myrtle Beach, South Carolina and Wilmington, North Carolina) for $3.4 million in fiscal 1997. The property has frontage along the Lockwood Folly River, a navigable waterway that leads to the Intercoastal Waterway and the Atlantic Ocean. The project will include river amenities, a beach club and tennis courts. In addition, the project is the site of the Company's first daily-fee golf course, which opened for limited play in November 1997 and was developed by Masters Champion Fred Couples. The Company anticipates that the project will consist of a total of approximately 1,000 lots, which average approximately one acre. The Company began selling lots in February 1997, and aggregate sales through March 29, 1998 were $12.5 million. Aggregate development costs (net of costs capitalized separately in the golf course) through March 29, 1998 were $8.5 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $10.4 million. The Company anticipates that the remaining lots will be sold-out over the next four years. Estimated remaining life-of-project sales for this project are approximately $53.1 million as of March 29, 1998.

     Lake Ridge at Joe Pool Lake--Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154 acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The project includes 252 lots, with most ranging in size from 1/4 to five acres and 399 acres available for future development. The Company began selling lots in April 1994 and aggregate sales through March 29, 1998 were $30.6 million. Aggregate development costs through March 29, 1998 were $12.9 million and the Company anticipates that the remaining capital expenditures will be $9.1 million. The Company anticipates that unsold lots will be sold-out over the next two years. Estimated remaining life-of-project sales for this project are approximately $30.7 million as of March 29, 1998.

     Crossroads Ranch--Prescott, Arizona. The Company acquired 6,500 acres located 20 miles north of Prescott, Arizona in July 1995 for $6.0 million. The property has elevations ranging from 4,600 to 5,600 feet and a four-season climate. The terrain includes pasture lands with seasonal creeks and rolling hills. The property is 95 miles north of Phoenix and Scottsdale, approximately 2 1/2 hours south of the Grand Canyon and approximately one hour away from Sedona. The Company anticipates that the project will include 153 lots, each averaging 36 acres, and 26 lots, each averaging five acres. The Company provided gravel roads and trails for hiking and horseback riding. Electric service was installed underground so that utility poles would not spoil the views. The Company also created deed restrictions designed to ensure that future development on the property is compatible with the land's ranch character. The Company began selling lots in January 1996 and aggregate sales through March 29, 1998 were $19.9 million. Aggregate development costs through March 29, 1998 were $6.6 million and the Company anticipates that the remaining capital expenditures will be $1.8 million. The Company anticipates that the unsold lots will be sold-out over the next year. Estimated remaining life-of-project sales for this project are approximately $5.7 million as of March 29, 1998.

Acquisition of Timeshare and Residential Land Inventory

     In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee consists of George F. Donovan, President and Chief Executive Officer; John F. Chiste, Treasurer and Chief Financial Officer; Patrick E. Rondeau, Senior Vice President, Director of Legal Affairs; L. Nicolas Gray, Senior Vice President--Resorts Division; and
Daniel C. Koscher, Senior Vice President--Residential Land Division. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and gross profit margins.

  Resorts Division

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. The four resorts acquired and directly developed by the Company (the Tennessee and South Carolina resorts) were specifically designed and built for timeshare use to appeal to the Company's targeted customers. Prior to acquiring property for future resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) uniqueness of location, and (v) barriers to entry that would limit competition. The Company anticipates that its timeshare resorts will generally have a sell-out term of approximately seven years.

     During fiscal 1998, the Company acquired the land and began development of its Harbour Lights Resort in Myrtle Beach, South Carolina, acquired The Falls Village Resort in Branson, Missouri and consummated the RDI Acquisition and the Aruba Transaction. As a result of these transactions, the Company's Timeshare Interest inventory increased from 9,935 unsold Timeshare Interests as of March 30, 1997 to 20,172 unsold Timeshare Interests as of March 29, 1998, an increase of 103%.

     The Company intends to continue to pursue growth by expanding or supplementing the Company's existing resorts operations through acquisitions in destinations that will complement such existing operations. Because the timeshare industry is highly fragmented, the Company believes that significant opportunities exist to make selected acquisitions at attractive valuations. Acquisitions the Company may consider include acquiring additional Timeshare
Interest inventory, operating companies, management contracts, Timeshare Interest mortgage portfolios and properties or other timeshare-related assets which may be integrated into the Company's operations. In addition, the Company intends to continue to pursue timeshare resort locations in areas outside the United States, particularly in the Caribbean, as well as Central and South America. No assurances can be given that the Company will be successful in its acquisition strategy.

Residential Land Division

     The Residential Land Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located near a major population center outside the perimeter of intense subdivision development or in popular retirement areas,
(ii) is suitable for subdivision, (iii) has attractive topographical features and (iv) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into parcels typically ranging in size from two to five acres. During the year ended March 29, 1998, the Company acquired 5,133 acres in ten separate transactions for a total purchase price of approximately $12.2 million, or $2,386 per acre, and during fiscal 1997, the Company acquired 19,254 acres in 23 separate transactions for a total purchase price of $29.7 million, or $1,541 per acre.

     In connection with its review of potential residential land inventory, the Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of its long-term strategy for the Residential Land Division, the Company in recent years has focused on fewer, more capital-intensive projects. The Company intends to continue to focus the Residential Land Division on those regions where the Company believes the market for its products is strongest, such as the Southeast, Southwest, Rocky Mountain and Western regions of the United States and to replenish its residential land inventory in such regions as existing projects are sold-out.

     The Residential Land Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, often before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, prior to acquiring property in new areas, the Company will conduct test marketing for a prospective project prior to entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

     Once a desirable property is identified, the Company completes its initial due diligence procedures and enters into a purchase agreement with the seller to acquire the property. It is generally the Company's policy to advance only a small downpayment of 1%-3% of the purchase price upon signing the purchase agreement and to limit the liquidated damages associated with such purchase agreement to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until regulatory approvals for the subdivision and sale of at least the initial phase of the project have been obtained. While local approvals are being sought, the Company typically engages in pre-marketing techniques and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempt to pre-sell parcels, subject to closing its purchase of the property. When the necessary regulatory approvals have been received, the closing on the property occurs and the Company obtains title to the property. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled historically.

     By requiring, in most cases, that regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Residential Land Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding such properties and
(iii) the risk of acquiring properties that may not be suitable for sale. It also provides the Residential Land Division an additional source of available properties to meet customer demand. In certain circumstances, however, the Company has acquired properties and then held such properties until their prime marketing seasons.

     Prior to closing on a purchase of residential land, the Company's policy is to complete its own environmental assessment of the property. The purpose of the Company's assessment is to evaluate the impact the proposed subdivision will have on such items as flora and fauna, wetlands, endangered species, open space, scenic vistas, recreation, transportation and community growth and character. To obtain this information, the Company's acquisition specialists typically consult with various groups and agencies including the appropriate county and state planning agencies, environmental groups, state heritage programs, soil conservation agencies and forestry groups. If the Company's environmental assessment indicates that the proposed subdivision meets environmental criteria and complies with zoning, building, health and other laws, the Company develops a formal land use plan, which forms a basis for determining an appropriate acquisition price. The Company attempts, where possible, to accommodate the existing topographical features of the land, such as streams, hills, wooded areas, stone walls, farm buildings and roads. Prior to closing on an acquisition, the Company will typically have the property surveyed by a professional surveyor and have soil analyses conducted to determine the suitability of the site for septic systems. At closing, the Company also obtains title insurance on the property.

Marketing and Sale of Inventory

  Resorts Division

     The Resorts Division utilizes a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacation invitations, kiosks in retail locations, marketing to current owners and referrals. The Resorts Division provides hotel accommodations to prospective purchasers at reduced prices in exchange for their touring the timeshare resort. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Resort Division's timeshare operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities. Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During the year ended March 29, 1998, total advertising expense for the Resorts Division was $14.6 million or 24.1% of the division's $60.8 million in sales, and during fiscal 1997, total advertising expense for the Resorts Division was $7.6 million or 28% of such division's $27.4 million in sales.

     The Company requires its sales staff to provide each timeshare customer with a written disclosure statement regarding the Timeshare Interest to be sold prior to the time the customer signs a purchase agreement. This disclosure statement sets forth relevant information regarding timeshare ownership at the resort and must be signed by every purchaser. The Company believes that this information statement contains all material and relevant information a customer requires to make an informed decision as to whether or not to purchase a Timeshare Interest at one of its resorts.

     After deciding to purchase a Timeshare Interest, a purchaser enters into a purchase agreement and is required to pay the Company a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. Substantially all timeshare purchasers visit the resort prior to purchasing.

     The Company intends to expand the points-based vacation club system that it acquired in the RDI Acquisition, which is currently only available to owners of Timeshare Interests at the Company's Wisconsin Dells, Wisconsin and Orlando, Florida resorts. Under a points-based vacation club system, members purchase an annual allotment of points which can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members significant flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the forthcoming year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. The Company's expansion of the RDI points-based vacation club system involves certain risks and uncertainties and no assurances can be given that the Company will be successful.

     The attractiveness of Timeshare Interest ownership has been enhanced significantly by the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interest in a particular year, for an occupancy right at another participating network resort at either the same or a different time. The two resorts acquired in the RDI Acquisition are affiliated with the timeshare exchange network operated by RCI, while the Company's six other resorts (including Aruba) are affiliated with II's timeshare exchange network. In connection with the RDI Acquisition, the Company has advised each of II and RCI of the existence of its agreement with the other timeshare interest exchange network and of the potential conflict. Although the Company believes this conflict will be resolved satisfactorily, no assurances can be given. If the Company's resorts ceased to qualify for the exchange networks or such networks ceased to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

     For further information on sales attributable to the Resorts Division, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

  Residential Land Division

     In general, as soon as practicable after agreeing to acquire a property and during the time period that appropriate improvements are being completed, the Company establishes selling prices for the individual parcels taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage and natural features such as lakes, mountains, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of parcels in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee. Once such selling prices are established the Company commences its marketing efforts.

     The most widely used marketing technique by the Residential Land Division is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property and local newspapers. In addition, the Company uses its proprietary database and inventory management system, which enables the Company to compile quickly information on the previously identified prospects most likely to be interested in a particular project. The Residential Land Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The conversion ratio of sales to prospects receiving on-site sales presentations for the ten-month period ended January 31, 1998 was approximately 20%. A sales representative who is knowledgeable about the property answers each inquiry generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determine whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During the year ended March 29, 1998, the Residential Land Division incurred $7.6 million in advertising expenses, or 7.2% of such division's $106.1 million in sales, and during fiscal 1997, the Residential Land Division incurred $6.3 million in advertising expense, or 9% of such division's $72.6 million in sales.

     The success of the Company's marketing efforts depends heavily on the knowledge and experience of its sales personnel. The Company requires that, prior to initiating the marketing effort for a property, every sales representatives walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by an executive officer of the Company. The Company enhances its sales and marketing organization through the Bluegreen Institute, a mandatory training program, which is designed to instill the Company's marketing and customer service philosophy in middle and lower-level management. Additionally, the sales staff is evaluated against performance standards established by the executive officers of the Company. Substantially all of a sales representative's compensation is commission-based.

     The Company requires its sales staff to provide each prospective purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development ("HUD") lot information statement, where required, or a Company generated "Vital Information Statement," sets forth relevant information with respect to, and risks associated with, the property and must be signed by each purchaser. The Company believes that these information statements contain all material and relevant information necessary for a prospective purchaser to make an informed decision as to whether or not to purchase such property, including the availability and estimated cost of utilities, restrictions regarding property usage, status of access roads and information regarding rescission rights.

     After deciding to purchase a parcel, a purchaser enters into a purchase agreement and is required to pay the Company a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a residential land sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a residential land sale, the Company typically delivers a warranty deed and a recent survey of the property to the purchaser. Title insurance is available at the purchaser's expense.

     For further information on sales attributable to the Residential Land Division, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Customer Financing

  General

     During fiscal 1996, 1997 and 1998, the Company financed 26%, 30% and 33%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and residential land to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since 1996 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 35% of consolidated sales of real estate during the year ended March 29, 1998, compared to 12% and 25% of consolidated sales during fiscal 1996 and 1997, respectively. Approximately 89% of all Timeshare Interests finance with the Company (compared to 14% and 8% of residential land purchasers in fiscal 1997 and fiscal 1998, respectively). In recent years the percentage of residential land customers who utilized the Company's financing has declined materially due, among other things, to an increased willingness on the part of local banks to extend direct lot financing to purchasers.

     The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of residential land and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

     The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during fiscal 1997 and fiscal 1998 provides for a term of seven years and a fixed interest rate. Historically, at the closing, the Company and the purchaser have executed a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser. RDI has historically delivered the deed to purchasers at the Closing of a sale, while securing repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. In connection with the expansion of its points-based vacation club system, the Company anticipates that it will move to a note and mortgage system. The Company does not believe that the transfer to a note and mortgage system will have a material adverse effect on its servicing operations or financial results.

     The Company also offers financing of up to 90% of the purchase price of all parcels sold under the Residential Land Division to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. Management believes such strategy has improved the quality of the notes receivable generated by its Residential Land Division in recent years. An average note receivable underwritten by the Company during fiscal 1997 and fiscal 1998 has a term of ten years. Most notes receivable bear interest at a fixed interest rate and are secured by a first lien on the land.

     The weighted average interest rate on the Company's notes receivable was 12.4%, 13.3% and 14.9% at March 31, 1996, March 30, 1997 and March 29, 1998,
respectively.

  Loan Underwriting

     Resorts Division.  Consistent with industry  practice,  Timeshare  Interest financing is not subject to extensive loan underwriting criteria. Customer financing on sales of Timeshare Interests requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed and other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. Historically, timeshare receivables have had a higher default rate than residential land receivables.

     Residential Land Division. The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its residential land loan portfolio. The loan underwriting process undertaken by the Company's credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting review is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant.

     In order to obtain financing from the Residential Land Division, a prospective purchaser must submit a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the Company's credit department. All credit decisions are made at the Company's corporate headquarters. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters, while loan amounts of $50,000 or more require approval from a senior executive officer. In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by senior management. Customers are notified of the reasons for credit denial by mail.

     The Company encourages customers to increase their downpayment and reduce the loan term through the structure of its loan programs. Customers receive a lower rate of interest as their downpayment increases and the loan term shortens. Additionally, the Company encourages its customers to make timely payments through a pre-authorized payment arrangement. Customers who do not choose a pre-authorized payment plan are charged interest at a rate which is one percent greater than the prevailing rate. Approximately 75% of purchasers using the Company's financing have historically participated in the pre-authorized payment plan.

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

  Collection Policies

     Resorts Division. The Company's timeshare receivables have been historically documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning the Resorts Division are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, a reminder letter is mailed to the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent (and telephone contact commences). After an account is 45 days delinquent, the Company typically sends a third letter advising the customer that such customer has 15 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser. In connection with the expansion of its points-based vacation club system, the Company anticipates moving to a note and mortgage system. To the extent that this change occurs, the Company does not anticipate that the period of time for realizing on a defaulted timeshare receivable will be materially longer, because title to the applicable property will be held by the vacation club trust.

     Residential Land Division. Collection efforts and delinquency information concerning the Residential Land Division are also managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company mails a reminder letter. Attempts are then made to contact the customer via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is made or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

     Loan Loss Reserves. Reserve for loan losses as a percentage of period end notes receivable was 2.4%, 3.4% and 1.9% at March 31, 1996, March 30, 1997 and March 29, 1998, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of the receivables.

Sales of Receivables/Pledging of Receivables

     Since 1986, the Company has sold or pledged substantially all of its receivables, generally retaining the right and obligation to service such receivables. In the case of residential land receivables, the Company typically transfers the receivables to a special purpose finance subsidiary, which in turn enters into a receivables securitization. The receivables are typically sold by such subsidiary with limited or no recourse. In the case of receivables in securitization transactions pledged to a financial institution, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

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

     As discussed under "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Company is currently negotiating with a financial institution to provide the Company with a warehouse financing and a separate receivables purchase facility. The Company will have no obligation to repurchase the receivables due to default by the borrowers under the proposed purchase facility. The Company will, however, have the obligation to repurchase the receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale.

Receivables Servicing

     Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables,
accounting  for  receivables  principal  and  interest,   making  advances  when
required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to substantially all of the receivables it sells through REMICs. The Company typically receives an annual servicing fee of approximately
 .5% of the scheduled principal balance, which is deducted from payments received.

Regulation

     The real estate industry is subject to extensive and complex regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Timeshare Interests and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. The Company is also subject to various foreign laws with respect to the Aruba Resort. The Company believes that it is in compliance in all material respects with such regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with applicable law. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     The Company's sales and marketing of residential land are subject to various consumer protection laws and to the Interstate Land Sales Full Disclosure Act which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to, and approved by, HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

     The Company's timeshare resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Timeshare Interests. Laws in each state where the Company sells Timeshare Interests generally grant the purchaser of a Timeshare Interest the right to cancel a contract of purchase at any time within a specified period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; price, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. In compliance with state laws, the Company provides its timeshare purchasers with a public disclosure statement which contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a Timeshare Interests owner.

     Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

     The Company's customer financing activities are also subject to extensive regulation, which may include, Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and
Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA and Right to Financial Privacy Act.

     Management is not aware of any pending regulatory contingencies that are expected to have a materially adverse impact on the Company.

Competition

     The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. The Resorts Division competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental. The Company also competes with other publicly traded timeshare companies, including Signature, Vistana, Fairfield, Silverleaf and numerous other owners and operators of timeshare resorts. The Residential Land Division competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of residential lots. Competition may be generally smaller with respect to the Company's residential lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although, as noted above, the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's Timeshare Interests and its results of operations. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of Residential Land Division sales as evidenced by the low percentage of residential land sales internally financed since 1995. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Personnel

     As of March 29, 1998, the Company had 1,677 employees. Of the 1,677 employees, 94 were located at the Company's headquarters in Boca Raton, Florida, 109 at the Company's corporate office in Fort Myers, Florida and 1,474 in regional offices throughout the United States and Canada (the field personnel include 244 field employees supporting the Company's Residential Land Division and 1,230 field employees supporting the Company's Resorts Division. None of the Company's employees are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.

      Name               Age                 Position
      ----               ---                 --------
George F. Donovan         59      President and Chief Executive Officer
Daniel C. Koscher         41      Senior Vice President - Land Division
L. Nicolas Gray           51      Senior Vice President - Resorts Division
Patrick E. Rondeau        51      Senior Vice President, Director of Corporate
                                    Legal Affairs and Clerk
John F. Chiste            42      Chief Financial Officer and Treasurer
Allan J. Herz             38      Vice President and Director of Mortgage
                                    Operations
Joan A. McCormick         55      Vice President and Chief Information Officer
Susan J. Milanese         39      Vice President and Director of Human Resources
Anthony M. Puleo          30      Chief Accounting Officer

George F. Donovan joined the Company as a Director in 1991 and was appointed President and Chief Operating Officer in October 1993. He became Chief Executive Officer in December, 1993. Mr. Donovan has served as an officer of a number of other recreational real estate corporations, including Leisure Management International, of which he was President from 1991 to 1993, and Fairfield Communities, Inc., of which he was President from April 1979 to December 1985.

Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer, Vice President and Director of Planning/Budgeting. In 1997, he became

Senior Vice President, Residential Land Division. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting.

L. Nicolas Gray joined the Company in 1995 to oversee the Company's timeshare resorts operation and was named Senior Vice President in 1997. Mr. Gray has over 25 years of experience in the hospitality, timeshare and related resort industries. Mr. Gray served as Director of Development for Resort Condominium International, a timeshare exchange organization from 1993 to 1995. Prior to that time, Mr. Gray was Executive Vice President and General Manager for resort developments of Thousand Trails from 1989 to 1991 and Fairfield Communities from 1979 to 1989.

Patrick E. Rondeau joined the Company in 1990 and was elected Vice President and Director of Corporate Legal Affairs. He became Clerk in 1993 and Senior Vice President in 1997. For more than five years prior to his employment with the Company, Mr. Rondeau was a senior partner of Freedman, DeRosa & Rondeau, located in North Adams, Massachusetts, which firm serves as legal counsel to the Company on various matters. Mr. Rondeau holds a B.A. in Political Science along with a J.D.

John F. Chiste joined the Company in July 1997 as Treasurer and Chief Financial Officer. From January 1997 to June 1997, Mr. Chiste was employed by Compscript, Inc. From December 1992 to January 1997, he served as the Chief Financial Officer, Secretary and Treasurer of Computer Integration Corporation, a publicly-held distribution company which provides information products and services to corporations nationwide. From 1983 through 1992, Mr. Chiste held various positions with Ernst & Young LLP, most recently serving as a Senior Manager. Mr. Chiste holds a B.B.A. in Accounting and is a Certified Public Accountant.

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

Joan A. McCormick joined the Company in 1993 as its Director of Management Information Systems and was elected Vice President in February, 1995. In 1998, Ms. McCormick was named Chief Information Officer. Ms. McCormick has over 20 years of experience in information systems management in the real estate, hotel, banking and manufacturing fields. Prior to joining the Company, Ms. McCormick was Assistant Vice President MIS for Atlantic Gulf Communities Corporation. She has also held management positions with Arvida/JMB Partners Ltd., Southeast Banking Corporation and General Motors Corporation. She holds a B.A. in Business Administration.

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

Anthony M. Puleo joined the Company in October 1997 as Chief Accounting Officer. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, most recently serving as a Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

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

Item 2. PROPERTIES.

         The Company's principal executive office is located in Boca Raton, Florida in approximately 53,000 square feet of leased space. On March 29, 1998, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern, Rocky Mountain and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba.

Item 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company from time to time becomes subject to claims or proceeding relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the above are incidental to its business.

     On November 26, 1997, an action was filed in the U.S. District Court for the Eastern District of Tennessee against the Company. The complaint purports to be brought on behalf of a class of current and former timeshare sales representative employees of the Company. It asserts claims for violations of the minimum wage and overtime provisions of the Fair Labor Standards Act. The Company is in the early stages of evaluating this litigation's potential impact, if any, on the Company, and accordingly cannot predict the outcome with any degree of certainty. Although no assurances can be given, the Company does not believe that any likely outcome will have a material adverse effect on the Company.

     In May 1996, RDI and the RDI Stockholders entered into a letter agreement (the "Letter Agreement") with certain individuals on behalf of an entity to be formed by such individuals (the "Prospective Buyer") regarding the proposed acquisition of RDI. The Letter Agreement indicated, among other things, that the agreement was binding, the parties proposed to negotiate and execute a definitive agreement consistent with the Letter Agreement by June 15, 1996 and that the transaction would close by December 31, 1996. The Letter Agreement also included an exclusivity provision pursuant to which the parties agreed to negotiate in good faith exclusively with each other to enter into a definitive agreement until June 30, 1996. On July 1, 1996, counsel for the Prospective Buyer forwarded to RDI's counsel a letter which would have extended the June 15, 1996 and June 30, 1996 dates referred to above had it been executed by RDI and the RDI Stockholders; the letter was not executed by RDI or the RDI Stockholders. In September 1996, RDI informed the Prospective Buyer that RDI did not wish to proceed with negotiations. The Prospective Buyer advised RDI in writing shortly thereafter that, among other things, the Prospective Buyer believed that the Letter Agreement was a binding agreement for the sale of RDI and that the Prospective Buyer would assert its alleged right to prevent an acquisition by RDI by any third party and take action against any such third party and RDI and the RDI Stockholders. After September 1996, no further negotiations with respect to the acquisition took place between RDI and the Prospective Buyer. The Company executed and announced a purchase agreement for the RDI Acquisition in July 1997 and closed this transaction on October 3, 1997. To date, the Prospective Buyer has taken no further action. Although no assurances can be given, the Company believes that any claim by the Prospective Buyer would be meritless and the Company would defend any such claim vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information provided on page 14 of the 1998 Annual Report is incorporated herein by reference.

The Company has not paid any cash dividends during the last five years and has not paid any stock dividends since fiscal 1996. The Company does not anticipate paying any dividends in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998, and certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its common stock.

Item 6. SELECTED FINANCIAL DATA.

The information provided on page 15 of the 1998 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 24 of the 1998 Annual Report is incorporated herein by reference.

Item 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and report of independent certified public accountants on pages 25 through 38 of the 1998 Annual Report are incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information provided under the headings "Proposals 1 and 2 - Fixing of Number of Directors at Seven and Election of Named Directors," "Executive Compensation" and "Certain Transactions and Other Information" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the 1998 Annual Report on pages 25 through 38 are incorporated by reference into Item 8 hereof: Page

Consolidated Balance Sheets as of March 30, 1997 and March 29, 1998           25

Consolidated Statements of Operations for each of the three years
    in the period ended March 29, 1998                                        26

Consolidated Statements of Shareholders' Equity for each of the
    three years in the period ended March 29, 1998                            27

Consolidated Statements of Cash Flows for each of the three years in
    the period ended March 29, 1998                                           28

Notes to Consolidated Financial Statements                                    29

Report of Independent Certified Public Accountants                            38

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3)  List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 20 through 22 hereof.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated March 12, 1998, reporting under Item 5 thereof the issuance of a press release, pursuant to Rule 135c under the Securities Act of 1933, in connection with a proposed unregistered offering of $100 million in aggregate principal amount of Senior Secured Notes due 2008.

The Company filed a Current Report on Form 8-K dated April 6, 1998, reporting under Item 5 thereof that the proposed offering previously reported on March 12, 1998 had been consummated with $110 million of aggregate principal of Senior Secured Notes being issued.

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

                              BLUEGREEN CORPORATION
                                   (Registrant)

Date:  June 26, 1998  By:  /S/ GEORGE F. DONOVAN
                           -----------------------------------------
                           George F. Donovan
                           President and Chief Executive Officer

Date:  June 26, 1998  By:  /S/ JOHN F. CHISTE
                           -----------------------------------------
                           John F. Chiste,
                           Treasurer and Chief Financial Officer
                           (Principal Financial Officer)

Date:  June 26, 1998  By:  /S/ ANTHONY M. PULEO
                           -----------------------------------------
                           Anthony M. Puleo,
                           Chief Accounting Officer
                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of June, 1998.

           Signature                      Title

/S/ GEORGE F. DONOVAN            President, Chief Executive Officer and Director
---------------------------
George F. Donovan

/S/ JOHN F. CHISTE               Treasurer and Chief Financial Officer
---------------------------      (Principal Financial Officer)
John F. Chiste

/S/ ANTHONY M. PULEO             Chief Accounting Officer
---------------------------      (Principal Accounting Officer)
Anthony M. Puleo

/S/ JOSEPH C. ABELES             Director
---------------------------
Joseph C. Abeles

/S/ RALPH A. FOOTE               Director
---------------------------
Ralph A. Foote

/S/ FREDERICK M. MYERS           Director and Chairman of the Board
---------------------------
Frederick M. Myers

/S/ J. LARRY RUTHERFORD          Director
---------------------------
J. Larry Rutherford

/S/ STUART A. SHIKIAR            Director
---------------------------
Stuart A. Shikiar

/S/ BRADFORD T. WHITMORE         Director
---------------------------
Bradford T. Whitmore

Number                            Description
------                            -----------

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

4.7 Indenture dated as of April 1, 1998 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.24     Form of  Agreement  dated June 27,  1989  between the  Registrant  and
          Peoples Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2,
          1989).

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

10.59 Amendment No. 3 dated November 21, 1991 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.100 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.60 Amendment No. 4 dated January 30, 1992 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.101 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.61 Amendment No. 5 dated October, 1992 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.102 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.62 Amendment No. 6 dated May 12, 1993 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.88 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).

10.63 Amendment No. 7 dated February 18, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.89 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).

10.64 Amendment No. 8 dated March 25, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.103 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.65 Amendment No. 9 dated June 29, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.91 to Quarterly Report on Form 10-Q for the period ended September 25, 1994).

10.66 Amendment No. 10 dated December 14, 1994 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.94 to Annual Report on Form 10-K for the fiscal year ended April 2, 1995).

10.67 Amendment No. 11 dated October 31, 1995 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.104 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.68 Amendment No. 12 dated May 1, 1996 to Amended and Restated Loan and Security Agreement entered into as of January 9, 1990 by Patten Receivables Finance Corporation VI, Finova Capital Corporation (fka Greyhound Real Estate Finance Corporation) and the Registrant as Guarantor (incorporated by reference to exhibit 10.105 to Annual Report on Form 10-K for the year ended March 31, 1996).

10.77     Registrant's   Amended  1988  Outside   Directors  Stock  Option  Plan
          (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 29, 1992).

10.78     Registrant's  1988  Amended  Outside   Director's  Stock  Option  Plan
          (incorporated by reference to exhibit to Registration Statement on Form S-8, File No. 33-61687 ).

10.79     Registrant's 1995 Stock Incentive Plan, as amended.

10.80 Registrant's Retirement Savings Plan (incorporated by reference to Registration Statement on Form S-8, File No. 33-48075).

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

10.97 Pooling and Servicing Agreement dated as of April 15, 1994, among Patten Receivables Finance Corporation IX, the Registrant, Patten Corporation REMIC Trust, Series 1994-1 and First Trust National Association, as Trustee (incorporated by reference to exhibit 10.84 to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).

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

10.123 Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2 % Senior Secured Notes due 2008. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.124 Employment Agreement between George F. Donovan and the Company dated March, 1998. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.125 Employment Agreement between John F. Chiste and the Company dated March, 1998. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.126 Employment Agreement between L. Nicolas Gray and the Company dated March, 1998. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.127 Employment Agreement between Daniel C. Koscher and the Company dated March, 1998. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.128 Employment Agreement between Patrick E. Rondeau and the Company dated March, 1998. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.129 Amended and Restated Credit Facility Agreement entered into as of April 16, 1998 between Finova Capital Corporation and the Registrant. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.130 Amended and Restated Loan and Security Agreement dated as of September 23, 1997 between Foothill Capital Corporation and the Registrant. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

10.131    Registrant's 1998 Non-Employee Director Stock Option Plan.

13.1      Portions of the 1998 Annual Report.

21.1 List of Subsidiaries. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

23.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule.