Form 10-Q
period 1998-06-28
BLUEGREEN CORP
filed 1998-08-12
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended June 28, 1998

                                       or

[ ]   -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:   0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                              03-0300793
------------------------------------------    ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     4960 Blue Lake Drive, Boca Raton, Florida              33431
-----------------------------------------------   -----------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (561) 912-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of August 6, 1998, there were 20,913,228 shares issued, 449,800 treasury shares and 20,463,428 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.      FINANCIAL STATEMENTS                                                                  PAGE
             CONDENSED CONSOLIDATED BALANCE SHEETS AT
                  JUNE 28, 1998 AND MARCH 29, 1998 ............................................     3

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                  ENDED JUNE 28, 1998 AND JUNE 29, 1997 .......................................     4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
                  ENDED JUNE 28, 1998 AND JUNE 29, 1997 .......................................     5

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................     7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................    15

ITEM 3.      QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK ...............................................    25

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ................................................................    25

ITEM 2.      CHANGES IN SECURITIES ............................................................    25

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES ..................................................    25

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................    26

ITEM 5.      OTHER INFORMATION ................................................................    26

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K .................................................    26

SIGNATURES.....................................................................................    27

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     MARCH 29,          JUNE 28,
                                                                       1998              1998
                                                                       ----              ----
                                                                      (NOTE)          (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $13.2 million and $11.0 million at
   March 29, 1998 and June 28, 1998, respectively) ..............      $  31,065       $  69,953
Contracts receivable, net .......................................         15,484          17,959
Notes receivable, net ...........................................         79,785          55,269
Investment in securities ........................................         10,941          14,088
Inventory, net ..................................................        107,198         109,530
Property and equipment, net .....................................         17,223          19,583
Other assets ....................................................         11,267          14,740
                                                                       ---------       ---------
   TOTAL ASSETS .................................................      $ 272,963       $ 301,122
                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable ................................................      $   5,265       $   5,773
Accrued liabilities and other ...................................         19,023          17,877
Receivable-backed notes payable .................................         48,694          13,039
Lines-of-credit and notes payable ...............................         72,396          19,667
Deferred income .................................................          8,392           8,508
Deferred income taxes ...........................................          8,011          10,542
10.50% senior secured notes payable .............................           --           110,000
8.00% convertible subordinated notes payable to related
    parties .....................................................          6,000           6,000
8.25% convertible subordinated debentures .......................         34,739          34,371
                                                                       ---------       ---------
   TOTAL LIABILITIES ............................................        202,520         225,777

Minority interest ...............................................            450             468

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..................................................           --              --
Common stock, $.01 par value, 90,000 shares
   authorized; 20,761 and 20,893 shares issued at March 29, 1998
   and June 28, 1998,  respectively .............................            208             209
Additional paid-in capital ......................................         71,932          72,757
Treasury stock, 450 common shares at cost at both
    March 29, 1998 and June 28, 1998 ............................         (1,389)         (1,389)
Net unrealized gains on investments available-for-sale, net
   of income taxes ..............................................            405             405
Retained earnings (accumulated deficit) .........................         (1,163)          2,895
                                                                       ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY ...................................         69,993          74,877
                                                                       ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................      $ 272,963       $ 301,122
                                                                       =========       =========

Note: The condensed consolidated balance sheet at March 29, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                             JUNE 29,       JUNE 28,
                                                               1997           1998
                                                               ----           ----
REVENUES:
   Sales of real estate ...............................      $ 33,091       $ 55,658
   Other resort services revenue ......................            --          2,476
   Interest income ....................................         1,901          3,763
                                                             --------       --------
                                                               34,992         61,897

COSTS AND EXPENSES:
   Cost of real estate sold ...........................        15,156         20,868
   Cost of other resort services ......................            --          2,251
   Selling, general and administrative expense ........        15,011         27,568
   Interest expense ...................................         1,659          3,745
   Provisions for losses ..............................           311            293
                                                             --------       --------
                                                               32,137         54,725
                                                             --------       --------

Income from operations ................................         2,855          7,172

Other income ..........................................            92          2,425
                                                             --------       --------
Income before income taxes ............................         2,947          9,597
Provision for income taxes ............................         1,208          3,839
Minority interest in income of consolidated subsidiary             --             18
                                                             --------       --------
Income before extraordinary item ......................         1,739          5,740
Extraordinary loss on early extinguishment of debt, net
    of income taxes ...................................            --         (1,682)
                                                             --------       --------

NET INCOME ............................................      $  1,739       $  4,058
                                                             ========       ========

EARNINGS PER COMMON SHARE:
Basic:
    Income before extraordinary item ..................      $   0.09       $   0.28
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ...........................            --          (0.08)
                                                             --------       --------
    Net income ........................................      $   0.09       $   0.20
                                                             ========       ========

Diluted:
    Income before extraordinary item ..................      $   0.08       $   0.23
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ...........................            --          (0.06)
                                                             --------       --------
    Net income ........................................      $   0.08       $   0.17
                                                             ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic .................................................        20,152         20,349
                                                             ========       ========
Diluted ...............................................        21,677         27,508
                                                             ========       ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                          JUNE 29,       JUNE 28,
                                                                            1997           1998
                                                                            ----           ----
OPERATING ACTIVITIES:
   Net income .....................................................      $   1,739       $   4,058
   Adjustments to reconcile net income to net
      cash flow provided by operating activities:
        Extraordinary loss on early extinguishment of debt,
            net of taxes ..........................................             --           1,682
        Minority interest in income of consolidated subsidiary ....             --              18
        Depreciation and amortization .............................            421             553
        Gain on sale of notes receivable ..........................             --          (2,053)
        Gain on sale of property and equipment ....................           (121)           (267)
        Provisions for losses .....................................            311             293
        Provision for deferred income taxes .......................          1,208           3,839
        Interest accretion on investment in securities ............           (336)           (383)
        Proceeds from sale of notes receivable ....................             --          31,305
        Proceeds from borrowings collateralized by notes
            receivable ............................................         10,117           1,742
        Payments on borrowings collateralized by notes receivable..         (3,031)           (574)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Contracts receivable ........................................         (2,779)         (2,475)
      Notes receivable ............................................        (11,448)        (10,665)
      Inventory ...................................................          6,895             303
      Other assets ................................................            288             554
      Accounts payable, accrued liabilities and other .............          1,847            (523)
                                                                         ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................          5,111          27,407
                                                                         ---------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment ............................         (1,187)         (3,349)
   Sales of property and equipment ................................             --             872
   Cash received from investment in securities ....................            505             395
                                                                         ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES .............................           (682)         (2,082)
                                                                         ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of 10.50% senior secured notes payable ..             --         110,000
   Proceeds from borrowings under line-of-credit facilities
      and other notes payable .....................................         19,189              --
   Payments under line-of-credit facilities and other notes payable        (18,132)        (91,825)
   Payment of debt issuance costs .................................           (463)         (4,885)
   Payments for treasury stock ....................................            (19)             --
   Proceeds from exercise of employee and director stock options ..             --             273
                                                                         ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........................            575          13,563
                                                                         ---------       ---------
Net increase in cash and cash equivalents .........................          5,004          38,888
Cash and cash equivalents at beginning of period ..................         11,597          31,065
                                                                         ---------       ---------
Cash and cash equivalents at end of period ........................         16,601          69,953
Restricted cash and cash equivalents at end of period .............        (10,567)        (11,036)
                                                                         ---------       ---------
Unrestricted cash and cash equivalents at end of period ...........      $   6,034       $  58,917
                                                                         =========       =========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                             ----------------------------------
                                                                  JUNE 29,        JUNE 28,
                                                                     1997           1998
                                                                     ----           ----
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing .................      $     6,326      $  500
                                                                  ===========      ======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure .....................      $       949      $2,134
                                                                  ===========      ======

      Conversion of 8.25% convertible subordinated
        debentures into common stock .......................      $        --      $  368
                                                                  ===========      ======

      Sale of notes receivable in exchange for investment
        in securities ......................................      $        --      $3,160
                                                                  ===========      ======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                                   (UNAUDITED)

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended June 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the Company's) Annual Report to Shareholders for the fiscal year ended March 29, 1998.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the Resorts Division) strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity (Timeshare Interests). The Company currently markets and sells Timeshare Interests in nine resorts located in the United States and the Caribbean. The Company's residential land business (the Residential Land Division) strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting. During the three months ended June 28, 1998, sales of real estate generated by the Company's Resorts Division and Residential Land Division comprised approximately 43% and 55%, respectively, of the Company's total sales of real estate. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land Division.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany balances and transactions are eliminated.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS (LOSS) PER COMMON SHARE

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which became effective for the Company's quarter ended December 28, 1997. Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 31, 1997 or the date of issuance, if later. The earnings
(loss) per common
share and weighted average number of common and common equivalent shares for the three-month period ended June 29, 1997 have been restated in accordance with SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

(in thousands, except per share data)

                                                                 THREE MONTHS ENDED
                                                               JUNE 29,      JUNE 28,
                                                                 1997         1998
                                                              -----------------------
Basic earnings per share - numerators:
    Income before extraordinary item ...................      $  1,739       $  5,740
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ............................            --         (1,682)
                                                              -----------------------
    Net income .........................................      $  1,739       $  4,058
                                                              =======================

Diluted earnings per share - numerators:
    Income before extraordinary item - basic ...........      $  1,739       $  5,740

    Effect of dilutive securities (net of tax effects):
       8.25% convertible subordinated debentures .......            --            429
       8.00% convertible subordinated notes payable ....            --             72
                                                              -----------------------
                                                                    --            501
                                                              -----------------------
    Income before extraordinary item - diluted .........         1,739          6,241
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ............................            --         (1,682)
                                                              -----------------------
    Net income - diluted ...............................      $  1,739       $  4,559
                                                              =======================

Denominator:
    Denominator for basic earnings per share - weighted
        average shares .................................        20,152         20,349

    Effect of dilutive securities:

       Stock options ...................................         1,525          1,423
       8.25% convertible subordinated debentures .......            --          4,205
       8.00% convertible subordinated notes payable ....            --          1,531
                                                              -----------------------
    Dilutive potential common shares ...................         1,525          7,159

    Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions ...        21,677         27,508
                                                              =======================
Basic earnings per common share:
    Income before extraordinary item ...................      $   0.09       $   0.28
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ............................            --          (0.08)
                                                              -----------------------
    Net income .........................................      $   0.09       $   0.20
                                                              =======================

Diluted earnings per common share:
    Income before extraordinary item ...................      $   0.08       $   0.23
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ............................            --          (0.06)
                                                              -----------------------
    Net income .........................................      $   0.08       $   0.17
                                                              =======================

COMPREHENSIVE INCOME

As of March 30, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of fiscal 1998 and 1999, total comprehensive income approximated net income.

SEGMENT INFORMATION

Effective March 30, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports, other than in the initial year of adoption. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but will affect the disclosure of segment information in the Company's fiscal 1999 annual financial statements.

START-UP COSTS

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. The SOP is effective for the Company's fiscal 2000, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The Company estimates that adopting this SOP will have no significant impact on its fiscal 2000 results of operations.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation

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

Approximately $1.1 million of goodwill, which is included in other assets on the condensed consolidated balance sheet, was recognized in connection with the acquisition of RDI. The goodwill is being amortized over 25 years.

The following pro forma financial information presents the combined results of operations of the Company and RDI as if the acquisition had occurred on March 31, 1997, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RDI constituted a single entity during such period.



                                    Three months ended June 29, 1997
                      (unaudited - amounts in thousands, except per share data)

      Net revenues                             $  42,204
                                               =========
      Net income                               $   2,878
                                               =========

      Earnings per share:

         Basic                                 $    0.14
                                               =========
         Diluted                               $    0.13
                                               =========

3.    SALE OF NOTES RECEIVABLE

On June 26, 1998 the Company sold approximately $32.4 million aggregate principal amount of timeshare notes receivable (the Receivables) to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company (BRFC). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the Purchaser) pursuant to an Asset Purchase Agreement dated as of June 26, 1998 (the Purchase Agreement).

A purchase price equal to approximately 96.4% of the principal balance of the Receivables sold was paid by the Purchaser at closing in cash. In addition, BRFC will be entitled to receive a deferred payment after the Purchaser has received a return equal to the weighted average term treasury rate plus 1.4%, (6.924% for this sale) and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Receivables were sold without recourse to the Company or BRFC except for breaches of representations and warranties made at the time of sale. The Company will act as servicer for the Receivables and will be paid a fee. In connection with the sale, the Company recognized a $2.1 million gain which is included in other income in the condensed consolidated statement of income for the three months ended June 28, 1998, and recorded a $3.1 million available-for-sale investment in the residual cash flow of the receivable pool (i.e., the deferred payment) which is included in investments in securities in the condensed consolidated balance sheet as of June 28, 1998.

Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term. The Purchaser's obligation to purchase under the purchase facility will terminate upon the occurrence of specified trigger events. The purchase facility includes various conditions to purchase and other provisions customary for securitizations of this type.

4.    INVENTORY

The Company's inventories by geographic region, which consist of real estate acquired for sale, are summarized below (amounts in thousands).


                                                      MARCH 29, 1998
                             ----------------------------------------------------------------
GEOGRAPHIC REGION              RESORTS             LAND          COMMUNITIES           TOTAL
-----------------              -------             ----          ------------          -----
Southeast............            $35,846         $ 12,911           $2,674          $  51,431
Southwest............                 --           22,163               --             22,163
Aruba................             17,113               --               --             17,113
Midwest..............              6,316                6               --              6,322
Rocky Mountains .....                 --            4,654               --              4,654
Mid-Atlantic.........                 --            3,009               --              3,009
West ................                 --            2,196               --              2,196
Other................                 --              310               --                310
                             -----------       ----------      -----------         ----------
Totals...............            $59,275          $45,249           $2,674           $107,198
                             ===========       ==========      ===========         ==========


                                                       JUNE 28, 1998
                           ------------------------------------------------------------------
GEOGRAPHIC REGION              RESORTS             LAND          COMMUNITIES           TOTAL
-----------------              -------             ----          ------------          -----
Southeast............            $36,174          $13,888           $1,951          $  52,013
Southwest............                 --           23,609               --             23,609
Aruba................             17,000               --               --             17,000
Midwest..............              8,286              106               --              8,392
Rocky Mountains .....                 --            2,650               --              2,650
Mid-Atlantic.........                 --            2,743               --              2,743
West ................                 --            1,879               --              1,879
Other................                 --            1,244               --              1,244
                           -------------        ---------      -----------        -----------
Totals...............            $61,460          $46,119           $1,951           $109,530
                           =============        =========      ===========        ===========


5.    SENIOR SECURED NOTES

On April 1, 1998, the Company consummated a private placement offering (the Offering) of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the Notes). Interest on the Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 1, 2003, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 - 105.25%; 2004 - 103.50%; 2005 - 101.75% and 2006 and thereafter - 100.00%. In addition, prior to April 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price equal to 110.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least $65 million principal amount of Notes remains outstanding after any such redemption. The Notes are senior obligations of the Company and will rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company and will rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of Bluegreen Corporation will secure its obligations under the Notes, and the Notes will be effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the Subsidiary Guarantors), with the exception of Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, Non-Guarantor Subsidiaries).

The Note guarantees are senior obligations of each Subsidiary Guarantor and rank PARI PASSU in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a Mortgage) on certain residential land properties of such Subsidiary Guarantors (the Pledged Properties). Absent the occurrence and the continuance of an event of default, the Notes trustee will be required to release its lien on the Pledged Properties as property is sold and the Trustee will not have a lien on the proceeds of any such sale. As of June 28, 1998, the Pledged Properties had an aggregate book value of approximately $34 million. The Notes' indenture includes certain financial covenants including the restriction of future payments of cash dividends.

The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the $22.1 million short-term borrowing from the two investment banking firms who were the initial purchasers of the Notes, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering will be used to repay other obligations of the Company and for working capital purposes. In connection with the Offering, the Company wrote-off approximately $692,000 of debt issuance costs related to the extinguished debt and recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes.

On June 19, 1998, the Company's Registration Statement on Form S-4 was declared effective and registered Series B Notes, which are identical in terms to the Notes, under the Securities Act of 1933. Subsequently, the Company made an offer to the holders of the Notes to exchange the Notes for the Series B Notes, which expired on August 5, 1998, with all of the Notes being exchanged.

SUPPLEMENTAL GUARANTOR INFORMATION

Management has determined that separate, full financial statements for the Subsidiary Guarantors and Non-Guarantor Subsidiaries are not required and, accordingly, are not provided. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                              BLUEGREEN CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATAEMENTS -- (CONTINUED)
             CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 28, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           COMBINED       COMBINED
                                          BLUEGREEN     NON-GUARANTOR    SUBSIDIARY
                                         CORPORATION     SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
ASSETS
    Cash and cash equivalents .......      $  54,625       $   4,065      $  11,263      $      --       $  69,953
    Contracts receivable, net .......            392              86         17,481             --          17,959
    Notes receivable, net ...........             50           1,916         53,303             --          55,269
    Investment in securities ........             --          14,088             --             --          14,088
    Inventory, net ..................         13,738          17,000         78,792             --         109,530
    Property and equipment, net .....          5,080             265         14,238             --          19,583
    Investments in subsidiaries .....          7,980              --             --         (7,980)             --
    Intercompany receivable .........         64,252           2,138             --        (66,390)             --
    Other assets ....................          7,393           1,708          8,666         (3,027)         14,740
                                           ---------       ---------      ---------      ---------       ---------
       TOTAL ASSETS .................      $ 153,510       $  41,266      $ 183,743      $ (77,397)      $ 301,122
                                           =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable, accrued
     liabilities and other ..........      $   6,311       $   4,299      $  21,575      $     (27)      $  32,158
    Intercompany payable ............             --              --         66,390        (66,390)             --
    Lines-of-credit and notes payable        117,250          17,504         16,952         (3,000)        148,706
    Deferred income taxes ...........          1,714             857          7,971             --          10,542
    8.25% convertible subordinated
     debentures......................         34,371              --             --             --          34,371
                                           ---------       ---------      ---------      ---------       ---------
       TOTAL LIABILITIES ............        159,646          22,660        112,888        (69,417)        225,777

    Minority interest ...............             --              --             --            468             468

SHAREHOLDERS' EQUITY
    Common stock ....................            209               6              3             (9)            209
    Additional paid-in capital ......         72,669             495          8,089         (8,496)         72,757
    Treasury stock ..................         (1,389)             --             --             --          (1,389)
    Net unrealized gains ............             --             405             --             --             405
    Retained earnings (accumulated
     deficit)........................        (77,625)         17,700         62,763             57           2,895
                                           ---------       ---------      ---------      ---------       ---------

       TOTAL SHAREHOLDERS' EQUITY ...         (6,136)         18,606         70,855         (8,448)         74,877
                                           ---------       ---------      ---------      ---------       ---------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ........      $ 153,510       $  41,266      $ 183,743      $ (77,397)      $ 301,122
                                           =========       =========      =========      =========       =========

                              BLUEGREEN CORPORATION

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 29, 1997
                                     -----------------------------------------------------------------------
                                                      COMBINED      COMBINED
                                      BLUEGREEN     NON-GUARANTOR  SUBSIDIARY
                                     CORPORATION    SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales of real estate ........      $  6,896       $     --      $ 26,195       $     --       $ 33,091
    Management fee revenue ......         2,803             --            --         (2,803)            --
    Interest income and other ...            68            525         1,308             --          1,901
                                       --------       --------      --------       --------       --------
                                          9,767            525        27,503         (2,803)        34,992
COST AND EXPENSES
    Cost of real estate sold ....         3,626             --        11,530             --         15,156
    Management fees .............            --             53         2,750         (2,803)            --
    Selling, general and
     administrative expense .....         5,808             14         9,189             --         15,011
    Interest expense ............           820            121           718             --          1,659
    Provisions for losses .......            --             --           311             --            311
                                       --------       --------      --------       --------       --------
                                         10,254            188        24,498         (2,803)        32,137
                                       --------       --------      --------       --------       --------
    Income (loss) from operations          (487)           337         3,005             --          2,855
    Other income (expense) ......           109             --           (17)            --             92
                                       --------       --------      --------       --------       --------
    Income (loss) before income
     taxes ......................          (378)           337         2,988             --          2,947
    Provision (benefit) for
     income taxes ...............          (155)           138         1,225             --          1,208
                                       --------       --------      --------       --------       --------
        Net income (loss) .......      $   (223)      $    199      $  1,763       $     --       $  1,739
                                       ========       ========      ========       ========       ========



                                                           THREE MONTHS ENDED JUNE 28, 1998
                                     -----------------------------------------------------------------------
                                                        COMBINED      COMBINED
                                         BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                        CORPORATION    SUBSIDIARIES  GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales of real estate ...........      $  8,347      $  3,285      $ 44,026       $     --       $ 55,658
    Management fee revenue .........         5,318            --            --         (5,318)            --
    Other resort services revenue ..            --           267         2,209             --          2,476
    Interest income and other ......           369           558         2,836             --          3,763
                                          --------      --------      --------       --------       --------
                                            14,034         4,110        49,071         (5,318)        61,897
COST AND EXPENSES
    Cost of real estate sold .......         2,564           959        17,345             --         20,868
    Cost of other resort services ..            --           309         1,942             --          2,251
    Management fees ................            --           411         4,907         (5,318)            --
    Selling, general and
     administrative expense ........         7,445         1,717        18,406             --         27,568
    Interest expense ...............         1,007           508         2,230             --          3,745
    Provisions for losses ..........            --           115           178             --            293
                                          --------      --------      --------       --------       --------
                                            11,016         4,019        45,008         (5,318)        54,725
                                          --------      --------      --------       --------       --------
    Income from operations .........         3,018            91         4,063             --          7,172
    Other income ...................           278         2,052            95             --          2,425
                                          --------      --------      --------       --------       --------
    Income before income taxes .....         3,296         2,143         4,158             --          9,597
    Provision for income taxes .....         1,318           857         1,664             --          3,839
    Minority interest in income of
       consolidated subsidiary .....            --            --            --            (18)           (18)
                                          --------      --------      --------       --------       --------
    Income before extraordinary item         1,978         1,286         2,494            (18)         5,740
    Extraordinary loss on early
       extinguishment of debt, net..            --            --        (1,682)            --         (1,682)
                                          --------      --------      --------       --------       --------
          Net income ...............      $  1,978      $  1,286      $    812       $    (18)      $  4,058
                                          ========      ========      ========       ========       ========

                              BLUEGREEN CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 29, 1997
                                               --------------------------------------------------------
                                                                COMBINED       COMBINED
                                                BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                               CORPORATION    SUBSIDIARIES    GUARANTORS    CONSOLIDATED
OPERATING ACTIVITIES:
   Net cash provided (used) by operating
     activities ...........................      $  3,958       $   (233)      $  1,386       $  5,111
                                                 --------       --------       --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ....          (181)            --         (1,006)        (1,187)
   Cash received from investment in
      securities ..........................            --            505             --            505
                                                 --------       --------       --------       --------
Net cash (used) provided by investing
   activities .............................          (181)           505         (1,006)          (682)
                                                 --------       --------       --------       --------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-
      credit facilities and other notes ...           109             --         19,080         19,189
      payable
   Payments under line-of-credit facilities
      and other notes payable .............           (29)            --        (18,103)       (18,132)
   Payment of debt issuance costs .........            --            (27)          (436)          (463)
   Payments for treasury stock ............           (19)            --             --            (19)
                                                 --------       --------       --------       --------
Net cash provided (used) by financing
   activities .............................            61            (27)           541            575
                                                 --------       --------       --------       --------
Net increase in cash and cash equivalents..         3,838            245            921          5,004
Cash and cash equivalents at beginning of
  period ..................................         3,353          3,442          4,802         11,597
                                                 --------       --------       --------       --------

Cash and cash equivalents at end of period          7,191          3,687          5,723         16,601
Restricted cash and cash equivalents at end
   of period ..............................        (1,207)        (3,687)        (5,673)       (10,567)
                                                 --------       --------       --------       --------
Unrestricted cash and cash equivalents at
   end of period ..........................      $  5,984       $     --       $     50       $  6,034
                                                 ========       ========       ========       ========


                                                                  THREE MONTHS ENDED JUNE 28, 1998
                                                     -----------------------------------------------------------
                                                                      COMBINED        COMBINED
                                                      BLUEGREEN     NON-GUARANTOR    SUBSIDIARY
                                                     CORPORATION    SUBSIDIARIES     GUARANTORS     CONSOLIDATED
OPERATING ACTIVITIES:
   Net cash provided (used) by
    operating activities .......................      $ (62,607)      $   2,404       $  87,610       $  27,407
                                                      ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment .........         (2,279)            (44)         (1,026)         (3,349)
   Sales of property and equipment .............            864              --               8             872
   Cash received from investment in
      securities ...............................             --             395              --             395
                                                      ---------       ---------       ---------       ---------
Net cash (used) provided by investing
   activities ..................................         (1,415)            351          (1,018)         (2,082)
                                                      ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-
      credit facilities and other notes payable         110,000              --              --         110,000
   Payments under line-of-credit facilities
      and other notes payable ..................         (3,185)         (3,565)        (85,075)        (91,825)
   Payment of debt issuance costs ..............         (4,541)           (311)            (33)         (4,885)
   Proceeds from exercise of employee and
      director stock options ...................            273              --              --             273
                                                      ---------       ---------       ---------       ---------
Net cash provided by financing activities ......        102,547          (3,876)        (85,108)         13,563
                                                      ---------       ---------       ---------       ---------
Net increase in cash and cash equivalents ......         38,525          (1,121)          1,484          38,888
Cash and cash equivalents at beginning of period         16,100           5,186           9,779          31,065
                                                      ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period .....         54,625           4,065          11,263          69,953
Restricted cash and cash equivalents at end
  of period ....................................         (2,048)         (1,427)         (7,561)        (11,036)
                                                      ---------       ---------       ---------       ---------
Unrestricted cash and cash equivalents at
   end of period ...............................      $  52,577       $   2,638       $   3,702       $  58,917
                                                      =========       =========       =========       =========

6. CONVERTIBLE SUBORDINATED DEBENTURES

During the three months ended June 28, 1998, holders of $368,000 in aggregate principal amount of the Company's 8.25% convertible subordinated debentures elected to convert said debentures into an aggregate 44,658 shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the Act) and is making the following statements pursuant to the Act in order to do so. Certain statements under this
Item 2 and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements are risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

k) Costs to develop inventory for sale and/or selling, general and administrative expenses exceeding those anticipated.

l) An increase or decrease in the number of land or resort properties subject to percentage of completion accounting which requires deferral of profit recognition on such projects until development is substantially complete.

m) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments and other credit agreements which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens and pay dividends.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 29, 1998.

GENERAL

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. A downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company.

The Company recognizes revenue on residential land and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage of completion method of accounting. Under this method of revenue recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. The Company has been dedicating greater resources to more capital intensive residential land and timeshare projects. As a result, the results for the three months ended June 28, 1998 reflect an increased amount of revenue deferred under the percentage of completion method of accounting.

Costs associated with the acquisition and development of timeshare resorts and residential land properties, including carrying costs such as interest and taxes, are capitalized as real estate and development costs and allocated to cost of real estate sold as the respective revenue is recognized.

Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively RDI) for a purchase price of $7.5 million consisting of $6 million cash and a $1.5 million, 9% promissory note due October 3, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's condensed consolidated financial statements from September 30, 1997. Approximately $1.1 million of goodwill, which is included in other assets on the consolidated balance sheet, was recognized in connection with the acquisition of RDI. The goodwill is being amortized over 25 years.

On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V. (BPNV), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club (the Aruba Resort), a fully developed timeshare resort in Oranjestad, Aruba in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly payments of approximately $278,000. In addition to its 50% ownership interest, the Company will receive a quarterly management fee from BPNV equal to 7% of BPNV's net sales in exchange for the Company's involvement in the day-to-day operations of BPNV. The Company also has majority control of BPNV's board of directors and has a controlling financial interest in BPNV. Therefore, the accounts of BPNV are included in the Company's consolidated financial statements from December 15, 1997.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. As the Company's timeshare revenues grow as a percentage of total revenues and in more diverse geographic areas, the Company believes that the fluctuations in revenues due to seasonality may be mitigated. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage of completion method of accounting. Management expects that the Company will continue to invest in multi-year, capital-intensive projects. No assurances can be given that the amount of revenue deferred under the percentage of completion accounting method will not increase.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three months ended June 28, 1998 or June 29, 1997. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rate the Company charges on its new receivables.

During the periods covered by this discussion, the Company's real estate operations were managed under three divisions and much of this discussion is organized by such divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land Division acquires large tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Company's Communities Division, markets factory-built manufactured homes and lot packages and undeveloped lots. In the first quarter of fiscal 1997 (June 1996), the Company decided to focus on the expansion of the Resorts Division and the Residential Land Division in certain locations. Consistent with this strategy, the Company does not intend to acquire any additional communities related inventories and present Communities Division inventories are being liquidated through a combination of bulk sales and retail sales. As of and for the three month period ended June 28, 1998, the Communities Division comprised approximately 2% of consolidated inventory and sales of real estate. Therefore, no separate discussion with respect to the Communities Division is contained herein relative to the three-month period ended June 28, 1998 due to immateriality.

Inventory is carried at the lower of cost, including costs of improvements and amenities, incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's income historically has been comprised of gains on sales of loans. On June 26, 1998 the Company sold approximately $32.4 million aggregate principal amount of timeshare note receivables (the Receivables) to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company (BRFC). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the Purchaser) pursuant to an Asset Purchase Agreement (the Purchase Agreement). Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term.

A purchase price equal to approximately 96.4% of the principal balance of the Receivables sold was paid by the Purchaser at closing in cash. In addition, BRFC will be entitled to receive a deferred payment after the Purchaser has received a return equal to the weighted average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Receivables were sold without recourse to the Company or BRFC except for breaches of representations and warranties made at the time of sale. The Company will act as servicer for the Receivables and will be paid a fee. In connection with the sale, the Company recognized a $2.1 million gain which is included in other income in the condensed consolidated statement of income for the three months ended June 28, 1998 and a $3.1 million available-for-sale investment in the residual cash flow of the receivable pool (i.e., the deferred payment) which is included in investments in securities in the condensed consolidated balance sheet as of June 28, 1998.

Based on the unused capacity under the Purchase Agreement, management anticipates that the portion of the Company's revenues comprising gains on sales will increase significantly and will comprise a significant portion of net income in certain interim periods. The amount of gains recorded is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the current period. If actual defaults with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the current period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 28, 1998

(DOLLARS IN THOUSANDS)

                                          RESORTS        RESIDENTIAL LAND       COMMUNITIES              TOTAL

THREE MONTHS ENDED JUNE 29, 1997

Sales of real estate                  $ 8,958   100.0%    $22,069   100.0%   $ 2,064    100.0%     $33,091   100.0%
Cost of real estate sold (1)            2,308    25.8%     10,788    48.9%     2,060     99.8%      15,156    45.8%
                                      -------   -----     -------   -----    -------    -----     --------   -----
Gross profit                            6,650    74.2%     11,281    51.1%         4       .2%      17,935    54.2%
Field selling, general and
   administrative expense (2)           5,852    65.3%      6,462    29.2%        81      3.9%      12,395    37.5%
                                      -------   -----     -------   -----    -------    -----     --------   -----
Field operating profit (loss) (3)     $   798     8.9%    $ 4,819    21.9%   $   (77)    (3.7)%   $  5,540    16.7%
                                      =======   =====     =======   =====    =======    =====     ========   =====

THREE MONTHS ENDED JUNE 28, 1998

Sales of real estate                  $23,962   100.0%    $30,637   100.0%    $1,059    100.0%    $ 55,658   100.0%
Cost of real estate sold (1)            6,217    25.9%     13,820    45.1%       831     78.5%      20,868    37.5%
                                      -------   -----     -------   -----    -------    -----     --------   -----
Gross profit                           17,745    74.1%     16,817    54.9%       228     21.5%      34,790    62.5%
Field selling, general and
   administrative expense (2)          14,737    61.5%      8,600    28.1%       181     17.1%      23,518    42.3%
                                      -------   -----     -------   -----    -------    -----     --------   -----
Field operating profit (3)            $ 3,008    12.6%    $ 8,217    26.8%   $    47      4.4%    $ 11,272    20.2%
                                      =======   =====     =======   =====    =======    =====     ========   =====

(1) COST OF REAL ESTATE SOLD REPRESENTS THE COST OF INVENTORY INCLUDING THE COST OF IMPROVEMENTS, AMENITIES AND, IN CERTAIN CASES, CAPITALIZED INTEREST.

(2) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $2.5 MILLION AND $4.1 MILLION FOR THE THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 28, 1998, RESPECTIVELY.

(3) THE TABLES PRESENTED ABOVE OUTLINE SELECTED FINANCIAL DATA. ACCORDINGLY, INTEREST INCOME, INTEREST EXPENSE, PROVISIONS FOR LOSSES, OTHER INCOME AND INCOME TAXES HAVE BEEN EXCLUDED.

SALES. Consolidated sales of real estate increased 68.2% from $33.1 million for the three-month period ended June 29, 1997 (the 1998 Quarter) to $55.7 million for the three-month period ended June 28, 1998 (the 1999 Quarter). Increases in residential land and resorts (Timeshare Interest) sales during the 1999 Quarter were partially offset by lower Communities Division sales.

As of June 28, 1998, approximately $17.3 million in sales or $8.5 million in estimated income was deferred under percentage of completion accounting. At March 29, 1998, approximately $16.9 million of sales or $8.4 million in estimated income was deferred and is included on the Condensed Consolidated Balance Sheet under the caption Deferred Income.

RESORTS DIVISION

During the 1998 and 1999 Quarters, sales of Timeshare Interests contributed
$9.0 million or 27.1% and $24.0 million or 43.1%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The following tables set forth information for sales of Timeshare Interests associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.

                                                  THREE MONTHS ENDED,
                                                  -------------------

                                                 JUNE 29,     JUNE 28,
                                                   1997         1998
                                                   ----         ----

Number of Timeshare Interests sold                 1,056        2,794
Average sales price per Timeshare Interest        $9,112       $8,479
Gross margin                                        74.2%        74.1%

The increase in Timeshare Interest sales during the 1999 Quarter was partially due to the acquisition RDI effective September 30, 1997, which contributed approximately $4.8 million in Timeshare Interest sales (595 Timeshare Interests sold) during the 1999 Quarter. Also, BPNV, which commenced operations on December 15, 1997, generated approximately $3.3 million in Timeshare Interest sales (449 Timeshare Interests sold) during the 1999 Quarter. The increase in the number of Timeshare Interests sold during the 1999 Quarter was also partially due to increased numbers of Timeshare Interests sold at the Company's other resorts during the 1999 Quarter, specifically increases of 125; 246; 39; 81 and 280 Timeshare Interests sold at the Company's Laurel Crest (Pigeon Forge, TN); Falls Village (Branson, MO); Shore Crest (Myrtle Beach, SC); MountainLoft (Gatlinburg, TN) and Harbour Lights (Myrtle Beach, SC) resorts, respectively. This increase in Timeshare Interest sales at existing resorts is primarily due to the maturation of projects and the increased effectiveness of marketing programs.

The decrease in average sales price per Timeshare Interest during the 1999 Quarter was due primarily to the acquisition of RDI and sales of Timeshare Interests in Aruba, which averaged sales prices per Timeshare Interest of $7,775 and $7,316, respectively, during the 1999 Quarter. The Company's average sales price per Timeshare Interest, excluding RDI and Aruba, was $8,926 during the 1999 Quarter. The remaining decrease is due to the Company selling a greater volume of biennial Timeshare Interests (i.e., one week of use every other year) and "lock-out" Timeshare Interests (e.g. a Timeshare Interest in one bedroom of a three bedroom, dividable unit), which typically have a lower average sales price, during the 1999 Quarter.

During the 1999 Quarter, other resort service revenue and related costs were approximately $2.5 million and $2.3 million, respectively. Other resort services include the resort property management services, resort title services and certain retail amenity and lodging operations acquired in connection with the RDI. There were no resort service operations during the 1998 Quarter.

RESIDENTIAL LAND DIVISION

During the 1998 and 1999 Quarters, residential land sales contributed $22.1 million or 66.7% and $30.6 million or 55.0%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.

                                                  THREE MONTHS ENDED,
                                              ---------------------------
                                              JUNE 29,            JUNE 28,
                                                1997                1998
                                              --------            --------

Number of parcels sold                           581                 624
Average sales price per parcel                 $46,733             $49,076
Gross margin                                    51.1%               54.9%

The aggregate number of parcels sold and aggregate average sales price per parcel increased from the 1998 Quarter to the 1999 Quarter due to the following:

* The Company's Winding River property in Southport, North Carolina generated sales of 35 parcels during the 1998 Quarter as compared to 57 parcels during the 1999 Quarter. When completed, the project will feature a host of amenities including a beach club, 27-hole championship golf course designed by Masters Champion Fred Couples, club-house, river amenities and bike paths.

* The Company's Bentwater property in Granbury, Texas generated sales of 32 parcels during the 1998 Quarter as compared to 55 parcels during the 1999 Quarter. This project opened in February 1997 and features a private marina, covered boat slips and pastures for horses.

* The Company's Crystal Cove property in Rockwood, Tennessee generated sales of 17 parcels vs. 38 parcels during the 1998 Quarter and 1999 Quarter, respectively. This project opened in March 1997 and features lake frontage on Watts Bar Lake with boat docks.

* The average sales price per parcel at the Company's Crossroads Ranch property in Prescott, Arizona increased from approximately $162,000 to $182,000 during the 1998 Quarter and 1999 Quarter, respectively. The terrain of this property includes pasture lands with seasonal creeks and rolling hills. The Company also created deed restrictions designed to ensure that future development on the property is compatible with the land's ranch character.

The Company plans to continue to dedicate greater resources to residential land properties located in areas with proven records of success. These locations include, but are not limited to, Texas, the Carolinas, Virginia, Tennessee, New Mexico and Arizona.

The average gross margin for the Residential Land Division was 51.1% and 54.9% for the 1998 and 1999 Quarters, respectively. The average gross margin increased primarily due to increased sales at the Company's Winding River Property in North Carolina and at the Company's properties in Dallas and Houston, Texas, which generated gross margins of 70.7%, 66.8% and 56.6%, respectively, during the 1999 Quarter. The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

INTEREST INCOME

Interest income increased 97.9% from $1.9 million for the 1998 Quarter to $3.8 million for the 1999 Quarter. The Company's interest income is earned from its receivable portfolio, securities retained pursuant to REMIC financings and cash and cash equivalents. The increase in interest income is primarily due to an increase in the average note receivable balance during the 1999 Quarter as compared to the 1998 Quarter. This increase in the average note receivable balance is due primarily to the increase in the sales of Timeshare Interests as the Company provides financing on approximately 89% of its Timeshare Interest sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (S,G&A EXPENSE)

The Company's S,G&A Expense consists primarily of marketing costs, advertising expenses, sales commissions and corporate overhead. S,G&A Expense totaled $15.0 million and $27.6 million for the 1998 Quarter and the 1999 Quarter, respectively. A significant portion of S,G&A Expense is variable relative to sales and profitability levels and, therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A Expense (including corporate administrative expense) increased from 42.9% in the 1998 Quarter to 44.5% in the 1999 Quarter. This is due primarily to the increase in Resorts Division sales as a percentage of consolidated sales of real estate, as selling and marketing expenses are greater for the timeshare industry as compared to the residential land business. However, as Resorts Division revenues increased at a faster rate than the related S,G&A Expense, the Company's operating margin increased from 8.2% in the 1998 Quarter to 11.6% in the 1999 Quarter.

INTEREST EXPENSE

Interest expense totaled $1.7 million and $3.7 million for the 1998 Quarter and 1999 Quarter, respectively. The 125.7% increase in interest expense for the 1999 Quarter was primarily due to an increase in the average outstanding debt balance from $99.1 million to $161.4 million during the 1998 Quarter and 1999 Quarter, respectively. The increase in the average debt balance is primarily due to approximately $26.0 million of debt incurred or assumed in connection with the acquisition of RDI, $15.5 million of debt incurred or assumed by BPNV, the $21.7 million net increase in debt in connection with the issuance of the Company's $110 million senior secured notes payable and increased borrowings associated with the Company's receivable-backed notes payable and the acquisition and development of the Company's resort and residential land projects since June 29, 1997.

PROVISIONS FOR LOSSES

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $311,000 and $293,000 during the 1998 Quarter and 1999 Quarter, respectively. The slight decrease in the provision is attributable to a decrease in Resorts Division loans due to the sale of $32.4 million of timeshare notes receivable on June 26, 1998, offset by the overall increase in the notes receivable balance since June 29, 1997 caused by increased sales of Timeshare Interests by the Resorts Division.

The allowance for loan losses by division as of March 29, 1998 and June 28, 1998 is (amounts in thousands):


March 29, 1998
--------------

                                                                      RESIDENTIAL LAND
                                                    RESORTS DIVISION       DIVISION             TOTAL
     Notes Receivable                                   $67,430             $14,459            $81,889
     Less:  Allowance for Loan Losses                    (1,635)               (469)            (2,104)
                                                        -------             -------            -------
     Notes Receivable, net                              $65,795             $13,990            $79,785
                                                        =======             =======            =======
     Allowance as a % of gross notes receivable           2.4%               3.2%                2.6%
                                                        =======             =======            =======

June 28, 1998
-------------

                                                                         RESIDENTIAL LAND
                                                      RESORTS DIVISION       DIVISION             TOTAL
       Notes Receivable                                   $43,121             $13,928            $57,049
       Less:  Allowance for Loan Losses                    (1,381)               (398)            (1,779)
                                                          -------             -------            -------
       Notes Receivable, net                              $41,740             $13,530            $55,270
                                                          =======             =======            =======
       Allowance as a % of gross notes receivable           3.2%               2.9%                3.1%
                                                            ====               ====                ====

OTHER INCOME

Other income increased from $92,000 to $2.4 million during the 1998 Quarter and 1999 Quarter, respectively. The increase is primarily due to the $2.1 million gain on sale of the timeshare notes receivable previously discussed and approximately $300,000 of gains on sales of property and equipment, both recorded during the 1999 Quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased as a percentage of income before taxes from 40.9% to 40.0% during the 1998 Quarter and 1999 Quarter, respectively. The decrease was primarily due to state tax savings generated by a legal restructuring of the Company's subsidiaries in a state where the Company has significant operations.

EXTRAORDINARY ITEM

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Quarter. See further discussion under "Liquidity and Capital Resources - Note Offering".

SUMMARY

Based on the factors discussed above, the Company's net income increased from $1.7 million to $4.1 million in the 1998 Quarter and 1999 Quarter, respectively.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased $5.0 million and $38.9 million during the 1998 Quarter and 1999 Quarter, respectively.

Net cash provided by the Company's operations was $5.1 million and $27.4 million for the 1998 Quarter and 1999 Quarter, respectively. The increase in cash flow from operations during the 1999 Quarter was primarily due to a net increase of $25.4 million from the sale and hypothecation of the Company's notes receivables during the 1999 Quarter as compared to the 1998 Quarter and a $1.9 million increase in net income (before the extraordinary loss on early extinguishment of debt and the gain on sale of notes receivable), during the 1999 Quarter.

Net cash used by investing activities was $682,000 and $2.1 million for the 1998 Quarter and 1999 Quarter, respectively. The increase in cash used by investing activities during the 1999 Quarter was primarily due to an additional $2.2 million in purchases of property and equipment primarily for furniture and leasehold improvements at the Company's new corporate headquarters. This was partially offset by $872,000 of proceeds from the sale of fixed assets during the 1999 Quarter, primarily the Company's corporate airplane. The airplane has subsequently been replaced through an operating lease arrangement.

Net cash provided by financing activities was $575,000 and $13.6 million for the 1998 Quarter and 1999 Quarter, respectively. The increase in net cash provided by financing activities during the 1999 Quarter was due to the proceeds from the issuance of the Company's $110.0 million senior secured notes. This increase was partially offset by the payment of approximately $4.9 million of debt issuance costs during the 1999 Quarter, the early extinguishment of approximately $91.8 million of lines-of-credit and other notes payable (including prepayment penalties and accrued interest).

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales of real estate, (ii) down payments on real estate and timeshare sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans arising from residential land sales and contracts for deed arising from sales of Timeshare Interests (collectively Receivables) and (iv) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations to provide funds for future strategic acquisitions, primarily for the Resorts Division.

NOTE OFFERING

On April 1, 1998, the Company consummated a private placement offering (the Offering) of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the Notes). Interest on the Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1998. The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the $22.1 million short-term borrowing from the two investment banking firms who were the initial purchasers of the Notes, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering will be used to repay other obligations of the Company and for working capital purposes. In connection with the Offering, the Company wrote-off approximately $692,000 of debt issuance costs related to the extinguished debt and recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND TIMESHARE INVENTORIES

The Company has maintained various credit facilities with financial institutions that provided for receivable financing for its timeshare projects. In connection with the Offering, the Company retired all outstanding indebtedness related to timeshare receivable and inventory financings, except for debt associated with receivables previously sold to financial institutions with recourse by RDI and debt related to Aruba, which were approximately $6.7 million and $14.5 million, respectively at June 28, 1998. The Company terminated the existing credit facilities for timeshare receivable and inventory financings concurrent with the closing of the Offering.

The Company is currently negotiating a two-year, $35 million timeshare receivables warehouse loan facility with a financial institution. Loans under the warehouse facility are anticipated to bear interest at LIBOR plus 2.35%. The warehouse facility will have detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is anticipated to be 95% of the outstanding principal balance of eligible notes arising form the sale of completed Timeshare Interests. The warehouse facility will include affirmative, negative and financial covenants, and events of default. There can be no assurances that the final warehouse facility will be obtained or that the final negotiated terms will be identical the terms described above.

On June 26, 1998, the Company executed a timeshare receivables purchase facility from the same financial institution. Under the purchase facility (the Purchase Facility), a special purpose finance subsidiary of the company will sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in a securitazation transaction. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold will be paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid. Should the Company fail to sell to such financial institution during the term of the Purchase Facility notes receivable with cumulative present value of at least $100 million, the return to the purchaser will increase by .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. The Company's special purpose finance subsidiary will be required to maintain a specified overcollaterlization level and a cash reserve account. Receivables will be sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and guaranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified trigger events. The Company will act as servicer under the Purchase Facility for a fee, and will be required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a securitazation of this type. The Purchase Facility has a term of two years.

On June 26, 1998, the Company completed its first sale under the Purchase Facility. The Company sold approximately $32.4 million aggregate principal amount of timeshare receivables for a purchase price equal to 96.4% of the principal balance and recognized a $2.1 million gain. As a result of the sale, the Company recorded a $3.1 million available-for-sale investment in the residual cash flow of the receivable pool (i.e. the deferred payment).

In addition, the Company is currently negotiating with the same financial institution referred to in the preceding paragraphs to provide the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility would include a two-year draw down period and have a term of seven years. Principal would be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. It is anticipated that the indebtedness under the facility would bear interest at the three-month LIBOR plus 3.0%. With respect to any inventory financed under the facility, the Company will be required to have provided equity of at least 15% of the approved project costs. In connection with the facility, the Company will also be required to pay certain fees and expenses to the financial institution.

CREDIT FACILITIES FOR RESIDENTIAL LAND RECEIVABLES AND RESIDENTIAL LAND INVENTORIES

The Company has an existing $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land Division Receivables. The Company uses the facility as a temporary warehouse until it accumulates a sufficient quantity of residential land receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by Residential Land Division receivables up to 90% of the outstanding principal balance of eligible pledged Residential Land Division receivables. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At June 28, 1998, the outstanding principal balances under the receivables and development portions of this facility were $6.3 million and $3.9 million, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

Over the past three years, the Company has received 80% to 90% of its land sales in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer lot financing. No assurances can be given that local banks will continue to provide such customer financing.

Historically, the Company has funded development for road and utility construction, amenities, surveys, and engineering fees from internal operations and has financed the acquisition of residential land property through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through lot releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 50%) of the parcels in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

The Company has obtained from a financial institution a $35 million revolving credit facility. The Company expects to use this facility to finance the acquisition and development of residential land projects and to finance land receivables. The facility when drawn upon will be secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is expected to be approximately prime plus 1.5%. The facility includes customary conditions to funding, eligibility requirements for collateral, affirmative, negative and financial covenants and events of default.

The Company estimates that the total cash required to complete preparation for the sale of its residential land and timeshare property inventory as of June 28, 1998 was approximately $159.2 million, expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company's credit facilities include certain covenants restricting, among other things, the incurrence of debt, the payment of dividends and other restricted payments, the incurrence of liens, and transactions with affiliates. Certain current and future credit facilities do or will include financial covenants. No assurances can be given that such covenants will not limit the Company's ability to satisfy or refinance its obligations or otherwise adversely affect the Company's operations.

SUMMARY

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Resorts Division. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus the Residential Land Division on larger more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as the Southeast, Southwest, Rocky Mountains and Western regions of the United States and to replenish its residential land inventory in such regions as existing projects are sold-out.

The Company believes that the net proceeds from the Offering and anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under existing purchase facilities will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as management deems prudent. There can be no assurance that the proposed credit facilities will be consummated on the terms described herein, if at all, or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. As noted above the Company's credit facilities include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth, fixed charge coverage requirements, debt to equity ratios and events of default. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure and miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total "Year 2000" project cost is estimated at approximately $400,000, which consists of costs to be incurred to acquire upgraded software that will be capitalized. It is anticipated that these costs will be paid for using cash from operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

PART II - OTHER INFORMATION
---------------------------

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on July 28, 1998, the shareholders voted on the matters listed below and in the proxy materials dated June 26, 1998. The results of voting were as follows:

                                                                                  Shares Voted
                                                            ---------------------------------------------------------
                                                                 For         Against       Abstain         Total
                                                                 ---         -------       -------         -----
           Fix number of directors of the Company for
              the ensuing year at seven                      14,667,563        70,655        50,205    14,788,423

           Elect each of the following persons
              as directors of the Company:
                 Joseph C. Abeles                            14,646,574       141,849             -    14,788,423
                 George F. Donovan                           14,664,135       124,288             -    14,788,423
                 Ralph A. Foote                              14,649,545       138,878             -    14,788,423
                 Frederick M. Myers                          14,659,133       129,290             -    14,788,423
                 J. Larry Rutherford                         14,631,396       157,027             -    14,788,423
                 Stuart A. Shikiar                           14,653,206       135,217             -    14,788,423
                 Bradford T. Whitmore                        14,645,316       143,107             -    14,788,423

           Approve the Company's 1998 Non-
              Employee Directors Stock Option Plan            9,094,889     2,850,025       122,930    12,067,844

           Approve an amendment to the Company's
              1995 Stock Incentive Plan                       7,453,808     4,496,334       117,702    12,067,844

           Ratify the appointment of Ernst & Young
              LLP as independent auditors
              of the Company for the fiscal year ending
              March 28, 1999                                 14,691,438        54,661        42,324    14,788,423

         In addition to the shares voted as outlined above, there were 2,720,579 broker non-votes on the propositions related to the Company's stock option plans.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit 27 .......   Financial Data Schedule (For SEC use only).

   (b) The Company filed a Current Report on Form 8-K dated June 28, 1998 reporting under Item 5 thereof the sale of approximately $32.4 million aggregate principal amount of timeshare loan receivables and the execution of a Sale and Contribution Agreement and Asset Purchase Agreement, both dated June 26, 1998 (collectively the Agreements). Such Form 8-K included the Agreements as exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BLUEGREEN CORPORATION
                                                (Registrant)

Date:  August 11, 1998                 By: /s/ GEORGE F. DONOVAN
                                           ---------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer

Date:  August 11, 1998                 By: /s/ JOHN F. CHISTE
                                           ------------------
                                           John F. Chiste
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

Date:  August 11, 1998                 By: /s/ ANTHONY M. PULEO
                                           --------------------
                                           Anthony M. Puleo
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)