Form 10-Q
period 1998-09-27
BLUEGREEN CORP
filed 1998-11-10
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended September 27, 1998


                                       or

[   ] -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:       0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                   03-0300793
----------------------------------------         -------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     4960 Blue Lake Drive, Boca Raton, Florida                       33431
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


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

     As of November 6, 1998, there were 23,870,620 shares issued, 597,700 treasury shares and 23,272,920 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION (UNAUDITED)


ITEM 1.        FINANCIAL STATEMENTS                                                                 PAGE
               CONDENSED CONSOLIDATED BALANCE SHEETS AT
                    MARCH 29, 1998 AND SEPTEMBER 27, 1998 .......................................    3

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                    ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998 .............................    4

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS
                    ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998 .............................    5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
                    ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998 .............................    6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................    8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................   18

ITEM 3.        QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ...............................................   30

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ................................................................   30

ITEM 2.        CHANGES IN SECURITIES ............................................................   31

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ..................................................   31

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................   31

ITEM 5.        OTHER INFORMATION ................................................................   31

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .................................................   31

SIGNATURES....................................................................................      32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  MARCH 29,  SEPTEMBER 27,
                                                                     1998        1998
                                                                     ----        ----
                                                                    (NOTE)    (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $13.2 million and $15.6 million at
   March 29, 1998 and September 27, 1998, respectively)            $  31,065   $  70,320
Contracts receivable, net                                             15,484      13,900
Notes receivable, net                                                 79,785      67,521
Investment in securities                                              10,941      14,264
Inventory, net                                                       107,198     126,074
Property and equipment, net                                           17,223      22,426
Other assets                                                          11,267      19,135
                                                                   ---------   ---------
   TOTAL ASSETS                                                    $ 272,963   $ 333,640
                                                                   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable                                                   $   5,265   $   5,505
Accrued liabilities and other                                         19,023      21,318
Receivable-backed notes payable                                       48,694      12,000
Lines-of-credit and notes payable                                     72,396      17,970
Deferred income                                                        8,392       7,809
Deferred income taxes                                                  8,011      13,519
10.50% senior secured notes payable                                       --     110,000
8.00% convertible subordinated notes payable to related
    parties                                                            6,000       6,000
8.25% convertible subordinated debentures                             34,739      34,371
                                                                   ---------   ---------
   TOTAL LIABILITIES                                                 202,520     228,492

Minority interest                                                        450         321

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued                                                            --          --
Common stock, $.01 par value, 90,000 shares
   authorized; 20,761 and 23,870 shares issued at March 29, 1998
   and September 27, 1998,  respectively                                 208         239
Additional paid-in capital                                            71,932      97,246
Treasury stock, 450 common shares at cost at both
    March 29, 1998 and September 27, 1998                             (1,389)     (1,389)
Net unrealized gains on investments available-for-sale, net
   of income taxes                                                       405         377
Retained earnings (accumulated deficit)                               (1,163)      8,354
                                                                   ---------   ---------
   TOTAL SHAREHOLDERS' EQUITY                                         69,993     104,827
                                                                   ---------   ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 272,963   $ 333,640
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                        ----------------------------
                                                        SEPTEMBER 28,  SEPTEMBER 27,
                                                            1997         1998
                                                            ----         ----
REVENUES:
   Sales of real estate                                   $ 45,320      $ 61,403
   Other resort and golf operations revenue                     --         3,470
   Interest income                                           2,233         3,487
                                                          --------      --------
                                                            47,553        68,360

COSTS AND EXPENSES:
   Cost of real estate sold                                 21,418        21,539
   Cost of other resort and golf operations                     --         3,025
   Selling, general and administrative expense              19,033        30,985
   Interest expense                                          1,999         3,362
   Provisions for losses                                       469           599
                                                          --------      --------
                                                            42,919        59,510
                                                          --------      --------

Income from operations                                       4,634         8,850

Other income                                                    61             5
                                                          --------      --------
Income before income taxes                                   4,695         8,855
Provision  for income taxes                                  1,925         3,542
Minority interest in loss of consolidated subsidiary            --          (147)
                                                          --------      --------
NET INCOME                                                $  2,770      $  5,460
                                                          ========      ========

EARNINGS PER COMMON SHARE:
Basic                                                     $   0.14      $   0.25
                                                          ========      ========
Diluted                                                   $   0.13      $   0.21
                                                          ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic                                                       20,164        21,915
                                                          ========      ========
Diluted                                                     24,966        28,965
                                                          ========      ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 28,  SEPTEMBER 27,
                                                                   1997           1998
                                                                   ----           ----
REVENUES:
   Sales of real estate                                         $  78,412       $ 117,060
   Other resort and golf operations revenue                            --           5,946
   Interest income                                                  4,134           7,249
                                                                ---------       ---------
                                                                   82,546         130,255

COSTS AND EXPENSES:
   Cost of real estate sold                                        36,574          42,407
   Cost of other resort and golf operations                            --           5,277
   Selling, general and administrative expense                     33,916          58,553
   Interest expense                                                 3,786           7,106
   Provisions for losses                                              780             892
                                                                ---------       ---------
                                                                   75,056         114,235
                                                                ---------       ---------

Income from operations                                              7,490          16,020

Other income                                                          153           2,431
                                                                ---------       ---------
Income before income taxes                                          7,643          18,451
Provision  for income taxes                                         3,134           7,381
Minority interest in loss of consolidated subsidiary                   --            (129)
                                                                ---------       ---------
Income before extraordinary item                                    4,509          11,199
Extraordinary loss on early extinguishment of debt, net of
   income taxes                                                        --          (1,682)
                                                                ---------       ---------
NET INCOME                                                      $   4,509       $   9,517
                                                                =========       =========

EARNINGS PER COMMON SHARE:
Basic:
   Income before extraordinary item                             $    0.22       $    0.53
   Extraordinary loss on early extinguishment of debt,
      net of income taxes                                              --           (0.08)
                                                                ---------       ---------
   Net income                                                   $    0.22       $    0.45
                                                                =========       =========

Diluted:
   Income before extraordinary item                             $    0.22       $    0.43
   Extraordinary loss on early extinguishment of debt,
      net of income taxes                                              --           (0.06)
                                                                ---------       ---------
   Net income                                                   $    0.22       $    0.37
                                                                =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:

Basic                                                              20,158          21,132
                                                                =========       =========
Diluted                                                            24,733          28,235
                                                                =========       =========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                       ----------------------------
                                                                       SEPTEMBER 28,  SEPTEMBER 27,
                                                                           1997            1998
                                                                           ----            ----
OPERATING ACTIVITIES:
   Net income .....................................................      $   4,509       $   9,517
   Adjustments to reconcile net income to net
      cash flow provided by operating activities:
         Extraordinary loss on early extinguishment of debt,
            net of taxes ..........................................             --           1,682
         Minority interest in loss of consolidated subsidiary .....             --            (129)
         Depreciation and amortization ............................            838           1,271
         Gain on sale of notes receivable .........................             --          (2,053)
         Gain on sale of property and equipment ...................             --            (276)
         Provisions for losses ....................................            781             892
         Provision for deferred income taxes ......................          3,133           7,381
         Interest accretion on investment in securities ...........           (682)           (998)
         Proceeds from sale of notes receivable ...................             --          31,305
         Proceeds from borrowings collateralized by notes
            receivable ............................................         17,501           2,671
         Payments on borrowings collateralized by notes receivable          (6,461)         (2,180)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Contracts receivable ........................................         (2,393)          1,585
      Notes receivable ............................................        (16,885)        (26,372)
      Inventory ...................................................         10,094         (14,735)
      Other assets ................................................         (1,206)         (3,127)
      Accounts payable, accrued liabilities and other .............          5,876           2,037
                                                                         ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................         15,105           8,471
                                                                         ---------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment ............................         (1,897)         (6,697)
   Sales of property and equipment ................................             --             898
   Cash received from investment in securities ....................          1,057             786
                                                                         ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES .............................           (840)         (5,013)
                                                                         ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of 10.50% senior secured notes payable ..             --         110,000
   Proceeds from issuance of 8% convertible subordinated notes
      payable .....................................................          6,000              --
   Proceeds from borrowings under line-of-credit facilities
      and other notes payable .....................................         24,726              --
   Payments under line-of-credit facilities and other notes payable        (31,348)        (93,720)
   Payment of debt issuance costs .................................           (710)         (5,183)
   Payments for treasury stock ....................................            (19)             --
   Proceeds from issuance of Common Stock .........................             --          24,345
   Proceeds from exercise of employee and director stock options ..            159             355
                                                                         ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........................         (1,192)         35,797
                                                                         ---------       ---------
Net increase in cash and cash equivalents .........................         13,073          39,255
Cash and cash equivalents at beginning of period ..................         11,597          31,065
                                                                         ---------       ---------
Cash and cash equivalents at end of period ........................         24,670          70,320
Restricted cash and cash equivalents at end of period .............        (17,301)        (15,595)
                                                                         ---------       ---------
Unrestricted cash and cash equivalents at end of period ...........      $   7,369       $  54,725
                                                                         =========       =========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                  ----------------------------
                                                                  SEPTEMBER 28,  SEPTEMBER 27,
                                                                      1997           1998
                                                                      ----           ----

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES
      Inventory acquired through financing .................      $     10,345      $  500
                                                                  ============      ======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure .....................      $      1,503      $3,641
                                                                  ============      ======

      Property and equipment acquired through financing.....      $        812      $   --
                                                                  ============      ======

      Conversion of 8.25% convertible subordinated
        debentures into common stock .......................      $         --      $  368
                                                                  ============      ======

      Sale of notes receivable in exchange for investment
        in securities ......................................      $         --      $3,160
                                                                  ============      ======





See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)



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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the Company's) Annual Report to Shareholders for the fiscal year ended March 29, 1998.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the Resorts Division) strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity (Timeshare Interests). The Company currently markets and sells Timeshare Interests in nine resorts located in the United States and the Caribbean. The Company's residential land business (the Residential Land Division) strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting. During the six months ended September 27, 1998, sales of real estate generated by the Company's Resorts Division and Residential Land Division comprised approximately 43% and 56%, respectively, of the Company's total sales of real estate. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land Division.

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

EARNINGS PER COMMON SHARE

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which became effective for the Company's quarter ended December 28, 1997. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 31, 1997 or the date of issuance, if later. The earnings per common share and weighted average number of common and common equivalent shares for the three- and six-month periods ended September 28, 1997 have been restated in accordance with SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          ----------------------------  ----------------------------
                                                          SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,
                                                              1997          1998          1997           1998
                                                            ---------------------------------------------------
Basic earnings per share - numerators:
    Income before extraordinary item .................      $  2,770      $  5,460      $  4,509       $ 11,199
    Extraordinary loss on early extinguishment of
        debt, net of income taxes ....................            --            --            --         (1,682)
                                                            ---------------------------------------------------
    Net income .......................................      $  2,770      $  5,460      $  4,509       $  9,517
                                                            ===================================================

Diluted earnings per share - numerators:
    Income before extraordinary item - basic .........      $  2,770      $  5,460      $  4,509       $ 11,199
    Effect of dilutive securities (net of tax effects)           437           497           859            999
                                                            ---------------------------------------------------

    Income before extraordinary item - diluted .......         3,207         5,957         5,368         12,198
    Extraordinary loss on early extinguishment of
        debt, net of income taxes ....................            --            --            --         (1,682)
                                                            ---------------------------------------------------
    Net income - diluted .............................      $  3,207      $  5,957      $  5,368       $ 10,516
                                                            ===================================================

Denominator:
    Denominator for basic earnings per share -
        weighted average shares ......................        20,164        21,915        20,158         21,132

   Effect of dilutive securities:
       Stock options .................................           283         1,348           208          1,384
       Convertible securities ........................         4,519         5,702         4,367          5,719
                                                            ---------------------------------------------------
    Dilutive potential common shares .................         4,802         7,050         4,575          7,103

   Denominator for diluted earnings per share -
      adjusted weighted-average shares and assumed
      conversions ....................................        24,966        28,965        24,733         28,235
                                                            ===================================================

Basic earnings per common share:
    Income before extraordinary item .................      $   0.14      $   0.25      $   0.22       $   0.53
    Extraordinary loss on early extinguishment
       of debt, net of income taxes ..................            --            --                        (0.08)
                                                            ---------------------------------------------------
    Net income .......................................      $   0.14      $   0.25      $   0.22       $   0.45
                                                            ===================================================

Diluted earnings per common share:
    Income before extraordinary item .................      $   0.13      $   0.21      $   0.22       $   0.43
    Extraordinary loss on early extinguishment
        of debt, net of income taxes .................            --            --                        (0.06)
                                                            ---------------------------------------------------
    Net income .......................................      $   0.13      $   0.21      $   0.22       $   0.37
                                                            ===================================================

COMPREHENSIVE INCOME

As of March 30, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the three- and six-month periods ended September 28, 1997 and September 27, 1998, total comprehensive income did not differ materially from net income.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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


                                 Six months ended September 28, 1997
                       (unaudited - amounts in thousands, except per share data)

Net revenues                                   $ 97,115
                                               ========
Net income                                     $  6,198
                                               ========
Earnings per share:
  Basic                                        $   0.31
                                               ========
  Diluted                                      $   0.28
                                               ========

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

A purchase price equal to approximately 96.4% of the principal balance of the Receivables sold was paid by the Purchaser at closing in cash. In addition, BRFC will be entitled to receive a deferred payment after the Purchaser has received a return equal to the weighted average term treasury rate plus 1.4%, (6.924% for this sale) and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Receivables were sold without recourse to the Company or BRFC except for breaches of representations and warranties made at the time of sale. The Company will act as servicer for the Receivables and will be paid a fee. In connection with the sale, the Company recognized a $2.1 million gain which is included in other income in the condensed consolidated statement of income for the six months ended September 27, 1998, and recorded a $3.1 million available-for-sale investment in the residual cash flow of the receivable pool (i.e., the deferred payment) which is included in investments in securities in the condensed consolidated balance sheet as of September 27, 1998.

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

                                                        MARCH 29, 1998
                                --------------------------------------------------------------
GEOGRAPHIC REGION                 RESORTS           LAND           COMMUNITIES          TOTAL
-----------------                 -------           ----           -----------          -----
Southeast............             $35,846         $ 12,911            $2,674         $  51,431
Southwest............                  --           22,163                --            22,163
Aruba................              17,113               --                --            17,113
Midwest..............               6,316                6                --             6,322
Rocky Mountains .....                  --            4,654                --             4,654
Mid-Atlantic.........                  --            3,009                --             3,009
West ................                  --            2,196                --             2,196
Other................                  --              310                --               310
                                  -------       ----------       -----------        ----------
Totals...............             $59,275          $45,249            $2,674          $107,198
                                  =======       ==========       ===========        ==========



                                                      SEPTEMBER 27, 1998
                              ----------------------------------------------------------------
GEOGRAPHIC REGION               RESORTS             LAND           COMMUNITIES          TOTAL
-----------------               -------             ----           ------------         -----
Southeast............             $52,523          $14,710            $1,913         $  69,146
Southwest............                  --           25,116                --            25,116
Aruba................              16,485               --                --            16,485
Midwest..............               8,420              346                --             8,766
Rocky Mountains .....                  --            1,378                --             1,378
Mid-Atlantic.........                  --            2,412                --             2,412
West ................                  --            1,715                --             1,715
Other................                  --            1,056                --             1,056
                              -----------        ---------        ----------       -----------
Totals...............             $77,428          $46,733            $1,913          $126,074
                              ===========        =========        ==========       ===========

On September 1, 1998, the Company acquired The Lodge Alley Inn, a privately-held, 89-room resort in Charleston, South Carolina for approximately $16.5 million in cash. The Company will market and sell the property as Timeshare Interests, and has included the property in its Resorts Division inventory as of September 27, 1998.

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

                              BLUEGREEN CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
           CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 27, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    COMBINED       COMBINED
                                                    BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                   CORPORATION     SUBSIDIARIES    GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                   -----------    -------------   -----------    ------------     ------------
ASSETS
    Cash and cash equivalents .................      $  50,807       $   7,458      $  12,055      $      --       $  70,320
    Contracts receivable, net .................            428             610         12,862             --          13,900
    Notes receivable, net .....................            481           4,023         63,017             --          67,521
    Investment in securities ..................             --          14,264             --             --          14,264
    Inventory, net ............................         13,336          16,485         96,253             --         126,074
    Property and equipment, net ...............          5,803             266         16,357             --          22,426
    Investments in subsidiaries ...............          7,980              --             --         (7,980)             --
    Intercompany receivable ...................         75,716             359             --        (76,075)             --
    Other assets ..............................          7,781           1,444         12,910         (3,000)         19,135
                                                     ---------       ---------      ---------      ---------       ---------
       TOTAL ASSETS ...........................      $ 162,332       $  44,909      $ 213,454      $ (87,055)      $ 333,640
                                                     =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable, accrued liabilities
       and other ..............................      $  10,160       $   8,653      $  15,819      $      --       $  34,632
    Intercompany payable ......................             --              --         76,075        (76,075)             --
    Lines-of-credit and notes payable .........        117,250          16,971         14,749         (3,000)        145,970
    Deferred income taxes .....................          1,099             785         11,635             --          13,519
    8.25% convertible subordinated debentures .         34,371              --             --             --          34,371
                                                     ---------       ---------      ---------      ---------       ---------
       TOTAL LIABILITIES ......................        162,880          26,409        118,278        (79,075)        228,492

    Minority interest .........................             --              --             --            321             321

SHAREHOLDERS' EQUITY
    Common stock ..............................            239               7              2             (9)            239
    Additional paid-in capital ................         97,246             494          8,001         (8,495)         97,246
    Treasury stock ............................         (1,389)             --             --             --          (1,389)
    Net unrealized gains ......................             --             377             --             --             377
    Retained earnings (accumulated deficit) ...        (96,644)         17,622         87,173            203           8,354
                                                     ---------       ---------      ---------      ---------       ---------
       TOTAL SHAREHOLDERS' EQUITY .............           (548)         18,500         95,176         (8,301)        104,827
                                                     ---------       ---------      ---------      ---------       ---------
       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY ...............................      $ 162,332       $  44,909      $ 213,454      $ (87,055)      $ 333,640
                                                     =========       =========      =========      =========       =========

                              BLUEGREEN CORPORATION

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 28, 1997
                                           -----------------------------------------------------------------------
                                                            COMBINED     COMBINED
                                            BLUEGREEN     NON-GUARANTOR  SUBSIDIARY
                                           CORPORATION    SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                           -----------    -------------  ----------    ------------   ------------
REVENUES
    Sales of real estate ..............      $  7,268       $     --      $ 38,052       $     --       $ 45,320
    Management fee revenue ............         3,998             --            --         (3,998)            --
    Interest income and other .........           313            535         1,385             --          2,233
                                             --------       --------      --------       --------       --------
                                               11,579            535        39,437         (3,998)        47,553
COST AND EXPENSES
    Cost of real estate sold ..........         2,026             --        19,392             --         21,418
    Management fees ...................            --             54         3,944         (3,998)            --
    Selling, general and administrative
       expense ........................         8,158            110        10,765             --         19,033
    Interest expense ..................           950            111           938             --          1,999
    Provisions for losses .............            --             --           469             --            469
                                             --------       --------      --------       --------       --------
                                               11,134            275        35,508         (3,998)        42,919
                                             --------       --------      --------       --------       --------
    Income from operations ............           445            260         3,929             --          4,634
    Other income (expense) ............            (7)            --            68             --             61
                                             --------       --------      --------       --------       --------
    Income before income taxes ........           438            260         3,997             --          4,695
    Provision for income taxes ........           179            107         1,639             --          1,925
                                             --------       --------      --------       --------       --------
        Net income ....................      $    259       $    153      $  2,358       $     --       $  2,770
                                             ========       ========      ========       ========       ========




                                                                THREE MONTHS ENDED SEPTEMBER 27, 1998
                                                ------------------------------------------------------------------------
                                                               COMBINED       COMBINED
                                                 BLUEGREEN   NON-GUARANTOR   SUBSIDIARY
                                                CORPORATION  SUBSIDIARIES    GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                -----------  -------------   ----------      ------------   ------------
REVENUES
    Sales of real estate ...................      $  9,785      $  2,582       $ 49,036       $     --       $ 61,403
    Management fee revenue .................         5,767            --             --         (5,767)            --
    Other resort and golf operations revenue            --           240          3,230             --          3,470
    Interest income and other ..............           898           752          1,837             --          3,487
                                                  --------      --------       --------       --------       --------
                                                    16,450         3,574         54,103         (5,767)        68,360
COST AND EXPENSES
    Cost of real estate sold ...............         3,014           599         17,926             --         21,539
    Cost of other resort and golf operations            --           210          2,815             --          3,025
    Management fees ........................            --           357          5,410         (5,767)            --
    Selling, general and administrative
       expense .............................         9,962         2,012         19,011             --         30,985
    Interest expense .......................         2,769           493            100             --          3,362
    Provisions for losses ..................            --            37            562             --            599
                                                  --------      --------       --------       --------       --------
                                                    15,745         3,708         45,824         (5,767)        59,510
                                                  --------      --------       --------       --------       --------
    Income (loss) from operations ..........           705          (134)         8,279             --          8,850
    Other income (expenses) ................            10             1             (6)            --              5
                                                  --------      --------       --------       --------       --------
    Income before income taxes .............           715          (133)         8,273             --          8,855
    Provision (benefit) for income taxes ...           286           (53)         3,309             --          3,542
    Minority interest in loss of
      consolidated subsidiary...............            --            --             --           (147)          (147)
                                                  --------      --------       --------       --------       --------
          Net income (loss) ................      $    429      $    (80)      $  4,964       $    147       $  5,460
                                                  ========      ========       ========       ========       ========

                              BLUEGREEN CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED SEPTEMBER 28, 1997
                                           -----------------------------------------------------------------------
                                                            COMBINED     COMBINED
                                            BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                           CORPORATION    SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------  -----------    ------------   ------------
REVENUES
    Sales of real estate ..............      $ 14,164       $     --      $ 64,248       $     --       $ 78,412
    Management fee revenue ............         6,800             --            --         (6,800)            --
    Interest income and other .........           381          1,060         2,693             --          4,134
                                             --------       --------      --------       --------       --------
                                               21,345          1,060        66,941         (6,800)        82,546
COST AND EXPENSES
    Cost of real estate sold ..........         5,652             --        30,922             --         36,574
    Management fees ...................            --            106         6,694         (6,800)            --
    Selling, general and administrative
       expense ........................        13,966            124        19,826             --         33,916
    Interest expense ..................         1,770            232         1,784             --          3,786
    Provisions for losses .............            --             --           780             --            780
                                             --------       --------      --------       --------       --------
                                               21,388            462        60,006         (6,800)        75,056
                                             --------       --------      --------       --------       --------
    Income (loss) from operations .....           (43)           598         6,935             --          7,490
    Other income ......................           102             --            51             --            153
                                             --------       --------      --------       --------       --------
    Income before income taxes ........            59            598         6,986             --          7,643
    Provision for income taxes ........            24            245         2,865             --          3,134
                                             --------       --------      --------       --------       --------
        Net income ....................      $     35       $    353      $  4,121       $     --       $  4,509
                                             ========       ========      ========       ========       ========



                                                                         SIX MONTHS ENDED SEPTEMBER 27, 1998
                                                ---------------------------------------------------------------------------
                                                                 COMBINED       COMBINED
                                                 BLUEGREEN     NON-GUARANTOR    SUBSIDIARY
                                                CORPORATION    SUBSIDIARIES     GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                -----------    -------------    ----------      ------------   ------------
REVENUES
    Sales of real estate ...................      $  18,132      $   5,867       $  93,061       $      --       $ 117,060
    Management fee revenue .................         11,085             --              --         (11,085)             --
    Other resort and golf operations revenue             --            507           5,439              --           5,946
    Interest income and other ..............          1,267          1,310           4,672              --           7,249
                                                  ---------      ---------       ---------       ---------       ---------
                                                     30,484          7,684         103,172         (11,085)        130,255
COST AND EXPENSES
    Cost of real estate sold ...............          5,578          1,558          35,271              --          42,407
    Cost of other resort and golf operations             --            519           4,758              --           5,277
    Management fees ........................             --            768          10,317         (11,085)             --
    Selling, general and administrative
       expense .............................         17,407          3,729          37,417              --          58,553
    Interest expense .......................          5,802          1,001             303              --           7,106
    Provisions for losses ..................             --            152             740              --             892
                                                  ---------      ---------       ---------       ---------       ---------
                                                     28,787          7,727          88,806         (11,085)        114,235
                                                  ---------      ---------       ---------       ---------       ---------
    Income (loss) from operations ..........          1,697            (43)         14,366              --          16,020
    Other income ...........................            288          2,053              90              --           2,431
                                                  ---------      ---------       ---------       ---------       ---------
    Income before income taxes .............          1,985          2,010          14,456              --          18,451
    Provision for income taxes .............            794            804           5,783              --           7,381
    Minority interest in loss of
     consolidated subsidiary ...............             --             --              --            (129)           (129)
                                                  ---------      ---------       ---------       ---------       ---------
    Income before extraordinary item .......          1,191          1,206           8,673             129          11,199
    Extraordinary loss on early
       extinguishment of debt, net .........             --             --          (1,682)             --          (1,682)
                                                  ---------      ---------       ---------       ---------       ---------
          Net income .......................      $   1,191      $   1,206       $   6,991       $     129       $   9,517
                                                  =========      =========       =========       =========       =========

                              BLUEGREEN CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED SEPTEMBER 28, 1997
                                                        ---------------------------------------------------------
                                                                         COMBINED      COMBINED
                                                         BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                        CORPORATION    SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                        -----------   -------------    ----------    ------------
OPERATING ACTIVITIES:
   Net cash provided (used) by operating activities       $   (860)      $ (1,177)      $ 17,142       $ 15,105
                                                          --------       --------       --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment .............          (304)            --         (1,593)        (1,897)
   Cash received from investment in securities .....            --          1,057             --          1,057
                                                          --------       --------       --------       --------
Net cash (used) provided by investing activities ...          (304)         1,057         (1,593)          (840)
                                                          --------       --------       --------       --------
FINANCING ACTIVITIES:
   Proceeds from issuance of 8% convertible
      subordinated notes payable ...................         6,000             --             --          6,000
   Proceeds from borrowings under line-of-
      credit facilities and other notes payable ....         6,889             --         17,837         24,726
   Payments under line-of-credit facilities
      and other notes payable ......................          (560)            --        (30,788)       (31,348)
   Payment of debt issuance costs ..................           (44)           (27)          (639)          (710)
   Payments for treasury stock .....................           (19)            --             --            (19)
   Proceeds from exercise of employee stock options            159             --             --            159
                                                          --------       --------       --------       --------
Net cash provided (used) by financing activities ...        12,425            (27)       (13,590)        (1,192)
                                                          --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents        11,261           (147)         1,959         13,073
Cash and cash equivalents at beginning of period ...         3,353          3,442          4,802         11,597
                                                          --------       --------       --------       --------
Cash and cash equivalents at end of period .........        14,614          3,295          6,761         24,670
Restricted cash and cash equivalents at end
   of period .......................................        (7,245)        (3,295)        (6,761)       (17,301)
                                                          --------       --------       --------       --------
Unrestricted cash and cash equivalents at
   end of period ...................................      $  7,369       $     --       $     --       $  7,369
                                                          ========       ========       ========       ========




                                                                      SIX MONTHS ENDED SEPTEMBER 27, 1998
                                                        -----------------------------------------------------------
                                                                        COMBINED         COMBINED
                                                         BLUEGREEN    NON-GUARANTOR     SUBSIDIARY
                                                        CORPORATION    SUBSIDIARIES     GUARANTORS     CONSOLIDATED
                                                        -----------   -------------     ----------     ------------
OPERATING ACTIVITIES:
   Net cash provided (used) by operating activities      $ (64,163)      $   6,127       $  66,507       $   8,471
                                                         ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment ............         (3,204)            (49)         (3,444)         (6,697)
   Sales of property and equipment ................            864              --              34             898
   Cash received from investment in securities ....             --             786              --             786
                                                         ---------       ---------       ---------       ---------

Net cash (used) provided by investing activities ..         (2,340)            737          (3,410)         (5,013)
                                                         ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-
      credit facilities and other notes payable ...        110,000              --              --         110,000
   Payments under line-of-credit facilities
      and other notes payable .....................        (28,837)         (4,098)        (60,785)        (93,720)
   Payment of debt issuance costs .................         (4,653)           (495)            (35)         (5,183)
   Proceeds from issuance of common stock .........         24,345              --              --          24,345
   Proceeds from exercise of employee and
      director stock options ......................            355              --              --             355
                                                         ---------       ---------       ---------       ---------
Net cash provided by financing activities .........        101,210          (4,593)        (60,820)         35,797
                                                         ---------       ---------       ---------       ---------
Net increase in cash and cash equivalents .........         34,707           2,271           2,277          39,255
Cash and cash equivalents at beginning of period ..         16,100           5,186           9,779          31,065
                                                         ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ........         50,807           7,457          12,056          70,320
Restricted cash and cash equivalents at end
  of period .......................................         (2,317)         (6,762)         (6,516)        (15,595)
                                                         ---------       ---------       ---------       ---------
Unrestricted cash and cash equivalents at
   end of period ..................................      $  48,490       $     695       $   5,540       $  54,725
                                                         =========       =========       =========       =========

6. CONVERTIBLE SUBORDINATED DEBENTURES

During the six months ended September 27, 1998, holders of $368,000 in aggregate principal amount of the Company's 8.25% convertible subordinated debentures elected to convert said debentures into an aggregate 44,658 shares of the Company's Common Stock.

7.   LINE-OF-CREDIT

On September 23, 1998, the Company entered into a $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly, with all principal amounts due on July 31, 1999. Through September 27, 1998, the Company has not borrowed any amounts under the line.

8.   SALE OF COMMON STOCK

On August 14, 1998, the Company entered into a Securities Purchase Agreement (the Stock Agreement) by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., (MSREF), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the Funds) pursuant to which the Funds purchased 2,941,177 shares of the Company's common stock, par value $.01 per share (the Common Stock), representing approximately 12.6% of the outstanding Common Stock at August 14, 1998, for an aggregate of $25 million.

Pursuant to the Stock Agreement, subject to certain conditions thereto, the Company has the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the Commitment Period), to purchase from the Company up to an additional 2,941,176 shares of Common Stock (the Remaining Shares) at a purchase price per share equal to $8.50. If, on or prior to the expiration of the Commitment Period, the Company has not offered to sell to the Funds all of the Remaining Shares and the Company has satisfied certain conditions, or if a Change of Control of the Company occurs (as defined in the Stock Agreement) during the Commitment Period, the Funds will have the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price per share equal to $8.50.

In accordance with the rules of the New York Stock Exchange, the Stock Agreement requires that the stockholders of the Company approve any issuance of shares of Common Stock to the Funds which result in the issuance of a number of shares of Common Stock greater than 20% of the outstanding Common Stock on August 14, 1998. Pursuant to a Proxy Statement dated October 21, 1998, the Company is seeking shareholder approval at a special shareholders' meeting to be held on November 20, 1998, to issue the remaining unissued shares under the Stock Agreement.

Subject to certain exceptions, the Funds have agreed not to offer, sell, transfer, assign, pledge or hypothecate any shares of Common Stock issued to them, prior to the earlier of (i) August 14, 2000 or (ii) six months following the date on which the Funds have purchased all the shares of Common Stock to be purchased by them under the Stock Agreement, but in no event earlier than February 14, 2000.

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

n) The failure of the Company's computer and non-information technology systems to be "Year 2000" compliant.

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

Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group Inc. and Resort Title Agency, Inc. (collectively RDI) for a purchase price of $7.5 million, consisting of $6 million cash and a $1.5 million, 9% promissory note due October 3, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's condensed consolidated financial statements from September 30, 1997.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the six months ended September 28, 1997 or September 27, 1998. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rate the Company charges on its new receivables.

During the periods covered by this discussion, the Company's real estate operations were managed under three divisions and much of this discussion is organized by such divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land Division acquires large tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Company's Communities Division, markets factory-built manufactured homes and lot packages and undeveloped lots. In the first quarter of fiscal 1997 (June 1996), the Company decided to focus on the expansion of the Resorts Division and the Residential Land Division in certain locations. Consistent with this strategy, the Company does not intend to acquire any additional communities-related inventories and present Communities Division inventories are being liquidated through a combination of bulk sales and retail sales. As of and for the six month period ended September 27, 1998, the Communities Division represented less than 2% of consolidated inventory and sales of real estate. Therefore, no separate discussion with respect to the Communities Division is contained herein relative to the three- and six-month periods ended September 27, 1998 due to immateriality.

Inventory is carried at the lower of cost, including costs of improvements and amenities, incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's income historically has been comprised of gains on sales of loans. On June 26, 1998, the Company sold approximately $32.4 million aggregate principal amount of timeshare note receivables (the Receivables) to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company (BRFC). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the Purchaser) pursuant to an Asset Purchase Agreement (the Purchase Agreement). Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term.

A purchase price equal to approximately 96.4% of the principal balance of the Receivables sold was paid by the Purchaser at closing in cash. In addition, BRFC will be entitled to receive a deferred payment after the Purchaser has received a return equal to the weighted average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Receivables were sold without recourse to the Company or BRFC except for breaches of representations and warranties made at the time of sale. The Company will act as servicer for the Receivables and will be paid a fee. In connection with the sale, the Company recognized a $2.1 million gain which is included in other income in the condensed consolidated statement of income for the six months ended September 27, 1998 and a $3.1 million available-for-sale investment in the residual cash flow of the receivable pool (i.e., the deferred payment) which is included in investments in securities in the condensed consolidated balance sheet as of September 27, 1998.

Based on the unused capacity under the Purchase Agreement, management anticipates that the portion of the Company's revenues comprising gains on sales will increase and will comprise a greater portion of net income in certain interim periods. The amount of gains recorded is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, interest would be less than expected and earnings would be charged in the current period. If actual defaults and/or losses with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the current period.

RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

                                           RESORTS         RESIDENTIAL LAND      COMMUNITIES             TOTAL
                                      ------------------   -----------------  ---------------      ----------------

THREE MONTHS ENDED SEPTEMBER 28, 1997
Sales of real estate                  $14,612     100.0%    $29,732   100.0%   $  976    100.0%    $ 45,320   100.0%
Cost of real estate sold (1)            3,764      25.8%     16,635    55.9%    1,019    104.4%      21,418    47.3%
                                      -------     ------    -------   ------   ------    ------    --------   ------
Gross profit                           10,848      74.2%     13,097    44.1%      (43)    (4.4)%     23,902    52.7%
Field selling, general and
   administrative expense (2)           8,776      60.1%      7,485    25.2%       49      5.0%      16,310    36.0%
                                      -------     ------    -------   ------  -------    ------    --------   ------

Field operating profit (loss) (3)    $  2,072      14.2%    $ 5,612    18.9%   $  (92)    (9.4)%   $  7,592    16.7%
                                     ========    =======    =======   ======   =======   =======   ========   ======

THREE MONTHS ENDED SEPTEMBER 27, 1998
Sales of real estate                  $25,899     100.0%    $34,689   100.0%  $   815    100.0%    $ 61,403   100.0%
Cost of real estate sold (1)            5,970      23.1%     14,849    42.8%      720     88.3%      21,539    35.1%
                                        -----     ------    -------    -----   ------    ------    --------   ------
Gross profit                           19,929      76.9%     19,840    57.2%       95     11.7%      39,864    64.9%
Field selling, general and
   administrative expense (2)          17,966      69.3%      9,251    26.7%      170     20.9%      27,387    44.6%
                                       ------      -----   --------    -----   ------    ------     -------   ------
Field operating profit (loss) (3)     $ 1,963       7.6%    $10,589    30.5%  $   (75)    (9.2)%   $ 12,477    20.3%
                                      =======       ====    =======   ======  ========   =======   ========   ======

SIX MONTHS ENDED SEPTEMBER 28, 1997
Sales of real estate                  $23,570     100.0%    $51,802   100.0%   $3,040    100.0%    $ 78,412   100.0%
Cost of real estate sold (1)            6,072      25.7%     27,423    52.9%    3,079    101.2%      36,574    46.6%
                                     ---------   -------    -------   ------  -------    ------    --------   ------
Gross profit                           17,498      74.3%     24,379    47.1%      (39)    (1.2)%     41,838    53.4%
Field selling, general and
   administrative expense (2)          14,628      62.1%     13,948    26.9%      130      4.3%      28,706    36.6%
                                      -------     ------    -------   ------  -------    ------    --------   ------
Field operating profit (loss) (3)     $ 2,870      12.2%    $10,431    20.2%   $ (169)    (5.5)%   $ 13,132    16.8%
                                      =======     ======    =======   ======   =======   =======   ========   ======

SIX MONTHS ENDED SEPTEMBER 27, 1998
Sales of real estate                  $49,860     100.0%    $65,327   100.0%   $1,873    100.0%    $117,060   100.0%
Cost of real estate sold (1)           12,187      24.4%     28,669    43.9%    1,551     82.8%      42,407    36.2%
                                      -------     ------    -------  -------   ------    ------   ---------   ------
Gross profit                           37,673      75.6%     36,658    56.1%      322     17.2%      74,653    63.8%
Field selling, general and
   administrative expense (2)          32,702      65.6%     17,851    27.3%      351    18.7%      50,904    43.5%
                                      -------     ------    -------   ------  -------    ------     -------   ------
Field operating profit (loss) (3)     $ 4,971      10.0%    $18,807    28.8%  $   (29)   (1.5)%   $ 23,749    20.3%
                                      =======      =====    =======   ======  =======    =======   ========   ======

---------
(1) COST OF REAL ESTATE SOLD REPRESENTS THE COST OF INVENTORY INCLUDING THE COST OF IMPROVEMENTS, AMENITIES AND, IN CERTAIN CASES, CAPITALIZED INTEREST.

(2) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $2.7 MILLION AND $3.6 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998, RESPECTIVELY, AND $5.2 MILLION AND $7.6 MILLION FOR THE SIX MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998, RESPECTIVELY.

(3) THE TABLES PRESENTED ABOVE OUTLINE SELECTED FINANCIAL DATA. ACCORDINGLY, INTEREST INCOME, INTEREST EXPENSE, PROVISIONS FOR LOSSES, OTHER INCOME AND INCOME TAXES HAVE BEEN EXCLUDED.

SALES. Consolidated sales of real estate increased 35.5% from $45.3 million for the three-month period ended September 28, 1997 (the 1998 Quarter) to $61.4 million for the three-month period ended September 27, 1998 (the 1999 Quarter). Consolidated sales of real estate increased 49.3% from $78.4 million for the six-month period ended September 28, 1997 (the 1998 Period) to $117.1 million for the six-month period ended September 27, 1998 (the 1999 Period). Increases in residential land and resorts (Timeshare Interest) sales during the 1999 Quarter and 1999 Period were partially offset by lower Communities Division sales.

As of September 27, 1998, approximately $15.7 million in sales or $7.8 million in estimated income was deferred under percentage of completion accounting. At March 29, 1998, approximately $16.9 million of sales or $8.4 million in estimated income was deferred. These amounts are included on the condensed consolidated balance sheets under the caption deferred income.

RESORTS DIVISION

 During the 1998 and 1999 Quarters, sales of Timeshare Interests contributed $14.6 million or 32.2% and $25.9 million or 42.2%, respectively, of the Company's total consolidated revenues from the sale of real estate. During the 1998 and 1999 Periods, sales of Timeshare Interests contributed $23.6 million or 30.1% and $49.9 million or

42.6%, respectively, of the Company's total consolidated revenues from the sale of real estate.

 The following tables set forth information for sales of Timeshare Interests associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.

                                                    THREE MONTHS ENDED,                 SIX MONTHS ENDED,
                                              -------------------------------    ------------------------------
                                              SEPTEMBER 28,     SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,
                                                   1997             1998             1997              1998
                                                   ----             ----             ----              ----

      Number of Timeshare Interests sold         1,856              3,311            2,836            6,105
      Average sales price per
        Timeshare Interest                      $8,536             $8,650           $8,980           $8,702
      Gross margin                                74.2%              76.9%            74.3%            75.6%

 The increase in Timeshare Interest sales during the 1999 Quarter was partially due to the acquisition of RDI effective September 30, 1997, which contributed approximately $6.5 million in Timeshare Interest sales (752 Timeshare Interests sold) during the 1999 Quarter. Also, BPNV, which commenced operations on December 15, 1997, generated approximately $2.6 million in Timeshare Interest sales (378 Timeshare Interests sold) during the 1999 Quarter. The increase in the number of Timeshare Interests sold during the 1999 Quarter was also partially due to increased numbers of Timeshare Interests sold at the Company's other resorts during the 1999 Quarter, as follows:

                                                    # OF TIMESHARE INTERESTS SOLD
                                                 ------------------------------------
                    RESORT                       1998 QUARTER            1999 QUARTER            INCREASE
                    ------                       ------------            ------------            --------
    Laurel Crest (Pigeon Forge, TN)                   340                     528                      188
    Shore Crest (Myrtle Beach, SC)                    468                     513                       45
    MountainLoft (Gatlinburg, TN)                     416                     463                       47

The increase in Timeshare Interest sales during the 1999 Period was partially due to the acquisition RDI, which contributed approximately $11.2 million in Timeshare Interest sales (1,347 Timeshare Interests sold) during the 1999 Period. Also, BPNV, generated approximately $5.9 million in Timeshare Interest sales (827 Timeshare Interests sold) during the 1999 Period. The increase in the number of Timeshare Interests sold during the 1999 Period was also partially due to increased numbers of Timeshare Interests sold at the Company's other resorts during the 1999 Period, as follows:

                                                    # OF TIMESHARE INTERESTS SOLD
                                                  -----------------------------------
                    RESORT                        1998 PERIOD             1999 PERIOD            INCREASE
                    ------                        -----------             -----------            --------
    Laurel Crest (Pigeon Forge, TN)                   615                     928                      313
    Harbour Lights (Myrtle Beach, SC)                 366                     645                      279
    Falls Village (Branson, MO)                       265                     497                      232
    MountainLoft (Gatlinburg, TN)                     723                     851                      128
    Shore Crest (Myrtle Beach, SC)                    865                     949                       84

This increase in Timeshare Interest sales at existing resorts is primarily due to the maturation of projects and the increased effectiveness of marketing programs. In addition, the Company recently opened off-site sales offices (i.e., located separate from a resort location) in Cleveland, Ohio and Orlando, Florida, which contributed to the increase in Timeshare Interest sales during both the 1999 Quarter and Period. The Company anticipates opening additional off-site sales offices in major cities around the country to market and sell its Timeshare Interests and points-based Vacation Club program. There can be no assurances that the Company's off-site sales office program will be developed as planned or that the program will be successful.

The increase in average sales price per Timeshare Interest during the 1999 Quarter was due primarily to increases in average selling prices between the 1998 Quarter and 1999 Quarter at the Company's Falls Village and Harbour Lights resorts. The average sales price at Falls Village increased from $6,615 to $8,998 during the 1998 Quarter and 1999 Quarter, respectively. The average sales price at Harbour Lights increased from $7,321 to $8,592 during the 1998 Quarter and 1999 Quarter, respectively. This increase in average sales price also contributed to the increase in the gross profit margin for the Resorts division from 74.2% to 76.9% during the 1998 Quarter and 1999 Quarter, respectively.

The decrease in average sales price per Timeshare Interest during the 1999 Period was due primarily to the acquisition of RDI and sales of Timeshare Interests in Aruba, which averaged sales prices per Timeshare Interest of $8,304 and $7,094, respectively, during the 1999 Period. The Company's average sales price per Timeshare Interest, excluding RDI and Aruba, was $9,164 during the 1999 Period.

Field operating profit (FOP) decreased from 14.2% to 7.6% during the 1998 Quarter and 1999 Quarter, respectively, and from 12.2% to 10.0% during the 1998 Period and 1999 Period, respectively. The decrease in FOP during the 1999 Quarter was primarily due to the deferral of revenues of $2.9 million and FOP of $1.2 million under percentage-of-completion accounting. Other factors include the deferral of approximately $571,000 of revenues with no corresponding deferral of commission expense under a sales and marketing agreement whereby BPNV sells Timeshare Interests on behalf of a third-party in Aruba. These deferred revenues in Aruba will be recognizable once certain documents regarding the third-party's Timeshare Interests have been processed by the Aruban government. In addition, start-up operations at the Company's off-site sales offices in Cleveland, Ohio and Orlando, Florida generated a total field operating loss of $947,000 during the 1999 Quarter. The Resorts Division's FOP during the 1999 Quarter and 1999 Period excluding the impact of percentage-of-completion accounting, the deferred revenue in Aruba and the start-up operations at the new off-site sales offices would have increased to 15.9% and 15.0%, respectively.

During the 1999 Quarter, other resort and golf operations revenue and related costs were approximately $3.5 million and $3.0 million, respectively. During the 1999 Period, other resort and golf operations revenue and related costs were approximately $5.9 million and $5.3 million, respectively. Other resort services include the resort property management services, resort title services and certain retail amenity and lodging operations acquired in connection with the RDI. Golf revenues and costs include the results of operating Bluegreen's daily fee golf courses. There were no resort service operations during the 1998 Quarter or 1998 Period and golf operations during these periods were insignificant.

RESIDENTIAL LAND DIVISION

During the 1998 and 1999 Quarters, residential land sales contributed $29.7 million or 65.6% and $34.7 million or 56.4%, respectively, of the Company's total consolidated revenues from the sale of real estate. During the 1998 and 1999 Periods, residential land sales contributed $51.8 million or 66.1% and $65.3 million or 55.8%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.

                                            THREE MONTHS ENDED,                       SIX MONTHS ENDED,
                                      ---------------------------------       ----------------------------------
                                      SEPTEMBER 28,       SEPTEMBER 27,       SEPTEMBER 28,        SEPTEMBER 27,
                                          1997               1998                1997                  1998
                                          ----               ----                ----                  ----

Number of parcels sold                     724                555                1,264                 1,179
Average sales price per parcel           $42,915            $46,863             $46,168               $48,240
Gross margin                               44.1%             57.2%                47.1%               56.1%

The aggregate number of parcels sold decreased from the 1998 Quarter to the 1999 Quarter and from the 1998 Period to the 1999 Period primarily due to the following:

o The primary reason for the decrease in the number of parcels sold during the 1999 Quarter and 1999 Period represented a positive event. The sale of scattered inventory in areas of the country which are no longer part of the Company's focused residential land business decreased from 78 sales to 34 sales in the 1998 Quarter and 1999 Quarter, respectively, and from 151 sales to 83 sales in the 1998 Period and 1999 Period, respectively. This reduction in the sales of scattered inventory parcels had a positive impact on gross margins in both the 1999 Quarter and Period as these sales are usually made at reduced gross margins in order to dispose of such inventory. In total, the number of these lots available for sale has decreased from 311 parcels at September 28, 1997 to only 142 parcels at September 27, 1998, with the remaining parcels being geographically located throughout the Northeast, Midwest and South. This inventory is carried at net realizable value on the Company's condensed consolidated balance sheet at September 27, 1998.

o Lot sales at the Company's Winding River property in Southport, North Carolina decreased from 90 parcels sold to 76 parcels sold during the 1998 Quarter and 1999 Quarter, respectively. The decrease is primarily due to the mix of product sold in the project during the 1998 Quarter (primarily a higher volume of smaller, interior lots) vs. the 1999 Quarter (primarily premium lots).

o Sales at the Company's White Oak Estates project near Houston, Texas decreased from 79 parcels sold to 32 parcels sold during the 1998 Quarter and 1999 Quarter, respectively, primarily due to the excessively hot summer season reducing the number of prospects touring the project. In addition, periods of excessive rainfall also delayed the completion of certain roads in the project, which also impacted the ability to tour prospects at the project.

o The Company's Ranches of Sonterra property in Ruidoso, New Mexico generated sales of 64 parcels and 39 parcels during the 1998 Period and 1999 Period, respectively, and sales of 29 parcels and 22 parcels during the 1998 Quarter and 1999 Quarter, respectively. The decrease is due to this project nearing maturity, which usually involves a reduction in sales staff. Only 56 lots remain in this project, which are expected to be sold over the next six months.

The average sales price per parcel increased during both the 1999 Quarter and 1999 Period as compared to the 1998 Quarter and 1998 Period. Average sales prices increased approximately $2,000 per lot sold in the Company's properties located near Dallas, Texas, Ruidoso, New Mexico and Southport, North Carolina when comparing the 1998 Period to the 1999 Period. Average sales prices increased approximately $9,000 per lot sold from $45,157 to $54,045 at Winding River Plantation, when comparing the 1998 Quarter to the 1999 Quarter. In addition, average sales prices in the Company's Rocky Mountain region increased from approximately $27,000 to $134,000 due to the opening of a new project, The Meadows at Castlewood.

In addition to the factors discussed above, overall sales for the Residential Land Division increased due to the Company's ability to recognize revenue previously deferred under percentage-of-completion accounting as certain major projects in Texas and Tennessee reached substantial completion during the 1999 Quarter and 1999 Period.

The average gross margin for the Residential Land Division was 44.1% and 57.2% for the 1998 and 1999 Quarters, respectively. The average gross margin increased primarily due to increased gross margin generated by the Company's Southwestern region (which includes Texas and New Mexico) from 57.6% during the 1998 Quarter to 62.5% during the 1999 Quarter. In addition, the reduction of sales of scattered properties had a positive impact on gross margin during the 1999 Quarter, as previously discussed.

The average gross margin for the Residential Land Division was 47.1% and 56.1% for the 1998 and 1999 Periods, respectively. The average gross margin increased primarily due to increased gross margin generated by the Company's Southwestern region (which includes Texas and New Mexico) from 57.9% during the 1998 Period to 63.4% during the 1999 Period. In addition, the reduction of sales of scattered properties had a positive impact on gross margin during the Period.

The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

INTEREST INCOME

Interest income increased 56.1% from $2.2 million for the 1998 Quarter to $3.5 million for the 1999 Quarter. Interest income increased 75.4% from $4.1 million for the 1998 Period to $7.2 million for the 1999 Period. The Company's interest income is earned from its receivable portfolio, securities retained pursuant to REMIC financings and cash and cash equivalents. The increase in interest income is primarily due to an increase in the average note receivable balance during the 1999 Quarter as compared to the 1998 Quarter. This increase in the average note receivable balance is due primarily to the increase in the sales of Timeshare Interests as the Company provides financing on approximately 89% of its Timeshare Interest sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (S,G&A EXPENSE)

The Company's S,G&A Expense consists primarily of marketing costs, advertising expenses, sales commissions and corporate overhead. S,G&A Expense totaled $19.0 million and $31.0 million for the 1998 Quarter and the 1999 Quarter, respectively. S,G&A Expense totaled $33.9 million and $58.6 million for the 1998 Period and the 1999 Period, respectively. A significant portion of S,G&A Expense is variable relative to sales and profitability levels and, therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A Expense (including corporate administrative expense) increased from 42% in the 1998 Quarter to 50% in the 1999

Quarter and from 43% to 50% in the 1998 period and 1999 period, respectively. This percentage increase is due primarily to the increase in Resorts Division sales as a percentage of consolidated sales of real estate, as selling and marketing expenses are greater for the timeshare industry as compared to the residential land business. However, as Resorts Division revenues increased at a faster rate than the related S,G&A Expense, the Company's operating margin increased from 10% in the 1998 Quarter and Period to 14% in the 1999 Quarter and Period, respectively.

INTEREST EXPENSE

Interest expense totaled $2.0 million and $3.4 million for the 1998 Quarter and 1999 Quarter, respectively. Interest expense totaled $3.8 million and $7.1 million for the 1998 Period and 1999 Period, respectively. The 68.2% and 87.8% increases in interest expense for the 1999 Quarter and 1998 Period, respectively, were primarily due to an increase in the average outstanding debt balance from $102.5 million to $171.1 million during the 1998 Period and 1999 Period, respectively. The increase in the average debt balance is primarily due to approximately $26.0 million of debt incurred or assumed in connection with the acquisition of RDI, $15.5 million of debt incurred or assumed by BPNV, the $21.7 million net increase in debt in connection with the issuance of the Company's $110 million senior secured notes payable and increased borrowings associated with the Company's receivable-backed notes payable and the acquisition and development of the Company's resort and residential land projects since September 28, 1997.

PROVISIONS FOR LOSSES

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $469,000 and $599,000 during the 1998 Quarter and 1999 Quarter, respectively, and $780,000 and $892,000 during the 1998 Period and 1999 Period, respectively. The increase in the provision is attributable to the overall increase in the notes receivable balance since September 28, 1997 caused by increased sales of Timeshare Interests by the Resorts Division, offset by a decrease in Resorts Division loans due to the sale of $32.4 million of timeshare notes receivable on June 26, 1998.

The allowance for loan losses by division as of March 29, 1998 and September 27, 1998 is (amounts in thousands):

MARCH 29, 1998


                                                                          RESIDENTIAL
                                                    RESORTS DIVISION     LAND DIVISION          TOTAL
                                                    ----------------     -------------       ----------

   Notes Receivable                                   $  67,430           $  14,459          $  81,889
   Less:  Allowance for Loan Losses                      (1,635)               (469)            (2,104)
                                                      ----------          ----------         ----------
   Notes Receivable, net                                $65,795             $13,990            $79,785
                                                      ==========          ==========         ==========
   Allowance as a % of gross notes receivable             2.4%               3.2%                2.6%
                                                          ====               ====                ====

SEPTEMBER 27, 1998

                                                                          RESIDENTIAL
                                                    RESORTS DIVISION     LAND DIVISION          TOTAL
                                                    ----------------     -------------       ----------

     Notes Receivable                                 $  57,137           $  12,289          $  69,426
     Less:  Allowance for Loan Losses                    (1,519)               (386)            (1,905)
                                                      ----------          ----------         ----------
     Notes Receivable, net                              $55,618             $11,903            $67,521
                                                      ==========          ==========         ==========
     Allowance as a % of gross notes receivable           2.7%               3.1%                2.7%
                                                          ====               ====                ====

OTHER INCOME

Other income increased from $153,000 to $2.4 million during the 1998 Period and 1999 Period, respectively. The increase is primarily due to the $2.1 million gain on sale of the timeshare notes receivable previously discussed and approximately $300,000 of gains on sales of property and equipment, both recorded during the 1999 Period.

EXTRAORDINARY ITEM

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Period. See further discussion under "Liquidity and Capital Resources - Note Offering".

SUMMARY

Based on the factors discussed above, the Company's net income increased from $2.8 million to $5.5 million in the 1998 Quarter and 1999 Quarter, respectively, and from $4.5 million to $9.5 million in the 1998 Period and 1999 Period, respectively.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased $13.1 million and $39.3 million during the 1998 Period and 1999 Period, respectively.

Net cash provided by the Company's operations was $15.1 million and $8.5 million for the 1998 Period and 1999 Period, respectively. The decrease in cash flow from operations during the 1999 Period was primarily due to the acquisition of Timeshare Interest inventory in Charleston, South Carolina for approximately $16.5 million in cash, the funding of a $1.2 million vs. a $3.1 million increase in other assets during the 1998 Period and 1999 Period, respectively, and the funding of a $16.9 million vs. a $26.4 million increase in notes receivable during the 1998 Period and 1999 Period, respectively. These decreases were partially offset by a net increase of $20.8 million from the sale and hypothecation of the Company's notes receivables during the 1999 Period as compared to the 1998 Period.

Net cash used by investing activities was $840,000 and $5.0 million for the 1998 Period and 1999 Period, respectively. The increase in cash used by investing activities during the 1999 Period was primarily due to an additional $4.8 million in purchases of property and equipment, primarily $2.2 million for furniture and leasehold improvements at the Company's new corporate headquarters and an additional $2.0 million in fixed asset spending related to the Company's daily fee golf courses. This was partially offset by $898,000 of proceeds from the sale of fixed assets during the 1999 Period, primarily the Company's corporate airplane. The airplane has subsequently been replaced through an operating lease arrangement.

Net cash used by financing activities was $1.2 million for the 1998 Period. Net cash provided by financing activities was $35.8 million for the 1999 Period. The increase in net cash provided by financing activities during the 1999 Period was due to the proceeds from the issuance of the Company's $110.0 million senior secured notes and the issuance of 2.9 million shares of the Company's Common Stock to affiliates of Morgan Stanley Dean Witter and Company, Inc. for net cash proceeds of approximately $24.3 million. These increases were partially offset by the payment of approximately $5.2 million of debt issuance costs during the 1999 Period, the early extinguishment of approximately $91.8 million of lines-of-credit and other notes payable (including prepayment penalties and accrued interest), and approximately $2.0 million of payments on lines-of-credit in the normal course of business.

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

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND TIMESHARE INVENTORIES

The Company has maintained various credit facilities with financial institutions that provided for receivable financing for its timeshare projects. In connection with the Offering, the Company retired all outstanding indebtedness related to timeshare receivable and inventory financings, except for debt associated with receivables previously sold to financial institutions with recourse by RDI and debt related to Aruba, which were approximately $6.4 million and $14.0 million, respectively at September 27, 1998. The Company terminated the existing credit facilities for timeshare receivable and inventory financings concurrent with the closing of the Offering.

The Company has obtained a two-year, $35 million timeshare receivables warehouse loan facility with a financial institution. Loans under the warehouse facility will bear interest at LIBOR plus 2.75%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising primarily from the sale of completed Timeshare Interests. The warehouse facility includes affirmative, negative and financial covenants, and events of default. As of September 27, 1998, the Company has not incurred any debt under the warehouse facility.

On June 26, 1998, the Company executed a timeshare receivables purchase facility with the same financial institution. Under the purchase facility (the Purchase Facility), a special purpose finance subsidiary of the company will sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in a securitization transaction. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold will be paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. Should the Company fail to sell to such financial institution during the term of the Purchase Facility notes receivable with cumulative present value of at least $100 million, the return to the purchaser will increase by .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. The Company's special purpose finance subsidiary will be required to maintain a specified overcollaterlization level and a cash reserve account. Receivables will be sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and guaranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified trigger events. The Company will act as servicer under the Purchase Facility for a fee, and will be required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a securitization of this type. The Purchase Facility has a term of two years.

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

In addition, the same financial institution referred to in the preceding paragraphs has provided the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period and has a term of seven years. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3.0%. With respect to any inventory financed under the facility, the Company will be required to have provided equity of at least 15% of the approved project costs. In connection with the facility, the Company will also be required to pay certain fees and expenses to the financial institution. As of September 27, 1998, the Company has not incurred any debt under the acquisition and development facility.

CREDIT FACILITIES FOR RESIDENTIAL LAND RECEIVABLES AND RESIDENTIAL LAND INVENTORIES

The Company has an existing $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land Division Receivables. The Company uses the facility as a temporary warehouse until it accumulates a sufficient quantity of residential land receivables to sell under private placement REMIC transactions. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At September 27, 1998, the outstanding principal balances under the receivables and development portions of this facility were $5.6 million and $1.9 million, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

Over the past three years, the Company has received 80% to 90% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer lot financing. No assurances can be given that local banks will continue to provide such customer financing.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and timeshare property inventory as of September 27, 1998 is approximately $144.5 million, expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company's credit facilities and the Indenture entered into in connection with the Note Offering include certain covenants restricting, among other things, the incurrence of debt, the payment of dividends and other restricted payments, the incurrence of liens, and transactions with affiliates. Certain current and future credit facilities do or will include financial covenants. No assurances can be given that such covenants will not limit the Company's ability to satisfy or refinance its obligations or otherwise adversely affect the Company's operations.

OTHER CREDIT FACILITIES

On September 23, 1998, the Company entered into a $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly, with all principal amounts due on July 31, 1999. Through September 27, 1998, the Company has not borrowed any amounts under the line.

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

The Company believes that the net proceeds from the Offering, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under existing purchase facilities will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. Based on outstanding borrowings at September 27, 1998, and the credit facilities described above, the Company has approximately $112.5 million of available credit at its disposal, subject to customary conditions and eligible collateral. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as management deems prudent. There can be no assurance that the proposed credit facilities will be consummated on the terms described herein, if at all, or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. The Company's credit facilities include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth, fixed charge coverage requirements, debt to equity ratios and events of default. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure and miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also in the process of identifying and reviewing its non-information technology systems with respect to Year 2000 issues. In addition, the Company has initiated communication with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The total "Year 2000" project cost is estimated at approximately $400,000, which consists of costs to be incurred to acquire upgraded software that will be capitalized. It is anticipated that these costs will be paid for using cash from operations.

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

         In addition to its other ordinary course litigation, the Company has recently become a defendant in two proceedings. First, an action was filed in Colorado state court against the Company on September 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff, Hartsel Springs Ranch of Colorado, Inc., has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The complaint seeks damages in excess of $18 million and certain other remedies, including punitive damages.

         Second, an action (the Texas Action) was filed on July 10, 1998 in the District Court for the State of Texas in the County of Montgomery against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property in Texas (the Texas Property). The Texas Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the Interests) held by the plaintiffs in the Texas Action, Contract Oil & Gas Service Company and Michael Galloway (collectively, the Texas Plaintiffs). The Company's subsidiaries developed the Texas Property and have resold parcels to numerous customers. The Texas Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Texas Plaintiffs from exploiting the Interests. The Texas Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies.

         The Company is in the early stages of evaluating these actions and their potential impact, if any, on the Company and accordingly cannot predict the outcomes with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in each of the actions and intends to defend each of these matters vigorously. The Company does not believe that any likely outcome of either case will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information with respect to the Company's Annual Meeting of Shareholders held on July 28, 1998 was included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.132 Loan Agreement and Promissory Note dated September 23, 1998, by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $5 million, unsecured revolving line-of-credit due July 31, 1999.

         27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated August 14, 1998 reporting under Item 5 thereof that the Company entered into a Securities Purchase Agreement dated as of August 14, 1998 by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., (MSREF), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the Funds) pursuant to which the Funds purchased 2,941,177 shares of the Company's common stock, par value $.01 per share for an aggregate of $25 million. Such Form 8-K included the Purchase Agreement, Registration Rights Agreement, Voting and Cooperation Agreement and Amended and Restated By-Laws related to this transaction, as Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BLUEGREEN CORPORATION
                                            (Registrant)


Date:  November 6, 1998               By: /s/ GEORGE F. DONOVAN
                                          -------------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer


Date:  November 6, 1998               By: /s/ JOHN F. CHISTE
                                          -------------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 6, 1998               By: /s/ ANTHONY M. PULEO
                                          -------------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)