Form 10-Q
period 1998-12-27
BLUEGREEN CORP
filed 1999-02-10
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended December 27, 1998

                                       or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission File Number:       0-19292


                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                03-0300793
  -------------------------------               ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


   4960 Blue Lake Drive, Boca Raton, Florida            33431
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of February 4, 1999, there were 23,877,005 shares issued, 812,100 treasury shares and 23,064,905 shares of Common Stock, $.01 par value per share, outstanding.

                              BLUEGREEN CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                             Page
                                                                                             ----
Part I - Financial Information (Unaudited)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
             March 29, 1998 and December 27, 1998 ........................................    3

        Condensed Consolidated Statements of Income - Three Months
             Ended December 28, 1997 and December 27, 1998 ...............................    4

        Condensed Consolidated Statements of Income - Nine Months
             Ended December 28, 1997 and December 27, 1998 ...............................    5

        Condensed Consolidated Statements of Cash Flows -Nine Months
             Ended December 28, 1997 and December 27, 1998 ...............................    6

        Notes to Condensed Consolidated Financial Statements .............................    8

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition ...............................   18

Item 3. Quantitative and Qualitative
             Disclosures About Market Risk ...............................................   29

Part II - Other Information

Item 1. Legal Proceedings ................................................................   29

Item 2. Changes in Securities ............................................................   30

Item 3. Defaults Upon Senior Securities ..................................................   30

Item 4. Submission of Matters to a Vote of Security Holders ..............................   30

Item 5. Other Information ................................................................   30

Item 6. Exhibits and Reports on Form 8-K .................................................   30

Signatures................................................................................   31



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)



                                                                            MARCH 29,       DECEMBER 27,
                                                                              1998             1998
                                                                            ---------       ---------
                                                                             (NOTE)         (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $13.2 million and $18.0 million at
   March 29, 1998 and December 27, 1998, respectively) ...............      $  31,065       $  52,962
Contracts receivable, net ............................................         15,484          13,259
Notes receivable, net ................................................         81,293          69,591
Inventory, net .......................................................        107,198         137,582
Investments in securities ............................................         10,941          15,811
Other assets .........................................................          9,759          18,250
Property and equipment, net ..........................................         17,223          24,601
                                                                            ---------       ---------
   TOTAL ASSETS ......................................................      $ 272,963       $ 332,056
                                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable .....................................................      $   5,265       $   3,540
Accrued liabilities and other ........................................         19,023          17,217
Receivable-backed notes payable ......................................         48,694          12,750
Lines-of-credit and notes payable ....................................         72,396          17,998
Deferred income ......................................................          8,392           5,693
Deferred income taxes ................................................          8,011          16,409
10.50% senior secured notes payable ..................................             --         110,000
8.00% convertible subordinated notes payable to related
    parties ..........................................................          6,000           6,000
8.25% convertible subordinated debentures ............................         34,739          34,371
                                                                            ---------       ---------
   TOTAL LIABILITIES .................................................        202,520         223,978

Minority interest ....................................................            450             397

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued .......................................................             --              --
Common stock, $.01 par value, 90,000 shares
Authorized; 20,761 and 23,877 shares issued at March 29, 1998 and
   December 27, 1998,  respectively ..................................            208             239
Additional paid-in capital ...........................................         71,932          97,228
Treasury stock, 450 and 694 common shares at cost at
    March 29, 1998 and December 27, 1998, respectively ...............         (1,389)         (2,791)
Net unrealized gains on investments available-for-sale, net
   of income taxes ...................................................            405             377
Retained earnings (accumulated deficit) ..............................         (1,163)         12,628
                                                                            ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY ........................................         69,993         107,681
                                                                            ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................      $ 272,963       $ 332,056
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                DECEMBER 28,    DECEMBER 27,
                                                                    1997           1998
                                                                ------------    ------------
REVENUES:
   Sales of real estate ....................................      $ 44,490       $ 55,669
   Other resort and golf operations revenue ................         1,585          2,946
   Interest income .........................................         3,190          4,112
                                                                  --------       --------
                                                                    49,265         62,727

COSTS AND EXPENSES:
   Cost of real estate sold ................................        18,703         20,779
   Cost of other resort and golf operations ................         1,509          3,331
   Selling, general and administrative expense .............        21,610         28,879
   Interest expense ........................................         2,726          2,920
   Provisions for losses ...................................           568            623
                                                                  --------       --------
                                                                    45,116         56,532
                                                                  --------       --------

Income from operations .....................................         4,149          6,195

Other income (expense) .....................................           (33)         1,053
                                                                  --------       --------
Income before income taxes .................................         4,116          7,248
Provision  for income taxes ................................         1,641          2,899
Minority interest in income of consolidated subsidiary .....            --             76
                                                                  --------       --------
NET INCOME .................................................      $  2,475       $  4,273
                                                                  ========       ========

EARNINGS PER COMMON SHARE:
Basic ......................................................      $   0.12       $   0.18
                                                                  ========       ========
Diluted ....................................................      $   0.11       $   0.16
                                                                  ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ......................................................        20,358         23,297
                                                                  ========       ========
Diluted ....................................................        26,744         29,879
                                                                  ========       ========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                   DECEMBER 28,    DECEMBER 27,
                                                                      1997            1998
                                                                    ---------       ---------
REVENUES:
   Sales of real estate ......................................      $ 122,902       $ 172,730
   Other resort and golf operations revenue ..................          1,585           8,891
   Interest income ...........................................          7,324          11,361
                                                                    ---------       ---------
                                                                      131,811         192,982

COSTS AND EXPENSES:
   Cost of real estate sold ..................................         55,277          63,187
   Cost of other resort and golf operations ..................          1,509           8,606
   Selling, general and administrative expense ...............         55,526          87,431
   Interest expense ..........................................          6,512          10,028
   Provisions for losses .....................................          1,349           1,515
                                                                    ---------       ---------
                                                                      120,173         170,767
                                                                    ---------       ---------

Income from operations .......................................         11,638          22,215
Other income .................................................            120           3,485
                                                                    ---------       ---------
Income before income taxes ...................................         11,758          25,700
Provision for income taxes ...................................          4,774          10,280
Minority interest in loss of consolidated subsidiary .........             --             (53)
                                                                    ---------       ---------

Income before extraordinary item .............................          6,984          15,473
Extraordinary loss on early extinguishment of debt, net of
   income taxes ..............................................             --          (1,682)
                                                                    ---------       ---------
NET INCOME ...................................................      $   6,984       $  13,791
                                                                    =========       =========

EARNINGS PER COMMON SHARE:
Basic:
   Income before extraordinary item ..........................      $    0.35       $    0.71
   Extraordinary loss on early extinguishment of debt,
      net of income taxes                                                  --           (0.08)
                                                                    ---------       ---------
   Net income ................................................      $    0.35       $    0.63
                                                                    =========       =========

Diluted:

   Income before extraordinary item ..........................      $    0.33       $    0.59
   Extraordinary loss on early extinguishment of debt,
      net of income taxes                                                 --            (0.06)
                                                                    ---------       ---------
   Net income ................................................      $    0.33       $    0.53
                                                                    =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ........................................................         20,193          21,853
                                                                    =========       =========
Diluted ......................................................         25,467          28,636
                                                                    =========       =========




See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                              DECEMBER 28,        DECEMBER 27,
                                                                                 1997            1998
                                                                              ---------       ---------
OPERATING ACTIVITIES:

   Net income ..........................................................      $   6,984       $  13,791
   Adjustments to reconcile net income to net
      cash flow provided (used) by operating activities:
         Extraordinary loss on early extinguishment of debt, net of
             taxes .....................................................             --           1,682
         Minority interest in loss of consolidated subsidiary ..........             --             (53)
         Depreciation and amortization .................................          1,345           1,955
         Gain on sale of notes receivable ..............................             --          (3,145)
         Gain on sale of property and equipment ........................             --            (268)
         Provisions for losses .........................................          1,349           1,515
         Provision for deferred income taxes ...........................          4,774          10,280
         Interest accretion on investment in securities ................         (1,047)         (1,572)
         Proceeds from sale of notes receivable ........................             --          44,620
         Proceeds from borrowings collateralized by notes
            receivable .................................................         26,495           4,137
         Payments on borrowings collateralized by notes receivable .....        (11,440)         (2,573)

   CHANGE IN OPERATING ASSETS AND LIABILITIES:

      Contracts receivable .............................................          1,662           2,224
      Notes receivable .................................................        (22,437)        (43,490)
      Inventory ........................................................          3,944         (22,120)
      Other assets .....................................................         (2,062)         (3,594)
      Accounts payable, accrued liabilities and other ..................          4,531          (6,102)
                                                                              ---------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .......................         14,098          (2,713)
                                                                              ---------       ---------
INVESTING ACTIVITIES:
   Acquisition of RDI Group, Inc. and Resort Title Agency, Inc.,
      net of cash acquired .............................................         (2,421)             --
   Purchases of property and equipment .................................         (2,909)         (9,385)
   Proceeds from sales of property and equipment .......................            225             954
   Cash received from investment in securities .........................          1,524           1,063
                                                                              ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES ..................................         (3,581)         (7,368)
                                                                              ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of 10.50% senior secured notes payable .......             --         110,000
   Proceeds from issuance of 8% convertible subordinated notes
      payable ..........................................................          6,000              --
   Proceeds from borrowings under line-of-credit facilities
      and other notes payable ..........................................         36,136              --
   Payments under line-of-credit facilities and other notes payable ....        (38,531)        (95,718)
   Payment of debt issuance costs ......................................           (900)         (5,574)
   Proceeds from issuance of Common Stock ..............................             --          24,298
   Proceeds from exercise of employee and director stock options .......            324             374
   Payments for treasury stock .........................................            (19)         (1,402)
                                                                              ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................          3,010          31,978
                                                                              ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................         13,527          21,897
Cash and cash equivalents at beginning of period .......................         11,597          31,065
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................         25,124          52,962
Restricted cash and cash equivalents at end of period ..................        (13,300)        (18,000)
                                                                              ---------       ---------
UNRESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD ................      $  11,824       $  34,962
                                                                              =========       =========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - - CONTINUED
                             (amounts in thousands)
                                   (unaudited)

                                                                    NINE MONTHS ENDED
                                                                 DECEMBER 28,  DECEMBER 27,
                                                                     1997         1998
                                                                  ---------      ------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

Inventory acquired through financing .......................      $  22,974      $2,485
                                                                  =========      ======

Inventory acquired through foreclosure or
    deedback in lieu of foreclosure ........................      $   2,497      $5,778
                                                                  =========      ======

Property and equipment acquired through financing ..........      $     812      $   --
                                                                  =========      ======

Conversion of 8.25% convertible subordinated
    debentures into common stock ...........................      $      --      $  368
                                                                  =========      ======

Sale of notes receivable in exchange for investment
    in securities ..........................................      $      --      $4,409
                                                                  =========      ======




See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1998
                                   (unaudited)

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine-month periods ended December 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the Company's) Annual Report to Shareholders for the fiscal year ended March 29, 1998.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the Resorts Division) strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity (Timeshare Interests). The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and the Caribbean. The Company also markets and sells Timeshare Interests at three off-site sales locations. The Company's residential land business (the Residential Land Division) strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting. During the three months ended December 27, 1998, sales of real estate generated by the Company's Resorts Division and Residential Land Division comprised approximately 45% and 52%, respectively, of the Company's total sales of real estate. The sales mix for the nine months ended December 27, 1998 was 43% and 55% contributed by the Resorts and Land Divisions, respectively. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land Division.

Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group, Inc. and Resort Title Agency, Inc. (collectively RDI). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's condensed consolidated financial statements from September 30, 1997.

On December 15, 1997, the Company acquired a 50% ownership interest in Bluegreen Properties N.V. (BPNV), an entity organized in Aruba that previously had no operations. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club, a fully developed timeshare resort in Oranjestad, Aruba. In addition to its 50% ownership interest, the Company will receive a quarterly management fee from BPNV equal to 7% of BPNV's net sales in exchange for the Companys involvement in the day-to-day operations of BPNV. The Company also has majority control of BPNV's board of directors and has a controlling financial interest in BPNV. Therefore, the accounts of BPNV are included in the Company's consolidated financial statements from December 15, 1997.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 31, 1997 or the date of issuance, if later. See also Note 8, for disclosure of other contingently issuable common shares.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               DECEMBER 28,  DECEMBER 27,  DECEMBER 28,   DECEMBER 27,
                                                                   1997         1998          1997           1998
                                                                  -------      -------      --------       --------
Basic earnings per share - numerators:
    Income before extraordinary item .......................      $ 2,475      $ 4,273      $  6,984       $ 15,473
    Extraordinary loss on early extinguishment of
        debt, net of income taxes ..........................           --           --            --         (1,682)
                                                                  -------      -------      --------       --------
    Net income .............................................      $ 2,475      $ 4,273      $  6,984       $ 13,791
                                                                  =======      =======      ========       ========

Diluted earnings per share - numerators:

    Income before extraordinary item - basic ...............      $ 2,475      $ 4,273      $  6,984       $ 15,473
    Effect of dilutive securities (net of tax effects) .....          497          497         1,362          1,496
                                                                  -------      -------      --------       --------
    Income before extraordinary item - diluted .............        2,972        4,770         8,346         16,969
    Extraordinary loss on early extinguishment of
        debt, net of income taxes ..........................           --           --            --         (1,682)
                                                                  -------      -------      --------       --------
    Net income - diluted ...................................      $ 2,972      $ 4,770      $  8,346       $ 15,287
                                                                  =======      =======      ========       ========

Denominator:
    Denominator for basic earnings per share -
        weighted average shares ............................       20,358       23,297        20,193         21,853
   Effect of dilutive securities:
       Stock options .......................................          639          880           360          1,070
       Convertible securities ..............................        5,747        5,702         4,914          5,713
    Dilutive potential common shares .......................        6,386        6,582         5,274          6,783
                                                                  -------      -------      --------       --------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares and assumed
        conversions ........................................       26,744       29,879        25,467         28,636
                                                                  =======      =======      ========       ========

Basic earnings per common share:
   Income before extraordinary item ........................      $  0.12      $  0.18      $   0.35       $   0.71
   Extraordinary loss on early extinguishment
      of debt, net of income taxes .........................           --           --            --          (0.08)
                                                                  -------      -------      --------       --------
   Net income ..............................................      $  0.12      $  0.18      $   0.35       $   0.63
                                                                  =======      =======      ========       ========

Diluted earnings per common share:
    Income before extraordinary item .......................      $  0.11      $  0.16      $   0.33       $   0.59
    Extraordinary loss on early extinguishment
        of debt, net of income taxes .......................           --           --            --          (0.06)
                                                                  -------      -------      --------       --------
    Net income .............................................      $  0.11      $  0.16      $   0.33       $   0.53
                                                                  =======      =======      ========       ========


COMPREHENSIVE INCOME

As of March 30, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the three- and nine-month periods ended December 28, 1997 and December 27, 1998, total comprehensive income did not differ materially from net income.

SEGMENT INFORMATION

Effective March 30, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports, other than in the initial year of adoption. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but will affect the disclosure of segment information in the Company's fiscal 1999 annual financial statements.

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

2. SALE OF NOTES RECEIVABLE

On June 26, 1998 and December 10, 1998, the Company sold approximately $32.4 million and $13.5 million, respectively, in aggregate principal amount of timeshare notes receivable (the Receivables) to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company
(BRFC). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the Purchaser) pursuant to an Asset Purchase Agreement dated as of June 26, 1998 (the Purchase Agreement).

A purchase price equal to approximately 97% of the principal balance of the Receivables sold was paid by the Purchaser in cash. In addition, BRFC will be entitled to receive a deferred payment after the Purchaser has received a return equal to the weighted average term treasury rate plus 1.4%, (6.924% and 5.925% for the June and December sales, respectively), all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Receivables were sold without recourse to the Company or BRFC except for breaches of representations and warranties made at the time of sale. The Company will act as servicer for the Receivables and will be paid a fee. In connection with the sales, the Company recognized an aggregate $3.1 million gain which is included in other income in the condensed consolidated statement of income for the nine months ended December 27, 1998 ($1.1 million of which was recognized during the three-months ended December 27, 1998), and recorded a $4.4 million available-for-sale investment in the residual cash flow of the receivable pool (i.e., the deferred payment) which is included in investments in securities in the condensed consolidated balance sheet as of December 27, 1998.

Under the Purchase Agreement, BRFC is entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term. The Purchaser's obligation to purchase under the purchase facility will terminate upon the occurrence of specified trigger events. The purchase facility includes various conditions to purchase and other provisions customary for transactions of this type.

3. PURCHASE OF NOTES RECEIVABLE

On October 7, 1998, Leisure Capital Corporation (LCC), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by Amclub, Inc. (Amclub) with an aggregate outstanding principal balance of $5.3 million (the Amclub Notes). LCC acquired the Amclub Notes for a purchase price of approximately $2.9 million, which is included in notes receivable on the December 27, 1998 condensed consolidated balance sheet. The Amclub Notes are collateralized by mortgages receivable, real estate and fixed assets with an estimated aggregate fair market value in excess of the purchase price paid by LLC for the Amclub Notes. The Amclub Notes bear interest at Prime plus 4%. On December 14, 1998, LCC notified Amclub that the Amclub Notes were in default and due immediately. As the Amclub Notes are still outstanding as of February 4, 1999 the Company intends to foreclose on the underlying collateral. There can be no assurances that the foreclosure will be completed as intended.

Amclub is a corporation owned by the former shareholders of RDI. Amclub owns a timeshare resort in Charlottesville, Virginia known as Shenandoah Crossing Farm & Club, which the Company currently manages.

4. INVENTORY

The Company's inventories by geographic region, which consist of real estate acquired for sale, are summarized below (amounts in thousands).

                                           MARCH 29, 1998
                          ----------------------------------------------
GEOGRAPHIC REGION         RESORTS        LAND    COMMUNITIES     TOTAL
-----------------         -------      -------   -----------    --------
Southeast ..........      $35,846      $12,911      $2,674      $ 51,431
Southwest ..........           --       22,163          --        22,163
Aruba ..............       17,113           --          --        17,113
Midwest ............        6,316            6          --         6,322
Rocky Mountains ....           --        4,654          --         4,654
Mid-Atlantic .......           --        3,009          --         3,009
West ...............           --        2,196          --         2,196
Other ..............           --          310          --           310
                          -------      -------      ------      --------
Totals .............      $59,275      $45,249      $2,674      $107,198
                          =======      =======      ======      ========

                                          DECEMBER 27, 1998
                          ----------------------------------------------
GEOGRAPHIC REGION         RESORTS        LAND    COMMUNITIES     TOTAL
-----------------         -------      -------   -----------    --------
Southeast ..........      $56,664      $15,944      $1,566      $ 74,174
Southwest ..........           --       28,567          --        28,567
Aruba ..............       15,677           --          --        15,677
Midwest ............       10,267          498          --        10,765
Rocky Mountains ....           --        1,654          --         1,654
Mid-Atlantic .......           --        1,526          --         1,526
West ...............           --        4,559          --         4,559
Other ..............           --          660          --           660
                          -------      -------      ------      --------
Totals .............      $82,608      $53,408      $1,566      $137,582
                          =======      =======      ======      ========

On September 1, 1998, the Company acquired The Lodge Alley Inn, a privately-held, 89-room resort in Charleston, South Carolina for approximately $16.5 million in cash. The Company will market and sell the property as Timeshare Interests, and has included the property in its Resorts Division inventory as of December 27, 1998.

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

The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the $22.1 million short-term borrowing from the two investment banking firms who were the initial purchasers of the Notes, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering were used to repay other obligations of the Company and for working capital purposes. In connection with the Offering, the Company wrote-off approximately $692,000 of debt issuance costs related to the extinguished debt and recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes.

SUPPLEMENTAL GUARANTOR INFORMATION

Management has determined that separate, full financial statements for the Subsidiary Guarantors and Non-Guarantor Subsidiaries are not required and, accordingly, are not provided. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                              BLUEGREEN CORPORATION

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 27, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            COMBINED      COMBINED
                                                             BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                            CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                             ---------       -------      --------      --------       --------
ASSETS
    Cash and cash equivalents .........................      $  31,538       $ 8,217      $ 13,207      $     --       $ 52,962
    Contracts receivable, net .........................            435           510        12,314            --         13,259
    Intercompany receivable ...........................         85,028            --            --       (85,028)            --
    Notes receivable, net .............................            754         5,317        63,520            --         69,591
    Inventory, net ....................................         15,670        15,677       106,235            --        137,582
    Investment in securities ..........................             --        15,811            --            --         15,811
    Investments in subsidiaries .......................          7,980            --            --        (7,980)            --
    Other assets ......................................          8,001         3,590         9,659        (3,000)        18,250
    Property and equipment, net .......................          6,234           264        18,103            --         24,601
                                                             ---------       -------      --------      --------       --------
       Total assets ...................................      $ 155,640       $49,386      $223,038      $(96,008)      $332,056
                                                             =========       =======      ========      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable, accrued liabilities
       and other ......................................      $   4,592       $10,704      $ 11,154      $     --       $ 26,450
    Intercompany payable ..............................             --         1,462        83,566       (85,028)            --
    Lines-of-credit and notes payable .................        117,000        16,430        16,318        (3,000)       146,748
    Deferred income taxes .............................          1,311         1,387        13,711            --         16,409
    8.25% convertible subordinated debentures .........         34,371            --            --            --         34,371
                                                             ---------       -------      --------      --------       --------
       Total liabilities ..............................        157,274        29,983       124,749       (88,028)       223,978

    Minority interest .................................             --            --            --           397            397

   Total shareholders' equity .........................         (1,634)       19,403        98,289        (8,377)       107,681
                                                             ---------       -------      --------      --------       --------
      Total liabilities and shareholders' equity ......      $ 155,640       $49,386      $223,038      $(96,008)      $332,056
                                                             =========       =======      ========      ========       ========


                              BLUEGREEN CORPORATION

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED DECEMBER 28, 1997
                                                     ----------------------------------------------------------------------
                                                                     COMBINED      COMBINED
                                                     BLUEGREEN     NON-GUARANTOR  SUBSIDIARY
                                                     CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                     -----------   -------------  ----------   ------------    ------------
REVENUES
    Sales of real estate ........................      $  7,227       $    --      $ 37,263       $     --       $ 44,490
    Other resort and golf operations revenue ....            --           202         1,383             --          1,585
    Management fee revenue ......................         4,181            --            --         (4,181)            --
    Interest income .............................           238           453         2,499             --          3,190
                                                       --------       -------      --------       --------       --------
                                                         11,646           655        41,145         (4,181)        49,265
COSTS AND EXPENSES
    Cost of real estate sold ....................         4,947            --        13,756             --         18,703
    Cost of other resort and golf operations ....            --           118         1,391             --          1,509
    Management fees .............................            --            66         4,115         (4,181)            --
    Selling, general and administrative
       expense ..................................         7,602            --        14,008             --         21,610
    Interest expense ............................         1,243            98         1,385             --          2,726
    Provisions for losses .......................            --            --           568             --            568
                                                       --------       -------      --------       --------       --------
                                                         13,792           282        35,223         (4,181)        45,116
                                                       --------       -------      --------       --------       --------
    Income (loss) from operations ...............        (2,146)          373         5,922             --          4,149
    Other income (expense) ......................            19            49          (101)            --            (33)
                                                       --------       -------      --------       --------       --------
    Income (loss) before income taxes ...........        (2,127)          422         5,821             --          4,116
    Provision (benefit) for income taxes ........          (870)          207         2,304             --          1,641
                                                       --------       -------      --------       --------       --------
        Net income (loss) .......................      $ (1,257)      $   215      $  3,517       $     --       $  2,475
                                                       ========       =======      ========       ========       ========




                                                                        THREE MONTHS ENDED DECEMBER 27, 1998
                                                      -------------------------------------------------------------------
                                                                     COMBINED     COMBINED
                                                       BLUEGREEN  NON-GUARANTOR  SUBSIDIARY
                                                      CORPORATION SUBSIDIARIES   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                      ----------- -------------  -----------   ------------  ------------
REVENUES
    Sales of real estate .........................      $ 8,589      $ 3,745      $ 43,335       $     --       $55,669
    Other resort and golf operations revenue .....           --          271         2,675             --         2,946
    Management fee revenue .......................        5,375           --            --         (5,375)           --
    Interest income ..............................          394          759         2,959             --         4,112
                                                        -------      -------      --------       --------       -------
                                                         14,358        4,775        48,969         (5,375)       62,727
COSTS AND EXPENSES
    Cost of real estate sold .....................        2,870        1,138        16,771             --        20,779
    Cost of other resort and golf operations .....           --          252         3,079             --         3,331
    Management fees ..............................           --          478         4,897         (5,375)           --
    Selling, general and administrative
       expense ...................................        8,488        1,926        18,465             --        28,879
    Interest expense .............................        2,451          469            --             --         2,920
    Provisions for losses ........................           --           75           548             --           623
                                                        -------      -------      --------       --------       -------
                                                         13,809        4,338        43,760         (5,375)       56,532
                                                        -------      -------      --------       --------       -------
    Income from operations .......................          549          437         5,209             --         6,195
    Other income (expenses) ......................            8        1,068           (23)            --         1,053
                                                        -------      -------      --------       --------       -------
    Income before income taxes ...................          557        1,505         5,186             --         7,248
    Provision for income taxes ...................          223          602         2,074             --         2,899
    Minority interest in income of
      consolidated subsidiary ....................           --           --            --             76            76
                                                        -------      -------      --------       --------       -------
          Net income .............................      $   334      $   903      $  3,112       $    (76)      $ 4,273
                                                        =======      =======      ========       ========       =======


                              BLUEGREEN CORPORATION

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED DECEMBER 28, 1997
                                                      ---------------------------------------------------------------------------
                                                                        COMBINED     COMBINED
                                                       BLUEGREEN     NON-GUARANTOR  SUBSIDIARY
                                                      CORPORATION    SUBSIDIARIES   GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                      -----------    ------------   ----------      ------------     ------------
REVENUES
    Sales of real estate .........................      $ 21,391       $     --      $ 101,511       $      --       $122,902
    Other resort and golf operations revenues ....            --            202          1,383              --          1,585
    Management fee revenue .......................        10,981             --             --         (10,981)            --
    Interest income ..............................           619          1,513          5,192              --          7,324
                                                        --------       --------      ---------       ---------       --------
                                                          32,991          1,715        108,086         (10,981)       131,811
COSTS AND EXPENSES
    Cost of real estate sold .....................        10,599             --         44,678              --         55,277
    Cost of other resort and golf operations .....            --            118          1,391              --          1,509
    Management fees ..............................            --            172         10,809         (10,981)            --
    Selling, general and administrative
       expense ...................................        21,568             --         33,958              --         55,526
    Interest expense .............................         3,013            330          3,169              --          6,512
    Provisions for losses ........................            --             --          1,349              --          1,349
                                                        --------       --------      ---------       ---------       --------
                                                          35,180            620         95,354         (10,981)       120,173
                                                        --------       --------      ---------       ---------       --------
    Income (loss) from operations ................        (2,189)         1,095         12,732              --         11,638
    Other income (expense) .......................           121              8             (9)             --            120
                                                        --------       --------      ---------       ---------       --------
    Income (loss) before income taxes ............        (2,068)         1,103         12,723              --         11,758
    Provision (benefit) for income taxes .........          (846)           451          5,169              --          4,774
                                                        --------       --------      ---------       ---------       --------
        Net income (loss) ........................      $ (1,222)      $    652      $   7,554       $      --       $  6,984
                                                        ========       ========      =========       =========       ========



                                                                         NINE MONTHS ENDED DECEMBER 27, 1998
                                                      ------------------------------------------------------------------------
                                                                     COMBINED      COMBINED
                                                       BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                      CORPORATION  SUBSIDIARIES   GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                      -----------  ------------   ----------     ------------     ------------

REVENUES
    Sales of real estate .........................      $26,721      $  9,612      $ 136,397       $      --       $ 172,730
    Other resort and golf operations revenue .....           --           778          8,113              --           8,891
    Management fee revenue .......................       16,460            --             --         (16,460)             --
    Interest income ..............................        1,661         2,069          7,631              --          11,361
                                                        -------      --------      ---------       ---------       ---------
                                                         44,842        12,459        152,141         (16,460)        192,982
COSTS AND EXPENSES
    Cost of real estate sold .....................        8,448         2,696         52,043              --          63,187
    Cost of other resort and golf operations .....           --           771          7,835              --           8,606
    Management fees ..............................           --         1,246         15,214         (16,460)             --
    Selling, general and administrative
       expense ...................................       25,895         5,655         55,881              --          87,431
    Interest expense .............................        8,253         1,470            305              --          10,028
    Provisions for losses ........................           --           227          1,288              --           1,515
                                                        -------      --------      ---------       ---------       ---------
                                                         42,596        12,065        132,566         (16,460)        170,767
                                                        -------      --------      ---------       ---------       ---------
    Income from operations .......................        2,246           394         19,575              --          22,215
    Other income .................................          296         3,121             68              --           3,485
                                                        -------      --------      ---------       ---------       ---------
    Income before income taxes ...................        2,542         3,515         19,643              --          25,700
    Provision for income taxes ...................        1,017         1,406          7,857              --          10,280
    Minority interest in loss of consolidated
      subsidiary .................................           --            --             --             (53)            (53)
                                                        -------      --------      ---------       ---------       ---------
   Income before extraordinary item ..............        1,525         2,109         11,786              53          15,473
   Extraordinary loss on early
       extinguishment of debt, net ...............           --            --         (1,682)             --          (1,682)
                                                        -------      --------      ---------       ---------       ---------
          Net income .............................      $ 1,525      $  2,109      $  10,104       $      53       $  13,791
                                                        =======      ========      =========       =========       =========



                              BLUEGREEN CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED DECEMBER 28, 1997
                                                            --------------------------------------------------------
                                                                           COMBINED       COMBINED
                                                             BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                            CORPORATION   SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                            -----------   -------------   ----------    ------------

OPERATING ACTIVITIES:
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .......      $ (4,174)      $(6,970)      $ 25,242       $ 14,098
                                                              --------       -------       --------       --------
INVESTING ACTIVITIES:
   Acquisition of RDI Group, Inc. and Resort Title
       Agency, Inc., net of cash acquired ..............        (6,197)           --          3,776         (2,421)
   Purchases of property and equipment .................          (663)          (77)        (2,169)        (2,909)
   Proceeds from sales of property and equipment .......            --            --            225            225
   Cash received from investment in securities .........            --         1,524             --          1,524
                                                              --------       -------       --------       --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES .......        (6,860)        1,447          1,832         (3,581)
                                                              --------       -------       --------       --------
FINANCING ACTIVITIES:
   Proceeds from issuance of 8% convertible
      subordinated notes payable .......................         6,000            --             --          6,000
   Proceeds from borrowings under line-of-
      credit facilities and other notes payable ........        14,889         6,000         15,247         36,136
   Payments under line-of-credit facilities
      and other notes payable ..........................        (1,940)           --        (36,591)       (38,531)
   Payment of debt issuance costs ......................           (82)           (4)          (814)          (900)
   Proceeds from exercise of employee stock options ....           324            --             --            324
   Payments for treasury stock .........................           (19)           --             --            (19)
                                                              --------       -------       --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......        19,172         5,996        (22,158)         3,010
                                                              --------       -------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............         8,138           473          4,916         13,527
Cash and cash equivalents at beginning of period .......         3,353         3,442          4,802         11,597
                                                              --------       -------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............        11,491         3,915          9,718         25,124
Restricted cash and cash equivalents at end
   of period ...........................................           211         3,871          9,218         13,300
                                                              --------       -------       --------       --------
UNRESTRICTED CASH AND CASH EQUIVALENTS AT
   END OF PERIOD .......................................      $ 11,280       $    44       $    500       $ 11,824
                                                              ========       =======       ========       ========



                                                                          NINE MONTHS ENDED DECEMBER 27, 1998
                                                            ---------------------------------------------------------
                                                                              COMBINED      COMBINED
                                                             BLUEGREEN      NON-GUARANTOR  SUBSIDIARY
                                                            CORPORATION     SUBSIDIARIES   GUARANTORS    CONSOLIDATED
                                                            -----------    -------------   ----------    ------------
OPERATING ACTIVITIES:
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ....      $ (81,110)      $ 7,496       $ 70,901       $  (2,713)
                                                              ---------       -------       --------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment .................         (3,878)          (54)        (5,453)         (9,385)
   Proceeds from sales of property and equipment .......            923            --             31             954
   Cash received from investment in securities .........             --         1,063             --           1,063
                                                              ---------       -------       --------       ---------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES .......         (2,955)        1,009         (5,422)         (7,368)
                                                              ---------       -------       --------       ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of  10.50% senior secured
      notes payable ....................................        110,000            --             --         110,000
   Payments under line-of-credit facilities
     and other notes payable ...........................        (29,087)       (4,639)       (61,992)        (95,718)
   Payment of debt issuance costs ......................         (4,679)         (835)           (60)         (5,574)
   Proceeds from issuance of common stock ..............         24,298            --             --          24,298
   Proceeds from exercise of employee and
      director stock options ...........................            374            --             --             374
   Payments for treasury stock .........................         (1,402)           --             --          (1,402)
                                                              ---------       -------       --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............         99,504        (5,474)       (62,052)         31,978
                                                              ---------       -------       --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............         15,439         3,031          3,427          21,897
Cash and cash equivalents at beginning of period .......         16,100         5,186          9,779          31,065
                                                              ---------       -------       --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............         31,539         8,217         13,206          52,962
Restricted cash and cash equivalents at end
  of period ............................................          2,899         7,994          7,107          18,000
                                                              ---------       -------       --------       ---------
UNRESTRICTED CASH AND CASH EQUIVALENTS AT
   END OF PERIOD .......................................      $  28,640       $   223       $  6,099       $  34,962
                                                              =========       =======       ========       =========



6. CONVERTIBLE SUBORDINATED DEBENTURES

During the nine months ended December 27, 1998, holders of $368,000 in aggregate principal amount of the Company's 8.25% convertible subordinated debentures elected to convert said debentures into an aggregate 44,658 shares of the Company's Common Stock.

7. LINE-OF-CREDIT

On September 23, 1998, the Company entered into a $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly, with all principal amounts due on July 31, 1999. Through December 27, 1998, the Company has not borrowed any amounts under the line.

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

Pursuant to the Stock Agreement, subject to certain conditions thereto, the Company has the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the Commitment Period), to purchase from the Company up to an additional 2,941,176 shares of Common Stock (the Remaining Shares) at a purchase price per share equal to $8.50. If, on or prior to the expiration of the Commitment Period, the Company has not offered to sell to the Funds all of the Remaining Shares and the Company has achieved certain earnings levels for the 12-month period ended June 27, 1999, or if a Change of Control of the Company occurs (as defined in the Stock Agreement) during the Commitment Period, the Funds will have the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price per share equal to $8.50. Therefore, as the Company has not as yet achieved the necessary earnings levels for the Funds to exercise their right to purchase the remaining $2.9 million shares, these shares have not been included in the Company's weighted average shares outstanding for the purpose of computing diluted earnings per share for the three- and nine-month periods ended December 27, 1998.

In accordance with the rules of the New York Stock Exchange, the Stock Agreement required that the stockholders of the Company approve any issuance of shares of Common Stock to the Funds which would result in the issuance of a number of shares of Common Stock greater than 20% of the outstanding Common Stock on August 14, 1998. The Company's shareholders approved the issuance of the remaining unissued shares under the Stock Agreement at a special shareholders' meeting held on November 20, 1998.

Subject to certain exceptions, the Funds have agreed not to offer, sell, transfer, assign, pledge or hypothecate any shares of Common Stock issued to them, prior to the earlier of (i) August 14, 2000 or (ii) nine months following the date on which the Funds have purchased all the shares of Common Stock to be purchased by them under the Stock Agreement, but in no event earlier than February 14, 2000.

9. TREASURY STOCK

On October 1, 1998, the Board of Directors of the Company authorized a program to repurchase up to 1 million shares of Bluegreen common stock in open market transactions. During the three-months ended December 27, 1998, the Company repurchased approximately 244,000 common shares at fair market value to be held in treasury. At December 27, 1998, the Company held approximately 694,000 common shares in treasury.

10. CONTINGENCIES

In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the above are incidental to its business.

In addition to its other ordinary course litigation, the Company has recently become a defendant in two proceedings. First, an action was filed against the Company on December 15, 1998. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The complaint seeks damages in excess of $18 million and certain other remedies, including punitive damages.

Second, an action (the Action) was filed on July 10, 1998 against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the Property). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the Interests) held by the plaintiffs in the Action (the Plaintiffs). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the Act) and is making the following statements pursuant to the Act in order to do so. Certain statements under this
Item 2 and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Such forward-looking statements are risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

i) The inability of the Company to find sources of capital on favorable terms for the pledge and/or sale of land and timeshare notes receivable.

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

On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V. (BPNV), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club, a fully developed timeshare resort in Oranjestad, Aruba in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly payments of approximately $278,000. In addition to its 50% ownership interest, the Company will receive a quarterly management fee from BPNV equal to 7% of BPNV's net sales in exchange for the Company's involvement in the day-to-day operations of BPNV. The Company also has majority control of BPNV's board of directors and has a controlling financial interest in BPNV. Therefore, the accounts of BPNV are included in the Company's consolidated financial statements from December 15, 1997.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the nine months ended December 28, 1997 or December 27, 1998. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rate the Company charges on its new receivables.

During the periods covered by this discussion, the Company's real estate operations were managed under three divisions and much of this discussion is organized by such divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land Division acquires large tracts of real estate which are subdivided, improved and sold, typically on a retail basis. The Company's Communities Division, markets factory-built manufactured homes and lot packages and undeveloped lots. In the first quarter of fiscal 1997 (June 1996), the Company decided to focus on the expansion of the Resorts Division and the Residential Land Division in certain locations. Consistent with this strategy, the Company does not intend to acquire any additional communities-related inventories and present Communities Division inventories are being liquidated through a combination of bulk sales and retail sales. As of and for the nine-month period ended December 27, 1998, the Communities Division represented less than 2% of consolidated inventory and sales of real estate. Therefore, no separate discussion with respect to the Communities Division is contained herein relative to the three- and nine-month periods ended December 27, 1998 due to immateriality.

Inventory is carried at the lower of cost, including costs of improvements and amenities, incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's income historically has been comprised of gains on sales of loans. In connection with sales under a $100 million timeshare receivables purchase facility with a financial institution (the Purchase Agreement) (more fully described in Note 2 to the December 27, 1998 Condensed Consolidated Financial Statements appearing elsewhere herein), the Company recognized $1.1 million and $3.1 million of such gains during the three- and nine-month periods ended December 27, 1998. As $54.1 million of additional timeshare receivables can be sold under the Purchase Agreement, subject to customary conditions and eligible notes, the Company anticipates that gains on sales of loans will comprise a portion of its income in future periods, although there can be no assurances given. The amount of gains recorded is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, interest would be less than expected and earnings would be charged in the current period. If actual defaults and/or losses with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the current period.

RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

                                             RESORTS         RESIDENTIAL LAND        COMMUNITIES               TOTAL
                                        ------------------   ------------------   -------------------    ------------------
THREE MONTHS ENDED DECEMBER 28, 1997

Sales of real estate                    $16,311      100.0%  $27,028      100.0%  $ 1,151       100.0%   $44,490      100.0%
Cost of real estate sold                  4,229       25.9%   13,328       49.3%    1,146        99.6%    18,703       42.0%
                                        -------    -------   -------    -------   -------     -------    -------    -------
Gross profit                             12,082       74.1%   13,700       50.7%        5         0.4%    25,787       58.0%
Field selling, general and
   administrative expense (1)            11,078       67.9%    7,453       27.6%       47         4.1%    18,578       41.8%
                                        -------    -------   -------    -------   -------     -------    -------    -------
Field operating profit (loss) (2)       $ 1,004        6.2%  $ 6,247       23.1%  $   (42)       (3.7)%  $ 7,209       16.2%
                                        =======    =======   =======    =======   =======     =======    =======    =======

THREE MONTHS ENDED DECEMBER 27, 1998

Sales of real estate                    $25,024      100.0%  $29,196      100.0%  $ 1,449       100.0%   $55,669      100.0%
Cost of real estate sold                  6,243       24.9%   13,219       45.3%    1,317        90.9%    20,779       37.3%
                                        -------    -------   -------    -------   -------     -------    -------    -------
Gross profit                             18,781       75.1%   15,977       54.7%      132         9.1%    34,890       62.7%
Field selling, general and
   administrative expense (1)            17,509       70.0%    8,005       27.4%      190        13.1%    25,704       46.2%
                                        -------    -------   -------    -------   -------     -------    -------    -------
Field operating profit (loss) (2)       $ 1,272        5.1%  $ 7,972       27.3%  $   (58)       (4.0)%  $ 9,186       16.5%
                                        =======    =======   =======    =======   =======     =======    =======    =======


(DOLLARS IN THOUSANDS)

                                           RESORTS           RESIDENTIAL LAND        COMMUNITIES               TOTAL
                                       ------------------   ------------------   -------------------    -------------------
NINE MONTHS ENDED DECEMBER 28, 1997

Sales of real estate                   $39,880      100.0%  $78,830      100.0%  $ 4,192       100.0%   $122,902      100.0%
Cost of real estate sold                10,301       25.8%   40,752       51.7%    4,224       100.8%     55,277       45.0%
                                       -------     ------   -------     ------   -------      ------    --------    -------
Gross profit                            29,579       74.2%   38,078       48.3%      (32)       (0.8)%    67,625       55.0%
Field selling, general and
   administrative expense (1)           25,706       64.5%   21,401       27.1%      177         4.2%     47,284       38.5%
                                       -------     ------   -------     ------   -------      ------    --------    -------
Field operating profit (loss) (2)      $ 3,873        9.7%  $16,677       21.2%  $  (209)       (5.0)%  $ 20,341       16.5%
                                       =======    =======   =======     ======   =======      ======    ========    =======

NINE MONTHS ENDED DECEMBER 27, 1998

Sales of real estate                   $74,885      100.0%  $94,523      100.0%  $ 3,322       100.0%   $172,730      100.0%
Cost of real estate sold                18,433       24.6%   41,888       44.3%    2,866        86.3%     63,187       36.6%
                                       -------     ------   -------     ------   -------      ------    --------    -------
Gross profit                            56,452       75.4%   52,635       55.7%      456        13.7%    109,543       63.4%
Field selling, general and
   administrative expense (1)           50,212       67.1%   25,855       27.4%      541        16.3%     76,608       44.4%
                                       -------     ------   -------     ------   -------      ------    --------    -------
Field operating profit (loss) (2)      $ 6,240        8.3%  $26,780       28.3%  $   (85)       (2.6)%  $ 32,935       19.0%
                                       =======    =======   =======     ======   =======      ======    ========    =======



(1) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $3.0 MILLION AND $3.2 MILLION FOR THE THREE MONTHS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998, RESPECTIVELY, AND $8.2 MILLION AND $10.8 MILLION FOR THE NINE MONTHS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998, RESPECTIVELY.

(2) THE TABLES PRESENTED ABOVE OUTLINE SELECTED FINANCIAL DATA. INTEREST INCOME, INTEREST EXPENSE, PROVISIONS FOR LOSSES, OTHER INCOME AND INCOME TAXES HAVE BEEN EXCLUDED.

SALES. Consolidated sales of real estate increased 25.1% from $44.5 million for the three-month period ended December 28, 1997 (the 1998 Quarter) to $55.7 million for the three-month period ended December 27, 1998 (the 1999 Quarter). Consolidated sales of real estate increased 40.5% from $122.9 million for the nine-month period ended December 28, 1997 (the 1998 Period) to $172.7 million for the nine-month period ended December 27, 1998 (the 1999 Period).

As of December 27, 1998, approximately $11.6 million in sales or $5.7 million in estimated income was deferred, primarily due to percentage of completion accounting. At March 29, 1998, approximately $16.9 million of sales or $8.4 million in estimated income was deferred. These amounts are included on the condensed consolidated balance sheets under the caption deferred income.

RESORTS DIVISION

 During the 1998 and 1999 Quarters, sales of Timeshare Interests contributed $16.3 million or 36.7% and $25.0 million or 45.0%, respectively, of the Company's total consolidated revenues from the sale of real estate. During the 1998 and 1999 Periods, sales of Timeshare Interests contributed $39.9 million or 32.4% and $74.9 million or 43.4%, respectively, of the Company's total consolidated revenues from the sale of real estate.

 The following tables set forth information for sales of Timeshare Interests associated with the Company's Resorts Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting.


                                                        THREE MONTHS ENDED,        NINE MONTHS ENDED,
                                                   --------------------------  -------------------------
                                                   DECEMBER 28,  DECEMBER 27,  DECEMBER 28,  DECEMBER 27,
                                                       1997         1998         1997         1998
                                                   ------------  ------------  -----------   -----------
Number of Timeshare Interests sold                     2,068        2,969        4,903        9,074
Average sales price per Timeshare Interest            $8,300       $8,619       $8,695       $8,675
Gross margin                                            74.1%        75.1%        74.2%        75.4%




 The increase in Timeshare Interest sales during the 1999 Quarter was partially due to BPNV, which commenced operations on December 15, 1997, and generated approximately $3.7 million in Timeshare Interest sales (527 Timeshare Interests sold) during the 1999 Quarter, with no comparable sales during the 1998 Quarter. The increase in the number of Timeshare Interests sold during the 1999 Quarter was also partially due to increased numbers of Timeshare Interests sold at the Company's other resorts during the 1999 Quarter, as follows:

                                                     # OF TIMESHARE INTERESTS SOLD
                                                  ----------------------------------
             RESORT OR ACQUISITION                1998 QUARTER           1999 QUARTER            INCREASE
             ---------------------                ------------           ------------            --------
    Laurel Crest (Pigeon Forge, TN)                   351                     420                    69
    Shore Crest (Myrtle Beach, SC)                    295                     358                    63
    Harbour Lights (Myrtle Beach, SC)                 203                     257                    54
    RDI Group Inc.                                    543                     644                   101



This increase in Timeshare Interest sales at existing resorts is primarily due to the maturation of projects and the increased effectiveness of marketing programs. In addition, the Company recently opened off-site sales offices (i.e., located separate from a resort location) in Cleveland, Ohio, and Jeffersonville, Indiana, (serving the Louisville, Kentucky market). The Company also has an existing off-site sales office in Indianapolis, Indiana. With the commencement of development of the Company's Orlando Sunshine Resort in December, 1998, the Company's Orlando, Florida sales office became an "on-site" operation. The new off-site sales offices contributed an aggregate 116 Timeshare Interests sold during the 1999 Quarter. The Company anticipates opening additional off-site sales offices in selected major cities around the country to market and sell its Timeshare Interests and points-based Vacation Club program. There can be no assurances that the Company's off-site sales office program will continue to be developed as planned or that the program will be successful.

 The increase in Timeshare Interest sales during the 1999 Period was partially due to the acquisition RDI, effective September 30, 1997, which contributed approximately $16.3 million and $4.2 million in Timeshare Interest sales (1,991 and 543 Timeshare Interests sold) during the 1999 Period and 1998 Period, respectively. Also, BPNV generated approximately $9.6 million in Timeshare Interest sales (1,354 Timeshare Interests sold) during the 1999 Period with no corresponding sales during the 1998 Period. The Company's new off-site sales offices sold an aggregate of 177 Timehsare Interests during the 1999 Period. The increase in the number of Timeshare Interests sold during the 1999 Period was also partially due to increased numbers of Timeshare Interests sold at the Company's other resorts during the 1999 Period, primarily due to factors discussed above, as follows:

                                                    # OF TIMESHARE INTERESTS SOLD
                                                  -----------------------------------
    RESORT                                        1998 PERIOD             1999 PERIOD            INCREASE
    ------                                        -----------             -----------            --------
    Laurel Crest (Pigeon Forge, TN)                   966                  1,348                    382
    Harbour Lights (Myrtle Beach, SC)                 569                    902                    333
    Falls Village (Branson, MO)                       556                    757                    201
    MountainLoft (Gatlinburg, TN)                   1,109                  1,238                    129
    Shore Crest (Myrtle Beach, SC)                  1,160                  1,307                    147


The increase in average sales price per Timeshare Interest during the 1999 Quarter was due primarily to increases in average selling prices between the 1998 Quarter and 1999 Quarter at the Company's Falls Village and Laurel Crest resorts. The average sales price at Falls Village increased from $8,241 to $9,678 during the 1998 Quarter and 1999 Quarter, respectively. The average sales price at Laurel Crest increased from $8,453 to $9,590 during the 1998 Quarter and 1999 Quarter, respectively. This increase in average sales price also contributed to the increase in the gross profit margin for the Resorts division from 74.1% to 75.1% during the 1998 Quarter and 1999 Quarter, respectively.

The decrease in average sales price per Timeshare Interest during the 1999 Period was due primarily to the sales of Timeshare Interests in Aruba, which averaged sales prices per Timeshare Interest of $7,099 during the 1999 Period. The Company's average sales price per Timeshare Interest, excluding Aruba, was $8,873 during the 1999 Period.

Field operating profit (FOP) decreased from 6.2% to 5.1% during the 1998 Quarter and 1999 Quarter, respectively, and from 9.7% to 8.3% during the 1998 Period and 1999 Period, respectively. The decrease in FOP during the 1999 Period was primarily due to the deferral of revenues of $4.3 million and FOP of $1.5 million under percentage-of-completion accounting. Other factors include the deferral of approximately $991,000 of revenues with no corresponding deferral of commission expense under a sales and marketing agreement whereby BPNV sells Timeshare Interests on behalf of a third-party in Aruba. In addition, start-up operations at the Company's off-site sales offices in Cleveland, Ohio, Orlando, Florida and Jeffersonville, Indiana generated a total field operating loss of $1.7 million during the 1999 Period. The Resorts Division's FOP during the 1999 Quarter and 1999 Period excluding the impact of percentage-of-completion accounting, the deferred revenue in Aruba and the start-up operations at the new off-site sales offices would have increased to 10.2% and 13.3%, respectively, from 7.0% and 10.9% for the 1998 Quarter and 1998 Period, respectively.

During both the 1998 Quarter and 1998 Period, other resort and golf operations revenue and related costs were approximately $1.6 million and $1.5 million, respectively. During the 1999 Quarter, other resort and golf operations revenue and related costs were approximately $2.9 million and $3.3 million, respectively. During the 1999 Period, other resort and golf operations revenue and related costs were approximately $8.9 million and $8.6 million, respectively. Other resort services include the resort property management services, resort title services and certain retail amenity and lodging operations acquired in connection with the RDI. Golf revenues and costs include the results of operating Bluegreen's daily fee golf courses.

RESIDENTIAL LAND DIVISION

During the 1998 and 1999 Quarters, residential land sales contributed $27.0 million or 60.8% and $29.2 million or 52.4%, respectively, of the Company's total consolidated revenues from the sale of real estate. During the 1998 and 1999 Periods, residential land sales contributed $78.8 million or 64.1% and $94.5 million or 54.7%, respectively, of the Company's total consolidated revenues from the sale of real estate.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land Division for the periods indicated, BEFORE giving effect to the percentage of completion method of accounting:

                                         THREE MONTHS ENDED,           NINE MONTHS ENDED,
                                        -------------------------- --------------------------
                                        DECEMBER 28,  DECEMBER 27,  DECEMBER 28,  DECEMBER 27,
                                           1997          1998         1997           1998
                                        ------------  ------------  ------------  -----------
Number of parcels sold                       474           548         1,740         1,727
Average sales price per parcel           $51,397       $43,344       $47,449       $46,686
Gross margin                                50.7%         54.7%         48.3%         55.7%



The aggregate number of parcels sold increased from the 1998 Quarter to the 1999 Quarter primarily due to the following:

o The Company began selling residential land lots in a new project known as The Lookout at Brushy Creek commencing in October 1998. Located approximately 20 minutes north of Austin, Texas, this over-500 acre property features scenic hillsides, seven ponds and a 15-acre lake. The Company sold 38 lots in this project during the 1999 Quarter.

o In April 1998, the Company opened a new property in the Texas Hill Country known as Falcon Wood. Falcon Wood is located 30 minutes from Austin, Texas, 45 minutes from San Antonio, Texas, and is near the Blanco River and Cypress Creek. The Company sold 16 Falcon Wood parcels during the 1999 Quarter.

o The Pinnacle, the Company's new project located 20 minutes from San Antonio, Texas, began selling residential parcels in October 1998. The project is also near the Guadaloupe River and Canyon Lake. During the 1999 Quarter, the Company sold 15 lots in the Pinnacle project.

The average sales price per parcel decreased during both the 1999 Quarter and 1999 Period as compared to the 1998 Quarter and 1998 Period. The Company began selling lots with an average selling price of approximately $74,000 during the 1999 Quarter at its new property in Arizona (Mogollon Ranch), commencing in October 1998. This project opened as the Company's successful Crossroads Ranch project in Arizona was winding down sales operations. Crossroads Ranch averaged sales prices per lot of $181,000 during the 1998 Quarter. As Mogollon Ranch generated 24 lot sales during the 1999 Quarter and Crossroads Ranch generated 25 lot sales during the 1998 Quarter, the Company's overall average sales price per parcel decreased.

In addition to the factors discussed above, overall sales for the Residential Land Division increased due to the Company's ability to recognize $5.1 million and $10.9 million of revenue during the 1999 Quarter and 1999 Period, respectively, that was previously deferred under percentage-of-completion accounting. The recognition of this revenue was due to certain major projects in Texas and Tennessee reaching substantial completion.

The average gross margin increased during both the 1999 Quarter and 1999 Period from the respective prior periods primarily due to increased gross margins generated by the Company's Winding River Plantation property in Southport, North Carolina.

The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

INTEREST INCOME

Interest income increased 28.9% from $3.2 million for the 1998 Quarter to $4.1 million for the 1999 Quarter. Interest income increased 55.1% from $7.3 million for the 1998 Period to $11.4 million for the 1999 Period. The Company's interest income is earned from its receivable portfolio, securities retained pursuant to REMIC financings and timeshare note receivable sales and cash and cash equivalents. The increase in interest income is primarily due to an increase in the average note receivable balance during the 1999 Quarter and Period as compared to the 1998 Quarter and Period. This increase in the average note receivable balance is due primarily to the increase in the sales of Timeshare Interests as the Company provides financing on approximately 89% of its Timeshare Interest sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (S,G&A EXPENSE)

The Company's S,G&A Expense consists primarily of marketing costs, advertising expenses, sales commissions and corporate overhead. S,G&A Expense totaled $21.6 million and $28.9 million for the 1998 Quarter and the 1999 Quarter, respectively. S,G&A Expense totaled $55.5 million and $87.4 million for the 1998 Period and the 1999 Period, respectively. A significant portion of S,G&A Expense is variable relative to sales and profitability levels and, therefore, increases with growth in sales of real estate. As a percentage of sales of real estate, S,G&A Expense (including corporate administrative expense) increased from 48.6% in the 1998 Quarter to 52% in the 1999 Quarter and from 45.2% to 51% in the 1998 Period and 1999 Period, respectively. This percentage increase is due primarily to the increase in Resorts Division sales as a percentage of consolidated sales of real estate, as selling and marketing expenses are greater for the timeshare industry as compared to the residential land business. However, as Land Division gross profits increased at a faster rate than the related S,G&A Expense, the Company's operating margin increased from 9% in both the 1998 Quarter and Period to 11% in the 1999 Quarter and 13% in the 1999 Period.

INTEREST EXPENSE

Interest expense totaled $2.7 million and $2.9 million for the 1998 Quarter and 1999 Quarter, respectively. Interest expense totaled $6.5 million and $10.0 million for the 1998 Period and 1999 Period, respectively. The 7.1% and 54.0% increases in interest expense for the 1999 Quarter and 1998 Period, respectively, were primarily due to an increase in the average outstanding debt balance from $122.9 million to $171.4 million during the 1998 Period and 1999 Period, respectively. The increase in the average debt balance is primarily due to approximately $15.5 million of debt incurred or assumed by BPNV, the $21.7 million net increase in debt in connection with the issuance of the Company's $110 million senior secured notes payable, increased borrowings associated with the Company's receivable-backed notes payable and debt incurred to fund the acquisition and development of the Company's resort and residential land projects since December 28, 1997.

PROVISIONS FOR LOSSES

The Company recorded provisions for loan losses and for real estate taxes and other costs associated with delinquent customers of $568,000 and $623,000 during the 1998 Quarter and 1999 Quarter, respectively, and $1.3 million and $1.5 million during the 1998 Period and 1999 Period, respectively. The increase in the provision is attributable to the overall increase in the notes receivable balance since December 28, 1997 caused by increased sales of Timeshare Interests by the Resorts Division, offset by a decrease in Resorts Division loans due to the sale of $45.9 million of timeshare notes receivable during the 1999 Period.

The allowance for loan losses by division as of March 29, 1998 and December 27, 1998 is (amounts in thousands):


                                        CONSUMER MORTGAGES
                                 --------------------------------
                                                     RESIDENTIAL
MARCH 29, 1998                   RESORTS DIVISION   LAND DIVISION     OTHER        TOTAL
--------------                   ----------------   -------------     ------      --------
Notes Receivable                      $ 67,430        $ 14,459        $1,508      $ 83,397
Less:  Allowance for Loan Losses        (1,635)           (469)           --        (2,104)
                                      --------        --------        ------      --------
Notes Receivable, net                 $ 65,795        $ 13,990        $1,508      $ 81,293
                                      ========        ========        ======      ========
Allowance as a % of gross notes
  receivable                               2.4%            3.2%            -%          2.5%
                                      ========        ========        ======      ========

DECEMBER 27, 1998
-----------------

Notes Receivable                      $ 54,950        $ 11,767        $5,154      $ 71,871
Less: Allowance for Loan Losses         (1,920)           (360)           --        (2,280)
                                      --------        --------        ------      --------
Notes Receivable, net                 $ 53,030        $ 11,407        $5,154      $ 69,591
                                      ========        ========        ======      ========
Allowance as a % of gross notes
  receivable                               3.5%            3.1%            -%          3.2%
                                      ========        ========        ======      ========



Other notes receivable primarily include the AmClub notes (more fully described in Note 3 to the December 27, 1998 Condensed Consolidated Financial Statements appearing elsewhere herein) and secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Communities Divisions. The Company monitors the collectibility of these notes and has deemed them to be collectible based on various factors, including the value of the underlying collateral.

OTHER INCOME

Other income increased from $120,000 to $3.5 million during the 1998 Period and 1999 Period, respectively. The increase is primarily due to the $3.1 million gain on sale of the timeshare notes receivable previously discussed and approximately $268,000 of gains on sales of property and equipment, both recorded during the 1999 Period.

EXTRAORDINARY ITEM

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Period. See further discussion under "Liquidity and Capital Resources - Note Offering".

SUMMARY

Based on the factors discussed above, the Company's net income increased from $2.5 million to $4.3 million in the 1998 Quarter and 1999 Quarter, respectively, and from $7.0 million to $13.8 million in the 1998 Period and 1999 Period, respectively.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents increased $13.5 million and $21.9 million during the 1998 Period and 1999 Period, respectively.

Net cash provided by the Company's operations was $14.1 million for the 1998 Period. Net cash used by operations was $2.7 million during the 1999 Period. The decrease in cash flow from operations during the 1999 Period was primarily due to the acquisition of Timeshare Interest inventory in Charleston, South Carolina for approximately $16.5 million in cash.

Net cash used by investing activities was $3.6 million and $7.4 million for the 1998 Period and 1999 Period, respectively. The increase in cash used by investing activities during the 1999 Period was primarily due to an additional $6.5 million in purchases of property and equipment, primarily $2.2 million for furniture and leasehold improvements at the Company's new corporate headquarters and an additional $3.2 million in fixed asset spending related to the Company's daily fee golf courses. This was partially offset by the fact that the Company used $2.4 million of cash during the 1998 Period in connection with the acquisition of RDI Group, Inc.

Net cash provided by financing activities was $3.0 million and $32.0 million for the 1998 Period and 1999 Period, respectively. The increase in net cash provided by financing activities during the 1999 Period was due to the proceeds from the issuance of the Company's $110.0 million senior secured notes and the issuance of 2.9 million shares of the Company's Common Stock to affiliates of Morgan Stanley Dean Witter and Company, Inc. for net cash proceeds of approximately $24.3 million. These increases were partially offset by the payment of approximately $5.6 million of debt issuance costs during the 1999 Period, the early extinguishment of approximately $91.8 million of lines-of-credit and other notes payable (including prepayment penalties and accrued interest), approximately $4.0 million of payments on lines-of-credit in the normal course of business and $1.4 million of treasury stock acquired during the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales of real estate, (ii) down payments on real estate and timeshare sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively Receivables) and (iv) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

NOTE OFFERING

On April 1, 1998, the Company consummated a private placement offering (the Offering) of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the Notes). The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the $22.1 million short-term borrowing from the two investment banking firms who were the initial purchasers of the Notes, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering were used to repay other obligations of the Company and for working capital purposes.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND TIMESHARE INVENTORIES

The Company has maintained various credit facilities with financial institutions that provided for receivable financing for its timeshare projects. In connection with the Offering, the Company retired all outstanding indebtedness related to timeshare receivable and inventory financings, except for debt associated with receivables previously sold to financial institutions with recourse by RDI and debt related to Aruba, which were approximately $6.3 million and $13.4 million, respectively at December 27, 1998. The Company terminated the existing credit facilities for timeshare receivable and inventory financings concurrent with the closing of the Offering.

The Company has obtained a two-year, $35 million timeshare receivables warehouse loan facility with a financial institution. Loans under the warehouse facility will bear interest at LIBOR plus 2.75%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising primarily from the sale of completed Timeshare Interests. The warehouse facility includes affirmative, negative and financial covenants, and events of default. As of December 27, 1998, the Company has not incurred any debt under the warehouse facility.

On June 26, 1998, the Company executed a timeshare receivables purchase facility with the same financial institution. Under the purchase facility (the Purchase Facility), a special purpose finance subsidiary of the Company will sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in a securitization transaction. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to approximately 97%

(subject to adjustment in certain circumstances) of the principal balance of the receivables sold will be paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. Should the Company fail to sell to such financial institution during the term of the Purchase Facility notes receivable with cumulative present value of at least $100 million, the return to the purchaser will increase by .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. The Company's special purpose finance subsidiary will be required to maintain a specified overcollaterlization level and a cash reserve account. Receivables will be sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and guaranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified trigger events. The Company will act as servicer under the Purchase Facility for a fee, and will be required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a transaction of this type. The Purchase Facility has a term of two years.

During the 1999 Period, the Company sold approximately $45.9 million in aggregate principal amount of timeshare receivables for a purchase price equal to 97% of the principal balance and recognized a $3.1 million gain. As a result of the sales, the Company recorded a $4.4 million available-for-sale investment in the residual cash flow of the receivable pools (i.e. the deferred payment).

In addition, the same financial institution referred to in the preceding paragraphs has provided the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period and has a term of seven years. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3.0%. With respect to any inventory financed under the facility, the Company will be required to have provided equity of at least 15% of the approved project costs. In connection with the facility, the Company will also be required to pay certain fees and expenses to the financial institution. As of December 27, 1998, the Company has not incurred any debt under the acquisition and development facility.

CREDIT FACILITIES FOR RESIDENTIAL LAND RECEIVABLES AND RESIDENTIAL LAND INVENTORIES

The Company has an existing $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land Division Receivables. The Company uses the facility as a warehouse until it accumulates a sufficient quantity of residential land receivables to sell under a private placement REMIC transaction not registered under the Securities Act. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At December 27, 1998, the outstanding principal balances under the receivables and development portions of this facility were $6.4 million and $1.1 million, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

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

The Company has obtained from a financial institution a $35 million revolving credit facility. The Company expects to use this facility to finance the acquisition and development of residential land projects and to finance land receivables. The facility when drawn upon will be secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is expected to be approximately prime plus 1.5%. As of December 27, 1998, the Company has not incurred any debt under the revolving credit facility.

OTHER CREDIT FACILITIES

On September 23, 1998, the Company entered into a $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly, with all principal amounts due on July 31, 1999. Through December 27, 1998, the Company has not borrowed any amounts under the line.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and timeshare property inventory as of December 27, 1998 is approximately $197.2 million, expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

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

The Company believes that the net proceeds from the Offering, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under existing purchase facilities will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. Based on outstanding borrowings at December 27, 1998, and the credit facilities described above, the Company has approximately $112.4 million of available credit at its disposal, subject to customary conditions and eligible collateral. This amount does not include the remaining $54.1 million of capacity on its timeshare receivables purchase facility. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as management deems prudent. There can be no assurance that the proposed credit facilities will be consummated on the terms described herein, if at all, or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. The Company's credit facilities include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, covenants concerning net worth, fixed charge coverage requirements, debt to equity ratios and events of default. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

The Company is developing and will continue to develop contingency plans for dealing with any adverse effects that become likely in the event that the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues.

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

         Certain other litigation involving the Company is described in the Company's Form 10-Q for the period ended September 27, 1998. Subsequent to the filing of such Form 10-Q, no material developments have occurred with respect to such litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Stockholders held on November 20, 1998, the stockholders voted on a proposal to approve a series of related transactions resulting in the issuance and sale of up to an aggregate of 5,882,354 shares of the Company's common stock at a price per share equal to $8.50 to Morgan Stanley Real Estate Fund III, L.P., Morgan Stanley Real Estate Investors III, L.P., MSP Real Estate L.P. and MSREF III Special Fund L.P. (collectively, the Purchasers) pursuant to a securities Purchase agreement dated as of August 14, 1998 by and among the Company and the Purchasers, as more fully described in the proxy materials dated October 21, 1998.

         The results of voting were as follows:

                                                        Shares Voted
                            ---------------------------------------------------------------------
                                FOR               AGAINST            ABSTAIN             TOTAL
                            ----------        ------------          ---------         -----------
                            16,103,219            109,782            991,255          17,204,256



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

10.133 Loan and Security Agreement dated October 20, 1998, by the Registrant and Bluegreen Resorts, Inc. as Borrowers and Heller Financial, Inc. as Lender.

10.134 Master Bluegreen Resort Loan Facility dated October 20, 1998, by and between the Registrant and Heller Financial, Inc.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BLUEGREEN CORPORATION
                                   (Registrant)




Date:  February 4, 1999            By:  /s/ GEORGE F. DONOVAN
                                        -----------------------------------
                                        George F. Donovan
                                        President and
                                        Chief Executive Officer

Date:  February 4, 1999            By:  /s/ JOHN F. CHISTE
                                        -----------------------------------
                                        John F. Chiste
                                        Senior Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

Date:  February 4, 1999            By:  /s/ ANTHONY M. PULEO
                                        -----------------------------------
                                        Anthony M. Puleo
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)