Form 10-K
period 1999-03-28
BLUEGREEN CORP
filed 1999-06-28
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 28, 1999

                                       OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [__]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $86,732,697 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 18, 1999 ($5.56 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding Common Stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

     Indicate the number of shares outstanding and approximate number of holders of each of the registrant's classes of Common Stock, as of the latest practicable date: 23,278,677 shares of Common Stock, $.01 par value outstanding and approximately 7,900 record holders as of June 18, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Company's 1999 Annual Report to Shareholders (the "1999 Annual Report") are incorporated by reference into Part II and IV hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on July 28, 1999 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                                             PAGE
                                                                                             ----
Item 1.   BUSINESS..........................................................................   1

Item 2.   PROPERTIES........................................................................  17

Item 3.   LEGAL PROCEEDINGS.................................................................  18

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  18

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.........................................................................  20

Item 6.   SELECTED FINANCIAL DATA...........................................................  20

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION.........................................................  20

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................  21

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................  21

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................................  21

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................  21

Item 11.  EXECUTIVE COMPENSATION............................................................  21


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................  21

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................  21

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................  21

Signatures..................................................................................  23

Exhibit Index...............................................................................  24

                                     PART I

Item 1. BUSINESS.

Summary

     Bluegreen Corporation, (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. The Company's resorts business (the "Resorts Division") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. Timeshare interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity ("Timeshare Interests"), as well as access to over 1,800 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and the Caribbean. The Company also markets and sells Timeshare Interests at three off-site sales locations. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The Residential Land and Golf Division's strategy is to locate its projects near major metropolitan centers outside the perimeter of intense subdivision development or in popular retirement areas. The Company has focused the Residential Land and Golf Division's activities in certain core markets in which the Company has developed substantial marketing expertise and has a strong track record of success. Prior to acquiring Residential Land and Golf Division properties, the Company typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company pre-sells a significant portion of its planned residential lots on such property prior to extensive capital investment as a result of the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a lesser extent, land sold by the Residential Land and Golf Division.

     For the purposes of this discussion, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or residential lots, as the case may be, at current retail prices.

     The Resorts Division. The Company's Resorts Division was founded in 1994 to capitalize on the growth of the timeshare industry. According to the American Resort Development Association, ("ARDA"), a non-profit industry organization, and other industry sources, timeshare industry sales and the number of Timeshare Interest owners grew at compound annual rates of approximately 16% and 22%, respectively, from 1980 to 1997. No assurances can be given that these industry growth rates will continue. The Company currently markets and sells Timeshare Interests in ten resorts located in the Smoky Mountains of Tennessee; Myrtle Beach and Charleston, South Carolina; Orlando, Florida; Branson, Missouri; Gordonsville, Virginia; Wisconsin Dells, Wisconsin and Aruba. As of March 28, 1999, the Company had 45,002 completed Timeshare Interests at its resorts, 16,845 Timeshare Interests under construction or development and plans to develop approximately 59,000 additional Timeshare Interests at existing resorts. Life-to-date, the Company has sold approximately 23,841 Timeshare Interests at its resorts. Based on the foregoing, the Resorts Division's estimated remaining life-of-project sales were approximately $888 million, based on retail prices at March 28, 1999. The Company also manages 34 timeshare resorts (including nine of its own resorts) with an aggregate of approximately 94,000 members, which the Company believes makes it the second largest manager of timeshare resorts in North America (based on the number of resorts managed).

     The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacations, kiosks in retail locations, telemarketing, marketing to current owners of Timeshare Interests and referrals. The majority of the Company's Timeshare Interests are sold through on-site sales presentations. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

     According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Interval International ("II") or Resort Condominium International, Inc. ("RCI"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at over 1,800 participating II resorts or over 3,300 participating RCI resorts worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company has also implemented a points-based vacation club system which permits its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Company-owned and certain participating managed resorts. At March 28, 1999, the Company's approximately 14,000 vacation club members could choose to use their points at 25 resorts in the Bluegreen system. During fiscal 1999, the Company also introduced the Vacation Club Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and service offered to the Company's regular vacation club members for a one-year trial period. The Company benefits from the Sampler program by recapturing some of the costs incurred in initially marketing to prospective customers through the price of the Sampler package and also benefits from having the opportunity to remarket the Company's products to the Sampler customers when they use their trial memberships at the Company's resorts.

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

     The Company has historically provided financing to approximately 95% of its timeshare customers, who are required to make a downpayment of at least 10% of the Timeshare Interest sales price and who typically finance the balance of the sales price over a period of seven to ten years. As of March 28, 1999, the Company had a timeshare receivables portfolio totaling approximately $54.4 million in principal amount, with a weighted-average contractual yield of approximately 15.7% per annum. The Company has obtained a timeshare warehouse financing and separate timeshare receivables purchase facility to accelerate cash flows from the Company's timeshare receivables (see "Management's Discussion and Analysis of Results of Operations and Financial Condition").

     The Residential Land and Golf Division. The Residential Land and Golf Division is focused primarily on land projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina, New Mexico, Virginia, Tennessee, Colorado and Arizona. The aggregate carrying amount of Residential Land and Golf Division inventory at March 28, 1999 was $49.7 million. The Residential Land and Golf Division's estimated remaining life-of-project sales were approximately $210.0 million at March 28, 1999. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential land directly to retail customers.

     The Residential Land and Golf Division targets families seeking a quality lifestyle improvement which is generally unavailable in traditional suburban developments. Based on the Company's experience in marketing and selling residential lots to its target customers, the Company has been able to develop a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, SIMS and the other Residential Land and Golf Division databases enable the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve a very attractive conversion ratio of sales to prospects receiving on-site sales presentations.

     The Residential Land and Golf Division acquires and develops land in two markets: (i) near major metropolitan centers outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, the Company researches market depth and forecasts market absorption. In new market areas, the Company typically supplements its research with a structured classified ad test marketing system that evaluates market response and price acceptance. The Company's sales and marketing efforts begin as soon as practicable after the Company enters into an agreement to acquire a parcel of land. The Company's ability to bond projects to completion allows it to sell a significant portion of its residential land inventory on a pre-development basis, thereby reducing the Company's need for external capital to complete improvements. As is the case with the Resorts Division, all acquisitions of Residential Land and Golf Division properties are subject to Investment Committee approval.

     In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that daily-fee golf courses are an attractive amenity that will increase the marketability of the Company's adjacent residential lots in certain projects. The Company's first golf course, the Carolina National Golf Club, is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. The Company opened the first 18 holes of the 27 holes planned at Carolina National Golf Club in July 1998, with the remaining 9 holes scheduled for play in November 1999. Also, as part of acquisition of the stock of RDI Group, Inc. ("RDI") in fiscal 1998 (the "RDI Acquisition"), the Company acquired the Christmas Mountain Village daily-fee golf course located in Wisconsin Dells, Wisconsin. The Company is also actively marketing residential land lots in two projects in Tennessee and Virginia which are adjacent to daily-fee golf courses owned by third parties.

     The Company's business includes certain risks and uncertainties (see "Management's Discussion and Analysis of Results of Operations and Financial Condition").

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

     The Company believes that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry:

     o Consumer awareness of the value and benefits of Timeshare Interest ownership, including the cost savings relative to other lodging alternatives;

     o    Flexibility  of  Timeshare  Interest  ownership  due to the  growth of
          international   exchange   organizations   such  as  II  and  RCI  and
          points-based vacation club systems;

     o    The quality of the timeshare resorts and their management;

     o Consumer confidence resulting from consumer protection regulation of the timeshare industry and an influx of brand name national lodging companies to the timeshare industry; and

     o    Availability  of  consumer   financing  for  purchasers  of  Timeshare
          Interests.

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

     The Consumer. According to information compiled by ARDA, customers in the 40-55 year age range represented approximately 45.1% of all Timeshare Interest owners in 1997. Historically, the median age of a Timeshare Interest buyer at the time of purchase was 48. The median annual household income of current Timeshare Interest owners in the United States is approximately $71,000, with approximately 24% of all Timeshare Interest owners having annual household incomes greater than $100,000 and approximately 12% of such owners having annual household incomes greater than $125,000. The Company believes that, despite the industry's growth, Timeshare Interest ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

     Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. Under a points-based vacation club system, members purchase an annual allotment of points which can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members significant flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the forthcoming year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. As of March 28, 1999, all of the Company's sales offices, with the exception of its La Cabana Beach and Racquet Club sales office in Aruba, were selling Timeshare Interests within the Company's vacation club system.

     The owners of Timeshare Interests manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of March 28, 1999, the Company's resort property management division managed 34 resorts (including 9 of the Company's resorts and served an owner base of approximately 94,000.

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

     Participation in Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by II and RCI, the two largest timeshare exchange companies worldwide. Seven of the Company's timeshare resorts are affiliated with II and have been awarded II's highest designation (five stars), while the two resorts acquired in the RDI Acquisition and the Timeshare Interests acquired individually from AmClub, Inc. (an affiliate of the former shareholders of RDI) at the Shenandoah Crossing Farm & Club resort are affiliated with RCI. A Timeshare Interest owner's participation in the II or RCI exchange network (the fee for which is paid by the Company in the first year of such owner's participation) allows such owner to exchange his annual Timeshare Interest for occupancy at over 1,800 participating resorts in the case of II and over 3,300 participating resorts in the case of RCI, based upon availability and the payment of a variable exchange fee. A member may exchange his

Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. The failure of the Company to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

Residential Land and Golf Division

     The Residential Land and Golf Division operates within a specialized niche of the real estate industry which focuses on the sale of residential land to retail customers who intend to build a home on such land at some point in the future. The participants in this market niche are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, the Company believes that no other company in the United States of comparable size or financial resources currently markets and sells residential land directly to retail customers.

     Unlike commercial homebuilders who focus on vertical development, the Residential Land and Golf Division focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by the Company and other participants in this market niche are significantly less capital intensive than those undertaken by the commercial homebuilders, which reduces the Company's risk of holding a large inventory of property. In addition, the Company believes that, through its financial and marketing resources, it is able to acquire properties in attractive locations throughout the United States on a cost-effective basis thereby enabling the Company's projects to achieve desired cash flows and targeted gross margins. The Company's market niche is also the beneficiary of a number of trends, including the large number of people entering into the 40-55 year age bracket and the economic and population growth in certain of its primary markets.

     The Residential Land and Golf Division is also focused on the development of golf courses and related amenities as the center-pieces of certain of the Company's residential land properties. As of March 28, 1999, the Company was marketing residential land lots in four projects that include golf courses developed either by the Company or a third party. The Company intends to acquire and develop additional golf communities, as management believes that the demographics and marketability of such properties are consistent with the Company's overall residential land strategy. Golf communities typically are larger, multi-phase properties which require a greater capital commitment than the Company's single-phase residential land projects. There can be no assurances that the Company will be able to successfully implement its golf community strategy.

Company Products

Timeshare Resorts

     Set forth below is a description of each of the Company's timeshare resorts and the Shenandoah Crossing Farm & Club resort ("Shenandoah Crossing"), at which the Company does not own but at which the Company is developing Timeshare Interests (see further discussion below). All units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as larger televisions and game systems. Most properties offer guests a clubhouse (with an indoor and/or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages all of its resorts with the exception of the La Cabana Beach Resort & Racquet Club (the "Aruba Resort").

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

     The Falls Village--Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by country music stars. Most resort customers come from areas within an eight to ten hour drive of Branson.

     Christmas Mountain Village--Wisconsin Dells, Wisconsin. The Company acquired the Christmas Mountain Village resort as part of the RDI Acquisition. Christmas Mountain Village offers an 18-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

     Orlando's Sunshine--Orlando, Florida. Orlando's Sunshine Resort was also acquired as part of the RDI Acquisition. The resort is located on International Drive, near Wet'n'Wild water park and Universal Studios. During fiscal 1999, the Company commenced construction on Phase II of the Orlando's Sunshine Resort, which will include 60 units, an outdoor swimming pool, hot tub and tennis courts.

     La Cabana Beach Resort & Racquet Club--Aruba. Bluegreen Properties N.V., a 50%-owned subsidiary of the Company, acquired the unsold Timeshare Interest inventory of the Aruba Resort (approximately 8,000 Timeshare Interests) in December 1997. Established in 1989, the Aruba Resort is a 449-suite ocean front property which offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

     Shenandoah Crossing--Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course, indoor and outdoor pools, tennis courts, horseback riding trails and a lake for swimming, fishing and boating. In 1987, AmClub, Inc. ("AmClub"), an affiliate of the former shareholders of RDI, commenced development of Shenandoah Crossing. In connection with the acquisition of RDI, the Company was granted an option (the "AmClub Option") to acquire the capital stock or assets of AmClub, which owns Shenandoah Crossing. Pursuant to the AmClub Option, the exercise price for the purchase of AmClub's capital stock is $10,000, while the exercise price for any assets of AmClub is equal to the fair market value of such assets at the time of exercise. During fiscal 1999, the Company began acquiring (from AmClub), developing and selling individual Timeshare Interests at Shenandoah Crossing. On October 7, 1998, Leisure Capital Corporation ("LCC"), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by AmClub. During fiscal 1999, the Company had also advanced $1.3 million to AmClub, primarily for timeshare resort improvements at Shenandoah Crossing. As of December 14, 1998, the notes receivable from AmClub discussed above were in default and due immediately. As more fully described in Note 4 of Notes to Consolidated Financial Statements, the Company intends to foreclose on the underlying collateral of the notes, which includes Timeshare Interests, real estate and fixed assets at Shenandoah Crossing. There can be no assurances that the foreclosure will be completed as intended.

     The Lodge Alley Inn--Charleston, South Carolina. In September 1998, the Company acquired the Lodge Alley Inn, an 89-room hotel in Charleston's historic district, for approximately $16.6 million. Accommodations include one- and two-bedroom suites, many furnished with an equipped kitchen, living room with fireplace, dining room, jacuzzi, pine wood floors, and 18th century-style furniture reproductions. The resort, which features the on-
site French Quarter restaurant, is within walking distance of many of Charleston's historical sites, open air markets and art galleries.

     The following table sets forth additional data with respect to each of the Company's resorts:

                                                                                                           Shenandoah
                                   Laurel    Shore   Harbour    The     Christmas              La Cabana    Crossing        The
                                   Crest     Crest   Lights    Falls    Mountain    Orlando's   Beach &       Farm         Lodge
                     MountainLoft  Pigeon   Myrtle   Myrtle   Village    Village    Sunshine    Racquet    & Club (2)    Alley Inn
                     Gatlinburg,   Forge,   Beach,   Beach,   Branson,  Wisconsin,  Orlando,    Club(1)   Gordonsville,  Charleston,
Location                 TN          TN       SC       SC       MO      Dells, WI      FL        Aruba         VA            SC
------------------------------------------------------------------------------------------------------------------------------------
Date sales commenced    7/94        8/95     4/96     6/97     7/97       9/97       12/98        1/98        4/98          2/99

Number of Timeshare
Interests completed
as of March 28, 1999
(3)                    8,736       9,464    5,928    3,744    2,471      1,341          --       8,118         520         4,680

Number of Timeshare
Interests under
construction as of
March 28, 1999 (3)     2,704       2,600    6,552       --    1,040        829       3,120          --          --            --

Number of
additional
Timeshare Interests
planned (3)(4)         7,176       8,840       --    9,984    9,724     13,402          --          --       9,880            --

Average Timeshare
Interests selling
price-year
year ended
March 28, 1999        $9,508      $9,257   $9,255   $8,063   $9,444     $8,940      $9,543      $7,786      $7,521       $15,067

Number of Timeshare
Interests sold
through
March 28, 1999 (5)     5,668       4,487    4,473    2,275    1,581      2,405          43       2,247         656             6

(1) Bluegreen Properties N.V., in which the Company owns a 50% interest, acquired unsold Timeshare Interests inventory at this resort in December 1997.

(2) Includes Timeshare Interests acquired individually from an affiliate of the former shareholders of RDI Group, Inc. and sold during fiscal 1999 and Timeshare Interests anticipated to be developed on land expected to be obtained in a pending foreclosure (See Note 4 of Notes to Consolidated Financial Statements). There can be no assurances that the foreclosure will be completed as intended.

(3) The number of Timeshare Interests completed, under construction or planned are intended to be sold in 52 weekly intervals per vacation home for the Company's Shore Crest, Harbour Lights, Orlando's Sunshine, La Cabana, and Lodge Alley Inn Resorts The amounts for the remaining resorts include some vacation homes which can be subdivided and sold as two smaller vacation homes ("lock-out units"), each of which consists of 104 weekly intervals per vacation home.

(4) There can be no assurances that the Company will have the resources to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(5) Includes sales of Timeshare Interests that were sold on a biennial basis (i.e., sale of one-week periods every other year in perpetuity) as one Timeshare Interest sold.

Certain Residential Land and Golf Division Projects

     Set forth below is a description of the five largest projects currently marketed by the Residential Land and Golf Division, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented 56.7% of the Residential Land and Golf Division's estimated remaining life-of-project sales at March 28, 1999.

     Winding River Plantation--Southport, North Carolina. The Company acquired approximately 1,300 acres located near Southport, North Carolina (and between Myrtle Beach, South Carolina and Wilmington, North Carolina) for $3.4 million in fiscal 1997. The property has frontage along the Lockwood Folly River, a navigable waterway that leads to the Intracoastal Waterway and the Atlantic Ocean. The project will include river amenities, a beach club and tennis courts. In addition, the project is the site of the Company's first daily-fee golf course, the Carolina National Golf Club, the first 18-holes of which opened for play in July 1998. The course was developed by Masters Champion Fred Couples and will include an additional 9 holes scheduled for play starting in November 1999. The Company anticipates that the project will consist of a total of approximately 1,000 lots, which average approximately one acre. The Company began selling lots in February 1997, and aggregate sales through March 28, 1999 were $29.9 million. Aggregate development costs (net of costs capitalized separately in the golf course) through March 28, 1999 were $13.1 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $6.6 million. The Company anticipates that the remaining lots will be sold-out over the next three years. Estimated remaining life-of-project sales for this project are approximately $44.7 million, based on retail selling prices as of March 28, 1999.

     Lake Ridge at Joe Pool Lake--Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154 acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The project includes 252 lots, with most ranging in size from 1/4 to five acres, with 399 acres available for future development. The Company began selling lots in April 1994 and aggregate sales through March 28, 1999 were $52.5 million. Aggregate development costs through March 28, 1999 were $18.2 million and the Company anticipates that the remaining capital expenditures will be $6.8 million. The Company anticipates that unsold lots will be sold-out over the next two years. Estimated remaining life-of-project sales for this project are approximately $21.8 million, based on retail selling prices as of March 28, 1999.

     Mountain Lakes Ranch -- Bluffdale, Texas. The Company acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. The Company anticipates that the property will yield approximately 1,390 lots ranging in size from one to five acres, including both lakefront and waterview parcels. Sales are expected to commence in September 1999. Aggregate development costs through March 28, 1999 were $300,000 and the Company anticipates that future capital expenditures will be $11.8 million. Estimated life-of-project sales for Mountain Lakes Ranch are $34.9 million, based on retail prices at March 28, 1999, with a projected sell-out period of seven years.

     Crossroads Ranch--Prescott, Arizona. The Company acquired 6,500 acres located 20 miles north of Prescott, Arizona in July 1995 for $6.0 million. The property has elevations ranging from 4,600 to 5,600 feet and a four-season climate. The terrain includes pasture lands with seasonal creeks and rolling hills. The property is 95 miles north of Phoenix and Scottsdale, approximately 2 1/2 hours south of the Grand Canyon and approximately one hour away from Sedona. The project includes 153 lots, averaging 36 acres each, and 26 lots, averaging 5 acres each. The Company provided gravel roads and trails for hiking and horseback riding. Electric service was installed underground so that utility poles would not spoil the views. The Company also created deed restrictions designed to ensure that future development on the property is compatible with the land's ranch character. The Company began selling lots in January 1996 and aggregate sales through March 28, 1999 were $24.2 million. Aggregate development costs through March 28, 1999 were $8.8 million and the Company anticipates that the remaining capital expenditures will be approximately $300,000. The Company anticipates that the unsold lots will be sold-out over the next year. Estimated remaining life-of-project sales for this project are approximately $3.5 million, based on retail selling prices as of March 28, 1999.

     Mogollon Ranch--Coconino County, Arizona. The Company acquired approximately 1,200 acres located on central Arizona's high plateau, the Mogollon Rim, in October 1998, for approximately $2.9 million. At an elevation of 6,800 feet, the property is completely surrounded by the Coconino National Forest. The Company anticipates that the project will consist of a total of 233 five-acre homesites. The property began selling in November 1998 and aggregate sales through March 28, 1999 were $3.9 million. Total development costs through March 28, 1999 were $1.1 million and the Company expects that future capital expenditures will approximate $3.6 million. Estimated remaining life-of-project sales for this property are approximately $14.3 million, based on retail prices at March 28, 1999. The remaining lots are expected to be sold out over a three-year period.

Acquisition of Timeshare and Residential Land and Golf Inventory

     In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land and golf inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee consists of George F. Donovan,

President and Chief Executive Officer; John F. Chiste, Senior Vice President, Treasurer and Chief Financial Officer; Patrick E. Rondeau, Senior Vice
President,   Director  of  Legal   Affairs;   L.  Nicolas   Gray,   Senior  Vice
President--Resorts Division; and Daniel C. Koscher, Senior Vice President--Residential Land and Golf Division. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and gross profit margins.

Resorts Division

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. Prior to acquiring property for future resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) uniqueness of location and (v) barriers to entry that would limit competition. The Company anticipates that its timeshare resorts will generally have a sell-out term of approximately seven years.

     During fiscal 1999, the Company acquired the Lodge Alley Inn Resort in Charleston, South Carolina, and commenced new development at Shenandoah Crossing in Gordonsville, Virginia (see "Company Products--Timeshare Resorts"). As a result of these transactions, the Company's planned Timeshare Interest inventory, net of life-to-date sales, increased from 77,466 Timeshare Interests as of March 29, 1998, to 97,012 Timeshare Interests as of March 28, 1999, a net increase of 25%.

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

Residential Land and Golf Division

     The Residential Land and Golf Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located near a major population center outside the perimeter of intense subdivision development or in popular retirement areas,
(ii) is suitable for subdivision,  (iii) has attractive  topographical features,
(iv) in some cases could accommodate a golf course and related amenities and (v) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into parcels typically ranging in size from two to five acres. During fiscal 1998, the Company acquired 5,133 acres in ten separate transactions for a total purchase price of approximately $12.2 million, or $2,386 per acre, and during fiscal 1999, the Company acquired 8,293 acres in 8 separate transactions for a total purchase price of $12.0 million, or $1,444 per acre.

     In connection with its review of potential residential land and golf inventory, the Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of its long-term strategy for the Residential Land and Golf Division, the Company in recent years has focused on fewer, more capital-intensive projects. The Company intends to continue to focus the Residential Land and Golf

Division on those regions where the Company believes the market for its products is strongest, such as the Southeast, Southwest, Rocky Mountain and Western regions of the United States and to replenish its residential land inventory in such regions as existing projects are sold-out.

     The Residential Land and Golf Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, often before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, prior to acquiring property in new areas, the Company will conduct test marketing for a prospective project prior to entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial condition (see "Management's Discussion and Analysis of Results of Operations and Financial Condition").

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

     By requiring, in most cases, that regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Residential Land and Golf Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding such properties and (iii) the risk of acquiring properties that may not be suitable for sale. It also provides the Residential Land and Golf Division an additional source of available properties to meet customer demand. In certain circumstances, however, the Company has acquired properties and then strategically held such properties until their prime marketing seasons.

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

Marketing and Sale of Inventory

Resorts Division

     The Resorts Division utilizes a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacation invitations, kiosks in retail locations, telemarketing, marketing to current owners and referrals. The Resorts Division provides hotel accommodations to prospective purchasers at reduced prices in exchange for their touring the timeshare resort. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Resort Division's timeshare operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities. Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During fiscal 1998, total advertising expense for the Resorts Division was $14.6 million or 24.1% of the division's $60.8 million in sales. During fiscal 1999, total advertising expense for the Resorts Division was $28.1 million or approximately 27% of such division's $103.1 million in sales (see "Management's Discussion and Analysis of Results of Operations and Financial Condition").

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

     After deciding to purchase a Timeshare Interest, a purchaser enters into a purchase agreement and is required to pay the Company a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified rescission periods after execution in accordance with statutory requirements. Substantially all timeshare purchasers visit one of the Company's resorts or one of the Company's off-site sales offices prior to purchasing.

     The attractiveness of Timeshare Interest ownership has been enhanced significantly by the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interests in a particular year, for an occupancy right at another participating network resort at either the same or a different time. The two resorts acquired in the RDI Acquisition and Shenandoah Crossings are affiliated with the timeshare exchange network operated by RCI, while the Company's seven other resorts are affiliated with II's timeshare exchange network. In connection with the RDI Acquisition, the Company advised each of II and RCI of the existence of its agreement with the other timeshare interest exchange network and of the potential conflict. Although the Company believes this conflict will be resolved satisfactorily, no assurances can be given. If the Company's resorts cease to qualify for the exchange networks or such networks cease to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

     For  further   information  on  sales  and  other   financial   information
attributable to the Resorts Division, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Residential Land and Golf Division

     In general, as soon as practicable after agreeing to acquire a property and during the time period that appropriate improvements are being completed, the Company establishes selling prices for the individual parcels taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of parcels in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee. Once such selling prices are established the Company commences its marketing efforts.

     The most widely used marketing technique by the Residential Land Division is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property and local newspapers. In addition, the Company uses its proprietary database and inventory management system, which enables the Company to quickly compile information on the previously identified prospects most likely to be interested in a particular project. The Residential Land and Golf Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The conversion ratio of sales to prospects receiving on-site sales presentations has historically been approximately 20%. A sales representative who is knowledgeable about the property answers each inquiry generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determines whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During fiscal 1998, the Residential Land and Golf Division incurred $7.6 million in advertising expenses, or 7.2% of such division's $106.1 million in sales. During fiscal 1999, the Residential Land and Golf Division incurred $8.9 million in advertising expense, or approximately 7% of such division's $118.9 million in sales.

     The success of the Company's marketing efforts depends heavily on the knowledge and experience of its sales personnel. The Company requires that, prior to initiating the marketing effort for a property, all sales representatives walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by an executive officer of the Company. The Company enhances its sales and marketing organization through the Bluegreen Institute, a mandatory training program, which is designed to instill the Company's marketing and customer service philosophy in middle and lower-level management. Additionally, the sales staff is evaluated against performance standards established by the executive officers of the Company. Substantially all of a sales representative's compensation is commission-based.

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

     For  further   information  on  sales  and  other   financial   information
attributable to the Residential Land and Golf Division, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Customer Financing

General

     During fiscal 1997, 1998 and 1999, the Company financed 30%, 33% and 40%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and residential land to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since 1997 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 25%, 35% and 46% of consolidated sales during fiscal 1997, 1998 and 1999, respectively. Approximately 95% of all purchasers of Timeshare Interests finance with the Company (compared to approximately 2% of residential land purchasers in fiscal
1999). In recent years, the percentage of residential land customers who utilized the Company's financing has declined materially due, among other things, to an increased willingness on the part of local banks to extend direct lot financing to purchasers.

     The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of residential land and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

     The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during fiscal 1997, 1998 and 1999, provides for a term of seven years and a fixed interest rate. Historically, at the closing, the Company and the purchaser have executed a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser. In connection with the Company's Timeshare Interest sales within its vacation club system, the Company delivers the deed to purchasers at the closing of a sale and secures repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. The Company does not believe that the transfer to a note and mortgage system will have a material adverse effect on its servicing operations or financial results.

     The Company also offers financing of up to 90% of the purchase price of all parcels sold under the Residential Land and Golf Division to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. Management believes such strategy has improved the quality of the notes receivable generated by its Residential Land and Golf Division in recent years. An average note receivable underwritten by the Company during fiscal 1997, 1998 and 1999 has a term of ten years. Most notes receivable bear interest at a fixed interest rate and are secured by a first lien on the land.

     The weighted-average interest rate on the Company's notes receivable was 13.3%, 14.9% and 15.0% at March 30, 1997, March 29, 1998 and March 28, 1999,
respectively.

Loan Underwriting

     Resorts Division. Consistent with industry practice, Timeshare Interest financing is not subject to extensive loan underwriting criteria. Customer financing on sales of Timeshare Interests requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed or note and mortgage, as applicable and other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. Historically, timeshare receivables have had a higher default rate than residential land receivables.

     Residential Land and Golf Division. The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its residential land loan portfolio. The loan underwriting process undertaken by the Company's credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting review is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant.

     In order to obtain financing from the Residential Land and Golf Division, a prospective purchaser must submit a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the Company's credit department. All credit decisions are made at the Company's corporate headquarters. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters, while loan amounts of $50,000 or more require approval from a senior executive officer. In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by senior management. Customers are notified of the reasons for credit denial by mail.

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

Collection Policies

     Resorts Division. The Company's timeshare receivables have been historically documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning the Resorts Division are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, a reminder letter is mailed to the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent (and telephone contact commences). After an account is 45 days delinquent, the Company typically sends a third letter advising the customer that such customer has 15 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser. In connection with the implementation of its points-based vacation club system, the Company has converted to a note and mortgage system. The Company believes that the period of time for realizing a defaulted timeshare receivable under the note and mortgage system will not be materially longer than for defaults of contracts for deed because title to the applicable property is held by the vacation club trust.

     Residential Land and Golf Division. Collection efforts and delinquency information concerning the Residential Land and Golf Division are also managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company mails a reminder letter. Attempts are then made to contact the customer via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is made or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

     Loan Loss Reserves. The reserve for loan losses as a percentage of period end notes receivable was 3.4%, 2.5% and 3.5% at March 30, 1997, March 29, 1998 and March 28, 1999, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, present and expected economic conditions as well as the quality of the receivables.

Sales of Receivables/Pledging of Receivables

     Since 1986, the Company has sold or pledged a significant amount of its receivables, generally retaining the right and obligation to service such receivables. In the case of residential land and golf receivables, the Company typically transfers the receivables to a special purpose finance subsidiary, which in turn enters into a receivables securitization. The receivables are typically sold by such subsidiary with limited or no recourse. In the case of receivables pledged to a financial institution, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

     Private placement REMIC financings have provided substantial capital resources to the Company, although the Company has not completed a REMIC financing since December 1996, due to the decrease in land sales financed by the Company. Under the terms of these transactions, the receivables are sold to a REMIC trust and the Company has no obligation to repurchase the receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale.

     On June 26, 1998, the Company executed a timeshare receivables purchase facility with a financial institution. Under the purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company may sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions. Under the Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold is paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4%, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. Receivables are sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility has a term of two years. During fiscal 1999, the Company sold approximately $54.8 million in aggregate principal amount of timeshare receivables under the Purchase Facility for a purchase price equal to 97% of the principal balance and recognized a $3.7 million gain. As a result of the sales, the Company recorded a $5.2 million available-for-sale investment in the residual cash flow of the receivable pools (i.e. the deferred payment). See further discussion of the terms of the Purchase Facility under "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Credit Facilities for Timeshare Receivables and Inventories".

Receivables Servicing

     Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to substantially all of the receivables it sells through REMICs and all of the receivables sold under the Purchase Facility. The Company typically receives an annual servicing fee of approximately .5% of the scheduled principal balance, which is deducted from payments received.

Regulation

     The timeshare and real estate industries are subject to extensive and complex regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Timeshare Interests and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. The Company is also subject to various foreign laws with respect to the Aruba Resort. In addition, there can be no assurance that in the future, Timeshare Interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on the Company. The Company believes that it is in compliance in all material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with applicable law. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

     The Company's timeshare resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Timeshare Interests. Laws in each state where the Company sells Timeshare Interests generally grant the purchaser of a Timeshare Interest the right to cancel a contract of purchase at any time within a specified period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. As required by state laws, the Company provides its timeshare purchasers with a public disclosure statement which contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a Timeshare Interests owner.

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

     The Company's customer financing activities are also subject to extensive regulation, which may include, the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and
Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA and the Right to Financial Privacy Act.

     Management is not aware of any pending regulatory contingencies that are expected to have a material adverse impact on the Company.

Competition

     The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. The Resorts Division competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons and Inter-Continental. The Company also competes with other publicly traded timeshare companies, including Sunterra, Vistana, Fairfield, Silverleaf and numerous other owners and operators of timeshare resorts. The Residential Land and Golf Division competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of residential lots. Competition may be generally smaller with respect to the Company's residential lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although, as noted above, the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's Timeshare Interests and its results of operations. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of Residential Land and Golf Division sales as evidenced by the low percentage of residential land sales internally financed since 1995. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Personnel

     As of March 28, 1999, the Company had 1,988 employees. Of the 1,988 employees, 265 were located at the Company's headquarters in Boca Raton, Florida, and 1,723 in regional offices throughout the United States and Canada (the field personnel include 264 field employees supporting the Company's Residential Land and Golf Division and 1,459 field employees supporting the Company's Resorts Division). None of the Company's employees are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

Item 2. PROPERTIES.

     The Company's principal executive office is located in Boca Raton, Florida in approximately 55,000 square feet of leased space. On March 28, 1999, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern, Rocky Mountain and Western regions of the

United States as well as the Province of Ontario, Canada and the island of Aruba. See further description of the Company's resort and land properties under "Item 1--Company Products".

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

     In addition to its other ordinary course litigation, the Company became a defendant in two proceedings during fiscal 1999. First, an action was filed in Colorado state court against the Company on September 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The complaint seeks damages in excess of $18 million and certain other remedies, including punitive damages.

     Second, an action (the "Action") was filed on July 10, 1998 in the District Court for the State of Texas in the County of Montgomery against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the Action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company as of June 22, 1999.

     Name             Age           Position
     ----             ---           --------
George F. Donovan      60    President and Chief Executive Officer
Daniel C. Koscher      41    Senior Vice President - Land Division
L. Nicolas Gray        52    Senior Vice President - Resorts Division
Patrick E. Rondeau     52    Senior Vice President, Director of Corporate Legal Affairs and Clerk
John F. Chiste         43    Senior Vice President, Chief Financial Officer and Treasurer
Allan J. Herz          39    Vice President and Director of Mortgage Operations
Joan A. McCormick      56    Vice President and Chief Information Officer
Susan J. Milanese      40    Vice President and Director of Human Resources
Anthony M. Puleo       31    Vice President and Chief Accounting Officer

George F. Donovan joined the Company as a Director in 1991 and was appointed President and Chief Operating Officer in October 1993. He became Chief Executive Officer in December 1993. Mr. Donovan has served as an officer of a number of other recreational real estate corporations, including Leisure Management International, of which he was President from 1991 to 1993, and Fairfield Communities, Inc., of which he was President from April 1979 to December 1985. Mr. Donovan holds a B.S. in Electrical Engineering and is a Registered Resort Professional.

John F. Chiste joined the Company in July 1997 as Treasurer and Chief Financial Officer. In 1998, Mr. Chiste was also named Senior Vice President. From January 1997 to June 1997, Mr. Chiste was the Chief Financial Officer of Compscript, Inc., an entity which provides institutional pharmacy services to long-term health care facilities. From December 1992 to January 1997, he served as the Chief Financial Officer, Secretary and Treasurer of Computer Integration Corporation, a publicly-held distribution company which provides information products and services to corporations nationwide. From 1983 through 1992, Mr. Chiste held various positions with Ernst & Young LLP, most recently serving as a Senior Manager. Mr. Chiste holds a B.B.A. in Accounting and is a Certified Public Accountant.

L. Nicolas Gray joined the Company in 1995 to oversee the Company's timeshare resorts operation and was named Senior Vice President in 1997. Mr. Gray has over 25 years of experience in the hospitality, timeshare and related resort industries. Mr. Gray served as Director of Development for Resort Condominium International, a timeshare exchange organization, from 1993 to 1995. Prior to that time, Mr. Gray was Executive Vice President and General Manager for the resort developments of Thousand Trails from 1989 to 1991 and Fairfield Communities from 1979 to 1989. Mr. Gray is a Registered Resort Professional.

Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer, Vice President and Director of Planning/Budgeting. In 1997, he became Senior Vice President, Residential Land and Golf Division. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

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

Allan J. Herz joined the Company in 1992 and was named Director of Mortgage Operations in September 1992. Mr. Herz was also elected Vice President in 1993. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10 year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and a M.B.A.

Joan A. McCormick joined the Company in 1993 as its Director of Management Information Systems and was also elected Vice President in February 1995. In 1998, Ms. McCormick was named Chief Information Officer. Ms. McCormick has over 20 years of experience in information systems management in the real estate, hotel, banking and manufacturing fields. Prior to joining the Company, Ms. McCormick was Assistant Vice President of MIS for Atlantic Gulf Communities Corporation. She has also held management positions with Arvida/JMB Partners Ltd., Southeast Banking Corporation and General Motors Corporation. She holds a B.A. in Business Administration.

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

Anthony M. Puleo joined the Company in October 1997 as Chief Accounting Officer. In 1998, Mr. Puleo was also elected Vice President. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, most recently serving as a Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The information provided on page 30 of the 1999 Annual Report is incorporated herein by reference.

     The Company did not pay any cash or stock dividends during fiscal 1998 or fiscal 1999. The Company does not anticipate paying any dividends in the foreseeable future, as it currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998, and certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its Common Stock.

     On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") with Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., ("MSREF"), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P. (collectively, the "Funds") pursuant to which the Funds purchased 2.9 million shares of the Company's Common Stock for an aggregate of $25 million. On March 26, 1999, the Funds purchased an additional 1.2 million shares of Common Stock for an aggregate of $10 million. Aggregate legal and other stock issuance costs totaled approximately $750,000.

     Pursuant to the Stock Agreement, as amended, subject to certain conditions thereto, the Company has the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the "Commitment Period"), to purchase from the Company up to an additional 1.8 million shares of Common Stock (the "Remaining Shares") at a purchase price equal to $8.50 per share. If, on or prior to the expiration of the Commitment Period, the Company has not offered to sell to the Funds all of the Remaining Shares and the Company has achieved certain earnings levels for the 12-month period ended January 2, 2000, or if a Change of Control of the Company occurs (as defined in the Stock Agreement) during the Commitment Period, the Funds will have the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price equal to $8.50 per share.

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

     Shares of Common Stock sold to the Funds were exempt from registration under the Securities Act of 1933, by virtue of Section 4(2) and Rule 506 of Regulation D and were issued thereunder.

Item 6. SELECTED FINANCIAL DATA.

     The information provided on page 17 of the 1999 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The information provided under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 29 of the 1999 Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information provided on pages 29 through 30 of the 1999 Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and report of independent certified public accountants on pages 31 through 55 of the 1999 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information with respect to the Company's Directors, see the information provided under the headings "Proposal 1 - Election of Nominees for Director" and "Certain Relationships and Other Transactions" in the Proxy Statement, which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears immediately after Part I of this Annual Report on Form 10-K.

Section 16 Compliance

     The information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     The information provided under the headings "Proposal 1- Election of Nominees for Director," "Board of Directors and its Committees," "Compensation Committee Report on Executive Compensation", "Compensation of Chief Executive Officer", "Executive Compensation" and "Certain Relationships and Other Transactions" in the Company's Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information provided under the heading "Proposal 1 - Election of Nominees for Director" in the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information provided under the headings "Proposal 1 - Election of Nominees for Director," "Executive Compensation" and "Certain Relationships and Other Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the 1999 Annual Report on pages 31 through 55 are incorporated by reference into Item 8 hereof:

                                                                                           Page
                                                                                           ----
     Consolidated Balance Sheets as of March 29, 1998 and March 28, 1999                    31

     Consolidated Statements of Operations for each of the three years in the period
       ended March 28, 1999                                                                 32

     Consolidated Statements of Shareholders' Equity for each of the three years
       in the period ended March 28, 1999                                                   33

     Consolidated Statements of Cash Flows for each of the three years in the period
       ended March 28, 1999                                                                 34

     Notes to Consolidated Financial Statements                                             36

     Report of Independent Certified Public Accountants                                     55

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 24 through 27 hereof and is incorporated herein by reference.

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

                                               BLUEGREEN CORPORATION
                                                   (Registrant)

Date: June 22, 1999                By:  /S/  GEORGE F. DONOVAN
                                        ---------------------------------------
                                        George F. Donovan
                                        President and Chief Executive Officer

Date: June 22, 1999                By:  /S/  JOHN F. CHISTE
                                        ---------------------------------------
                                        John F. Chiste,
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: June 22, 1999                By:  /S/  ANTHONY M. PULEO
                                        ---------------------------------------
                                        Anthony M. Puleo,
                                        Vice President and Chief Accounting
                                        Officer
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of June, 1999.

           Signature                        Title
           ---------                        -----

/S/ GEORGE F. DONOVAN              President, Chief Executive Officer and Director
---------------------------
George F. Donovan

/S/ JOHN F. CHISTE                 Senior Vice President, Treasurer and Chief Financial Officer
---------------------------        (Principal Financial Officer)
John F. Chiste

/S/ ANTHONY M. PULEO               Vice President and Chief Accounting Officer
---------------------------        (Principal Accounting Officer)
Anthony M. Puleo

/S/ JOSEPH C. ABELES               Director
---------------------------
Joseph C. Abeles

/S/ RALPH A. FOOTE                 Director
---------------------------
Ralph A. Foote

/S/ MICHAEL J. FRANCO              Director
---------------------------
Michael J. Franco

/S/ JOHN A. HENRY, IV              Director
---------------------------
John A. Henry, IV

/S/ FREDERICK M. MYERS             Director and Chairman of the Board
---------------------------
Frederick M. Myers

/S/ J. LARRY RUTHERFORD            Director
---------------------------
J. Larry Rutherford

/S/ STUART A. SHIKIAR              Director
---------------------------
Stuart A. Shikiar

/S/ BRADFORD T. WHITMORE           Director
---------------------------
Bradford T. Whitmore

                                  EXHIBIT INDEX

Number                                Description
------                                -----------

3.1       Restated  Articles  of  Organization,   as  amended  (incorporated  by
          reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).

3.2 Restated and amended By-laws of the Registrant (incorporated by reference to exhibit 3.3 to Current Report on Form 8-K dated August 14, 1998).

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

4.7 Indenture dated as of April 1, 1998 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008. (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717)

4.8 First Supplemental Indenture dated as of March 15, 1999 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008.

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

10.79 Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

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

10.101 Sale and Contribution Agreement dated as of June 26, 1998 by and among Bluegreen Corporation, Bluegreen Receivables Finance Corporation III and BRFC III Deed Corporation (incorporated by reference to exhibit
          99.1 to Current Report on Form 8-K dated June 26, 1998).

10.102 Asset Purchase Agreement dated as of June 26, 1998 by and among Bluegreen Corporation, Bluegreen Receivables Finance Corporation III, BRFC III Deed Corporation, Heller Financial, Inc. and U.S. Bank National Association, as cash administrator, including Definitions Annex (incorporated by reference to exhibit 99.2 to Current Report on Form 8-K dated June 26, 1998).

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

10.123 Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2 % Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.124 Employment Agreement between George F. Donovan and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.125 Employment Agreement between John F. Chiste and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.126 Employment Agreement between L. Nicolas Gray and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.127 Employment Agreement between Daniel C. Koscher and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.128 Employment Agreement between Patrick E. Rondeau and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.129 Amended and Restated Credit Facility Agreement entered into as of April 16, 1998 between Finova Capital Corporation and the Registrant (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.130 Amended and Restated Loan and Security Agreement dated as of September 23, 1997 between Foothill Capital Corporation and the Registrant (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.131    Registrant's   1998   Non-Employee    Director   Stock   Option   Plan
          (incorporated be reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 29, 1998).

10.132 Loan Agreement and Promissory Note dated September 23, 1998, by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $5 million, unsecured revolving line-of-credit due July 31, 1999 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 27, 1998).

10.133 Loan and Security Agreement dated October 20, 1998, by the Registrant and Bluegreen Resorts, Inc. as Borrowers and Heller Financial, Inc. as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 27, 1998).

10.134 Master Bluegreen Resort Loan Facility dated October 20, 1998, by and between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 27, 1998).

10.135 Purchase Agreement dated as of August 14, 1998 by and among Bluegreen Corporation, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P. and MSREF III Special Fund, L.P. (incorporated by reference to exhibit
          10.131 to Current Report on Form 8-K dated August 14, 1998).

10.136 Registration Rights Agreement, dated as of August 14, 1998, among Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P and MSREF III Special Fund, L.P. and Bluegreen Corporation (incorporated by reference to exhibit 10.132 to Current Report on Form 8-K dated August 14, 1998).

10.137 Voting and Cooperation Agreement, dated as of August 14, 1998, among Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., MSREF III Special Fund, L.P. and certain shareholders of Bluegreen Corporation (incorporated by reference to exhibit 10.133 to Current Report on Form 8-K dated August 14, 1998).

13.1      Portions of the 1999 Annual Report.

21.1      List of Subsidiaries.

23.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule.