Form 10-Q
period 1999-07-04
BLUEGREEN CORP
filed 1999-08-18
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 4, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:       0-19292


                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                  03-0300793
-------------------------------------    --------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


     4960 Blue Lake Drive, Boca Raton, Florida            33431
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

     As of August 13, 1999, there were 25,127,756 shares of Common Stock, $.01 par value per share, issued, 1,896,300 treasury shares and 23,231,456 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q


                                                                               Page
                                                                               ----
Part I - Financial Information (unaudited)

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets at
             March 28, 1999 and July 4, 1999 ..............................      3

        Condensed Consolidated Statements of Income - Three Months
             Ended June 28, 1998 and July 4, 1999 .........................      4

        Condensed Consolidated Statements of Cash Flows - Three Months
             Ended June 28, 1998 and July 4, 1999 .........................      5

        Notes to Condensed Consolidated Financial Statements ..............      7

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition ................     13

Item 3. Quantitative and Qualitative
             Disclosures About Market Risk ................................     24

Part II - Other Information

Item 1. Legal Proceedings .................................................     25

Item 2. Changes in Securities .............................................     25

Item 3. Defaults Upon Senior Securities ...................................     25

Item 4. Submission of Matters to a Vote of Security Holders ...............     25

Item 5. Other Information .................................................     25

Item 6. Exhibits and Reports on Form 8-K ..................................     25

Signatures ................................................................     26



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                                            March 28,      July 4,
                                                                              1999           1999
                                                                           ---------      ---------
                                                                             (Note)      (unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $15.8 million and $17.5 million at
   March 28, 1999 and July 4, 1999, respectively) ....................     $  55,557      $  39,046
Contracts receivable, net ............................................        20,167         16,743
Notes receivable, net ................................................        64,380         80,038
Notes receivable from related party ..................................         4,168          4,227
Inventory, net .......................................................       142,628        146,784
Investment in securities .............................................        17,106         17,169
Property and equipment, net ..........................................        26,052         28,621
Other assets .........................................................        19,064         21,575
                                                                           ---------      ---------
   Total assets ......................................................     $ 349,122      $ 354,203
                                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable .....................................................     $   6,207      $   6,244
Accrued liabilities and other ........................................        25,362         20,753
Deferred income ......................................................         5,792          5,127
Deferred income taxes ................................................        13,507         16,343
Receivable-backed notes payable ......................................         9,884         18,473
Lines-of-credit and notes payable ....................................        17,615         16,113
10.50% senior secured notes payable ..................................       110,000        110,000
8.00% convertible subordinated notes payable to related
    parties ..........................................................         6,000          6,000
8.25% convertible subordinated debentures ............................        34,371         34,371
                                                                           ---------      ---------
   Total liabilities .................................................       228,738        233,424

Minority interest ....................................................         1,035          1,091

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued .......................................................            --             --
Common stock, $.01 par value, 90,000 shares
authorized; 25,063 and 25,117 shares issued at March 28, 1999 and
   July 4, 1999,  respectively .......................................           251            251
Additional paid-in capital ...........................................       107,206        107,373
Treasury stock, 968 and 1,809 common shares at cost at
    March 28, 1999 and July 4, 1999, respectively ....................        (4,545)        (8,797)
Net unrealized gains on investments available-for-sale, net
   of income taxes ...................................................           560            560
Retained earnings ....................................................        15,877         20,301
                                                                           ---------      ---------
   Total shareholders' equity ........................................       119,349        119,688
                                                                           ---------      ---------
   Total liabilities and shareholders' equity ........................     $ 349,122      $ 354,203
                                                                           =========      =========




Note: The condensed consolidated balance sheet at March 28, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                           Three Months Ended
                                                                          ---------------------
                                                                          June 28,       July 4,
                                                                            1998          1999
                                                                          --------      -------
Revenues:
   Sales ............................................................     $ 55,658      $62,714
   Other resort and golf operations revenue .........................        2,476        4,386
   Interest income ..................................................        3,763        3,792
   Gain on sale of notes receivable .................................        2,053           --
   Other income .....................................................          372           59
                                                                          --------      -------
                                                                            64,322       70,951
Costs and expenses:
   Cost of sales ....................................................       20,868       21,724
   Cost of other resort and golf operations .........................        2,251        3,749
   Selling, general and administrative expenses .....................       27,568       34,329
   Interest expense .................................................        3,745        2,955
   Provision for loan losses ........................................          293          788
                                                                          --------      -------
                                                                            54,725       63,545
                                                                          --------      -------

Income before income taxes ..........................................        9,597        7,406
Provision  for income taxes .........................................        3,839        2,926
Minority interest in income of consolidated subsidiary ..............           18           56
                                                                          --------      -------
Income before extraordinary item ....................................        5,740        4,424
Extraordinary loss on early extinguishment of debt, net
    of income taxes .................................................       (1,682)          --
                                                                          --------      -------
Net income ..........................................................     $  4,058      $ 4,424
                                                                          ========      =======

Earnings per common share:
Basic:
    Income before extraordinary item ................................     $   0.28      $  0.19
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .........................................        (0.08)          --
                                                                          --------      -------
    Net income ......................................................     $   0.20      $  0.19
                                                                          ========      =======

Diluted:
    Income before extraordinary item ................................     $   0.23      $  0.17
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .........................................        (0.06)          --
                                                                          --------      -------
    Net income ......................................................     $   0.17      $  0.17
                                                                          ========      =======

Weighted average number of common and common equivalent shares:
Basic ...............................................................       20,349       23,425
                                                                          ========      =======
Diluted .............................................................       27,508       29,837
                                                                          ========      =======



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                              -----------------------
                                                                                June 28,      July 4,
                                                                                 1998           1999
                                                                              ---------      --------
Operating activities:
   Net income ...........................................................     $   4,058      $  4,424
   Adjustments to reconcile net income to net
      cash flow provided (used) by operating activities:
        Extraordinary loss on early extinguishment of debt,
            net of taxes ................................................         1,682            --
        Minority interest in income of consolidated subsidiary ..........            18            56
        Depreciation and amortization ...................................           553           940
        Gain on sale of notes receivable ................................        (2,053)           --
        (Gain) loss on sale of property and equipment ...................          (267)           63
        Provision for loan losses .......................................           293           788
        Provision for deferred income taxes .............................         3,839         2,926
        Interest accretion on investment in securities ..................          (383)         (645)
        Proceeds from sale of notes receivable ..........................        31,305            --
        Proceeds from borrowings collateralized by notes
            receivable ..................................................         1,742         9,973
        Payments on borrowings collateralized by notes receivable .......          (574)         (853)
   Change in operating assets and liabilities:
     Contracts receivable ...............................................        (2,475)        3,423
     Notes receivable ...................................................       (10,665)      (18,565)
     Inventory ..........................................................           303        (2,569)
     Other assets .......................................................           554        (1,853)
     Accounts payable, accrued liabilities and other ....................          (523)       (5,213)
                                                                              ---------      --------
Net cash provided (used) by operating activities ........................        27,407        (7,105)
                                                                              ---------      --------
Investing activities:
   Purchases of property and equipment ..................................        (3,349)       (3,940)
   Sales of property and equipment ......................................           872           619
   Cash received from investment in securities ..........................           395           582
   Loan to related party ................................................            --          (251)
   Principal payments received on loans to related party ................            --           192
   Other assets .........................................................            --          (388)
                                                                              ---------      --------
Net cash used by investing activities ...................................        (2,082)       (3,186)
                                                                              ---------      --------
Financing activities:
   Proceeds from issuance of 10.5% senior secured notes payable .........       110,000            --
   Payment under short-term borrowings from underwriters ................       (22,149)           --
   Payments under line-of-credit facilities and other notes payable .....       (69,676)       (1,526)
   Payment of debt issuance costs .......................................        (4,885)         (519)
   Payments for treasury stock ..........................................            --        (4,252)
   Proceeds from exercise of employee and director stock options ........           273            77
                                                                              ---------      --------
Net cash provided (used) by financing activities ........................        13,563        (6,220)
                                                                              ---------      --------
Net increase (decrease) in cash and cash equivalents ....................        38,888       (16,511)
Cash and cash equivalents at beginning of period ........................        31,065        55,557
                                                                              ---------      --------
Cash and cash equivalents at end of period ..............................        69,953        39,046
Restricted cash and cash equivalents at end of period ...................       (11,036)      (17,457)
                                                                              ---------      --------
Unrestricted cash and cash equivalents at end of period .................     $  58,917      $ 21,589
                                                                              =========      ========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows -- continued
                             (amounts in thousands)
                                   (unaudited)



                                                                      Three Months Ended
                                                                     -------------------
                                                                     June 28,    July 4,
                                                                       1998       1999
                                                                     -------     -------
Supplemental schedule of non-cash operating, investing
    and financing activities

      Inventory acquired through financing ......................     $  500     $   --
                                                                      ======     ======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ..........................     $2,134     $1,587
                                                                      ======     ======

      Conversion of 8.25% convertible subordinated
        debentures into common stock ............................     $  368     $   --
                                                                      ======     ======

      Sale of notes receivable in exchange for investment
        in securities ...........................................     $3,160     $   --
                                                                      ======     ======





See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  July 4, 1999
                                   (unaudited)

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended July 4, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended March 28, 1999.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity ("Timeshare Interests"). The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests at three off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the three months ended July 4, 1999, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 51% and 49%, respectively, of the Company's total sales. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land and Golf Division.

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

FISCAL YEAR

The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Therefore, fiscal year 2000 will be 53 weeks long. The fiscal quarters ended June 28, 1998 and July 4, 1999 consisted of 13 weeks and 14 weeks, respectively.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 30, 1998.

On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., ("MSREF"), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the "Funds") pursuant to which the Funds purchased an aggregate 4.1 million shares of the Company's Common Stock through July 4, 1999. Pursuant to the Stock Agreement, as amended, subject to certain conditions thereto, the Company has the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the "Commitment Period"), to purchase from the Company up to an additional 1.8 million shares of Common Stock (the "Remaining Shares") at a purchase price equal to $8.50 per share. If, on or prior to the expiration of the Commitment Period, the Company has not offered to sell to the Funds all of the Remaining Shares and the Company has achieved certain earnings levels for the 12-month period ended January 2, 2000, or if a Change of Control (as defined in the Stock Agreement) of the Company occurs during the Commitment Period, the Funds will have the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price equal to $8.50 per share. Therefore, as the Company has not as yet achieved the necessary earnings levels for the Funds to exercise their right to purchase the remaining 1.8 million shares, these shares have not been included in the Company's weighted-average shares outstanding for the purpose of computing diluted earnings per share for the three months ended July 4, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)

                                                                    Three Months Ended
                                                                  ---------------------
                                                                   June 28,     July 4,
                                                                    1998          1999
                                                                  ---------     -------
Basic earnings per share - numerators:
    Income before extraordinary item ........................     $  5,740      $ 4,424
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .................................       (1,682)          --
                                                                  --------      -------
    Net income ..............................................     $  4,058      $ 4,424
                                                                  ========      =======

Diluted earnings per share - numerators:
    Income before extraordinary item - basic ................     $  5,740      $ 4,424
    Effect of dilutive securities (net of tax effects) ......          501          528
                                                                  --------      -------
    Income before extraordinary item - diluted ..............        6,241        4,952
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .................................       (1,682)          --
                                                                  --------      -------
    Net income - diluted ....................................     $  4,559      $ 4,952
                                                                  ========      =======

Denominator:
    Denominator for basic earnings per share - weighted
        average shares ......................................       20,349       23,425
    Effect of dilutive securities:
       Stock options ........................................        1,423          710
       Convertible securities ...............................        5,736        5,702
                                                                  --------      -------
    Dilutive potential common shares ........................        7,159        6,412
                                                                  --------      -------
    Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions ........       27,508       29,837
                                                                  ========      =======

Basic earnings per common share:
    Income before extraordinary item ........................     $   0.28      $  0.19
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .................................        (0.08)          --
                                                                  --------      -------
    Net income ..............................................     $   0.20      $  0.19
                                                                  ========      =======

Diluted earnings per common share:
    Income before extraordinary item ........................     $   0.23      $  0.17
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .................................        (0.06)          --
                                                                  --------      -------
    Net income ..............................................     $   0.17      $  0.17
                                                                  ========      =======

START-UP COSTS

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. The SOP is effective for the Company's fiscal 2000, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The adoption of this SOP had no significant impact on the Company's results of operations for the three months ended July 4, 1999.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Sale of Notes Receivable

On June 26, 1998, the Company sold approximately $32.4 million aggregate principal amount of timeshare notes receivable (the "Receivables") to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company ("BRFC"). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the "Purchaser") pursuant to an Asset Purchase Agreement dated as of June 26, 1998 (the "Purchase Agreement"). In connection with the sale, the Company recognized a $2.1 million gain on sale of notes receivable which is included in the condensed consolidated statement of income for the three months ended June 28, 1998.

Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser, of which $54.8 million in aggregate principal amount has been sold as of July 4, 1999. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term. The Purchaser's obligation to purchase under the purchase facility will terminate upon the occurrence of specified trigger events. The purchase facility includes various conditions to purchase and other provisions customary for securitizations of this type.

3. Line-of-Credit

On August 1, 1999, the Company renewed its unused $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly, with all principal amounts due on December 31, 2000.

4. Treasury Stock

During the three months ended July 4, 1999, the Company repurchased 841,000 shares of Common Stock at an aggregate cost of $4.3 million.

5. Contingencies

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

Second, an action was filed on July 10, 1998 against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies.

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

6. Supplemental Guarantor Financial Information

On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, "Non-Guarantor Subsidiaries").

Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

              CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 4, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       COMBINED      COMBINED
                                                         BLUEGREEN    NON-GUARANTOR SUBSIDIARY
                                                        CORPORATION   SUBSIDIARIES  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                        -----------   ------------  ----------  ------------   ------------
ASSETS
    Cash and cash equivalents .......................     $  21,223      $ 8,041     $  9,782     $      --      $  39,046
    Contracts receivable, net .......................           246          192       16,305            --         16,743
    Intercompany receivable .........................       113,965           --           --      (113,965)            --
    Notes receivable, net ...........................           577        6,982       76,706            --         84,265
    Inventory, net ..................................        19,303       14,110      113,371            --        146,784
    Investment in securities ........................            --       17,169           --            --         17,169
    Investments in subsidiaries .....................         7,980           --           --        (7,980)            --
    Other assets ....................................         8,950        3,192       12,433        (3,000)        21,575
    Property and equipment, net .....................         7,297          183       21,141            --         28,621
                                                          ---------      -------     --------     ---------      ---------
       Total assets .................................     $ 179,541      $49,869     $249,738     $(124,945)     $ 354,203
                                                          =========      =======     ========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable, accrued liabilities and other..     $   7,950      $11,017     $ 13,157     $      --      $  32,124
    Intercompany payable ............................            --       16,325       97,640      (113,965)            --
    Lines-of-credit and notes payable ...............       111,361       14,874       21,351        (3,000)       144,586
    Deferred income taxes ...........................         2,951        1,844       11,548            --         16,343
    8.00% convertible subordinated notes
        payable to related parties ..................         6,000           --           --            --          6,000
    8.25% convertible subordinated debentures .......        34,371           --           --            --         34,371
                                                          ---------      -------     --------     ---------      ---------
       Total liabilities ............................       162,633       44,060      143,696      (116,965)       233,424
                                                          =========      =======     ========     =========      =========

    Minority interest ...............................            --           --           --         1,091          1,091

SHAREHOLDERS' EQUITY
    Common stock ....................................           251            7            2            (9)           251
    Additional paid-in capital ......................       107,371          494        8,004        (8,496)       107,373
    Treasury stock ..................................        (8,797)          --           --            --         (8,797)
    Net unrealized gains ............................            --          560           --            --            560
    Retained earnings (accumulated deficit) .........       (81,917)       4,748       98,036          (566)        20,301
                                                          ---------      -------     --------     ---------      ---------
       TOTAL SHAREHOLDERS' EQUITY ...................        16,908        5,809      106,042        (9,071)       119,688
                                                          ---------      -------     --------     ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....     $ 179,541      $49,869     $249,738     $(124,945)     $ 354,203
                                                          =========      =======     ========     =========      =========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 28, 1998
                                            ----------------------------------------------------------------
                                                          COMBINED    COMBINED
                                             BLUEGREEN  NON-GUARANTOR SUBSIDIARY
                                            CORPORATION SUBSIDIARIES  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                            ----------- ------------  ----------  ------------  ------------
REVENUES
    Sales ...............................     $ 8,347     $ 3,285     $ 44,026      $     --      $ 55,658
    Management fee revenue ..............       5,318          --           --        (5,318)           --
    Other resort services revenue .......          --         267        2,209            --         2,476
    Interest income .....................         369         558        2,836            --         3,763
    Gain on sale of notes receivable ....          --       2,053           --            --         2,053
    Other income ........................         278          --           94            --           372
                                              -------     -------     --------      --------      --------
                                               14,312       6,163       49,165        (5,318)       64,322
COST AND EXPENSES
    Cost of sales .......................       2,564         959       17,345            --        20,868
    Cost of other resort services .......          --         309        1,942            --         2,251
    Management fees .....................          --         411        4,907        (5,318)           --
    Selling, general and administrative
     expenses............................       7,445       1,717       18,406            --        27,568
    Interest expense ....................       3,033         508          204            --         3,745
    Provision for loan losses............          --         115          178            --           293
                                              -------     -------     --------      --------      --------
                                               13,042       4,019       42,982        (5,318)       54,725
                                              -------     -------     --------      --------      --------

    Income before income taxes ..........       1,270       2,144        6,183            --         9,597
    Provision for income taxes ..........         508         857        2,474            --         3,839
    Minority interest in income of
       consolidated subsidiary ..........          --          --           --            18            18
                                              -------     -------     --------      --------      --------
    Income before extraordinary item.....         762       1,287        3,709           (18)        5,740
    Extraordinary loss on early
       extinguishment of debt, net ......          --          --       (1,682)           --        (1,682)
                                              -------     -------     --------      --------      --------
    Net income  .........................     $   762     $ 1,287     $  2,027      $    (18)     $  4,058
                                              =======     =======     ========      ========      ========



                                                                   THREE MONTHS ENDED JUlY 4, 1999
                                                     ----------------------------------------------------------------
                                                                   COMBINED    COMBINED
                                                      BLUEGREEN  NON-GUARANTOR SUBSIDIARY
                                                     CORPORATION SUBSIDIARIES  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                     ----------- ------------  ----------  ------------  ------------

REVENUES
    Sales .......................................     $  7,206      $  3,270      $ 52,238      $     --      $62,714
    Management fee revenue ......................        6,340            --            --        (6,340)          --
    Other resort and golf operations revenue ....           --           456         3,930            --        4,386
    Interest income .............................          292           920         2,580            --        3,792
    Other income ................................            5            14            40            --           59
                                                      --------      --------      --------      --------      -------
                                                        13,843         4,660        58,788        (6,340)      70,951
COST AND EXPENSES
    Cost of sales ...............................        2,413           859        18,452            --       21,724
    Cost of other resort and golf operations ....           --           283         3,466            --        3,749
    Management fees .............................           --           465         5,875        (6,340)          --
    Selling, general and administrative
          expenses ..............................       10,164         2,039        22,126            --       34,329
    Interest expense ............................        2,360           444           151            --        2,955
    Provision for loan losses ...................           --           (37)          825            --          788
                                                      --------      --------      --------      --------      -------
                                                        14,937         4,053        50,895        (6,340)      63,545
                                                      --------      --------      --------      --------      -------
    Income (loss) before income taxes ...........       (1,094)          607         7,893            --        7,406
    Provision (benefit) for income taxes ........         (432)          240         3,118            --        2,926
    Minority interest in income of
        consolidated subsidiary .................           --            --            --            56           56
                                                      --------      --------      --------      --------      -------
    Net income (loss) ...........................     $   (662)     $    367      $  4,775      $    (56)     $ 4,424
                                                      ========      ========      ========      ========      =======



                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 28, 1998
                                                                 -----------------------------------------------------
                                                                                COMBINED      COMBINED
                                                                 BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                 CORPORATION  SUBSIDIARIES   GUARANTORS   CONSOLIDATED
                                                                 ----------   ------------   ----------   ------------
Operating activities:
   Net cash provided (used) by operating activities .........     $ (36,955)     $ 2,404      $ 61,958      $  27,407
                                                                  ---------      -------      --------      ---------
Investing activities:
   Purchases of property and equipment ......................        (2,279)         (44)       (1,026)        (3,349)
   Sales of property and equipment ..........................           864           --             8            872
   Cash received from investment in securities ..............            --          395            --            395
                                                                  ---------      -------      --------      ---------
Net cash provided (used) by investing activities ............        (1,415)         351        (1,018)        (2,082)
                                                                  ---------      -------      --------      ---------
Financing activities:
   Proceeds from issuance of 10.5% senior
      secured notes payable .................................       110,000           --            --        110,000
   Payments on short term borrowings from
      underwriters ..........................................       (22,149)          --            --        (22,149)
   Payments under line-of-credit facilities
      and other notes payable ...............................        (6,688)      (3,565)      (59,423)       (69,676)
   Payment of debt issuance costs ...........................        (4,541)        (311)          (33)        (4,885)
   Proceeds from exercise of employee and
      director stock options ................................           273           --            --            273
                                                                  ---------      -------      --------      ---------
Net cash provided (used) by financing activities ............        76,895       (3,876)      (59,456)        13,563
                                                                  ---------      -------      --------      ---------
Net increase (decrease) in cash and cash equivalents ........        38,525       (1,121)        1,484         38,888
Cash and cash equivalents at beginning of period ............        16,100        5,186         9,779         31,065
                                                                  ---------      -------      --------      ---------
Cash and cash equivalents at end of period ..................        54,625        4,065        11,263         69,953
Restricted cash and cash equivalents at end
   of period ................................................        (2,048)      (1,427)       (7,561)       (11,036)
                                                                  ---------      -------      --------      ---------
Urestricted cash and cash equivalents at
   end of period ............................................     $  52,577      $ 2,638      $  3,702      $  58,917
                                                                  =========      =======      ========      =========




                                                                      THREE MONTHS ENDED JULY 4, 1999
                                                           ------------------------------------------------------
                                                                           COMBINED     COMBINED
                                                            BLUEGREEN    NON-GUARANTOR SUBSIDIARY
                                                           CORPORATION   SUBSIDIARIES  GUARANTORS   CONSOLIDATED
                                                           -----------   ------------  -----------  -------------
Operating activities:
   Net cash provided (used) by operating activities ....     $(10,213)     $  (387)     $  3,495      $ (7,105)
                                                             --------      -------      --------      --------
Investing activities:
   Purchases of property and equipment .................         (617)          (6)       (3,317)       (3,940)
   Sales of property and equipment .....................           --           --           619           619
   Cash received from investment in securities .........           --          582            --           582
   Loan to related party ...............................           --           --          (251)         (251)
   Principal payments received on loan to related
       party ...........................................           --           --           192           192
   Other assets ........................................         (388)          --            --          (388)
                                                             --------      -------      --------      --------
Net cash provided (used) by investing activities .......       (1,005)         576        (2,757)       (3,186)
                                                             --------      -------      --------      --------
Financing activities:
   Payments under line-of-credit facilities
      and other notes payable ..........................          (31)        (797)         (698)       (1,526)
   Payment of debt issuance costs ......................          (63)         (41)         (415)         (519)
   Payments for treasury stock .........................       (4,252)          --            --        (4,252)
   Proceeds from the exercise of employee
      and director stock options .......................           77           --            --            77
                                                             --------      -------      --------      --------
Net cash used by financing activities ..................       (4,269)        (838)       (1,113)       (6,220)
                                                             --------      -------      --------      --------
Net decrease in cash and cash equivalents ..............      (15,487)        (649)         (375)      (16,511)
Cash and cash equivalents at beginning of period .......       36,710        8,690        10,157        55,557
                                                             --------      -------      --------      --------
Cash and cash equivalents at end of period .............       21,223        8,041         9,782        39,046
Restricted cash and cash equivalents at end
   of period ...........................................       (4,993)      (8,041)       (4,423)      (17,457)
                                                             --------      -------      --------      --------
Unrestricted cash and cash equivalents at
   end of period .......................................     $ 16,230      $    --      $  5,359      $ 21,589
                                                             ========      =======      ========      ========



7. Business Segments

The Company has two reportable business segments. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis. The results of operations from sales of remaining factory-built manufactured home/lot packages and undeveloped lots previously managed under the Communities Division have been combined with the results of operations of its Residential Land and Golf Division in the current and prior periods, due to immateriality.

Required disclosures for the Company's business segments are as follows (in thousands):

As of and for the three months ended June 28, 1998

                                                                       Residential
                                                         Resorts      Land and Golf       Totals
                                                         ---------    -------------      --------
         Sales                                             $23,962        $31,696        $ 55,658
         Other resort service revenues                       2,476             --           2,476
         Depreciation expense                                  143             82             225
         Field operating profit                              3,233          8,264          11,497
         Inventory                                          61,460         48,070         109,530



As of and for the three months ended July 4, 1999

                                                                        Residential
                                                         Resorts       Land and Golf       Totals
                                                         ---------     -------------     --------
         Sales                                            $ 32,279        $30,435        $ 62,714
         Other resort and golf operations revenues           3,667            719           4,386
         Depreciation expense                                  250            191             441
         Field operating profit                              3,493          8,089          11,582
         Inventory                                         100,248         46,536         146,784


Field operating profit for reportable segments reconciled to consolidated income before income taxes (in thousands):

                                                                  Three Months Ended
                                                               -------------------------
                                                                June 28,        July 4,
                                                                  1998            1999
                                                               --------         --------
         Field operating profit for reportable segments        $ 11,497         $ 11,582
         Interest income                                          3,763            3,792
         Gain on sale of notes receivable                         2,053               --
         Other income                                               372               59
         Corporate general and administrative expenses           (4,050)          (4,284)
         Interest expense                                        (3,745)          (2,955)
         Provision for loan losses                                 (293)            (788)
                                                               --------         --------
         Consolidated income before income taxes               $  9,597         $  7,406
                                                               ========         ========



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. You may identify these statements by forward-looking words such as "may", "intend", "expect", "anticipate", "believe", "estimate", "plan" or other comparable terminology. Such forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

a) Changes in national, international or regional economic conditions that can affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates.

b) The imposition of additional compliance costs on the Company as the result of changes in any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation.

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

g) A decreased willingness on the part of banks to extend direct customer lot financing, which could result in the Company receiving less cash in connection with the sales and/or lower sales.

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

l) An increase or decrease in the number of land or resort properties subject to percentage-of-completion accounting which requires deferral of profit recognition on such projects to the extent that development is not substantially complete.

m) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments and other credit agreements which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens and pay dividends.

n) The risk of the Company incurring an unfavorable judgement in any litigation, and the impact of any related monetary or equity damages.

The Company does not undertake to update forward-looking statements, even if the Company's situation may change in the future.

GENERAL

Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. A downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company.

The Company recognizes revenue on residential land and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. The Company has been dedicating greater resources to more capital-intensive residential land and timeshare projects. As development on more of these larger projects is begun, and based on the Company's ability and strategy to pre-sell projects when minimal development has been completed, the amount of income deferred under the percentage-of-completion method of accounting may increase significantly.

Costs associated with the acquisition and development of timeshare resorts and residential land properties, including carrying costs such as interest and taxes, are capitalized as real estate and development costs and are allocated to cost of real estate sold as the respective revenue is recognized.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. As the Company's timeshare revenues grow as a percentage of total revenues, the Company believes that the fluctuations in revenues due to seasonality may be mitigated. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements). No assurances can be given that the amount of revenue deferred under the percentage-of-completion accounting method will not increase.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three months ended June 28, 1998 or July 4, 1999. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

The Company's real estate operations are managed under two divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis. The results of operations from sales of remaining factory-built manufactured home/lot packages and undeveloped lots, previously managed under the Company's Communities Division, have been combined with the results of operations of the Residential Land and Golf Division in the current and prior periods, due to immateriality.

Inventory is carried at the lower of cost, including costs of improvements and amenities, incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's revenues historically has been and is expected to continue to be comprised of gains on sales of loans. The gains are recorded in the Company's revenues and retained interests in the portfolio are recorded on its balance sheet (as investments in securities) at the time of sale. The amount of gains recorded is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the future when the retained interests are realized, except for the effect of reduced interest accretion on the

Company's retained interest, which would be recognized each period the retained interests are held. If actual defaults with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the future when the retained interests are realized. There can be no assurances that the carrying value of the Company's investment in securities will be fully realized or that future loan sales will result in gains.

Results of Operations

(Dollars in  Thousands)                                                                 Residential
                                                                Resorts                 Land and Golf                 Total
                                                       ---------------------     -----------------------     ---------------------
Three Months Ended June 28, 1998
         Sales                                         $ 23,962        100.0%    $ 31,696          100.0%    $ 55,658        100.0%
         Cost of sales (1)                               (6,217)       (25.9)     (14,651)         (46.2)     (20,868)       (37.5)
                                                       --------        -----     --------          -----     --------        -----
         Gross profit                                    17,745         74.1       17,045           53.8       34,790         62.5
         Other resort operations revenue                  2,476         10.3           --             --        2,476          4.4
         Cost of other resort operations                 (2,251)        (9.4)          --             --       (2,251)        (4.0)
         Field selling, general and administrative
            expenses (2)                                (14,737)       (61.5)      (8,781)         (27.7)     (23,518)       (42.3)
                                                       --------        -----     --------          -----     --------        -----
         Field operating profit (3)                    $  3,233         13.5%    $  8,264           26.1%    $ 11,497         20.6%
                                                       ========        =====     ========          =====     ========        =====

Three Months Ended July 4, 1999
         Sales                                         $ 32,279        100.0%    $ 30,435          100.0%    $ 62,714        100.0%
         Cost of sales (1)                               (7,546)       (23.4)     (14,178)         (46.6)     (21,724)       (34.6)
                                                       --------        -----     --------          -----     --------        -----
         Gross profit                                    24,733         76.6       16,257           53.4       40,990         65.4
         Other resort and golf operations revenue         3,667         11.4          719            2.4        4,386          7.0
         Cost of resort and golf operations              (2,840)        (8.8)        (909)          (3.0)      (3,749)        (6.0)
         Field selling, general and administrative
            expenses (2)                                (22,067)       (68.4)      (7,978)         (26.2)     (30,045)       (47.9)
                                                       --------        -----     --------          -----     --------        -----
         Field operating profit (3)                    $  3,493         10.8%    $  8,089           26.6%    $ 11,582         18.5%
                                                       ========        =====     ========          =====     ========        =====


(1) Cost of sales represents the cost of inventory including the cost of improvements, amenities and in certain cases previously capitalized interest and real estate taxes.

(2) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.1 million and $4.3 million for the three months ended June 28, 1998 and July 4, 1999, respectively.

(3) The tables presented above outline selected financial data. Accordingly, interest income, interest expense, provisions for losses, other income and income taxes have been excluded.

Sales

Consolidated sales increased 12.7% from $55.7 million for the three-month period ended June 28, 1998 (the "1999 Quarter") to $62.7 million for the three-month period ended July 4, 1999 (the "2000 Quarter"). Increases in Resorts Division sales during the 2000 Quarter were partially offset by lower Residential Land and Golf Division sales.

As of July 4, 1999, approximately $4.0 million in estimated income on sales of $9.3 million was deferred under percentage-of-completion accounting. At March 28, 1999, approximately $5.0 million in estimated income on sales of $11.4 million was deferred and is included on the Condensed Consolidated Balance Sheet under the caption Deferred Income.

Resorts Division. During the 1999 and 2000 Quarters, sales of Timeshare Interests contributed $24.0 million or 43.1% and $32.3 million or 51.4%, respectively, of the Company's total consolidated sales.

The following tables set forth information for sales of Timeshare Interests associated with the Company's Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                        Three Months Ended,
                                                       --------------------
                                                       June 28,      July 4,
                                                         1998         1999
                                                       -------      -------
         Number of Timeshare Interests sold              2,794       3,550
         Average sales price per Timeshare Interest     $8,479      $8,929
         Gross margin                                     74.1%       76.6%

The increase in the number of Timeshare Interests sold during the 2000 Quarter was due in part to sales of 496 Timeshare Interests at the new phase of the Company's Orlando's Sunshine Resort in Orlando, Florida ("OSR II") during the 2000 Quarter with no corresponding sales during the 1999 Quarter. Once construction is completed, OSR II will consist of 60 two-bedroom vacation homes and will feature an outdoor pool, jacuzzi, lighted tennis courts and a clubhouse. OSR II is estimated to be sold out by the end of fiscal 2000, which is estimated to generate an additional $33.5 million in sales after the 2000 Quarter. There can be no assurances that such sell-out of OSR II will occur or that such estimated sales will be realized during fiscal 2000.

In addition, the Company sold 316 Timeshare Interests at Phase II of the Company's Shore Crest resort in Myrtle Beach, South Carolina ("Shore Crest II") during the 2000 Quarter with no corresponding sales during the 1999 Quarter. Shore Crest II consists of 114 two-bedroom vacation homes featuring balconies overlooking the creeks and marshes of the North Myrtle Beach area, an outdoor pool and "lazy river" amenity and is across the street from the Company's ocean front Shore Crest Vacation Villas. As of July 4, 1999, estimated remaining life-of-project sales (aggregate sales of the existing, currently under construction and planned Timeshare Interests at current retail prices) of Shore Crest II were $70.1 million.

Sales at the Company's Lodge Alley Inn resort in Charleston, South Carolina, which was acquired in September 1998, consisted of 63 Timeshare Interests during the 2000 Quarter. The Lodge Alley Inn is an 89-room resort in the historic district of Charleston and represents the Company's first "urban" timeshare product. During the sell-out period, the Lodge Alley Inn is operated as a hotel. The hotel generated pre-tax income of approximately $300,000 during the 2000 Quarter, which is reflected in other resort revenues and related costs on the statement of income.

Sales of the Company's existing resorts, other than Shore Crest II, OSR II and Lodge Alley Inn, decreased by 119 intervals during the 2000 Quarter as compared to the 1999 Quarter, due primarily to the Company's focus on selling its OSR II Timeshare Interest inventory at various sales sites throughout the Resorts Division.

Average sales price per Timeshare Interest increased during the 2000 Quarter primarily due to an increase in the average sales price at the Company's Falls Village resort from $8,812 during the 1999 Quarter to $10,631 during the 2000 Quarter. This increase is due to increased sales prices of the Company's Falls Village Timeshare Interest inventory in connection with the introduction of the Company's points-based vacation club concept during fiscal 1999. Not all of the Company's sales prices per interval increased as a result of the conversion of interval sales prices to sales prices per vacation club point.

The Resorts Division's gross margin increased during the 2000 Quarter primarily due to the increased average sales prices at the Falls Village resort discussed above and the approximately 80% gross margin generated by sales of the Company's OSR II inventory. In addition, the Company recognized approximately $300,000 of fees charged to existing timeshare owners to convert their fixed-weeks into points-based Timeshare Interests in the Company's vacation club program ("Conversions"). The costs of Conversions to the Company are minimal. Also, Bluegreen Properties N.V. ("BPNV"), the Company's 50%-owned joint venture in Aruba, recognized approximately $230,000 in revenue with no corresponding costs of sales during the 2000 Quarter, pursuant to a sales and marketing agreement whereby BPNV sells Timeshare Interests on behalf of a third party in Aruba.

Other resort revenues and related costs increased 48.1% and 26.2%, respectively, during the 2000 Quarter, primarily due to the results of the hotel operations at the Company's Lodge Alley Inn resort, as previously discussed.

Field selling, general and administrative ("SG&A") expenses increased as a percentage of sales for the Resorts Division during the 2000 Quarter due to $1.4 million of expenses incurred in connection with the winding down of operations at the Company's Orlando, Florida sales office as compared to approximately $600,000 of sales generated. In July 1999, the Company decided to sell its OSR II Timeshare Interest inventory exclusively through certain of its other vacation club sales offices in less competitive markets than Orlando. Marketing costs in Orlando were also significantly higher than in other markets where the Company operates. In addition, the Company began a more aggressive marketing program at its Charleston sales office, the start-up of which generated $728,000 of SG&A expenses as compared to $870,000 in sales generated. High operating expenses continued at the Company's recently opened Jeffersonville, Indiana off-site sales office (serving the Louisville, Kentucky market) which increased the overall percentage of field SG&A in relation to total resort sales as compared to the 1999 Quarter. The Jeffersonville office, however, generated a field operating profit for the first time in the 2000 Quarter.

RESIDENTIAL LAND AND GOLF DIVISION. During the 1999 and 2000 Quarters, residential land and golf sales contributed $31.7 million or 56.9% and $30.4 million or 48.6%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage of completion method of accounting.

                                              Three Months Ended
                                            --------------------
                                             June 28,     July 4,
                                              1998         1999
                                            -------      -------
         Number of parcels sold                 645          534
         Average sales price per parcel     $49,495      $51,391
         Gross margin                          53.8%        53.4%

The aggregate number of parcels sold decreased from the 1999 Quarter to the 2000 Quarter primarily due to the following:

o One of the primary reasons for the decrease in the number of parcels sold during the 2000 Quarter represented a positive event. The sale of inventory in areas of the country which are no longer part of the Company's focused residential land and golf business decreased from 67 sales to 20 sales in the 1999 Quarter and 2000 Quarter, respectively, due to fewer parcels of such inventory being available for sale during the 2000 Quarter as compared to the 1999 Quarter. This reduction in the sales of such inventory parcels had a positive impact on average sales price as these lots are typically sold at reduced prices to liquidate the inventory.

o Lot sales at The Landing at Southport, located in Southport, North Carolina decreased from 47 parcels sold to 22 parcels sold during the 1999 Quarter and 2000 Quarter, respectively. The property held its grand opening in the 1999 Quarter, resulting in high initial sales volume. As the property approached its sell-out phase in the 2000 Quarter, the number of parcels available for sale declined.

o Combined sales at the Company's two Tennessee land properties, Crystal Cove and Woodlake, decreased from 60 parcels sold in the 1999 Quarter to 29 parcels sold in the 2000 Quarter. Sales at Crystal Cove have been temporarily paused due to a delay in the recording of a revised plat on a section of the property. Sales at Woodlake decreased as the property is approaching the sell-out phase and less inventory is available.

The average sales price per parcel increased by $1,896 during the 2000 Quarter as compared to the 1999 Quarter, due in part to fewer sales of inventory in areas where the Company's business is no longer focused, as discussed above. In addition, average sales price per parcel at The Landing at Southport increased from $47,806 in the 1999 Quarter to $70,986 in the 2000 Quarter. The 2000 Quarter included sales of larger acreage, waterfront parcels, compared to lower-priced interior lot sales in the 1999 Quarter. Average sales prices at Winding River Plantation in North Carolina and properties located in Dallas, Texas increased approximately $9,000 per parcel. This is primarily the result of the opening of new higher-priced phases of existing properties, some of which feature water-access parcels.

There were no golf operations revenues and related costs in the 1999 Quarter as the first 18 holes of the Company's Carolina National Golf Club did not open for play until July 1998.

GAIN ON SALE OF NOTES RECEIVABLE

During the 1999 Quarter, the Company recognized a $2.1 million gain on sale of notes receivable under a timeshare receivables purchase facility more fully described under "Liquidity and Capital Resources - Credit Facilities for Timeshare Receivables and Inventories". There were no such sales during the 2000 Quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A EXPENSES")

The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $27.6 million and $34.3 million for the three months ended June 28, 1998 and July 4, 1999, respectively. As a percentage of total revenues, S, G & A Expenses were 42.9% and 48.4% for the 1999 Quarter and 2000 Quarter, respectively.

The increase in S, G & A Expenses as a percentage of revenues in the 2000 Quarter was the result of the growth of the Resorts Division (from 43% of sales to 51% of consolidated sales during the 1999 Quarter and 2000 Quarter, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division, and due to unusually higher S, G & A Expenses for the Resorts Division (due to reasons previously discussed under "Resorts Division").

INTEREST EXPENSE

Interest expense totaled $3.7 million and $3.0 million for the 1999 Quarter and 2000 Quarter, respectively. The 21.2% decrease in interest expense for the 2000 Quarter was primarily due to an increase in the amount of interest capitalized to inventory for the Company's resort and residential land and golf projects under development. Capitalized interest totaled approximately $924,000 and $1.7 million during the 1999 Quarter and 2000 Quarter, respectively. The increase in interest capitalized was commensurate with the increase in the average inventory balance during these periods.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses totaling $293,000 and $788,000 during the 1999 Quarter and 2000 Quarter, respectively. The increase in the provision was due to an increase in the notes receivable portfolio during the 2000 Quarter as compared to the 1999 Quarter. The increase in the portfolio is due to increased timeshare loans (where historical default rates exceed those for land loans), and therefore higher provisions were recorded.

The allowance for loan losses by division as of March 28, 1999 and July 4, 1999 was (amounts in thousands):

                                                                                   Residential
                                                                      Resorts     Land and Golf
                                                                      Division       Division       Other       Total
                                                                      --------    --------------    ------     --------
        March 28, 1999
                 Notes receivable                                     $ 54,384       $ 11,105       $1,209     $ 66,698
                 Less:  allowance for loan losses                       (1,983)          (335)          --       (2,318)
                                                                      --------       --------       ------     --------
                 Notes receivable, net                                $ 52,401       $ 10,770       $1,209     $ 64,380
                                                                      ========       ========       ======     ========
                 Allowance as a % of gross notes receivable                3.6%           3.0%          -%          3.5%
                                                                      ========       ========       ======     ========

         July 4, 1999
                 Notes receivable                                     $ 70,978       $ 10,316       $1,060     $ 82,354
                 Less:  allowance for loan losses                       (1,983)          (333)          --       (2,316)
                                                                      --------       --------       ------     --------
                 Notes receivable, net                                $ 68,995       $  9,983       $1,060     $ 80,038
                                                                      ========       ========       ======     ========
                 Allowance as a % of gross notes receivable                2.8%           3.2%          -%          2.8%
                                                                      ========       ========       ======     ========


The allowance for loan losses as a percentage of the gross notes receivable balance decreased at July 4, 1999, for the Resorts Division, as the Company did not provide an allowance for approximately $12.5 million of notes receivable which are expected to be sold during the three months ended October 3, 1999, through the Company's non-recourse timeshare receivable purchase facility (see "Liquidity and Capital Resources").

Other notes receivable primarily include secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf Division. The Company monitors the collectibility of these notes and has deemed them to be collectible based on various factors, including the value of the underlying collateral.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased as a percentage of income before taxes from 40.0% to 39.5% during the 1999 Quarter and 2000 Quarter, respectively. The decrease was primarily due to continued state tax savings generated by a legal restructuring of the Company's subsidiaries in a state where the Company has significant operations.

EXTRAORDINARY ITEM

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Quarter in connection with the Offering of the Notes described in Note 6 of Notes to Condensed Consolidated Financial Statements, contained elsewhere herein.

Summary

Based on the factors discussed above, the Company's net income increased from $4.1 million to $4.4 million in the 1999 Quarter and 2000 Quarter, respectively.

CHANGES IN FINANCIAL CONDITION

Consolidated assets of the Company increased $5.1 million from March 28, 1999 to July 4, 1999. This increase is primarily due to a net $4.2 million increase in inventory, primarily due to the capitalization of $1.7 million of interest expense to inventory and $21.4 million of development spending on the Company's resort and residential land properties partially offset by inventory sold during the period. The remaining increase in total assets is due to development spending on the Company's Carolina National Golf Club (included in property and equipment) and is partially offset by the decrease in contracts receivable on the Company's residential land and golf sales due to increased volume of lot closings on sales recognized in the fourth quarter of fiscal 1999 and lower new sales volume during the 2000 Quarter. Another significant increase was the $15.7 million increase in the net notes receivable balance, primarily due to new notes receivable generated from the sale of timeshare interests during the 2000 Quarter. The Company did not sell any notes receivable pursuant to its timeshare receivable purchase facility (see "Liquidity and Capital Resources") during the 2000 Quarter.

Consolidated liabilities increased $4.7 million from March 28, 1999 to July 4, 1999. The increase is due to an $8.9 million hypothecation of timeshare notes receivable and $1.1 million hypothecation of Residential Land and Golf Division notes receivable under existing receivable financing facilities (see "Liquidity and Capital Resources"). This increase was partially offset by the recognition of $937,000 of income previously deferred due to the percentage-of-completion method of accounting, a $3.3 million decrease in accrued interest expense and a $1.3 million decrease in the liability for funds held on behalf of third parties for whom the Company services notes receivable.

Total stockholders' equity increased $338,000 during the 2000 Quarter, primarily due to net income of $4.4 million and $167,000 of proceeds and related income tax benefits from the exercise of stock options. These increases were partially offset by the Company's repurchase of $4.3 million of Common Stock (841,000 shares) to be held in treasury pursuant to a stock repurchase program authorized up to 2.0 million shares. The Company's book value per common share increased from $4.76 to $4.77 at March 28, 1999 and July 4, 1999, respectively. The debt-to-equity ratio increased from 1.49:1 to 1.54:1 at March 28, 1999 and July 4, 1999, respectively, primarily due to the treasury stock purchases discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales, (ii) down payments on lot and timeshare sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations and satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND INVENTORIES

The Company maintains various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

On June 26, 1998, the Company executed a timeshare receivables purchase facility with a financial institution. Under the purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company may sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the

Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold is paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4%, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. If the Company does not sell to such financial institution during the term of the Purchase Facility notes receivable with cumulative principal amount of at least $99 million, the return to the purchaser will increase by .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. The Company's special purpose finance subsidiary is required to maintain a specified overcollaterlization level and a cash reserve account. Receivables are sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a transaction of this type. The Purchase Facility has a term of two years. During fiscal 1999, the Company sold approximately $54.8 million in aggregate principal amount of timeshare receivables under the Purchase Facility for a purchase price equal to 97% of the principal balance. There were no such sales during the 2000 Quarter.

The Company has a two-year, $35 million timeshare receivables warehouse loan facility, which expires in June 2000, with the same financial institution. Loans under the warehouse facility will bear interest at LIBOR plus 2.75%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The warehouse facility includes affirmative, negative and financial covenants and events of default. On June 30, 1999, the Company borrowed $8.9 million under the warehouse facility, which will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan, but in no event later than June 26, 2000. The Company is currently negotiating an extension of the maturity date on this recent borrowing. There can be no assurances that such negotiations will be successful.

In addition, the same financial institution referred to in the preceding paragraphs has provided the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period, which expires in October 2000, and has a term of seven years, maturing in October 2005. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3.0%. With respect to any inventory financed under the facility, the Company will be required to have provided equity equal to at least 15% of the approved project costs. In connection with the facility, the Company will also be required to pay certain fees and expenses to the financial institution. As of July 4, 1999, the Company has not incurred any debt under the acquisition and development facility.

CREDIT FACILITIES FOR RESIDENTIAL LAND AND GOLF RECEIVABLES AND INVENTORIES

The Company has a $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division Receivables. The Company has historically used the facility as a warehouse until it accumulates a sufficient quantity of residential land and golf receivables to sell under a private placement REMIC transaction not registered under the Securities Act. There can be no assurances that the Company will accumulate a sufficient quantity of receivables to make a REMIC transaction viable. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land and Golf Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At July 4, 1999, the outstanding principal balances under the receivables and development portions of this facility were approximately $6.0 million and $700,000, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

The Company has a $35 million revolving credit facility, which expires in April 2000, with a financial institution. The Company expects to use this facility to finance the acquisition and development of residential land projects and, potentially to finance land receivables. The facility, when drawn upon, will be secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.5%. As of July 4, 1999, the Company has not incurred any debt under the revolving credit facility.

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

Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of residential land and golf properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through lot releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 50%) of the parcels in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

OTHER CREDIT FACILITY

On August 1, 1999, the Company renewed its $5 million, unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.5%. Interest is due monthly and all principal amounts are due on December 31, 2000. Through July 4, 1999, the Company has not borrowed any amounts under the line.

SUMMARY

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Resorts Division. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus the Residential Land and Golf Division on larger more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as the Southeast, Southwest, Rocky Mountains and Western regions of the United States and to replenish its residential land and golf inventory in such regions as existing projects are sold-out.

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of July 4, 1999 is approximately $175.4 million (based on current costs), expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. Based on outstanding borrowings at July 4, 1999, and the credit facilities described above, the Company has approximately $104.5 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. This amount does not include the remaining $45.2 million of unused capacity under the Purchase Facility or the $15.0 million of gross proceeds to the Company upon the sale of the remaining 1.8 million shares of Common Stock to the Funds under the Stock Agreement. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

The Company's credit facilities and other outstanding debt include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the payment of dividends and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default. No assurances can be given that such covenants will not limit the Company's ability to satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

IMPACT OF YEAR 2000

The Company is devoting resources to minimize the risk of potential disruption from the "year 2000 (`Y2K') problem". This problem results from computer programs having been written using two digits (rather than four) to store date information. Information technology ("IT") systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to "non-IT" (operation and control) systems that rely on embedded microchips that may be date sensitive. In addition, like other business enterprises, the Company has a risk from Y2K failures on the part of its major business counterparts, including financial institutions, suppliers, contractors and service providers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

STATE OF READINESS

The Company's plan to resolve the Y2K issue involves the following three phases:
Assessment, Remediation, and Testing. The Assessment phase includes identifying all IT and non-IT systems currently being used by the Company and determining whether the systems are Y2K compliant (based on vendor representations or system documentation) and if not, identifying the tasks necessary to address the related issues. The Assessment phase also includes obtaining information regarding the Y2K state of readiness of third parties that the Company depends on to provide materials or services, whether or not the Company's computer systems interface with those of the third party. The Company has completed its assessment of its IT and non-IT systems. The Company is still in the process of assessing the Y2K readiness of several identified third parties that, if their own systems are not Y2K compliant, could cause an interruption in the Company's business. Information about third parties is being obtained by direct written correspondence or by reviewing the Y2K disclosures of third parties in public filings with the Securities and Exchange Commission, as applicable. The Company anticipates completing its assessment of the third parties identified as "critical" by August 31, 1999. There can be no assurances as to the accuracy of the representations made to the Company by third parties regarding the Y2K issue and whether interruptions to the Company's operations caused by the Y2K issue's impact on a third party's operations would have a material adverse effect on the Company.

The Remediation phase involves executing the tasks identified during the Assessment phase as necessary to make the Company's systems Y2K compliant. The Company has developed a detail project plan, which includes each system identified during the Assessment phase, a description of the tasks necessary to achieve Y2K compliance, a projected timetable for completion and an assignment of responsibility for completing the work. As several of the Company's critical systems are already Y2K compliant and will require no reprogramming, management estimates that the Company is approximately 90% complete with the Remediation phase. Remaining tasks are anticipated to be completed by October 31, 1999, and primarily include installing vendor-supplied software upgrades. The Remediation phase also includes identifying alternative vendors to replace any third parties who, based on information about Y2K readiness obtained during the Assessment phase, are estimated to cause a critical interruption to the Company's business based on the third party's inability to address the Y2K issue by January 1, 2000. The Company intends to address this portion of the Remediation phase as soon as practicable after the completion of the Assessment phase for third parties. There can be no assurances that alternative third parties will be available or that the Company will be able to modify its existing business relationships to new vendors in a timely manner or at costs that are not materially higher than current expenses for these vendors.

The Testing phase involves establishing a test environment, performing system testing and evaluating the results. The Company intends to test all of its critical systems, including its sales and marketing systems, financial accounting systems, customer service systems and payroll systems to ensure that vendor representations as to Y2K compliance are accurate and that there are no issues relative to system interfaces. No testing has occurred as of

July 4, 1999. The Company will be commencing the testing process in August 1999, with all critical systems anticipated to be tested by October 31, 1999. There can be no assurances that vendor representations regarding the Y2K compliance of a critical system may not prove to be inaccurate or that new Y2K issues may not be discovered during the Testing phase.

COST

The Company will utilize both internal and external resources to remediate and test its systems regarding the Y2K issue. The total cost of the Y2K project is estimated to be $460,000 and is being funded through operating cash flows. Through July 4, 1999, the Company has incurred $142,000, of which $114,000 has been capitalized and $28,000 has been expensed. Of the total remaining project costs, approximately $283,000 is attributable to the purchase of new software and equipment, which will be capitalized. The remaining $35,000 relates to external costs of repairing existing software and hardware and testing systems. All internal payroll costs relating to the assessment, remediation and testing phases of the Y2K project are expensed as incurred and are excluded from the above amounts.

RISK

Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above the Company has not yet completed all necessary phases of the Y2K project. The most reasonably likely worst case scenario, in the event that the Company does not complete certain critical phases or that the testing phase uncovers previously unforeseen Y2K issues would be an inability (other than by manual means) to write sales contracts, collect payments, make cash disbursements to employees or vendors or make reservations for customers. Also, potential disruptions in the areas in which the Company must rely on third parties whose systems may not work properly after January 1, 2000 could affect important operations of the Company, either directly or indirectly, in a significant manner, and have a material adverse effect on its results of operations and financial condition. In addition, as is the case for most companies involved in Y2K system modifications, disruptions in the general economy resulting from Y2K issues could also materially adversely affect the Company's ability to market and sell its products. The Company could also be subject to litigation for computer system failure, equipment shutdown at its resort facilities or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K program. The Company plans to evaluate the status of completion in September 1999 and, if necessary, develop contingency plans for any systems and/or third party relationships that are not expected to be Y2K compliant by January 1, 2000.

The preceding Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Y2K testing, adequate resolution of Y2K issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Y2K discussion speak only as of the date on which such statement is made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since March 28, 1999.

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

         Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. Subsequent to the filing of such Form 10-K, no material developments have occurred with respect to such litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on July 28, 1999, the shareholders voted on the matters listed below and in the proxy materials dated June 28, 1999. The results of voting were as follows:


                                                                                                    Shares Voted
                                                                                ------------------------------------------------
                                                                                  For          Against      Abstain      Total
                                                                                ----------     -------      -------   ----------
         Elect each of the following persons as directors of the Company for a three year term:
               Joseph C. Abeles                                                 23,275,242     128,676         --     23,403,918
               Ralph A. Foote                                                   23,275,968     127,950         --     23,403,918
               Joseph M. Zuber                                                  23,277,179     126,739         --     23,403,918

         Ratify the appointment of Ernst & Young LLP
            as independent auditors of the Company
            for the fiscal year ending April 2, 2000                            23,384,386       7,702     11,830     23,403,918

         The Company has a classified Board of Directors


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.151 - Modification No. 1 to the Loan Agreement and Renewal Promissory Note dated August 1, 1999 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $5 million, unsecured revolving line-of-credit due December 31, 2000.

(b) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BLUEGREEN CORPORATION
                                      (Registrant)



Date:  August 17, 1999                By: /s/ George F. Donovan
                                          -------------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer


Date:  August 17, 1999                By: /s/ John F. Chiste
                                          -------------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  August 17, 1999                By: /s/ Anthony M. Puleo
                                          -------------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)