Form 10-Q
period 1999-10-03
BLUEGREEN CORP
filed 1999-11-17
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 3, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:       0-19292

                             BLUEGREEN CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                                                03-0300793
- -------------------------------------------------------                       --------------------------------------
     (State or other jurisdiction of                                                    (I.R.S. Employer
     incorporation or organization)                                                     Identification No.)

     4960 Blue Lake Drive, Boca Raton, Florida                                                33431
- --------------------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                               (Zip Code)


                                 (561) 912-8000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of November 12, 1999, there were 25,127,756 shares of Common Stock, $.01 par value per share, issued, 2,166,100 treasury shares and 22,961,656 shares outstanding.

                             BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.        FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AT
                    MARCH 28, 1999 AND OCTOBER 3, 1999 ..........................................    3

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                    ENDED SEPTEMBER 27, 1998 AND OCTOBER 3, 1999 ................................    4

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS
                    ENDED SEPTEMBER 27, 1998 AND OCTOBER 3, 1999 ................................    5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
                    ENDED SEPTEMBER 27, 1998 AND OCTOBER 3, 1999 ................................    6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................    8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................   17

ITEM 3.        QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ...............................................   30

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ................................................................   30

ITEM 2.        CHANGES IN SECURITIES ............................................................   31

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ..................................................   31

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................   31

ITEM 5.        OTHER INFORMATION ................................................................   31

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .................................................   31

SIGNATURES....................................................................................      32




PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             BLUEGREEN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           MARCH 28,        OCTOBER 3,
                                                                            1999              1999
                                                                         -----------       ------------
                                                                           (NOTE)          (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $15.8 million and $14.4 million at
   March 28, 1999 and October 3, 1999, respectively) ............         $  55,557          $  43,842
Contracts receivable, net .......................................            20,167             11,448
Notes receivable, net ...........................................            64,380             83,439
Notes receivable from related party .............................             4,168                 --
Inventory, net ..................................................           142,628            172,279
Investment in securities ........................................            17,106             15,717
Property and equipment, net .....................................            26,052             30,532
Other assets ....................................................            19,064             23,460
                                                                          ---------          ---------
   TOTAL ASSETS .................................................         $ 349,122          $ 380,717
                                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable ................................................         $   6,207          $   5,945
Accrued liabilities and other ...................................            25,362             15,472
Deferred income .................................................             5,792              4,209
Deferred income taxes ...........................................            13,507             20,077
Receivable-backed notes payable .................................             9,884             15,918
Lines-of-credit and notes payable ...............................            17,615             43,126
10.50% senior secured notes payable .............................           110,000            110,000
8.00% convertible subordinated notes payable to related
    parties .....................................................             6,000              6,000
8.25% convertible subordinated debentures .......................            34,371             34,371
                                                                          ---------          ---------
   TOTAL LIABILITIES ............................................           228,738            255,118

Minority interest ...............................................             1,035                920

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..................................................                --                 --
Common stock, $.01 par value, 90,000 shares
   authorized; 25,063 and 25,128 shares issued at March 28, 1999
   and October 3, 1999,  respectively ...........................               251                251
Additional paid-in capital ......................................           107,206            107,390
Treasury stock, 968 and 2,034 common shares at cost at
    March 28, 1999 and October 3, 1999, respectively ............            (4,545)            (9,964)
Net unrealized gains on investments available-for-sale, net
   of income taxes ..............................................               560                838
Retained earnings ...............................................            15,877             26,164
                                                                          ---------          ---------
   TOTAL SHAREHOLDERS' EQUITY ...................................           119,349            124,679
                                                                          ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................         $ 349,122          $ 380,717
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

                             BLUEGREEN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                          -------------------------------
                                                          SEPTEMBER 27,       OCTOBER 3,
                                                              1998               1999
                                                          -------------       -----------
REVENUES:
   Sales ...........................................         $ 61,403          $ 65,653
   Other resort and golf operations revenue ........            3,470             4,401
   Interest income .................................            3,487             4,099
   Gain on sale of notes receivable ................               --               884
   Other income ....................................                5               228
                                                             --------          --------
                                                               68,365            75,265
COSTS AND EXPENSES:
   Cost of sales ...................................           21,539            21,098
   Cost of other resort and golf operations ........            3,025             3,970
   Selling, general and administrative expenses ....           30,985            35,718
   Interest expense ................................            3,362             3,674
   Provision for loan losses .......................              599             1,536
                                                             --------          --------
                                                               59,510            65,996
                                                             --------          --------

Income before income taxes .........................            8,855             9,269
Provision  for income taxes ........................            3,542             3,577
Minority interest in loss of consolidated subsidiary             (147)             (170)
                                                             --------          --------
NET INCOME .........................................        $   5,460          $  5,862
                                                             ========          ========

EARNINGS PER COMMON SHARE:

Basic ..............................................         $   0.25          $   0.25
                                                             ========          ========
Diluted ............................................         $   0.21          $   0.22
                                                             ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ..............................................           21,915            23,197
                                                             ========          ========
Diluted ............................................           28,965            29,527
                                                             ========          ========

See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                  SEPTEMBER 27,       OCTOBER 3,
                                                                     1998               1999
                                                                  -------------       ----------
REVENUES:
   Sales .................................................         $ 117,060          $ 128,365
   Other resort and golf operations revenue ..............             5,946              8,789
   Interest income .......................................             7,249              7,891
   Gain on sale of notes receivable ......................             2,053                884
   Other income ..........................................               378                287
                                                                   ---------          ---------
                                                                     132,686            146,216

COSTS AND EXPENSES:
   Cost of sales .........................................            42,407             42,822
   Cost of other resort and golf operations ..............             5,277              7,718
   Selling, general and administrative expense ...........            58,553             70,047
   Interest expense ......................................             7,106              6,630
   Provision for loan losses .............................               892              2,324
                                                                   ---------          ---------
                                                                     114,235            129,541
                                                                   ---------          ---------

Income before income taxes ...............................            18,451             16,675
Provision  for income taxes ..............................             7,381              6,503
Minority interest in loss of consolidated subsidiary .....              (129)              (115)
                                                                   ---------          ---------
Income before extraordinary item .........................            11,199             10,287
Extraordinary loss on early extinguishment of debt, net of
   income taxes ..........................................            (1,682)                --
                                                                   ---------          ---------
NET INCOME ...............................................         $   9,517          $  10,287
                                                                   =========          =========

EARNINGS PER COMMON SHARE:
Basic:
   Income before extraordinary item ......................         $    0.53          $    0.44
   Extraordinary loss on early extinguishment of debt,
      net of income taxes.................................             (0.08)                --
                                                                   ---------          ---------
   Net income ............................................         $    0.45          $    0.44
                                                                   =========          =========

Diluted:
   Income before extraordinary item ......................         $    0.43          $    0.38
   Extraordinary loss on early extinguishment of debt,
      net of income taxes.................................             (0.06)                --
                                                                   ---------          ---------
   Net income ............................................         $    0.37          $    0.38
                                                                   =========          =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ....................................................            21,132             23,315
                                                                   =========          =========
Diluted ..................................................            28,235             29,688
                                                                   =========          =========

See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                         ---------------------------------
                                                                         SEPTEMBER 27,          OCTOBER 3,
                                                                             1998                   1999
                                                                         ----------------     ------------
OPERATING ACTIVITIES:
   Net income .....................................................         $   9,517          $ 10,287
   Adjustments to reconcile net income to net
      cash flow provided (used) by operating activities:
         Extraordinary loss on early extinguishment of debt,
            net of taxes ..........................................             1,682                --
         Minority interest in loss of consolidated subsidiary .....              (129)             (115)
         Depreciation and amortization ............................             1,271             2,117
         Gain on sale of notes receivable .........................            (2,053)             (884)
         (Gain) loss on sale of property and equipment ............              (276)               89
         Loss on exchange of REMIC certificates ...................                --               179
        Provision for loan losses .................................               892             2,324
        Provision for deferred income taxes .......................             7,381             6,503
        Interest accretion on investment in securities ............              (998)           (1,223)
         Proceeds from sale of notes receivable ...................            31,305            18,742
        Proceeds from borrowings collateralized by notes
            receivable ............................................             2,671            13,065
        Payments on borrowings collateralized by notes receivable .            (2,180)           (6,726)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Contracts receivable ........................................             1,585             8,718
      Notes receivable ............................................           (26,372)          (39,717)
      Inventory ...................................................           (14,735)          (11,729)
      Other assets ................................................            (3,127)           (4,017)
      Accounts payable, accrued liabilities and other .............             2,037           (11,493)
                                                                            ---------          --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..................             8,471           (13,880)
                                                                            ---------          --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ............................            (6,697)           (5,670)
   Sales of property and equipment ................................               898               692
   Cash received from investment in securities ....................               786             2,699
   Loan to related party ..........................................                --              (256)
   Principal payments received on loans to related party ..........                --               459
   Other assets ...................................................                --              (408)
                                                                            ---------          --------
NET CASH USED BY INVESTING ACTIVITIES .............................            (5,013)           (2,484)
                                                                            ---------          --------
FINANCING ACTIVITIES:
   Proceeds from issuance of 10.5% senior secured notes payable ...           110,000                --
   Payment under short-term borrowings from underwriters ..........           (22,149)               --
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ..........................................                --            14,025
   Payments under line-of-credit facilities and other notes payable           (71,571)           (2,541)
   Payment of debt issuance costs .................................            (5,183)           (1,510)
   Proceeds from issuance of Common Stock .........................            24,345                --
   Payments for treasury stock ....................................                --            (5,419)
   Proceeds from exercise of employee and director stock options ..               355                94
                                                                            ---------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........................            35,797             4,649
                                                                            ---------          --------
Net increase (decrease) in cash and cash equivalents ..............            39,255           (11,715)
Cash and cash equivalents at beginning of period ..................            31,065            55,557
                                                                            ---------          --------
Cash and cash equivalents at end of period ........................            70,320            43,842
Restricted cash and cash equivalents at end of period .............           (15,595)          (14,370)
                                                                            ---------          --------
Unrestricted cash and cash equivalents at end of period ...........         $  54,725          $ 29,472
                                                                            =========          ========

See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - - CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                   -------------------------------------
                                                                     SEPTEMBER 27,       OCTOBER 3,
                                                                         1998               1999
                                                                   -----------------   -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing ..................         $       500         $13,986
                                                                      ===========         =======

      Foreclosure of notes receivable, inventory and
        fixed assets following default on notes receivable
        from related party ..................................         $        --         $ 3,965
                                                                      ===========         =======

      Exchange of REMIC certificates for notes receivable
        and inventory in connection with termination
        of REMIC ............................................         $        --         $ 4,353
                                                                      ===========         =======

      Inventory acquired through foreclosure or
        deedback in lieu of foreclosure ......................        $     3,641         $ 3,168
                                                                      ===========         =======

      Conversion of 8.25% convertible subordinated
        debentures into Common Stock .........................        $       368         $    --
                                                                      ===========         =======

      Sale of notes receivable in exchange for investment
        in securities .......................................         $     3,160         $ 1,474
                                                                      ===========         =======

See accompanying notes to condensed consolidated financial statements.

                             BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 3, 1999
                                  (UNAUDITED)

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

   The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended October 3, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended March 28, 1999.

   Organization

   The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity ("Timeshare Interests"). The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests at three off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the six months ended October 3, 1999, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 53% and 47%, respectively, of the Company's total sales. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land and Golf Division.

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

   Fiscal Year

   The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Therefore, fiscal year 2000 will be 53 weeks long. The six-month periods ended September 27, 1998 and October 3, 1999 consisted of 26 weeks and 27 weeks, respectively.

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

On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the "Funds") pursuant to which the Funds purchased an aggregate 4.1 million shares of the Company's Common Stock through October 3, 1999. Pursuant to the Stock Agreement, as amended, subject to certain conditions thereto, the Company has the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the "Commitment Period"), to purchase from the Company up to an additional 1.8 million shares of Common Stock (the "Remaining Shares") at a purchase price equal to $8.50 per share. If, on or prior to the expiration of the Commitment Period, the Company has not offered to sell to the Funds all of the Remaining Shares and the Company has achieved certain earnings levels for the 12-month period ended January 2, 2000, or if a Change of Control (as defined in the Stock Agreement) of the Company occurs during the Commitment Period, the Funds will have the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price equal to $8.50 per share. Therefore, as the Company has not as yet achieved the necessary earnings levels for the Funds to exercise their right to purchase the remaining 1.8 million shares, these shares have not been included in the Company's weighted-average shares outstanding for the purpose of computing diluted earnings per share for the three and six months ended September 27, 1998 and October 3, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         ------------------ ------------------ ----------------------------------
                                                           SEPTEMBER 27,       OCTOBER 3,       SEPTEMBER 27,       OCTOBER 3,
                                                               1998               1999               1998              1999
                                                         ------------------ ------------------ ----------------- ----------------
Basic earnings per share - numerators:
    Income before extraordinary item ....................       $ 5,460         $ 5,862           $ 11,199          $10,287
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .............................            --              --             (1,682)              --
                                                                -------         -------           --------          -------
    Net income ..........................................       $ 5,460         $ 5,862           $  9,517          $10,287
                                                                =======         =======           ========          =======

Diluted earnings per share - numerators:
    Income before extraordinary item - basic ............       $ 5,460         $ 5,862           $ 11,199          $10,287
    Effect of dilutive securities (net of tax effects) ..           497             505                999            1,037
                                                                -------         -------           --------          -------
    Income before extraordinary item - diluted ..........         5,957           6,367             12,198           11,324
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .............................            --              --             (1,682)              --
                                                                -------         -------           --------          -------
    Net income - diluted ................................       $ 5,957         $ 6,367           $ 10,516          $11,324
                                                                =======         =======           ========          =======

Denominator:
    Denominator for basic earnings per share - weighted
        average shares ..................................          21,915          23,197           21,132           23,315
Effect of dilutive securities:
       Stock options ....................................           1,348             628            1,384              671
       Convertible securities ...........................           5,702           5,702            5,719            5,702
                                                                  -------         -------         --------          -------
    Dilutive potential common shares ....................           7,050           6,330            7,103            6,373
                                                                  -------         -------         --------          -------
    Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions ..          28,965          29,527           28,235           29,688
                                                                  =======         =======         ========          =======

Basic earnings per common share:
    Income before extraordinary item ....................         $  0.25         $  0.25         $   0.53          $  0.44
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .............................              --              --            (0.08)              --
                                                                  -------         -------         --------          -------
    Net income ..........................................         $  0.25         $  0.25         $   0.45          $  0.44
                                                                  =======         =======         ========          =======

Diluted earnings per common share:
    Income before extraordinary item ....................         $  0.21         $  0.22         $   0.43          $  0.38
    Extraordinary loss on early extinguishment of debt,
        net of income taxes .............................              --              --            (0.06)              --
                                                                  -------         -------         --------          -------
    Net income ..........................................         $  0.21         $  0.22         $   0.37          $  0.38
                                                                  =======         =======         ========          =======

   Start-up Costs

   In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP is effective for the Company's fiscal 2000, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The adoption of this SOP had no significant impact on the Company's results of operations for the three- and six-month periods ended October 3, 1999.

   Reclassifications

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. SALE OF NOTES RECEIVABLE

   On October 1, 1999, the Company sold approximately $19.3 million aggregate principal amount of timeshare notes receivable (the "Receivables") to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company ("BRFC"). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the "Purchaser") pursuant to an Asset Purchase Agreement dated as of June 26, 1998 (as amended, the "Purchase Agreement"). In connection with the sale, the Company recognized an $884,000 gain on sale of notes receivable which is included in the condensed consolidated statements of income for the three- and six-months ended October 3, 1999.

   On June 26, 1998, the Company sold $32.4 million aggregate principal amount of Receivables to BRFC. BRFC concurrently sold such Receivables to the Purchaser pursuant to the Purchase Agreement and recognized a $2.1 million gain on sale of notes receivable. This gain is included in the condensed consolidated statement of income for the six-months ended September 27, 1998.

   Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser, of which $74.0 million in aggregate principal amount has been sold as of October 3, 1999. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term. The Purchaser's obligation to purchase under the purchase facility will terminate upon the occurrence of specified trigger events. The purchase facility includes various conditions to purchase and other provisions customary for securitizations of this type.

3. FORECLOSURE OF NOTES RECEIVABLE FROM RELATED PARTY

   On October 7, 1998, Leisure Capital Corporation ("LCC"), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by AmClub, Inc. ("AmClub"), with an aggregate outstanding principal balance of $5.3 million (the "AmClub Notes"). LCC acquired the AmClub Notes for a purchase price of approximately $2.9 million. During fiscal 1999, the Company had also advanced $1.3 million to AmClub, primarily for timeshare resort improvements (the "AmClub Loan"). On December 14, 1998, LCC notified AmClub that the AmClub Notes and AmClub Loan were in default and due immediately. On September 1, 1999, the Company completed a foreclosure of the underlying collateral securing the AmClub Notes and the AmClub Loan. As a result of the foreclosure, the Company obtained a golf course, residential land, land for future resort development (all of which properties are located at the Shenandoah Crossing Farm & Club in Gordonsville, Virginia) and a portfolio of timeshare notes receivable with an aggregate net carrying value of approximately $4.0 million. AmClub was owned by the former stockholders of RDI Group, Inc. ("RDI"), which was acquired by the Company in fiscal 1998.

4. CONTINGENCIES

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

   The Company is continuing to evaluate these actions and their potential impact, if any, on the Company and accordingly cannot predict the outcomes with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in each of the actions and intends to defend each of these matters vigorously. The Company does not believe that any likely outcome of either case will have a material adverse effect on the Company's financial condition or results of operations.

   On September 17, 1999, the Company received a Notice of Proposed Audit Report (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that, subject to possible changes made in a final Notice of Field Audit Action, two subsidiaries now owned by the Company failed to pay sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997. The majority of the proposed assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village resort. In addition to the proposed assessment, the Notice indicates that interest would be charged, but no penalties would be assessed. These subsidiaries were acquired by the Company in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders and to make a claim against such stockholders for certain amounts previously paid for any breach of representations and warranties. The Company intends to exercise these rights to mitigate any settlement with the DOR in this matter. If a Notice of Field Audit Action is issued by the DOR in this matter, the Company intends to vigorously appeal any assessment of sales tax on Timeshare Interest sales.

5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

   Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

            CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 3, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      COMBINED       COMBINED
                                                   BLUEGREEN       NON-GUARANTOR    SUBSIDIARY
                                                  CORPORATION       SUBSIDIARIES    GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                  ------------    ---------------  --------------   ---------------   ------------
ASSETS
    Cash and cash equivalents ................        $  27,534         $ 7,167        $  9,141        $      --         $  43,842
    Contracts receivable, net ................              502             424          10,522               --            11,448
    Intercompany receivable ..................           95,114              --              --          (95,114)               --
    Notes receivable, net ....................              465           7,182          75,792               --            83,439
    Inventory, net ...........................           19,445          14,101         138,733               --           172,279
    Investment in securities .................            2,500          13,217              --               --            15,717
    Investments in subsidiaries ..............            7,980              --              --           (7,980)               --
    Property and equipment, net ..............            7,660             190          22,682               --            30,532
    Other assets .............................           15,070           3,391           7,999           (3,000)           23,460
                                                      ---------         -------        --------        ---------         ---------
       Total assets ..........................        $ 176,270         $45,672        $264,869        $(106,094)        $ 380,717
                                                      =========         =======        ========        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable, accrued liabilities and
       other .................................        $   7,830         $11,333        $  6,464        $      --         $  25,627
    Intercompany payable .....................               --          10,886          84,228          (95,114)               --
    Deferred income taxes ....................            2,191           2,424          15,462               --            20,077
    Lines-of-credit and notes payable ........          111,320          14,312          46,411           (3,000)          169,043
    8.00% convertible subordinated notes
        payable to related parties ...........            6,000              --              --               --             6,000
    8.25% convertible subordinated debentures            34,371              --              --               --            34,371
                                                      ---------         -------        --------        ---------         ---------
       Total liabilities .....................          161,712          38,955         152,565          (98,114)          255,118

    Minority interest ........................               --              --              --              920               920

Shareholders' Equity
    Common stock .............................              251               7               2               (9)              251
    Additional paid-in capital ...............          107,390             494           8,002           (8,496)          107,390
    Treasury stock ...........................           (9,964)             --              --               --            (9,964)
    Net unrealized gains .....................               --             838              --               --               838
    Retained earnings (accumulated deficit) ..          (83,119)          5,378         104,300             (395)           26,164
                                                      ---------         -------        --------        ---------         ---------
       Total shareholders' equity ............           14,558           6,717         112,304           (8,900)          124,679
                                                      ---------         -------        --------        ---------         ---------
      Total liabilities and shareholders'
          equity .............................        $ 176,270         $45,672        $264,869        $(106,094)        $ 380,717
                                                      =========         =======        ========        =========         =========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED SEPTEMBER 27, 1998
                                                  --------------------------------------------------------------------------------
                                                                    COMBINED          COMBINED
                                                    BLUEGREEN    NON-GUARANTOR       SUBSIDIARY
                                                   CORPORATION    SUBSIDIARIES       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                  ------------    ---------------  --------------   ---------------   ------------
REVENUES
    Sales ...................................        $ 9,785        $  2,582         $ 49,036         $     --         $ 61,403
    Management fee revenue ..................          5,767              --               --           (5,767)              --
    Other resort and golf operations revenue              --             240            3,230               --            3,470
    Interest income .........................            898             752            1,837               --            3,487
    Other income (expenses) .................             10               1               (6)              --                5
                                                     -------        --------         --------         --------         --------
                                                      16,460           3,575           54,097           (5,767)          68,365
COST AND EXPENSES
    Cost of sales ...........................          3,014             599           17,926               --           21,539
    Cost of other resort and golf operations              --             210            2,815               --            3,025
    Management fees .........................             --             357            5,410           (5,767)              --
    Selling, general and administrative
     expenses................................          9,962           2,012           19,011               --           30,985
    Interest expense ........................          2,769             493              100               --            3,362
    Provision for loan losses ...............             --              37              562               --              599
                                                     -------        --------         --------         --------         --------
                                                      15,745           3,708           45,824           (5,767)          59,510
                                                     -------        --------         --------         --------         --------
    Income (loss) before income taxes .......            715            (133)           8,273               --            8,855
    Provision (benefit) for income taxes ....            286             (53)           3,309               --            3,542
    Minority interest in loss of consolidated
        subsidiary ..........................             --              --               --             (147)            (147)
                                                     -------        --------         --------         --------         --------
    Net income (loss) .......................        $   429        $    (80)        $  4,964         $    147         $  5,460
                                                     =======        ========         ========         ========         ========



                                                                             THREE MONTHS ENDED OCTOBER 3, 1999
                                                  --------------------------------------------------------------------------------
                                                                    COMBINED          COMBINED
                                                    BLUEGREEN    NON-GUARANTOR       SUBSIDIARY
                                                   CORPORATION    SUBSIDIARIES       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                  ------------    ---------------  --------------   ---------------   ------------
REVENUES
                                                                                                                       --------
    Sales ...................................        $  8,438         $ 2,255        $ 54,960         $     --         $ 65,653
    Management fee revenue ..................           6,551              --              --           (6,551)              --
    Other resort and golf operations revenue               --             775           3,626               --            4,401
    Interest income .........................             211             865           3,023               --            4,099
    Other income ............................             147             909              56               --            1,112
                                                     --------         -------        --------         --------         --------
                                                       15,347           4,804          61,665           (6,551)          75,265
COST AND EXPENSES
    Cost of sales ...........................           2,458             607          18,033               --           21,098
    Cost of other resort and golf operations               --             316           3,654               --            3,970
    Management fees .........................              --             390           6,161           (6,551)              --
    Selling, general and administrative
     expenses ...............................          11,987           1,662          22,069               --           35,718
    Interest expense ........................           2,864             675             135               --            3,674
    Provision for loan losses ...............              --             127           1,409               --            1,536
                                                     --------         -------        --------         --------         --------
                                                       17,309           3,777          51,461           (6,551)          65,996
                                                     --------         -------        --------         --------         --------
    Income (loss) before income taxes .......          (1,962)          1,027          10,204               --            9,269
    Provision (benefit) for income taxes ....            (760)            398           3,939               --            3,577
    Minority interest in loss of consolidated
        subsidiary ..........................              --              --              --             (170)            (170)
                                                     --------         -------        --------         --------         --------
    Net income (loss) .......................        $ (1,202)        $   629        $  6,265         $    170         $  5,862
                                                     ========         =======        ========         ========         ========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         SIX MONTHS ENDED SEPTEMBER 27, 1998
                                                ----------------------------------------------------------------------------------
                                                                     COMBINED          COMBINED
                                                 BLUEGREEN        NON-GUARANTOR       SUBSIDIARY
                                                CORPORATION        SUBSIDIARIES       GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                -----------        ------------       ----------    ------------      ------------
REVENUES
    Sales ..................................        $18,132        $  5,867        $  93,061         $      --         $ 117,060
    Management fee revenue .................         11,085              --               --           (11,085)               --
    Other resort and golf operations revenue             --             507            5,439                --             5,946
    Interest income ........................          1,267           1,310            4,672                --             7,249
    Other income ...........................            288           2,053               90                --             2,431
                                                    -------        --------        ---------         ---------         ---------
                                                     30,772           9,737          103,262           (11,085)          132,686
COST AND EXPENSES
    Cost of sales ..........................          5,578           1,558           35,271                --            42,407
    Cost of other resort and golf operations             --             519            4,758                --             5,277
    Management fees ........................             --             768           10,317           (11,085)               --
    Selling, general and administrative
       expenses ............................         17,407           3,729           37,417                --            58,553
    Interest expense .......................          5,802           1,001              303                --             7,106
    Provision for loan losses ..............             --             152              740                --               892
                                                    -------        --------        ---------         ---------         ---------
                                                     28,787           7,727           88,806           (11,085)          114,235
                                                    -------        --------        ---------         ---------         ---------

    Income before income taxes .............          1,985           2,010           14,456                --            18,451
    Provision for income taxes .............            794             804            5,783                --             7,381
    Minority interest in loss of
      consolidated subsidiary ..............             --              --               --              (129)             (129)
                                                    -------        --------        ---------         ---------         ---------

    Income before extraordinary item .......          1,191           1,206            8,673               129            11,199
    Extraordinary loss on early
       extinguishment of debt, net .........             --              --           (1,682)               --            (1,682)
                                                    -------        --------        ---------         ---------         ---------
          Net income .......................        $ 1,191        $  1,206        $   6,991         $     129         $   9,517
                                                    =======        ========        =========         =========         =========




                                                                           SIX MONTHS ENDED OCTOBER 3, 1999
                                                ----------------------------------------------------------------------------------
                                                                     COMBINED          COMBINED
                                                 BLUEGREEN        NON-GUARANTOR       SUBSIDIARY
                                                CORPORATION        SUBSIDIARIES       GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                -----------        ------------       ----------    ------------      ------------
REVENUES
    Sales ...................................        $ 15,644         $  5,525        $ 107,196         $      --         $ 128,365
    Management fee revenue ..................          12,890               --               --           (12,890)               --
    Other resort and golf operations revenue               --            1,231            7,558                --             8,789
    Interest income .........................             503            1,785            5,603                --             7,891
    Other income ............................             153              922               96                --             1,171
                                                     --------         --------        ---------         ---------         ---------
                                                       29,190            9,463          120,453           (12,890)          146,216
COST AND EXPENSES
    Cost of sales ...........................           4,871            1,466           36,485                --            42,822
    Cost of other resort and golf operations               --              599            7,119                --             7,718
    Management fees .........................              --              854           12,036           (12,890)               --
    Selling, general and administrative
     expenses ......................... .....          22,151            3,701           44,195                --            70,047
    Interest expense ........................           5,224            1,119              287                --             6,630
    Provision for loan losses ...............              --               90            2,234                --             2,324
                                                     --------         --------        ---------         ---------         ---------
                                                       32,246            7,829          102,356           (12,890)          129,541
                                                     --------         --------        ---------         ---------         ---------
    Income (loss) before income taxes .......          (3,056)           1,634           18,097                --            16,675
    Provision (benefit) for income taxes ....          (1,192)             637            7,058                --             6,503
    Minority interest in loss of consolidated
       subsidiary ...........................              --               --               --              (115)             (115)
                                                     --------         --------        ---------         ---------         ---------
    Net income (loss) .......................        $ (1,864)        $    997        $  11,039         $     115         $  10,287
                                                     ========         ========        =========         =========         =========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      SIX MONTHS ENDED SEPTEMBER 27, 1998
                                                      -------------------------------------------------------------------
                                                                           COMBINED          COMBINED
                                                       BLUEGREEN        NON-GUARANTOR       SUBSIDIARY
                                                      CORPORATION        SUBSIDIARIES       GUARANTORS       CONSOLIDATED
                                                      -----------        ------------       ----------       ------------

OPERATING ACTIVITIES:
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         $ (64,163)         $ 6,127          $ 66,507          $   8,471
                                                         ---------          -------          --------          ---------
INVESTING ACTIVITIES:
    Purchases of property and equipment ........            (3,204)             (49)           (3,444)            (6,697)
    Sales of property and equipment ............               864               --                34                898
    Cash received from investment in securities                 --              786                --                786
                                                         ---------          -------          --------          ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES            (2,340)             737            (3,410)            (5,013)
                                                         ---------          -------          --------          ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-
     credit facilities and other notes payable            110,000               --                --            110,000
   Payments under line-of-credit facilities
      and other notes payable ..................           (28,837)          (4,098)          (60,785)           (93,720)
   Payment of debt issuance costs ..............            (4,653)            (495)              (35)            (5,183)
   Proceeds from issuance of common stock ......            24,345               --                --             24,345
   Proceeds from exercise of employee and
     director stock options ....................               355               --                --                355
                                                         ---------          -------          --------          ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           101,210           (4,593)          (60,820)            35,797
                                                         ---------          -------          --------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......            34,707            2,271             2,277             39,255
Cash and cash equivalents at beginning of period            16,100            5,186             9,779             31,065
                                                         ---------          -------          --------          ---------
Cash and cash equivalents at end of period .....            50,807            7,457            12,056             70,320
Restricted cash and cash equivalents at end
  of period ....................................            (2,317)          (6,762)           (6,516)           (15,595)
                                                         ---------          -------          --------          ---------
Unrestricted cash and cash equivalents at
   end of period ...............................         $  48,490          $   695          $  5,540          $  54,725
                                                         =========          =======          ========          =========



                                                                          SIX MONTHS ENDED OCTOBER 3, 1999
                                                      -------------------------------------------------------------------
                                                                           COMBINED          COMBINED
                                                       BLUEGREEN        NON-GUARANTOR       SUBSIDIARY
                                                      CORPORATION        SUBSIDIARIES       GUARANTORS       CONSOLIDATED
                                                      -----------        ------------       ----------       ------------

OPERATING ACTIVITIES:
NET CASH USED BY OPERATING ACTIVITIES ...............         $ (1,219)         $(2,760)         $ (9,901)         $(13,880)
                                                              --------          -------          --------          --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ..............           (1,288)             (24)           (4,358)           (5,670)
   Sales of property and equipment ..................               --               --               692               692
   Cash received from investment in securities ......               --            2,699                --             2,699
   Loan to related party ............................               --               --              (256)             (256)
   Principal payments received on loan to related
       party ........................................               --               --               459               459
   Other assets .....................................             (408)              --                --              (408)
                                                              --------          -------          --------          --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ....           (1,696)           2,675            (3,463)           (2,484)
                                                              --------          -------          --------          --------
FINANCING ACTIVITIES:
    Borrowings under line-of-credit facilities and
       notes payable ................................               --               --            14,025            14,025
     Payments under line-of-credit facilities
        and other notes payable .....................              (72)          (1,359)           (1,110)           (2,541)
     Payment of debt issuance costs .................             (864)             (79)             (567)           (1,510)
     Payments for treasury stock ....................           (5,419)              --                --            (5,419)
     Proceeds from the exercise of employee
      and director stock options ....................               94               --                --                94
                                                              --------          -------          --------          --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....           (6,261)          (1,438)           12,348             4,649
                                                              --------          -------          --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........           (9,176)          (1,523)           (1,016)          (11,715)
Cash and cash equivalents at beginning of period ....           36,710            8,690            10,157            55,557
                                                              --------          -------          --------          --------
Cash and cash equivalents at end of period ..........           27,534            7,167             9,141            43,842
Restricted cash and cash equivalents at end of period           (1,430)          (7,167)           (5,773)          (14,370)
                                                              --------          -------          --------          --------
Unrestricted cash and cash equivalents at
   end of period ....................................         $ 26,104          $    --          $  3,368          $ 29,472
                                                              ========          =======          ========          ========

6. LINES-OF-CREDIT AND NOTES PAYABLE

   On November 3, 1999, the Company increased the borrowing capacity on its unused, unsecured line-of-credit with a bank from $5.0 million to $10.0 million. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly, with all principal amounts due on December 31, 2000.

   On September 14, 1999, the Company borrowed approximately $14 million under its $25 million timeshare acquisition and development facility with a financial institution. The loan bears interest at LIBOR plus 3% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort are sold, subject to minimum required amortization. The principal must be repaid by November 1, 2005. The loan is secured by the Company's Timeshare Interest inventory at the Lodge Alley Inn resort in Charleston, South Carolina.

   On September 14, 1999, in connection with the acquisition of 1,766 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12 million under its $35 million residential land revolving credit facility with a financial institution. The loan bears interest at prime plus 1.25% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Lake Ridge II are sold. The principal must be repaid by September 14, 2004. The loan is secured by the Company's residential land lot inventory in Lake Ridge II.

   On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, to be known as Brickshire. The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2 million under one of the lines-of-credit in connection with the acquisition of the Brickshire property. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Brickshire are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. The principal must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire.

   Concurrent with obtaining the Brickshire lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). The outstanding balance under this line-of-credit bears interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of October 3, 1999, no amounts were outstanding under the Golf Course Loan.

   In connection with the sale of Receivables discussed in Note 2, above, the Company used a portion of the sale proceeds to repay $3.9 million of the outstanding balance on its timeshare receivables warehouse loan facility.

7. BUSINESS SEGMENTS

   The Company has two reportable business segments. The Resorts Division acquires, develops and markets Timeshare Interests at the Company's resorts and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis. The results of operations from sales of remaining factory-built manufactured home/lot packages and undeveloped lots previously managed under the Communities Division have been combined with the results of operations of the Company's Residential Land and Golf Division in the current and prior periods, due to immateriality.

   Required disclosures for the Company's business segments are as follows (in thousands):

                                                                                   RESIDENTIAL LAND
                                                                      RESORTS          AND GOLF          TOTALS
                                                                  ---------------- ------------------ --------------
AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998
Sales                                                                   $25,899          $35,504         $ 61,403
Other resort and golf operations revenue                                  2,978              492            3,470
Depreciation expense                                                        185              136              321
Field operating profit                                                    2,526           10,396           12,922
Inventory, net                                                           77,428           48,646          126,074


                                                                                   RESIDENTIAL LAND
                                                                     RESORTS           AND GOLF          TOTALS
                                                                 ----------------- ------------------ --------------
AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 3, 1999
- ----------------------------------------------------
Sales                                                                 $ 35,917           $29,736         $ 65,653
Other resort and golf operations revenue                                 3,590               811            4,401
Depreciation expense                                                       338               227              565
Field operating profit                                                   4,066            10,060           14,126
Inventory, net                                                         106,074            66,205          172,279

FOR THE SIX MONTHS ENDED SEPTEMBER 27, 1998
- ----------------------------------------------------
Sales                                                                 $ 49,860           $67,200         $117,060
Other resort and golf operations revenue                                 5,454               492            5,946
Depreciation expense                                                       325               218              543
Field operating profit                                                   5,758            18,660           24,418

FOR THE SIX MONTHS ENDED OCTOBER 3, 1999
- ----------------------------------------------------
Sales                                                                 $ 68,194           $60,171         $128,365
Other resort and golf operations revenue                                 7,258             1,531            8,789
Depreciation expense                                                       587               418            1,005
Field operating profit                                                   7,557            18,152           25,709



Field operating profit for reportable segments reconciled to consolidated income before income taxes (in 000's):

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    ---------------- ---------------- ---------------- --------------
                                                     SEPTEMBER 27,     OCTOBER 3,      SEPTEMBER 27,    OCTOBER 3,
                                                         1998             1999             1998            1999
                                                    ---------------- ---------------- --------------- ----------------
Field operating profit for reportable segments           $12,922          $14,126          $24,418          $25,709
Interest income                                            3,487            4,099            7,249            7,891
Gain on sale of notes receivable                              --              884            2,053              884
Other income                                                   5              228              378              287
Corporate general and administrative expenses             (3,598)          (4,858)          (7,649)          (9,142)
Interest expense                                          (3,362)          (3,674)          (7,106)          (6,630)
Provision for loan losses                                   (599)          (1,536)            (892)          (2,324)
                                                       ----------       ----------       ----------        ---------
Consolidated income before income taxes                 $  8,855         $  9,269          $18,451          $16,675
                                                        ========         ========          =======          =======



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

n) The risk of the Company incurring an unfavorable judgement in any litigation or audit, and the impact of any related monetary or equity damages.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the six-months ended September 27, 1998 or October 3, 1999. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's revenues historically has been and is expected to continue to be comprised of gains on sales of loans. The gains are recorded in the Company's revenues and retained interests in the portfolio are recorded on its balance sheet (as investments in securities) at the time of sale. The amount of gains recorded is based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the future when the retained interests are realized, except for the effect of reduced interest accretion on the Company's retained interest, which would be recognized each period the retained interests are held. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the future when the retained interests are realized. There can be no assurances that the carrying value of the Company's investment in securities will be fully realized or that future loan sales will result in gains.

RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS)                                                          RESIDENTIAL
                                                       RESORTS                 LAND AND GOLF                  TOTAL
                                               ----------------------      ----------------------      --------------------
THREE MONTHS ENDED SEPTEMBER 27, 1998
Sales ...................................      $ 25,899         100.0%     $ 35,504         100.0%     $ 61,403         100.0%
Cost of sales (1) .......................        (5,970)        (23.1)%     (15,569)        (43.9)%     (21,539)        (35.1)%
                                                 ------         -----       -------         -----       -------         -----
Gross profit ............................        19,929          76.9%       19,935          56.1%       39,864          64.9%
Other resort and golf operations revenue          2,978          11.5%          492           1.4%        3,470           5.7%
Cost of other resort and golf operations         (2,415)         (9.2)%        (610)         (1.7)%      (3,025)         (4.9)%
Field selling, general and administrative
     expenses (2) .......................       (17,966)        (69.4)%      (9,421)        (26.5)%     (27,387)        (44.6)%
                                                 ------         -----       -------         -----       -------         -----
Field operating profit ..................      $  2,526           9.8%     $ 10,396          29.3%     $ 12,922          21.1%
                                                 ======         =====       =======         =====       =======         =====


(DOLLARS IN THOUSANDS)                                                       RESIDENTIAL
                                                         RESORTS             LAND AND GOLF                  TOTAL
                                               ----------------------      ----------------------      --------------------
THREE MONTHS ENDED OCTOBER 3, 1999
Sales                                          $ 35,917         100.0%     $ 29,736         100.0%     $  65,653         100.0%
Cost of sales (1)                                (8,367)        (23.3)%     (12,731)        (42.8)%      (21,098)        (32.1)%
                                               --------         -----      --------         -----      ---------         -----
Gross profit                                     27,550          76.7%       17,005          57.2%        44,555          67.9%
Other resort and golf operations revenue          3,590          10.0%          811           2.7%         4,401           6.7%
Cost of resort and golf operations               (2,927)         (8.1)%      (1,043)         (3.5)%       (3,970)         (6.0)%
Field selling, general and administrative
  expenses (2)                                  (24,147)        (67.2)%      (6,713)        (22.6)%      (30,860)        (47.0)%
                                               --------         -----      --------         -----      ---------         -----
Field operating profit                         $  4,066          11.4%     $ 10,060          33.8%     $  14,126          21.6%
                                               ========         =====      ========         =====      =========         =====

SIX MONTHS ENDED SEPTEMBER 27, 1998
Sales                                          $ 49,860         100.0%     $ 67,200         100.0%     $ 117,060         100.0%
Cost of sales (1)                               (12,187)        (24.4)%     (30,220)        (45.0)%      (42,407)        (36.2)%
                                               --------         -----      --------         -----      ---------         -----
Gross profit                                     37,673          75.6%       36,980          55.0%        74,653          63.8%
Other resort and golf operations revenue          5,454          10.9%          492           0.7%         5,946           5.1%
Cost of other resort and golf operations         (4,667)         (9.4)%        (610)         (0.9)%       (5,277)         (4.5)%
Field selling, general and administrative
  expenses (2)                                  (32,702)        (65.6)%     (18,202)        (27.1)%      (50,904)        (43.5)%
                                               --------         -----      --------         -----      ---------         -----
Field operating profit                         $  5,758          11.5%     $ 18,660          27.7%     $  24,418          20.9%
                                               ========         =====      ========         =====      =========         =====

SIX MONTHS ENDED OCTOBER 3, 1999
Sales                                          $ 68,194         100.0%     $ 60,171         100.0%     $ 128,365         100.0%
Cost of sales (1)                               (15,914)        (23.3)%     (26,908)        (44.7)%      (42,822)        (33.4)%
                                               --------         -----      --------         -----      ---------         -----
Gross profit                                     52,280          76.7%       33,263          55.3%        85,543          66.6%
Other resort and golf operations revenue          7,258          10.6%        1,531           2.5%         8,789           6.8%
Cost of resort and golf operations               (5,766)         (8.5)%      (1,952)         (3.2)%       (7,718)         (6.0)%
Field selling, general and administrative
  expenses (2)                                  (46,215)        (67.8)%     (14,690)        (24.4)%      (60,905)        (47.4)%
                                               --------         -----      --------         -----      ---------         -----
Field operating profit                         $  7,557          11.0%     $ 18,152          30.2%     $  25,709          20.0%
                                               ========         =====      ========         =====      =========         =====


(1) Cost of sales represents the cost of inventory including the cost of improvements, amenities and in certain cases previously capitalized interest and real estate taxes.

(2) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $3.6 million and $4.9 million for the three months ended September 27, 1998 and October 3, 1999, respectively, and $7.6 million and $9.1 million for the six months ended September 27, 1998 and October 3, 1999, respectively.

Sales

Consolidated sales increased 6.9% from $61.4 million for the three-month period ended September 27, 1998 (the "1999 Quarter") to $65.7 million for the three-month period ended October 3, 1999 (the "2000 Quarter"). Consolidated sales increased 9.7% from $117.1 million for the six-month period ended September 27, 1998 (the "1999 Period") to $128.4 million for the six-month period ended October 3, 1999 (the "2000 Period"). Increases in Resorts Division sales during the 2000 Quarter and 2000 Period were partially offset by lower Residential Land and Golf Division sales.

As of October 3, 1999, approximately $3.2 million in estimated income on sales of $7.8 million was deferred under percentage-of-completion accounting. At March 28, 1999, approximately $5.0 million in estimated income on sales of $11.4 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income.

Resorts Division. During the 1999 Quarter and the 2000 Quarter, sales of Timeshare Interests contributed $25.9 million or 42.2% and $35.9 million or 54.7%, respectively, of the Company's total consolidated sales. During the 1999 Period and the 2000 Period, sales of Timeshare Interests contributed $49.9 million or 42.6% and $68.2 million or 53.1%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of Timeshare Interests sold and the average sales price per Timeshare Interest for the Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          -----------------------------      ----------------------------
                                                          SEPTEMBER 27,      OCTOBER 3,      SEPTEMBER 27,     OCTOBER 3,
                                                             1998              1999              1998              1999
                                                          -------------      ----------      -------------     ----------
Timeshare Interests sold                                      3,311             3,873           6,105              7,423
Average sales price per Timeshare Interest                   $8,650            $9,149          $8,702             $9,044
Gross margin                                                   76.9%             76.7%          75.6%              76.7%

The increase in number of Timeshare Interests sold during the 2000 Quarter and the 2000 Period was due in part to sales of Timeshare Interests at the new phase of the Company's Orlando's Sunshine Resort in Orlando, Florida ("OSR II"). OSR II generated sales of 984 and 1,480 Timeshare Interests during the 2000 Quarter and the 2000 Period, respectively, with no corresponding sales during the 1999 Quarter and the 1999 Period. Construction on OSR II was completed in the 2000 Quarter. The new phase consists of 60 two-bedroom vacation homes and features an outdoor pool, jacuzzi, lighted tennis courts and a clubhouse. OSR II is estimated to be sold out by the end of fiscal 2000, and is expected to generate an additional $28.5 million in sales after the 2000 Quarter. There can be no assurances that such sell-out of OSR II will occur or that such estimated sales will be realized during fiscal 2000.

In addition, the Company reported sales of 449 and 751 Timeshare Interests at Phase II of the Company's Shore Crest resort in Myrtle Beach, South Carolina ("Shore Crest II") during the 2000 Quarter and Period, respectively, with no corresponding sales during the 1999 Quarter and Period. Shore Crest II consists of 114 two-bedroom vacation homes featuring balconies overlooking the creeks and marshes of the North Myrtle Beach area, an outdoor pool and "lazy river" amenity and is across the street from the Company's ocean front Shore Crest Vacation Villas. As of October 3, 1999, estimated remaining life-of-project sales (aggregate sales of the existing, currently under construction and planned Timeshare Interests at current retail prices) of Shore Crest II were $66.5 million. Sales at Phase I of Shore Crest decreased from 513 to 343 Timeshare Interests sold from the 1999 Quarter to the 2000 Quarter, respectively, as the one sales office at the Shore Crest complex now has an expanded product offering to sell, with the opening of Shore Crest II.

Sales at the Company's Lodge Alley Inn resort in Charleston, South Carolina, which was acquired in September 1998, consisted of 99 and 162 Timeshare Interests during the 2000 Quarter and Period, respectively. The Lodge Alley Inn is an 89-room resort in the historic district of Charleston and represents the Company's first "urban" timeshare product.

Sales of the Company's Christmas Mountain Village Resort inventory, located in Wisconsin Dells, Wisconsin, decreased from 601 to 110 Timeshare Interests sold in the 1999 Quarter and the 2000 Quarter, respectively, and from 1,090 to 354 Timeshare Interests sold in the 1999 Period and the 2000 Period, respectively. The decrease was due primarily to the resort's focus on selling the OSR II Timeshare Interest inventory. The Christmas Mountain sales office generated 406 and 607 OSR II Timeshare Interest sales in the 2000 Quarter and Period, respectively.

Sales of the Company's Shenandoah Crossings Resort inventory, located in Gordonsville, Virginia, decreased by 137 Timeshare Interests from the 1999 Quarter to the 2000 Quarter, and decreased by 213 Timeshare Interests from the 1999 Period to the 2000 Period. The Shenandoah Crossings sales office redirected its marketing efforts toward selling Shore Crest II Timeshare Interest inventory. The Shenandoah Crossings sales office generated 185 and 390 Shore Crest II Timeshare Interest sales in the 2000 Quarter and Period, respectively.

Sales at the Company's 50%-owned joint venture at the La Cabana Beach and Racquet Club, located in Aruba, decreased from 378 Timeshare Interests to 305 Timeshare Interests from the 1999 Quarter to the 2000 Quarter, respectively, and from 827 to 700 Timeshare Interests sold during the 1999 Period and 2000 Period, respectively. The resort experienced a temporary slowdown in operations in the 2000 Quarter as a result of transitioning its sales staff from an employee leasing arrangement to permanent employee status.

Average sales price per Timeshare Interest increased during the 2000 Quarter and the 2000 Period primarily due to an increase in the average sales prices at the Company's Falls Village resort, the Lodge Alley Inn resort and Christmas Mountain Village. The increase at Falls Village is due to increased sales prices of the Company's Timeshare Interest inventory at the resort in connection with the introduction of the Company's points-based vacation club concept during fiscal 1999. The average sales price at Falls Village increased from $8,998 to $10,266 from the 1999 Quarter to the 2000 Quarter, respectively, and from $8,906 to $10,479 from the 1999 Period to the 2000 Period, respectively. Not all of the Company's sales prices per Timeshare Interest increased as a result of the conversion of Timeshare Interest sales prices to sales prices per vacation club point. Sales at the Lodge Alley Inn commenced in the fourth quarter of Fiscal 1999. The average sales price at Lodge Alley Inn for the 2000 Period was $13,200, representing the highest average price of all existing resorts. The average sales price at Christmas Mountain Village increased from $8,392 to $11,182 during the 1999 Period and 2000 Period, respectively. The increase is primarily due to an increase in the number of Timeshare Interests in larger units being sold in the 2000 Period, as well as an overall sales price increase.

The Resorts Division's gross margin increased from 75.6% during the 1999 Period to 76.7% during the 2000 Period primarily due to the increased average sales prices at the Falls Village resort discussed above and the approximately 80% gross margin generated by sales of the Company's OSR II inventory. In addition, the Company recognized approximately $450,000 of fees charged to existing timeshare owners to convert their fixed-weeks into points-based Timeshare Interests in the Company's vacation club program ("Conversions"). The costs of Conversions to the Company are minimal. Also, Bluegreen Properties N.V. ("BPNV"), the Company's 50%-owned joint venture in Aruba, recognized approximately $353,000 in revenue with no corresponding costs of sales during the 2000 Period, pursuant to a sales and marketing agreement whereby BPNV sells Timeshare Interests on behalf of a third party in Aruba.

Other resort revenues and related costs increased 20.6% and 21.2%, respectively, during the 2000 Quarter, and 33.1% and 23.5%, respectively, during the 2000 Period, as compared to the comparable prior year periods, primarily due to the results of the hotel operations at the Company's Lodge Alley Inn resort. Lodge Alley hotel revenues were $499,000 and $1,496,000 for the 2000 Quarter and the 2000 Period, respectively. Related costs were $560,000 and $1,255,000 for the 2000 Quarter and the 2000 Period, respectively. There were no such corresponding revenues or costs in fiscal 1999.

Field selling, general and administrative ("SG&A") expenses decreased as a percentage of sales for the Resorts Division during the 2000 Quarter and increased as a percentage of sales for the 2000 Period, from the 1999 Quarter and Period, respectively. The reduction in the 2000 Quarter reflects the winding down of operations at the Company's Orlando, Florida sales office. In July 1999, the Company decided to sell its OSR II Timeshare Interest inventory exclusively through certain of its other vacation club sales offices in less competitive markets than Orlando. Marketing costs in Orlando were also significantly higher than in other markets where the Company operates. The increase in the 2000 Period was primarily due to a more aggressive marketing program which was implemented at the Charleston sales office, the start-up of which generated $1.7 million of SG&A expenses as compared to $2.1 million in sales generated during the 2000 Period. High operating expenses continued at the Company's recently opened Jeffersonville, Indiana off-site sales office (serving the Louisville, Kentucky market) which increased the overall percentage of field SG&A in relation to total resort sales as compared to the 1999 Period.

Residential Land and Golf Division. During the 1999 Quarter and the 2000 Quarter, residential land and golf sales contributed $35.5 million or 57.8% and $29.7 million or 45.3%, respectively, of the Company's total consolidated sales. During the 1999 Period and the 2000 Period, residential land and golf sales contributed $67.2 million or 57.4% and $60.2 million or 46.9%, respectively, to the Company's total consolidated sales.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of -completion method of accounting and excluding any bulk sales.

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              -----------------------------       ------------------------------
                                              SEPTEMBER 27,      OCTOBER 3,       SEPTEMBER 27,       OCTOBER 3,
                                                   1998             1999              1998               1999
                                              -------------      ----------       -------------       ----------
Number of parcels sold                             566              471               1,211               1,005
Average sales price per parcel                 $47,391          $49,890             $48,512             $50,687
Gross margin                                      56.1%            57.2%               55.0%               55.3%



The aggregate number of parcels sold decreased from the 1999 Quarter to the 2000 Quarter and from the 1999 Period to the 2000 Period primarily due to the following:

o One of the reasons for the decrease in the number of parcels sold during the 2000 Quarter represented a positive event. The sale of scattered inventory in areas of the country which are no longer part of the Company's focused residential land business decreased from 56 sales to 30 sales in the 1999 Quarter and 2000 Quarter, respectively, and from 124 sales to 74 sales in the 1999 Period and 2000 Period, respectively. This reduction in the sales of scattered inventory parcels had a positive impact on average sales price as these lots are typically sold at reduced prices to liquidate the inventory.

o The Company's Ranches of Sonterra property in Ruidoso, New Mexico, generated sales of 22 parcels and 40 parcels during the 1999 Quarter and Period, respectively. No sales were reported in the 2000 Quarter or Period, as the remaining inventory was sold out over the second half of fiscal 1999.

o Sales at the Company's Winding River golf community, located in Southport, North Carolina, decreased from 76 sales to 42 sales in the 1999 Quarter and 2000 Quarter, respectively, and from 133 sales to 107 sales in the 1999 Period and 2000 Period, respectively. The decrease in sales was attributable to lower sales tours of the property resulting from the impact of Hurricanes Floyd and Dennis, which struck the area in September.

o Lot sales at the Company's North Carolina Land region decreased from 104 sales to 53 sales in the 1999 Period and 2000 Period, respectively. Three of the North Carolina properties, Hickory Bluffs, Bay Harbour and Seaside at Winding River, generated 42 aggregate lot sales during the 1999 Period. All of these properties were sold out during the second half of fiscal 1999.

o Combined sales at the Company's two Tennessee land properties, Crystal Cove and Woodlake, decreased from 94 parcels sold in the 1999 Period to 58 parcels sold in the 2000 Period. Sales at Crystal Cove have been temporarily paused in the 2000 Period due to a continuing delay in the recording of a revised plat on a section of the property. Sales at Woodlake decreased as the property is approaching the sell-out phase and less inventory is available.

o Lot sales at the Company's Lake Ridge property located in Texas decreased from 52 sales to 32 sales in the 1999 Quarter and 2000 Quarter, respectively. The Company acquired additional acreage at Lake Ridge in the 2000 Quarter, however the closing on this section of the property was delayed due to zoning matters. Therefore, sales of this new phase did not commence until after the 2000 Quarter.

The average sales price per parcel increased in both the 2000 Quarter and 2000 Period as compared to the 1999 Quarter and 1999 Period. Average sales price per parcel at The Landing at Southport project in North Carolina increased from $69,155 to $96,500 in the 1999 Quarter and 2000 Quarter, respectively, and from $52,706 to $84,327 in the 1999 Period and 2000 Period, respectively. The 2000 Quarter and Period included sales of larger acreage, waterfront parcels, compared to lower-priced interior lot sales in the 1999 Quarter and Period.

Average sales prices at the Company's Winding River Plantation project in North Carolina increased from $54,045 to $86,829 per parcel during the 1999 Quarter and 2000 Quarter, respectively, and from $58,000 to $77,987 per parcel during the 1999 Period and 2000 Period, respectively. Average sales price per parcel at the Lake Ridge property in Texas increased from $72,327 to $98,669 in the 1999 Quarter and 2000 Quarter, respectively, and from $76,522 to $89,211 in the 1999 Period and 2000 Period, respectively. The increase in average sales prices at both properties is primarily the result of the opening of new higher-priced phases of existing properties, some of which feature water-access parcels.

Included in both the 2000 Quarter and the 2000 Period is a bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which contributed approximately $5.0 million and $4.3 million to Residential Land and Golf Division sales and field operating profit, respectively.

Interest Income

Interest income was $3.5 million and $4.1 million for the 1999 Quarter and 2000 Quarter, respectively, and was $7.2 million and $7.9 million for the 1999 Period and 2000 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The increase in interest income during the 2000 Quarter was primarily due to an increase in the average notes receivable balance from $61.4 million to $81.7 million during the 1999 Quarter and 2000 Quarter, respectively. The increased average notes receivable balances in the 2000 Quarter were primarily due to increased financed sales of Timeshare Interests partially offset by notes receivable sold. Approximately 95% of all of the Company's Timeshare Interest buyers finance their purchases with the Company compared to approximately 2% of residential land and golf buyers.

Gain on Sale of Notes Receivable

During the 2000 Quarter, the Company recognized an $884,000 gain on sale of notes receivable under a timeshare receivables purchase facility more fully described under "Liquidity and Capital Resources - Credit Facilities for Timeshare Receivables and Inventories". There were no such sales during the 1999 Quarter, however during the first quarter of fiscal 1999, the Company recognized a $2.1 million gain on sale of notes receivable.

Selling, General and Administrative Expenses ("S, G & A Expenses")

The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $31.0 million and $35.7 million for the three months ended September 27, 1998 and October 3, 1999, respectively. S, G & A totaled $58.6 million and $70.0 million for the 1999 Period and 2000 Period, respectively. As a percentage of total revenues, S, G & A Expenses were 45.3% and 47.5% for the 1999 Quarter and 2000 Quarter, respectively, and were 44.1% and 47.9% for the 1999 Period and 2000 Period, respectively.

The increase in S, G & A Expenses as a percentage of revenues in the 2000 Quarter and 2000 Period was the result of the growth of the Resorts Division (from 43% to 53% of consolidated sales during the 1999 Period and 2000 Period, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division.

Interest Expense

Interest expense totaled $3.4 million and $3.7 million for the 1999 Quarter and 2000 Quarter, respectively, and $7.1 million and $6.6 million for the 1999 Period and 2000 Period, respectively. The 9.3% increase in interest expense for the 2000 Quarter was primarily due to interest incurred on an $8.9 million hypothecation of timeshare receivables at the end of the first quarter of fiscal 2000. The decrease in interest expense during the 2000 Period was primarily due to an increase in the amount of interest capitalized to inventory for the Company's resort and residential land and golf projects under development. Capitalized interest totaled approximately $2.2 million and $2.8 million during the 1999 Period and 2000 Period, respectively. The increase in interest capitalized was commensurate with the increase in the average inventory balance during these periods.

Provision for Loan Losses

The Company recorded a provision for loan losses totaling $599,000 and $1.5 million during the 1999 Quarter and 2000 Quarter, respectively, and $892,000 and $2.3 million during the 1999 Period and 2000 Period, respectively. The increase in the provision was due to an increase in the notes receivable portfolio during the 2000 Quarter and Period as compared to the 1999 Quarter and Period, respectively. The increase in the portfolio is due to increased timeshare loans (where historical default rates exceed those for land loans), and therefore higher provisions were recorded.

The allowance for loan losses by division as of March 28, 1999 and October 3, 1999 was (amounts in thousands):

                                                               RESIDENTIAL
                                                 RESORTS      LAND AND GOLF
                                                DIVISION        DIVISION         OTHER         TOTAL
                                                --------      --------------    -------      --------
MARCH 28, 1999
Notes receivable                                $ 54,384        $ 11,105        $ 1,209      $ 66,698
Less:  allowance for loan losses                  (1,983)           (335)            --        (2,318)
                                                --------        --------        -------      --------
Notes receivable, net                           $ 52,401        $ 10,770        $ 1,209      $ 64,380
                                                ========        ========        =======      ========
Allowance as a % of gross notes receivable           3.6%            3.0%            --%          3.5%
                                                ========        ========        =======      ========
OCTOBER 3, 1999
Notes receivable                                $ 71,799        $ 13,666        $   991      $ 86,456
Less:  allowance for loan losses                  (2,540)           (477)            --        (3,017)
                                                --------        --------        -------      --------
Notes receivable, net                           $ 69,259        $ 13,189        $   991      $ 83,439
                                                ========        ========        =======      ========
Allowance as a % of gross notes receivable           3.5%            3.5%            --%          3.5%
                                                ========        ========        =======      ========

The allowance for loan losses as a percentage of the gross notes receivable balance increased at October 3, 1999, for the Residential Land and Golf Division, as the Company exchanged its residual investments in a 1994 REMIC transaction for the underlying mortgages, a significant portion of which were delinquent. The 1994 REMIC investment was exchanged during the 2000 Quarter in connection with the termination of the REMIC, as all of the senior 1994 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. Although the Company had previously recorded an unrealized loss of $304,000 on this available-for-sale security, the Company only realized a $179,000 loss on the exchange.

 Other notes receivable primarily include secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf Division. The Company monitors the collectibility of these notes and has deemed them to be collectible based on various factors, including the value of the underlying collateral.

Provision for Income Taxes

The provision for income taxes decreased as a percentage of income before taxes from 40.0% to 39.0% during the 1999 Period and 2000 Period, respectively. The decrease was primarily due to state tax savings generated by a restructuring of the Company's subsidiaries in a state where the Company has significant operations.

Extraordinary Item

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Period in connection with the Offering of the Notes described in Note 5 of Notes to Condensed Consolidated Financial Statements, contained elsewhere herein.

Summary

Based on the factors discussed above, the Company's net income increased from $5.5 million to $5.9 million in the 1999 Quarter and 2000 Quarter, respectively, and from $9.5 million to $10.3 million in the 1999 Period and 2000 Period, respectively.

CHANGES IN FINANCIAL CONDITION

Consolidated assets of the Company increased $31.6 million from March 28, 1999 to October 3, 1999. This increase is primarily due to a net $29.7 million increase in inventory, primarily due to the acquisition of additional properties with purchase prices totaling $25.2 million, and $45.3 million of development spending on the Company's resort and residential land properties partially offset by inventory sold during the period. Among the properties acquired during the 2000 Period was a 1,766 acre tract adjacent to the Company's successful Lake Ridge at Joe Pool Lake residential land project in Dallas, Texas. The additional tract was acquired for approximately $11.6 million. Also, Brickshire, a new Bluegreen Golf Community situated on 1,135 acres in New Kent County, Virginia, was acquired for approximately $4.3 million. In addition, as a result of the foreclosure of property securing certain notes receivable from AmClub, Inc. (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Company received residential land and land for future resort development at the Shenandoah Crossing Farm & Club resort in Gordonsville, Virginia with a carrying value of $3.3 million. The remaining increase in total assets is due to development spending on the Company's Carolina National Golf Club (included in property and equipment) and is partially offset by the decrease in contracts receivable on the Company's residential land and golf sales due to increased volume of lot closings on sales recognized in the fourth quarter of fiscal 1999 and lower new sales volume during the 2000 Quarter. Another significant increase was the $14.9 million increase in the net notes receivable balance, primarily due to new notes receivable generated from the sale of timeshare interests during the 2000 Period, net of $19.3 million of notes receivable sold pursuant to its timeshare receivable purchase facility (see "Liquidity and Capital Resources") during the 2000 Quarter.

Consolidated liabilities increased $26.4 million from March 28, 1999 to October 3, 1999. The increase is primarily due to an $8.9 million hypothecation of timeshare notes receivable and $4.2 million hypothecation of Residential Land and Golf Division notes receivable under existing receivable financing facilities (see "Liquidity and Capital Resources"). In addition, the Company incurred an aggregate $28.0 million in borrowings for the acquisition and development of its resort, residential land and golf projects. This increase was partially offset by $6.7 million of payments on receivable-backed notes payable, the recognition of $1.8 million of income previously deferred due to the percentage-of-completion method of accounting and a $5.6 million decrease in accrued interest expense.

Total stockholders' equity increased $5.3 million during the 2000 Period, primarily due to net income of $10.3 million and $185,000 of proceeds and related income tax benefits from the exercise of stock options. These increases were partially offset by the Company's repurchase of $5.4 million of Common Stock (1.1 million shares) to be held in treasury. The Company's book value per common share increased from $4.76 to $4.96 at March 28, 1999 and October 3, 1999, respectively. The debt-to-equity ratio increased from 1.49:1 to 1.67:1 at March 28, 1999 and October 3, 1999, respectively, primarily due to the treasury stock purchases and additional borrowings discussed above.

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

On June 26, 1998, the Company executed a timeshare receivables purchase facility with a financial institution. Under the purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company may sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold is paid at closing in cash, with a portion deferred until such time as the purchaser has received their portion of principal payments (as defined in the Purchase Facility agreement), a return equal to the weighted-average term treasury rate plus 1.4%, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. If the Company does not sell to such financial institution during the term of the Purchase Facility notes receivable with a cumulative principal amount of at least $99 million, the return to the purchaser will increase by
 .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. Receivables are sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a transaction of this type. The Purchase Facility has a term of two years. Through October 3, 1999, the Company sold approximately $74.0 million in aggregate principal amount of timeshare receivables under the Purchase Facility.

The Company has a two-year, $35 million timeshare receivables warehouse loan facility, which expires in June 2000, with the same financial institution. Loans under the warehouse facility bear interest at LIBOR plus 2.75%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The warehouse facility includes affirmative, negative and financial covenants and events of default. On June 30, 1999, the Company borrowed $8.9 million under the warehouse facility, which will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan, but in no event later than June 26, 2000. As of October 3, 1999, the outstanding balance on this facility was $4.2 million, primarily due to a $3.9 million prepayment during the 2000 Quarter in connection with the sale of some of the hypothecated receivables through the Purchase Facility. The Company is currently negotiating an extension of the maturity date on this recent borrowing. There can be no assurances that such negotiations will be successful.

In addition, the same financial institution referred to in the preceding paragraphs has provided the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period, which expires in October 2000, and matures in November, 2005. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3%. With respect to any inventory financed under the facility, the Company will be required to have provided equity equal to at least 15% of the approved project costs. On September 14, 1999, the Company borrowed approximately $14 million under the acquisition and development facility. The principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort in Charleston, South Carolina are sold, subject to minimum required amortization.

Credit Facilities for Residential Land and Golf Receivables and Inventories

The Company has a $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division Receivables. The Company has historically used the facility as a warehouse until it accumulates a sufficient quantity of residential land and golf receivables to sell under a private placement REMIC transaction not registered under the Securities Act. There can be no assurances that the Company will accumulate a sufficient quantity of receivables to make a REMIC transaction viable. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land and Golf Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At October 3, 1999, the outstanding principal balances under the receivables and development portions of this facility were approximately $7.9 million and $600,000, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

The Company has a $35 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,766 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in Lake Ridge II are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for a new residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in the new project are sold. The principal must be repaid by October 6, 2004.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, to be known as Brickshire. The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire property. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Brickshire are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. The principal must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire.

Concurrent with obtaining the Brickshire lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of October 3, 1999, no amounts were outstanding under the Golf Course Loan.

Over the past three years, the Company has received approximately 85% to 98% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer lot financing. No assurances can be given that local banks will continue to provide such customer financing.

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

Other Credit Facility

On November 3, 1999, the Company increased the borrowing capacity on its unsecured line-of-credit with a bank from $5 million to $10 million. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly and all principal amounts are due on December 31, 2000. Through October 3, 1999, the Company has not borrowed any amounts under the line.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of October 3, 1999 is approximately $217.7 million (based on current costs), expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. Based on outstanding borrowings at October 3, 1999, and the credit facilities described above, the Company has approximately $104.2 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. This amount does not include the remaining $26.0 million of unused capacity under the Purchase Facility or the $15.0 million of gross proceeds to the Company upon the sale of the remaining 1.8 million shares of Common Stock to the Funds under the Stock Agreement. The Company may, in the future, require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

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

State of Readiness

The Company's plan to resolve the Y2K issue involves the following three phases: Assessment, Remediation, and Testing. The Assessment phase includes identifying all IT and non-IT systems currently being used by the Company and determining whether the systems are Y2K compliant (based on vendor representations or system documentation) and if not, identifying the tasks necessary to address the related issues. The Assessment phase also includes obtaining information regarding the Y2K state of readiness of third parties that the Company depends on to provide materials or services, whether or not the Company's computer systems interface with those of the third party. The Company has completed its assessment of its IT and non-IT systems. The Company has completed its assessment of the Y2K readiness of several identified third parties that, if their own systems are not Y2K compliant, could cause an interruption in the Company's business. Information about third parties was obtained by direct written correspondence or by reviewing the Y2K disclosures of third parties in public filings with the Securities and Exchange Commission, as applicable. There can be no assurances as to the accuracy of the representations made to the Company by third parties regarding the Y2K issue and whether interruptions to the Company's operations caused by the Y2K issue's impact on a third party's operations would have a material adverse effect on the Company.

The Remediation phase involves executing the tasks identified during the Assessment phase as necessary to make the Company's systems Y2K compliant. The Company has developed a detail project plan, which includes each system identified during the Assessment phase, a description of the tasks necessary to achieve Y2K compliance, a projected timetable for completion and an assignment of responsibility for completing the work. As several of the Company's critical systems are already Y2K compliant and will require no reprogramming, management estimates that the Company is approximately 95% complete with the Remediation phase. Remaining tasks are anticipated to be completed by November 30, 1999, and primarily include the testing of vendor-supplied software. The Remediation phase also includes identifying alternative vendors to replace any third parties who, based on information about Y2K readiness obtained during the Assessment phase, are estimated to cause a critical interruption to the Company's business based on the third party's inability to address the Y2K issue by January 1, 2000. The Company intends to address this portion of the Remediation phase by November 30, 1999. There can be no assurances that alternative third parties will be available or that the Company will be able to modify its existing business relationships to new vendors in a timely manner or at costs that are not materially higher than current expenses for these vendors.

The Testing phase involves establishing a test environment, performing system testing and evaluating the results. The Company intends to test all of its critical systems, including its sales and marketing systems, financial accounting systems, customer service systems and payroll systems to ensure that vendor representations as to Y2K compliance are accurate and that there are no issues relative to system interfaces. The Company commenced the testing process in August 1999, with all critical systems anticipated to be tested by November 30, 1999. There can be no assurances that vendor representations regarding the Y2K compliance of a critical system may not prove to be inaccurate or that new Y2K issues may not be discovered during the Testing phase.

Cost

The Company will utilize both internal and external resources to remediate and test its systems regarding the Y2K issue. The total cost of the Y2K project is estimated to be $460,000 and is being funded through operating cash flows. Through October 3, 1999, the Company has incurred $298,000, of which $244,000 has been capitalized and $54,000 has been expensed. Of the total remaining project costs, approximately $156,000 is attributable to the purchase of new marketing software and hardware, which will be capitalized. Such marketing software and hardware would have been replaced for reasons other than the Y2K issue. The remaining $6,000 relates to external costs of repairing existing software and hardware and testing systems. All internal payroll costs relating to the assessment, remediation and testing phases of the Y2K project are expensed as incurred and are excluded from the above amounts.

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

Contingency Plan

The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K program. The Company plans to finalize the evaluation of the status of completion in November 1999 and, if necessary, develop contingency plans for any third party relationships that are not expected to be Y2K compliant by January 1, 2000.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on July 28, 1999, and the results of that voting were set forth in the Company's Quarterly Report on Form 10-Q for the period ended July 4, 1999.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

      10.129- Employment Agreement between David D. Philp and the Company dated August 30, 1999.

      10.130- Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova Capital Corporation and the Registrant.

      10.135- Acquisition Cost Reimbursement Loan Agreement dated as of September 14, 1999, by and between Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.

      10.140- Loan Agreement dated as of September 24, 1999, between Bluegreen Properties of Virginia, Inc. and Branch Banking and Trust Company.

      10.152- Modification No. 2 to the Loan Agreement dated November 3, 1999, by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $10 million, unsecured revolving line-of-credit due December 31, 2000.

      27.1     Financial Data Schedule.

   (b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLUEGREEN CORPORATION
                                                  (Registrant)


Date:  November 15, 1999            By:   /s/ GEORGE F. DONOVAN
                                          -----------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer


Date:  November 15, 1999            By:   /s/ JOHN F. CHISTE
                                          -----------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 15, 1999            By:   /s/ ANTHONY M. PULEO
                                          -----------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)