Form 10-Q
period 2000-01-02
BLUEGREEN CORP
filed 2000-02-16
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended January 2, 2000

                                       or

[ ]   -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number: 0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       03-0300793
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     4960 Blue Lake Drive, Boca Raton, Florida                    33431
------------------------------------------------------       ----------------
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

As of February 14, 2000, there were 25,169,731 shares of Common Stock, $.01 par value per share, issued, 2,465,500 treasury shares and 22,704,231 shares outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.        FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AT
                    MARCH 28, 1999 AND JANUARY 2, 2000 ..........................................       3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                    ENDED DECEMBER 27, 1998 AND JANUARY 2, 2000 .................................       4

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - NINE MONTHS
                    ENDED DECEMBER 27, 1998 AND JANUARY 2, 2000 .................................       5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
                    ENDED DECEMBER 27, 1998 AND JANUARY 2, 2000 .................................       6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................       8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................      17

ITEM 3.        QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ...............................................      30

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ................................................................      30

ITEM 2.        CHANGES IN SECURITIES ............................................................      30

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ..................................................      30

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................      30

ITEM 5.        OTHER INFORMATION ................................................................      30

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .................................................      31

SIGNATURES.......................................................................................      31


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      MARCH 28,   JANUARY 2,
                                                                        1999         2000
                                                                     ---------     ---------
                                                                       (NOTE)     (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $15.8 million and $18.8 million at
   March 28, 1999 and January 2, 2000, respectively) ............    $  55,557     $  44,460
Contracts receivable, net .......................................       20,167         8,630
Notes receivable, net ...........................................       64,380        75,918
Notes receivable from related party .............................        4,168            --
Inventory, net ..................................................      142,628       190,676
Investments in securities .......................................       17,106        17,092
Property and equipment, net .....................................       26,052        32,954
Other assets ....................................................       19,064        30,610
                                                                     ---------     ---------
   TOTAL ASSETS .................................................    $ 349,122     $ 400,340
                                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable ................................................    $   6,207     $   4,340
Accrued liabilities and other ...................................       25,362        19,395
Deferred income .................................................        5,792         3,577
Deferred income taxes ...........................................       13,507        19,386
Receivable-backed notes payable .................................        9,884        12,746
Lines-of-credit and notes payable ...............................       17,615        67,532
10.50% senior secured notes payable .............................      110,000       110,000
8.00% convertible subordinated notes payable to related
    parties .....................................................        6,000         6,000
8.25% convertible subordinated debentures .......................       34,371        34,371
                                                                     ---------     ---------
   TOTAL LIABILITIES ............................................      228,738       277,347

Minority interest ...............................................        1,035           648

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..................................................           --            --
Common stock, $.01 par value, 90,000 shares
authorized; 25,063 and 25,128 shares issued at March 28, 1999 and
   January 2, 2000,  respectively ...............................          251           251
Additional paid-in capital ......................................      107,206       107,395
Treasury stock, 968 and 2,353 common shares at cost at
    March 28, 1999 and January 2, 2000, respectively ............       (4,545)      (11,518)
Net unrealized gains on investments available-for-sale, net
   of income taxes ..............................................          560           838
Retained earnings ...............................................       15,877        25,379
                                                                     ---------     ---------
   TOTAL SHAREHOLDERS' EQUITY ...................................      119,349       122,345
                                                                     ---------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................    $ 349,122     $ 400,340
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                         ------------------------
                                                                         December 27,  January 2,
                                                                            1998          2000
                                                                         -----------   ----------
REVENUES:
   Sales .............................................................    $ 55,669     $ 45,246
   Other resort and golf operations revenue ..........................       2,946        4,164
   Interest income ...................................................       4,112        3,903
   Gain on sale of notes receivable ..................................       1,092          693
   Other (expense) income ............................................         (39)         199
                                                                          --------     --------
                                                                            63,780       54,205
COSTS AND EXPENSES:
   Cost of sales .....................................................      20,779       17,298
   Cost of other resort and golf operations ..........................       3,331        3,840
   Selling, general and administrative expenses ......................      28,879       30,214
   Interest expense ..................................................       2,920        3,531
   Provision for loan losses .........................................         623        1,055
                                                                          --------     --------
                                                                            56,532       55,938
                                                                          --------     --------

Income (loss) before income taxes ....................................       7,248       (1,733)
Provision (benefit) for income taxes .................................       2,899         (676)
Minority interest in income (loss) of consolidated subsidiary ........          76         (272)
                                                                          --------     --------
NET INCOME (LOSS) ....................................................    $  4,273     $   (785)
                                                                          ========     ========

EARNINGS (LOSS) PER COMMON SHARE:

Basic ................................................................    $   0.18     $  (0.03)
                                                                          ========     ========
Diluted ..............................................................    $   0.16     $  (0.03)
                                                                          ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ................................................................      23,297       22,924
                                                                          ========     ========
Diluted ..............................................................      29,879       22,924
                                                                          ========     ========


See accompanying notes to condensed consolidated financial statements

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               Nine Months Ended
                                                                           ---------------------------
                                                                           December 27,     January 2,
                                                                               1998            2000
                                                                           ------------     ----------
REVENUES:
   Sales .............................................................      $ 172,730       $ 173,612
   Other resort and golf operations revenue ..........................          8,891          12,951
   Interest income ...................................................         11,361          11,794
   Gain on sale of notes receivable ..................................          3,145           1,577
   Other income ......................................................            340             486
                                                                            ---------       ---------
                                                                              196,467         200,420
COSTS AND EXPENSES:
   Cost of sales .....................................................         63,187          60,123
   Cost of other resort and golf operations ..........................          8,606          11,556
   Selling, general and administrative expenses ......................         87,431         100,259
   Interest expense ..................................................         10,028          10,160
   Provision for loan losses .........................................          1,515           3,380
                                                                            ---------       ---------
                                                                              170,767         185,478
                                                                            ---------       ---------

Income before income taxes ...........................................         25,700          14,942
Provision for income taxes ...........................................         10,280           5,827
Minority interest in loss of consolidated subsidiary .................            (53)           (387)
                                                                            ---------       ---------
Income before extraordinary item .....................................         15,473           9,502
Extraordinary loss on early extinguishment of debt, net of
   income taxes ......................................................         (1,682)             --
                                                                            ---------       ---------
NET INCOME ...........................................................      $  13,791       $   9,502
                                                                            =========       =========

EARNINGS PER COMMON SHARE:
Basic:
   Income before extraordinary item ..................................      $    0.71       $    0.41
   Extraordinary loss on early extinguishment of debt,
      net of income taxes ............................................          (0.08)             --
                                                                            ---------       ---------
   Net income ........................................................      $    0.63       $    0.41
                                                                            =========       =========

Diluted:
   Income before extraordinary item ..................................      $    0.59       $    0.37
   Extraordinary loss on early extinguishment of debt,
      net of income taxes ............................................          (0.06)             --
                                                                            ---------       ---------
   Net income ........................................................      $    0.53       $    0.37
                                                                            =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ................................................................         21,853          23,188
                                                                            =========       =========
Diluted ..............................................................         28,636          29,509
                                                                            =========       =========


See accompanying notes to condensed consolidated financial statements

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Nine Months Ended
                                                                           --------------------------
                                                                           December 27,    January 2,
                                                                              1998            2000
                                                                            ---------       ---------
OPERATING ACTIVITIES:
   Net income ........................................................      $  13,791       $   9,502
   Adjustments to reconcile net income to net
      cash flow used by operating activities:
        Extraordinary loss on early extinguishment of debt,
            net of taxes .............................................          1,682              --
        Minority interest in loss of consolidated subsidiary .........            (53)           (387)
        Depreciation and amortization ................................          1,955           3,323
        Gain on sale of notes receivable .............................         (3,145)         (1,577)
        (Gain) loss on sale of property and equipment ................           (268)            144
        Loss on exchange of REMIC certificates .......................             --             179
        Provision for loan losses ....................................          1,515           3,380
        Provision for deferred income taxes ..........................         10,280           5,827
        Interest accretion on investments in securities ..............         (1,572)         (1,747)
        Proceeds from sale of notes receivable .......................         44,620          30,492
        Proceeds from borrowings collateralized by notes
            receivable ...............................................          4,137          13,771
        Payments on borrowings collateralized by notes receivable ....         (2,573)        (10,248)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Contracts receivable ...........................................          2,224          11,537
      Notes receivable ...............................................        (43,490)        (52,200)
      Inventory ......................................................        (22,120)        (16,358)
      Other assets ...................................................         (3,594)         (5,810)
      Accounts payable, accrued liabilities and other ................         (6,102)         (9,780)
                                                                            ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES ................................         (2,713)        (19,952)
                                                                            ---------       ---------
INVESTING ACTIVITIES:
   Acquisition .......................................................             --            (675)
   Purchases of property and equipment ...............................         (9,385)         (9,713)
   Sales of property and equipment ...................................            954           1,433
   Cash received from investments in securities ......................          1,063           2,993
   Loan to related party .............................................             --            (256)
   Principal payments received on loans to related party .............             --             459
                                                                            ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES ................................         (7,368)         (5,759)
                                                                            ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of 10.5% senior secured notes payable ......        110,000              --
   Payment under short-term borrowings from underwriters .............        (22,149)             --
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable .............................................             --          27,885
   Payments under line-of-credit facilities and other notes payable ..        (73,569)         (4,586)
   Payment of debt issuance costs ....................................         (5,574)         (1,806)
   Proceeds from issuance of Common Stock ............................         24,298              --
   Payments for treasury stock .......................................         (1,402)         (6,973)
   Proceeds from exercise of employee and director stock options .....            374              94
                                                                            ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................         31,978          14,614
                                                                            ---------       ---------
Net increase (decrease) in cash and cash equivalents .................         21,897         (11,097)
Cash and cash equivalents at beginning of period .....................         31,065          55,557
                                                                            ---------       ---------
Cash and cash equivalents at end of period ...........................         52,962          44,460
Restricted cash and cash equivalents at end of period ................        (18,000)        (18,816)
                                                                            ---------       ---------
Unrestricted cash and cash equivalents at end of period ..............      $  34,962       $  25,644
                                                                            =========       =========


See accompanying notes to condensed consolidated financial statements

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - - CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                   --------------------------
                                                                   December 27,    January 2,
                                                                      1998            2000
                                                                   ------------     -------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing ...................     $     2,485      $25,867
                                                                   ===========      =======

      Foreclosure of notes receivable, inventory and
         fixed assets following default on notes receivable
         from related party ..................................     $        --      $ 3,965
                                                                   ===========      =======

      Exchange of REMIC certificates for notes receivable
         and inventory in connection with termination
         of REMIC ............................................     $        --      $ 4,353
                                                                   ===========      =======

      Inventory acquired through foreclosure or
         deedback in lieu of foreclosure .....................     $     5,778      $ 5,054
                                                                   ===========      =======

      Conversion of 8.25% convertible subordinated
         debentures into Common Stock ........................     $       368      $    --
                                                                   ===========      =======

      Sale of notes receivable in exchange for investments
         in securities and short-term receivable .............     $     4,409      $ 7,123
                                                                   ===========      =======



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 2000
                                   (UNAUDITED)

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine-month periods ended January 2, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended March 28, 1999.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Timeshare Interests typically entitle the buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity ("Timeshare Interests"). The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests at four off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") strategically acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the nine months ended January 2, 2000, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 53% and 47%, respectively, of the Company's total sales. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests sold by the Resorts Division and, to a lesser extent, land sold by the Residential Land and Golf Division.

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

FISCAL YEAR

The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Therefore, fiscal year 2000 will be 53 weeks long. The nine-month periods ended December 27, 1998 and January 2, 2000 consisted of 39 weeks and 40 weeks, respectively. The three-month periods ended December 27, 1998 and January 2, 2000 each consisted of 13 weeks.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings
(loss) per common share is computed in the same manner as basic earnings (loss) per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income (loss) and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 30, 1998.

On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the "Funds") pursuant to which the Funds purchased an aggregate 4.1 million shares of the Company's Common Stock through January 2, 2000. Pursuant to the Stock Agreement, as amended, subject to certain conditions thereto, the Company had the right to require the Funds, during the 18-month period commencing on August 14, 1998 (the "Commitment Period"), to purchase from the Company up to an additional 1.8 million shares of Common Stock (the "Remaining Shares") at a purchase price equal to $8.50 per share. If, on or prior to the expiration of the Commitment Period, the Company had not offered to sell to the Funds all of the Remaining Shares and the Company had achieved certain earnings levels for the 12-month period ended January 2, 2000, or if a Change of Control (as defined in the Stock Agreement) of the Company occurred during the Commitment Period, the Funds could have had the right to purchase any or all of the Remaining Shares not previously sold to the Funds at a purchase price equal to $8.50 per share. Therefore, as the impact of assuming the issuance of the remaining 1.8 million shares would be antidilutive, these shares have not been included in the Company's weighted-average shares outstanding for the purpose of computing diluted earnings (loss) per share for the three and nine months ended December 27, 1998 or January 2, 2000. On February 9, 2000, the Funds acquired the remaining 1.8 million shares for aggregate proceeds of $15.0 million.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


(in thousands, except per share data)                                     Three Months Ended            Nine Months Ended
                                                                   ---------------------------      ---------------------------
                                                                    December 27,    January 2,      December 27,     January 2,
                                                                       1998           2000             1998             2000
                                                                   ------------     ----------      ------------     ----------
Basic earnings (loss) per share - numerators:
    Income (loss) before extraordinary item ..................       $  4,273       $    (785)       $ 15,473        $  9,502
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ..................................             --              --          (1,682)             --
                                                                     --------       ---------        --------        --------
    Net income (loss) ........................................       $  4,273       $    (785)       $ 13,791        $  9,502
                                                                     ========       =========        ========        ========

Diluted earnings (loss) per share - numerators:
    Income (loss) before extraordinary item - basic ..........       $  4,273       $    (785)       $ 15,473        $  9,502
    Effect of dilutive securities (net of tax effects) .......            497              --           1,496           1,543
                                                                     --------       ---------        --------        --------
    Income (loss) before extraordinary item - diluted ........          4,770            (785)         16,969          11,045
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ..................................             --              --          (1,682)             --
                                                                     --------       ---------        --------        --------
    Net income (loss) - diluted ..............................       $  4,770       $    (785)       $ 15,287        $ 11,045
                                                                     ========       =========        ========        ========

Denominator:
    Denominator for basic earnings (loss) per share - weighted
        average shares .......................................         23,297          22,924          21,853          23,188
    Effect of dilutive securities:
       Stock options .........................................            880              --           1,070             619
       Convertible securities ................................          5,702              --           5,713           5,702
                                                                     --------       ---------        --------        --------
    Dilutive potential common shares .........................          6,582              --           6,783           6,321
                                                                     --------       ---------        --------        --------
    Denominator for diluted earnings (loss) per share -
       adjusted weighted-average shares and assumed
       conversions............................................         29,879          22,924          28,636          29,509
                                                                     ========       =========        ========        ========

Basic earnings (loss) per common share:
    Income (loss) before extraordinary item ..................       $   0.18       $   (0.03)       $   0.71        $   0.41
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ..................................             --              --           (0.08)             --
                                                                     --------       ---------        --------        --------
    Net income (loss) ........................................       $   0.18       $   (0.03)       $   0.63        $   0.41
                                                                     ========       =========        ========        ========

Diluted earnings (loss) per common share:
    Income (loss) before extraordinary item ..................       $   0.16       $   (0.03)       $   0.59        $   0.37
    Extraordinary loss on early extinguishment of debt,
        net of income taxes ..................................             --              --           (0.06)             --
                                                                     --------       ---------        --------        --------
    Net income (loss) ........................................       $   0.16       $   (0.03)       $   0.53        $   0.37
                                                                     ========       =========        ========        ========


START-UP COSTS

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. The SOP is effective for the Company's fiscal year 2000, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The adoption of this SOP had no significant impact on the Company's results of operations for the three- and nine-month periods ended January 2, 2000.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACQUISITION

On December 30, 1999, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Branson That's the Ticket, a ticket reseller and timeshare marketing company in Branson, Missouri for $1.35 million. The purchase price consisted of $675,000 in cash and a $675,000, 9% note payable due December 30, 2000. In connection with the acquisition, the Company recorded approximately $1.3 million in goodwill, which is included in other assets on the Company's condensed consolidated balance sheet and is being amortized on a straight-line basis over an eight-year period.

3. SALE OF NOTES RECEIVABLE

On December 29, 1999, the Company sold approximately $16.7 million aggregate principal amount of timeshare notes receivable (the "Receivables") to Bluegreen Receivables Finance Corporation III, a wholly-owned special purpose subsidiary of the Company ("BRFC"). Concurrently, BRFC sold the Receivables to an unaffiliated financial institution (the "Purchaser") pursuant to an Asset Purchase Agreement dated as of June 26, 1998 (as amended, the "Purchase Agreement"). In connection with the sale, the Company recognized a $693,000 gain on sale of notes receivable which is included in the condensed consolidated statement of operations for the three months ended January 2, 2000. On October 1, 1999, the Company sold to BRFC and BRFC sold to the Purchaser approximately $19.3 million of Receivables pursuant to the Purchase Agreement and recognized an $884,000 gain on sale of notes receivable. The gain on sale of notes receivable for the nine months ended January 2, 2000 was approximately $1.6 million.

Under the Purchase Agreement, BRFC will be entitled to sell up to $100 million aggregate principal amount of timeshare receivables to the Purchaser, of which $90.8 million in aggregate principal amount has been sold as of January 2, 2000. The purchase facility has detailed requirements with respect to the eligibility of receivables for purchase and a two-year term. The Purchaser's obligation to purchase under the purchase facility will terminate upon the occurrence of specified trigger events. The purchase facility includes various conditions to purchase and other provisions customary for securitizations of this type.

4. FORECLOSURE OF NOTES RECEIVABLE FROM RELATED PARTY

On October 7, 1998, Leisure Capital Corporation ("LCC"), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by AmClub, Inc. ("AmClub"), with an aggregate outstanding principal balance of $5.3 million (the "AmClub Notes"). LCC acquired the AmClub Notes for a purchase price of approximately $2.9 million. During fiscal 1999, the Company had also advanced $1.3 million to AmClub, primarily for timeshare resort improvements (the "AmClub Loan"). On December 14, 1998, LCC notified AmClub that the AmClub Notes and AmClub Loan were in default and due immediately. On September 1, 1999, the Company completed a foreclosure of the underlying collateral securing the AmClub Notes and the AmClub Loan. As a result of the foreclosure, the Company obtained a golf course, residential land, land for future resort development (all of which properties are located at the Shenandoah Crossing Farm & Club in Gordonsville, Virginia) and a portfolio of timeshare notes receivable with an aggregate net carrying value of approximately $4.0 million. The aggregate outstanding principal and interest on the AmClub Notes and AmClub Loan were allocated to the foreclosed assets based on relative fair market value. On December 17, 1999, the Company sold the golf course and related buildings for approximately $1.3 million and recorded a field operating profit of approximately $510,000. AmClub was owned by the former stockholders of RDI Group, Inc. ("RDI"), which was acquired by the Company in fiscal 1998.

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

Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 2, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   COMBINED          COMBINED
                                                   BLUEGREEN      NON-GUARANTOR     SUBSIDIARY
                                                  CORPORATION     SUBSIDIARIES      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                  -----------     -------------     ----------    ------------     ------------
ASSETS
    Cash and cash equivalents ..............       $  23,224        $  11,172       $  10,064       $      --        $  44,460
    Contracts receivable, net ..............             281              191           8,158              --            8,630
    Intercompany receivable ................          98,728               --              --         (98,728)              --
    Notes receivable, net ..................             398            6,809          68,711              --           75,918
    Inventory, net .........................          20,265           13,759         156,652              --          190,676
    Investments in securities ..............              --           14,592           2,500              --           17,092
    Investments in subsidiaries ............           7,980               --              --          (7,980)              --
    Property and equipment, net ............           8,052              267          24,635              --           32,954
    Other assets ...........................          14,970            8,091          10,549          (3,000)          30,610
                                                   ---------        ---------       ---------       ---------        ---------
       Total assets ........................       $ 173,898        $  54,881       $ 281,269       $(109,708)       $ 400,340
                                                   =========        =========       =========       =========        =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, accrued liabilities
         and other..........................       $   9,016        $  14,543       $   3,753       $      --        $  27,312
    Intercompany payable ...................              --           17,066          81,662         (98,728)              --
    Deferred income taxes ..................           1,416            2,583          15,387              --           19,386
    Lines-of-credit and notes payable ......         111,288           13,724          68,266          (3,000)         190,278
    8.00% convertible subordinated notes
        payable to related parties .........           6,000               --              --              --            6,000
    8.25% convertible subordinated
        debentures..........................          34,371               --              --              --           34,371
                                                   ---------        ---------       ---------       ---------        ---------
       Total liabilities ...................         162,091           47,916         169,068        (101,728)         277,347

    Minority interest ......................              --               --              --             648              648

Shareholders' Equity
    Common stock ...........................             251                7               2              (9)             251
    Additional paid-in capital .............         107,395              494           8,002          (8,496)         107,395
    Treasury stock .........................         (11,518)              --              --              --          (11,518)
    Net unrealized gains ...................              --              838              --              --              838
    Retained earnings (accumulated deficit)          (84,321)           5,626         104,197            (123)          25,379
                                                   ---------        ---------       ---------       ---------        ---------
       Total shareholders' equity ..........          11,807            6,965         112,201          (8,628)         122,345
                                                   ---------        ---------       ---------       ---------        ---------
      Total liabilities and shareholders'
        equity .............................       $ 173,898        $  54,881       $ 281,269       $(109,708)       $ 400,340
                                                   =========        =========       =========       =========        =========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED DECEMBER 27, 1998
                                                  -----------------------------------------------------------------------------
                                                                   COMBINED          COMBINED
                                                   BLUEGREEN      NON-GUARANTOR     SUBSIDIARY
                                                  CORPORATION     SUBSIDIARIES      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                  -----------     -------------     ----------    ------------     ------------
REVENUES
    Sales ..................................        $  8,589        $  3,745        $ 43,335         $     --         $ 55,669
    Management fee revenue .................           5,375              --              --           (5,375)              --
    Other resort and golf operations revenue              --             271           2,675               --            2,946
    Interest income ........................             394             759           2,959               --            4,112
    Other income (expense) .................               8           1,068             (23)              --            1,053
                                                    --------        --------        --------         --------         --------
                                                      14,366           5,843          48,946           (5,375)          63,780
COST AND EXPENSES
    Cost of sales ..........................           2,870           1,138          16,771               --           20,779
    Cost of other resort and golf operations              --             252           3,079               --            3,331
    Management fees ........................              --             478           4,897           (5,375)              --
    Selling, general and administrative
     expenses...............................           8,488           1,926          18,465               --           28,879
    Interest expense .......................           2,451             469              --               --            2,920
    Provision for loan losses ..............              --              75             548               --              623
                                                    --------        --------        --------         --------         --------
                                                      13,809           4,338          43,760           (5,375)          56,532
                                                    --------        --------        --------         --------         --------
    Income before income taxes .............             557           1,505           5,186               --            7,248
    Provision for income taxes .............             223             602           2,074               --            2,899
    Minority interest in income of
     consolidated subsidiary................              --              --              --               76               76
                                                    --------        --------        --------         --------         --------
    Net income .............................        $    334        $    903        $  3,112         $    (76)        $  4,273
                                                    ========        ========        ========         ========         ========


                                                                      THREE MONTHS ENDED JANUARY 2, 2000
                                                  -----------------------------------------------------------------------------
                                                                   COMBINED          COMBINED
                                                   BLUEGREEN      NON-GUARANTOR     SUBSIDIARY
                                                  CORPORATION     SUBSIDIARIES      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                  -----------     -------------     ----------    ------------     ------------
REVENUES
    Sales ...................................        $  6,747         $  1,692        $ 36,807         $     --         $ 45,246
    Management fee revenue ..................           4,630               --              --           (4,630)              --
    Other resort and golf operations revenue               --              697           3,467               --            4,164
    Interest income .........................             264              817           2,822               --            3,903
    Other income (expense) ..................             186              733             (27)              --              892
                                                     --------         --------        --------         --------         --------
                                                       11,827            3,939          43,069           (4,630)          54,205
COST AND EXPENSES
    Cost of sales ...........................           1,694              424          15,180               --           17,298
    Cost of other resort and golf operations               --              338           3,502               --            3,840
    Management fees .........................              --              321           4,309           (4,630)              --
    Selling, general and administrative
     expenses................................          10,277            1,815          18,122               --           30,214
    Interest expense ........................           1,826              454           1,251               --            3,531
    Provision for loan losses ...............              --              180             875               --            1,055
                                                     --------         --------        --------         --------         --------
                                                       13,797            3,532          43,239           (4,630)          55,938
                                                     --------         --------        --------         --------         --------
    (Loss) income before income taxes .......          (1,970)             407            (170)              --           (1,733)
    (Benefit) provision for income taxes ....            (768)             158             (66)              --             (676)
    Minority interest in loss of consolidated
        subsidiary ..........................              --               --              --             (272)            (272)
                                                     --------         --------        --------         --------         --------
    Net (loss) income .......................        $ (1,202)        $    249        $   (104)        $    272         $   (785)
                                                     ========         ========        ========         ========         ========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         NINE MONTHS ENDED DECEMBER 27, 1998
                                                 --------------------------------------------------------------------------
                                                                  COMBINED       COMBINED
                                                  BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                 CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                 -----------    --------------  ----------    ------------    ------------
REVENUES
    Sales ..................................      $  26,721      $   9,612       $ 136,397       $      --       $ 172,730
    Management fee revenue .................         16,460             --              --         (16,460)             --
    Other resort and golf operations revenue             --            778           8,113              --           8,891
    Interest income ........................          1,661          2,069           7,631              --          11,361
    Other income ...........................            296          3,121              68              --           3,485
                                                  ---------      ---------       ---------       ---------       ---------
                                                     45,138         15,580         152,209         (16,460)        196,467
COST AND EXPENSES
    Cost of sales ..........................          8,448          2,696          52,043              --          63,187
    Cost of other resort and golf operations             --            771           7,835              --           8,606
    Management fees ........................             --          1,246          15,214         (16,460)             --
    Selling, general and administrative
      expenses .............................         25,895          5,655          55,881              --          87,431
    Interest expense .......................          8,253          1,470             305              --          10,028
    Provision for loan losses ..............             --            227           1,288              --           1,515
                                                  ---------      ---------       ---------       ---------       ---------
                                                     42,596         12,065         132,566         (16,460)        170,767
                                                  ---------      ---------       ---------       ---------       ---------

    Income before income taxes .............          2,542          3,515          19,643              --          25,700
    Provision for income taxes .............          1,017          1,406           7,857              --          10,280
    Minority interest in loss of
      consolidated subsidiary...............             --             --              --             (53)            (53)
                                                  ---------      ---------       ---------       ---------       ---------
   Income before extraordinary item.........          1,525          2,109          11,786              53          15,473
   Extraordinary loss on early
       extinguishment of debt, net .........             --             --          (1,682)             --          (1,682)
                                                  ---------      ---------       ---------       ---------       ---------
     Net income ............................      $   1,525      $   2,109       $  10,104       $      53       $  13,791
                                                  =========      =========       =========       =========       =========





                                                                          NINE MONTHS ENDED JANUARY 2, 2000
                                                 --------------------------------------------------------------------------
                                                                  COMBINED       COMBINED
                                                  BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                 CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                 -----------    --------------  ----------    ------------    ------------
REVENUES
    Sales ...................................      $  22,391       $   7,217      $ 144,004       $      --       $ 173,612
    Management fee revenue ..................         17,520              --             --         (17,520)             --
    Other resort and golf operations revenue              --           1,928         11,023              --          12,951
    Interest income .........................            767           2,602          8,425              --          11,794
    Other income ............................            339           1,655             69              --           2,063
                                                   ---------       ---------      ---------       ---------       ---------
                                                      41,017          13,402        163,521         (17,520)        200,420
COST AND EXPENSES
    Cost of sales ...........................          6,565           1,890         51,668              --          60,123
    Cost of other resort and golf operations              --             937         10,619              --          11,556
    Management fees .........................             --           1,175         16,345         (17,520)             --
    Selling, general and administrative
       expenses..............................         32,428           5,516         62,315              --         100,259
    Interest expense ........................          7,050           1,573          1,537              --          10,160
    Provision for loan losses ...............             --             270          3,110              --           3,380
                                                   ---------       ---------      ---------       ---------       ---------
                                                      46,043          11,361        145,594         (17,520)        185,478
                                                   ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes .......         (5,026)          2,041         17,927              --          14,942
    Provision (benefit) for income taxes ....         (1,960)            796          6,991              --           5,827
    Minority interest in loss of consolidated
       subsidiary ...........................             --              --             --            (387)           (387)
                                                   ---------       ---------      ---------       ---------       ---------
    Net income (loss) .......................      $  (3,066)      $   1,245      $  10,936       $     387       $   9,502
                                                   =========       =========      =========       =========       =========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED DECEMBER 27, 1998
                                                           ----------------------------------------------------------
                                                                           COMBINED        COMBINED
                                                            BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                           -----------   -------------    ----------    ------------
OPERATING ACTIVITIES:
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ....      $ (81,110)      $   7,496       $  70,901       $  (2,713)
                                                           ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
    Purchases of property and equipment .............         (3,878)            (54)         (5,453)         (9,385)
    Sales of property and equipment .................            923              --              31             954
    Cash received from investments in securities ....             --           1,063              --           1,063
                                                           ---------       ---------       ---------       ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ....         (2,955)          1,009          (5,422)         (7,368)
                                                           ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-
     credit facilities and other notes payable ......        110,000              --              --         110,000
   Payments under line-of-credit facilities
     and other notes payable ........................        (29,087)         (4,639)        (61,992)        (95,718)
   Payment of debt issuance costs ...................         (4,679)           (835)            (60)         (5,574)
   Proceeds from issuance of Common Stock ...........         24,298              --              --          24,298
   Proceeds from exercise of employee and
     director stock options .........................            374              --              --             374
   Payments for treasury stock ......................         (1,402)             --              --          (1,402)
                                                           ---------       ---------       ---------       ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....         99,504          (5,474)        (62,052)         31,978
                                                           ---------       ---------       ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........         15,439           3,031           3,427          21,897
Cash and cash equivalents at beginning of period ....         16,100           5,186           9,779          31,065
                                                           ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ..........         31,539           8,217          13,206          52,962
Restricted cash and cash equivalents at end of period         (2,899)         (7,994)         (7,107)        (18,000)
                                                           ---------       ---------       ---------       ---------
Unrestricted cash and cash equivalents at
   end of period ....................................      $  28,640       $     223       $   6,099       $  34,962
                                                           =========       =========       =========       =========



                                                                               NINE MONTHS ENDED JANUARY 2, 2000
                                                                 ---------------------------------------------------------
                                                                                  COMBINED       COMBINED
                                                                  BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                                 CORPORATION    SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                                 -----------   -------------    ----------    ------------
OPERATING ACTIVITIES:
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ...........      $ (3,551)      $  1,677       $(18,078)      $(19,952)
                                                                  --------       --------       --------       --------
INVESTING ACTIVITIES:
   Acquisition .............................................            --             --           (677)          (677)
   Purchases of property and equipment .....................        (1,992)          (114)        (7,605)        (9,711)
   Sales of property and equipment .........................            --             --          1,433          1,433
   Cash received from investments in securities ............            --          2,993             --          2,993
   Loan to related party ...................................            --             --           (256)          (256)
   Principal payments received on loans to related party ...            --             --            459            459
                                                                  --------       --------       --------       --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ...........        (1,992)         2,879         (6,646)        (5,759)
                                                                  --------       --------       --------       --------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-credit facilities
     and notes payable .....................................            --             --         27,885         27,885
   Payments under line-of-credit facilities
     and other notes payable ...............................          (104)        (1,947)        (2,535)        (4,586)
   Payment of debt issuance costs ..........................          (959)          (129)          (718)        (1,806)
   Payments for treasury stock .............................        (6,973)            --             --         (6,973)
   Proceeds from the exercise of employee
     and director stock options ............................            94             --             --             94
                                                                  --------       --------       --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...........        (7,942)        (2,076)        24,632         14,614
                                                                  --------       --------       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......       (13,485)         2,480            (92)       (11,097)
Cash and cash equivalents at beginning of period ...........        36,710          8,690         10,157         55,557
                                                                  --------       --------       --------       --------
Cash and cash equivalents at end of period .................        23,225         11,170         10,065         44,460
Restricted cash and cash equivalents at end of period ......        (1,700)       (11,170)        (5,946)       (18,816)
                                                                  --------       --------       --------       --------
Unrestricted cash and cash equivalents at
   end of period ...........................................      $ 21,525       $     --       $  4,119       $ 25,644
                                                                  ========       ========       ========       ========

7. LINES-OF-CREDIT AND NOTES PAYABLE

On November 3, 1999, the Company increased the borrowing capacity on its unused, unsecured line-of-credit with a bank from $5.0 million to $10.0 million. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly, with all principal amounts due on December 31, 2000.

In September 14, 1999, the Company borrowed approximately $14 million under its $25 million timeshare acquisition and development facility (the "Facility") with a financial institution. The loan bears interest at LIBOR plus 3% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort are sold, subject to minimum required amortization. The principal must be repaid by November 1, 2005. The loan is secured by the Company's Timeshare Interest inventory at the Lodge Alley Inn resort in Charleston, South Carolina. As of January 2, 2000, the outstanding balance on this loan was $13.1 million. On December 20, 1999, the Company borrowed approximately $13.9 million under the Facility (the borrowing capacity of which was increased to $28.0 million to provide for this loan). The loan bears interest at LIBOR plus 3% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II resort are sold, subject to minimum amortization. The principal must be repaid by January 1, 2006. The loan is secured by the Company's Timeshare Interest inventory at the Shore Crest II resort in Myrtle Beach, South Carolina.

On September 14, 1999, in connection with the acquisition of 1,766 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12 million under its $35 million residential land revolving credit facility (the "Revolving Credit Facility") with a financial institution. The loan bears interest at prime plus 1.25% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Lake Ridge II are sold. The principal must be repaid by September 14, 2004. The loan is secured by the Company's residential land lot inventory in Lake Ridge II. As of January 2, 2000, the outstanding balance on this loan was $12 million.

On October 6, 1999, in connection with the acquisition of 6,996 acres for a new residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the Revolving Credit Facility. The loan bears interest at prime plus 1.25% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in the new project are sold. The principal must be repaid by October 6, 2004. As of January 2, 2000, the outstanding balance on this loan was $11.9 million.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, to be known as Brickshire. The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire property. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Brickshire are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. The principal must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire. As of January 2, 2000, the outstanding balance on this loan was $2.0 million.

Concurrent with obtaining the Brickshire lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). The outstanding balance under this line-of-credit bears interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of January 2, 2000, no amounts were outstanding under the Golf Course Loan.

In connection with the sales of Receivables discussed in Note 3, above, the Company used a portion of the sale proceeds to repay $5.7 million of the outstanding balance on its timeshare receivables warehouse loan facility. As of January 2, 2000, the outstanding balance on the warehouse facility was $2.0 million.

8. BUSINESS SEGMENTS

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

Required disclosures for the Company's business segments are as follows (in thousands):


                                                                                   RESIDENTIAL LAND
                                                                       RESORTS           AND GOLF         TOTALS
                                                                      ----------         --------        --------
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 27, 1998
Sales                                                                 $ 25,024           $30,645         $ 55,669
Other resort and golf operations revenue                                 2,757               189            2,946
Depreciation expense                                                       170               136              306
Field operating profit                                                   1,272             7,529            8,801
Inventory, net                                                          82,608            54,974          137,582

AS OF AND FOR THE THREE MONTHS ENDED JANUARY 2, 2000
Sales                                                                 $ 24,043           $21,203         $ 45,246
Other resort and golf operations revenue                                 3,633               531            4,164
Depreciation expense                                                       339               224              563
Field operating (loss) profit                                             (585)            3,432            2,847
Inventory, net                                                         107,931            82,745          190,676

FOR THE NINE MONTHS ENDED DECEMBER 27, 1998
Sales                                                                 $ 74,885           $97,845         $172,730
Other resort and golf operations revenue                                 8,211               680            8,891
Depreciation expense                                                       496               355              851
Field operating profit                                                   7,029            26,191           33,220

FOR THE NINE MONTHS ENDED JANUARY 2, 2000
Sales                                                                 $ 92,237           $81,375         $173,612
Other resort and golf operations revenue                                10,891             2,060           12,951
Depreciation expense                                                       926               642            1,568
Field operating profit                                                   6,973            21,583           28,556


Field operating profit for reportable segments reconciled to consolidated income
(loss) before income taxes (in thousands) is as follows:


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ------------ ---------------     ----------------------------
                                                        DECEMBER 27,      JANUARY 2,     DECEMBER 27,      JANUARY 2,
                                                           1998             2000            1998             2000
                                                        ------------      ----------     ------------      ----------
Field operating profit for reportable segments            $ 8,801          $ 2,847         $33,220          $28,556
Interest income                                             4,112            3,903          11,361           11,794
Gain on sale of notes receivable                            1,092              693           3,145            1,577
Other (expense) income                                        (39)             199             340              486
Corporate general and administrative expenses              (3,175)          (4,789)        (10,823)         (13,931)
Interest expense                                           (2,920)          (3,531)        (10,028)         (10,160)
Provision for loan losses                                    (623)          (1,055)         (1,515)          (3,380)
                                                         ---------        ---------       ---------        ---------
Consolidated income (loss) before income taxes            $ 7,248          $(1,733)        $25,700          $14,942
                                                          =======          ========        =======          =======


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

o) Risks associated with selling Timeshare Interests in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships.

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

Costs associated with the acquisition and development of timeshare resorts and residential land properties, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenue is recognized.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. As the Company's timeshare revenues grow as a percentage of total revenues, the Company believes that the fluctuations in revenues due to seasonality may be mitigated in part. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements).

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the nine months ended December 27, 1998 or January 2, 2000. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

A portion of the Company's revenues historically has been and is expected to continue to be comprised of gains on sales of loans. The gains are recorded in the Company's revenues and retained interests in the portfolio are recorded on its balance sheet (as investments in securities) at the time of sale. The amount of gains recorded is based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the future when the retained interests are realized, except for the effect of reduced interest accretion on the Company's retained interest, which would be recognized each period the retained interests are held. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the future when the retained interests are realized. There can be no assurances that the carrying value of the Company's investments in securities will be fully realized or that future loan sales will result in gains.

RESULTS OF OPERATIONS


(DOLLARS IN  THOUSANDS)                                                      RESIDENTIAL
                                                  RESORTS                LAND AND GOLF                   TOTAL
                                            ----------------------   ----------------------    ---------------------
THREE MONTHS ENDED DECEMBER 27, 1998
Sales ...................................    $  25,024     100.0 %    $  30,645     100.0 %    $  55,669     100.0 %
Cost of sales (1) .......................       (6,243)    (24.9)%      (14,536)    (47.4)%      (20,779)    (37.3)%
                                             ---------     -----      ---------     -----      ---------     -----
Gross profit ............................       18,781      75.1 %       16,109      52.6 %       34,890      62.7 %
Other resort and golf operations revenue         2,757      11.0 %          189       0.4 %        2,946       5.3 %
Cost of other resort and golf operations        (2,757)    (11.0)%         (574)     (1.8)%       (3,331)     (6.0)%
Field selling, general and administrative
  expenses(2) ...........................      (17,509)    (70.0)%       (8,195)    (26.6)%      (25,704)    (46.2)%
                                             ---------     -----      ---------     -----      ---------     -----
Field operating profit ..................    $   1,272       5.1 %    $   7,529      24.6 %    $   8,801      15.8 %
                                             =========     =====      =========     =====      =========     =====

THREE MONTHS ENDED JANUARY 2, 2000
Sales ...................................    $  24,043     100.0 %    $  21,203     100.0 %    $  45,246     100.0 %
Cost of sales (1) .......................       (5,723)    (23.8)%      (11,575)    (54.6)%      (17,298)    (38.2)%
                                             ---------     -----      ---------     -----      ---------     -----
Gross profit ............................       18,320      76.2 %        9,628      45.4 %       27,948      61.8 %
Other resort and golf operations revenue         3,633      15.1 %          531       2.5 %        4,164       9.2 %
Cost of resort and golf operations ......       (2,894)    (12.0)%         (946)     (4.5)%       (3,840)     (8.5)%
Field selling, general and administrative
  expenses(2) ...........................      (19,644)    (81.7)%       (5,781)    (27.2)%      (25,425)    (56.2)%
                                             ---------     -----      ---------     -----      ---------     -----
Field operating (loss) profit ...........    $    (585)     (2.4)%    $   3,432      16.2 %    $   2,847       6.3 %
                                             =========     =====      =========     =====      =========     =====

NINE MONTHS ENDED DECEMBER 27, 1998
Sales ...................................    $  74,885     100.0 %    $  97,845     100.0 %    $ 172,730     100.0 %
Cost of sales (1) .......................      (18,433)    (24.6)%      (44,754)    (45.7)%      (63,187)    (36.6)%
                                             ---------     -----      ---------     -----      ---------     -----
Gross profit ............................       56,452      75.4 %       53,091      54.3 %      109,543      63.4 %
Other resort and golf operations revenue         8,211      11.0 %          680       0.7 %        8,891       5.1 %
Cost of other resort and golf operations        (7,422)     (9.9)%       (1,184)     (1.2)%       (8,606)     (5.0)%
Field selling, general and administrative
  expenses(2) ...........................      (50,212)    (67.1)%      (26,396)    (27.0)%      (76,608)    (44.3)%
                                             ---------     -----      ---------     -----      ---------     -----
Field operating profit ..................    $   7,029       9.4 %    $  26,191      26.8 %    $  33,220      19.2 %
                                             =========     =====      =========     =====      =========     =====

NINE MONTHS ENDED JANUARY 2, 2000
Sales ...................................    $  92,237     100.0 %    $  81,375     100.0 %    $ 173,612     100.0 %
Cost of sales (1) .......................      (21,638)    (23.5)%      (38,485)    (47.3)%      (60,123)    (34.6)%
                                             ---------     -----      ---------     -----      ---------     -----
Gross profit ............................       70,599      76.5 %       42,890      52.7 %      113,489      65.4 %
Other resort and golf operations revenue        10,891      11.8 %        2,060       2.5 %       12,951       7.5 %
Cost of resort and golf operations ......       (8,659)     (9.4)%       (2,897)     (3.6)%      (11,556)     (6.7)%
Field selling, general and administrative
  expenses(2) ...........................      (65,858)    (71.3)%      (20,470)    (25.1)%      (86,328)    (49.8)%
                                             ---------     -----      ---------     -----      ---------     -----
Field operating profit ..................    $   6,973       7.6 %    $  21,583      26.5 %    $  28,556      16.4 %
                                             =========     =====      =========     =====      =========     =====


(1) COST OF SALES REPRESENTS THE COST OF INVENTORY INCLUDING THE COST OF IMPROVEMENTS, AMENITIES AND IN CERTAIN CASES PREVIOUSLY CAPITALIZED INTEREST AND REAL ESTATE TAXES.

(2) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $3.2 MILLION AND $4.8 MILLION FOR THE THREE MONTHS ENDED DECEMBER 27, 1998 AND JANUARY 2, 2000, RESPECTIVELY, AND $10.8 MILLION AND $13.9 MILLION FOR THE NINE MONTHS ENDED DECEMBER 27, 1998 AND JANUARY 2, 2000, RESPECTIVELY.

SALES

Consolidated sales decreased 18.7% from $55.7 million for the three-month period ended December 27, 1998 (the "1999 Quarter") to $45.2 million for the three-month period ended January 2, 2000 (the "2000 Quarter"). Consolidated sales increased 0.5% from $172.7 million for the nine-month period ended December 27, 1998 (the "1999 Period") to $173.6 million for the nine-month period ended January 2, 2000 (the "2000 Period"). Increases in Resorts Division sales during the 2000 Period were partially offset by lower Residential Land and Golf Division sales.

As of January 2, 2000, approximately $2.2 million in estimated income on sales of $4.7 million was deferred under percentage-of-completion accounting. At March 28, 1999, approximately $5.0 million in estimated income on sales of $11.4 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income.

RESORTS DIVISION. During the 1999 Quarter and the 2000 Quarter, sales of Timeshare Interests contributed $25.0 million or 45.0% and $24.0 million or 53.1%, respectively, of the Company's total consolidated sales. During the 1999 Period and the 2000 Period, sales of Timeshare Interests contributed $74.9 million or 43.4% and $92.2 million or 53.1%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of Timeshare Interests sold and the average sales price per Timeshare Interest for the Resorts Division for the periods indicated, BEFORE giving effect to the percentage-of-completion method of accounting.


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   -----------------------------       -----------------------------
                                                   DECEMBER 27,       JANUARY 2,       DECEMBER 27,       JANUARY 2,
                                                       1998              2000              1998              2000
                                                   ------------       ----------       ------------       ----------
Timeshare Interests sold                              2,969             2,441             9,074              9,864
Average sales price per Timeshare Interest           $8,619            $9,086            $8,675             $9,054
Gross margin                                           75.1%             76.2%             75.4%              76.5%


The increase in the number of Timeshare Interests sold during the 2000 Period was due in part to sales of Timeshare Interests at the new phase of the Company's Orlando's Sunshine Resort in Orlando, Florida ("OSR II"). OSR II generated sales of 2,164 and 683 Timeshare Interests during the 2000 Period and 2000 Quarter, respectively, with no corresponding sales during the 1999 Period. Construction on OSR II was completed in the 2000 Period. This new phase consists of 60 two-bedroom vacation homes and features an outdoor pool, jacuzzi, lighted tennis courts and a clubhouse. OSR II is estimated to be sold out during the first quarter of fiscal 2001, and is expected to generate an additional $22.0 million in sales after the 2000 Quarter. There can be no assurances that such sell-out of OSR II will occur when expected.

In addition, the Company reported sales of 1,158 and 262 Timeshare Interests at Phase II of the Company's Shore Crest resort in Myrtle Beach, South Carolina ("Shore Crest II") during the 2000 Period and 2000 Quarter, respectively, with no corresponding sales during the 1999 Period. Shore Crest II consists of 114 two-bedroom vacation homes featuring balconies overlooking the creeks and marshes of the North Myrtle Beach area, an outdoor pool and "lazy river" amenity and is across the street from the Company's ocean front Shore Crest Vacation Villas. As of January 2, 2000, estimated remaining life-of-project sales (aggregate sales of the existing, currently under construction and planned Timeshare Interests at current retail prices) of Shore Crest II were $65.2 million. Sales at Phase I of Shore Crest decreased from 1,307 to 689 Timeshare Interests sold from the 1999 Period to the 2000 Period, respectively, and for 358 to 103 Timeshare Interests sold during the 1999 Quarter and 2000 Quarter, respectively, as the one sales office at the Shore Crest complex now has an expanded product offering to sell, with the opening of Shore Crest II.

Sales at the Company's Lodge Alley Inn resort in Charleston, South Carolina, which was acquired in September 1998, consisted of 269 and 107 Timeshare Interests sold during the 2000 Period and 2000 Quarter, respectively, with no sales during the 1999 Period and 1999 Quarter. The Lodge Alley Inn is an 89-room resort in the historic district of Charleston and represents the Company's first "urban" timeshare product.

Sales of the Company's Christmas Mountain Village Resort inventory, located in Wisconsin Dells, Wisconsin, decreased from 1,569 to 356 Timeshare Interests sold in the 1999 Period and the 2000 Period, respectively, and from 644 to 56 Timeshare Interests sold during the 1999 Quarter and 2000 Quarter, respectively. The decrease was due primarily to the resort's focus on selling the OSR II Timeshare Interest inventory (see discussion above).

Sales at the Company's 50%-owned joint venture at the La Cabana Beach and Racquet Club, located in Aruba, decreased from 527 Timeshare Interests to 181 Timeshare Interests from the 1999 Quarter to the 2000 Quarter, respectively, and from 1,354 to 881 Timeshare Interests sold during the 1999 Period and 2000 Period, respectively. The resort is experiencing a slowdown in operations during the 2000 Period and during the fiscal 2000 fourth quarter to date, as a result of transitioning its sales staff from an employee leasing arrangement to permanent employee status, which resulted in some attrition among the sales force.

The Company believes that the remaining decrease during the 2000 Quarter and partially offsetting decrease during the 2000 Period were primarily due to the adverse impact of Hurricanes Dennis and Floyd on vacation traffic and therefore sales tour flow at the Company's resorts in the South Carolina area during the Company's second and third fiscal quarters, as well as the impact on sales during a transition period in the 2000 Quarter during which the

Company's Resorts Division regional management structure was reorganized to better position the Company for future growth.

Average sales price per Timeshare Interest increased during the 2000 Quarter and the 2000 Period primarily due to an increase in the average sales prices at the Company's La Cabana resort and the commencement of sales at the Lodge Alley Inn resort. The average sales price at La Cabana increased from $7,107 to $8,398 from the 1999 Quarter to the 2000 Quarter, respectively, and from $7,099 to $7,596 from the 1999 Period to the 2000 Period, respectively. Sales at the Lodge Alley Inn resort commenced in the fourth quarter of Fiscal 1999. The average sales price at Lodge Alley Inn for the 2000 Period was $12,755, representing the highest average price of all existing resorts.

The Resorts Division's gross margin increased from 75.4% during the 1999 Period to 76.5% during the 2000 Period primarily due to the increased average sales prices discussed above and the approximately 80% gross margin generated by sales of the Company's OSR II inventory. In addition, during the 2000 Period the Company recognized approximately $655,000 of fees charged to existing timeshare owners to convert their fixed-weeks into points-based Timeshare Interests in the Company's vacation club program ("Conversions"). The costs of Conversions to the Company are minimal. Also, Bluegreen Properties N.V. ("BPNV"), the Company's 50%-owned joint venture in Aruba, recognized approximately $525,000 in revenue with no corresponding costs of sales during the 2000 Period, pursuant to a sales and marketing agreement whereby BPNV sells Timeshare Interests on behalf of a third party in Aruba.

Other resort revenues and related costs increased 31.8% and 5.0%, respectively, during the 2000 Quarter, and 32.6% and 16.7%, respectively, during the 2000 Period, as compared to the comparable prior year periods, due to the results of the hotel operations at the Company's Lodge Alley Inn resort. Lodge Alley hotel revenues were $855,000 and $1.1 million for the 2000 Quarter and the 2000 Period, respectively. Related costs were $621,000 and $761,000 for the 2000 Quarter and the 2000 Period, respectively. In addition, revenues generated by Resort Title Agency, Inc. ("Title"), the Company's wholly-owned title company, increased approximately $1.1 million during the 2000 Period due to the fact that all of the Company's vacation club sales are now processed through Title (last year not all sales were vacation club sales). Also, the Company generated approximately $1.6 million and $500,000 during the 2000 Period and 2000 Quarter, respectively, of management and reservation fee income earned for services provided to Vacation Club members. Finally, the Company recognized an additional $300,000 of commissions during the 2000 Period as compared to the 1999 Period which were earned by renting Timeshare Interests on behalf of owners.

Field selling, general and administrative ("SG&A") expenses increased as a percentage of sales for the Resorts Division during the 2000 Quarter and 2000 Period, from the 1999 Quarter and Period, respectively. The increases are due in part to decreased sales and increased employee costs as a result of the transition of the sales staff at the La Cabana resort previously discussed. The La Cabana sales office generated SG&A of $1.9 million and $5.5 million on sales of $1.7 million and $7.2 million during the 2000 Quarter and 2000 Period, respectively.

In addition, the Company opened its fourth off-site sales office in Novi, Michigan (serving the Detroit market) in November 1999. As this new sales site was still in the start-up phase during the 2000 Quarter, it generated SG&A expenses totaling $638,000 on sales of $543,000. The Company's more mature off-site sales offices generated an aggregate field operating profit of $325,000 on sales of $4.2 million during the 2000 Quarter.

The remaining increase in SG&A expenses as a percentage of sales relates to a decrease in the percentage of marketing tours converted into sales from approximately 10.6% to 8.3% during the 1999 Period and 2000 Period, respectively. The Company is refocusing the efforts of its sales force to better present the Bluegreen Vacation Club program to its marketing tours and, as previously mentioned, the Company has also restructured its regional and sales management to better position the Company to sell its points-based vacation club product and enhance the Company's ability to grow in the future. There can be no assurances that the Company's efforts in these areas will have a positive impact on the performance of the Resorts Division in the fourth quarter of fiscal 2000.

RESIDENTIAL LAND AND GOLF DIVISION. During the 1999 Quarter and the 2000 Quarter, residential land and golf sales contributed $30.6 million or 55.0% and $21.2 million or 46.9%, respectively, of the Company's total consolidated sales. During the 1999 Period and the 2000 Period, residential land and golf sales contributed $97.8 million or 56.6% and $81.4 million or 46.9%, respectively, to the Company's total consolidated sales.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, BEFORE giving effect to the percentage-of -completion method of accounting and bulk sales.

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               ----------------------------       ------------------------------
                                               DECEMBER 27,      JANUARY 2,       DECEMBER 27,        JANUARY 2,
                                                   1998             2000              1998               2000
                                               ------------      ----------       ------------        ----------
     Number of parcels sold                        588               344              1,799             1,348
     Average sales price per parcel              $42,859           $50,375           $46,664           $50,441
     Gross margin                                 52.6%             45.4%             54.3%             52.7%



The aggregate number of parcels sold decreased from the 1999 Quarter to the 2000 Quarter and from the 1999 Period to the 2000 Period primarily due to several of the Company's projects achieving or approaching sell-out with no properties being made available to replace Residential Land & Golf Division sales in certain markets. Specifically:

o The Company's Ranches of Sonterra property in Ruidoso, New Mexico, generated sales of 38 parcels and 78 parcels during the 1999 Quarter and 1999 Period, respectively. No sales were reported in the 2000 Quarter or 2000 Period, as the remaining inventory was sold out over the second half of Fiscal 1999. The Company has no plans to re-enter the New Mexico market in the near future.

o Three of the Company's North Carolina properties, Hickory Bluffs, Bay Harbour and Seaside at Winding River, generated 50 aggregate lot sales during the 1999 Period. No sales were reported in the 2000 Period, as all of these properties sold out over the second half of Fiscal 1999. In addition, lot sales at the Landing at Southport decreased from 25 sales to 2 sales in the 1999 Quarter and the 2000 Quarter, respectively, and from 86 sales to 39 sales in the 1999 Period and the 2000 Period, respectively. Inventory available for sale decreased as this property approached sell-out in early Fiscal 2000. While the Company is actively seeking additional projects in the North Carolina area, management does not expect any such properties to be acquired until Fiscal 2001. There can be no assurances that such properties will be acquired.

o Combined sales at the Company's two Tennessee land properties, Crystal Cove and Woodlake, decreased from 52 parcels sold in the 1999 Quarter to 19 parcels sold in the 2000 Quarter, and from 146 parcels sold in the 1999 Period to 77 parcels sold in the 2000 Period. Sales at these projects decreased as the properties are approaching the sell-out phase and less inventory is available. Once these projects are sold out, the Company has no plans to acquire replacement property in Tennessee in the foreseeable future.

o The Company's Dean's Reserve property, located in Orlando, Florida, generated sales of 28 parcels and 37 parcels during the 1999 Quarter and 1999 Period, respectively. No sales were reported in the 2000 Quarter or 2000 Period, as the remaining inventory was sold out in the third quarter of Fiscal 1999. The Company has no plans to re-enter the Florida market in the near future.

o Lot sales at the Company's Ranch at Lake Ray Roberts property located in Mountain Spring, Texas (near Dallas), decreased by 21 parcels from the 1999 Quarter to the 2000 Quarter, and by 57 parcels from the 1999 Period to the 2000 Period, as the property sold out in the first half of Fiscal 2000. The Company has already acquired additional projects in the vicinity of Dallas, Texas, with estimated life-of-project sales of $116.2 million, based on current pricing. These new projects are expected to commence sales in Fiscal 2001, although there can be no assurances.

o In the 1999 Quarter, 43 parcels were sold at the Lookout at Brushy Creek, compared to 17 parcels sold in the 2000 Quarter. The property, located outside of Austin, Texas, held its grand opening in the 1999 Quarter and generated greater than average sales volume for that quarter.

o The sale of scattered inventory in areas of the country which are no longer part of the Company's focused residential land business decreased from 70 sales to 22 sales in the 1999 Quarter and 2000 Quarter, respectively, and from 194 sales to 72 sales in the 1999 Period and 2000 Period, respectively. This reduction in the sales of scattered inventory parcels had a positive impact on average sales price as these lots are typically sold at reduced prices to liquidate the inventory.

The average sales price per parcel increased in both the 2000 Quarter and the 2000 Period as compared to the 1999 Quarter and 1999 Period. Average sales price per parcel at The Landing at Southport property in North Carolina increased from $52,706 to $84,327 in the 1999 Quarter and the 2000 Quarter, respectively, and from $51,499 to $88,308 in the 1999 Period and 2000 Period, respectively. The 2000 Quarter and 2000 Period included sales of larger acreage, waterfront parcels, compared to lower-priced interior lot sales in the 1999 Quarter and 1999 Period.

The average sales price at Mogollon Ranch, located in Arizona, increased from $74,021 to $114,988 in the 1999 Quarter and the 2000 Quarter, respectively, and from $74,021 to $103,199 in the 1999 Period and the 2000 Period, respectively. The increase in the 2000 Quarter and the 2000 Period reflects a sales price increase, which coincided with the opening of Phase 2 of the property.

Average sales prices at the Company's Winding River Plantation project in North Carolina increased from $61,734 to $86,193 per parcel during the 1999 Quarter and 2000 Quarter, respectively, and from $59,020 to $80,179 per parcel during the 1999 Period and 2000 Period, respectively. Average sales price per parcel at the Lake Ridge property in Texas increased from $80,078 to $107,868 in the 1999 Quarter and the 2000 Quarter, respectively, and from $77,456 to $94,327 in the 1999 Period and the 2000 Period, respectively. The increase in average sales at both properties is primarily the result of the opening of new higher-priced phases of existing properties, some of which feature water-access parcels.

The average gross margin decreased from the 1999 Quarter to the 2000 Quarter and from the 1999 Period to the 2000 Period primarily due to higher-than-projected road costs associated with the Crystal Cove property, located in Tennessee. In addition, certain sections of the Company's Lake Ridge property were impacted by temporary restrictions on land clearing methods which resulted in significantly higher costs. Gross margins were also affected in the 2000 Quarter by the write-off of costs incurred on potential acquisitions located in Colorado and Arizona, on which the Company has cancelled negotiations.

Included in the 2000 Period is a bulk sale of land and mineral rights in Colorado to a developer of oil and gas rights, which contributed approximately $5.0 million and $4.3 million to Residential Land and Golf Division sales and field operating profit, respectively.

INTEREST INCOME

Interest income was $4.1 million and $3.9 million for the 1999 Quarter and 2000 Quarter, respectively, and was $11.4 million and $11.8 million for the 1999 Period and 2000 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The decrease in interest income during the 2000 Quarter was primarily due to a decrease in the average cash and cash equivalent balance during the 2000 Quarter, as compared to the 1999 Quarter. The increase in interest during the 2000 Period was primarily due to an increase in the average cash and cash equivalent balance during the 2000 Period as compared to the 1999 Period.

GAIN ON SALE OF NOTES RECEIVABLE

During the 1999 Quarter and 2000 Quarter, the Company recognized a $1.1 million and $693,000 gain on sale of notes receivable, respectively, under a timeshare receivables purchase facility more fully described under "Liquidity and Capital Resources - Credit Facilities for Timeshare Receivables and Inventories". The gain on sale of notes receivable was $3.1 million and $1.6 million during the 1999 Period and 2000 Period, respectively.

The gain on sale of notes receivable decreased during the 2000 Quarter and 2000 Period due to an increase in the weighted average term treasury rate during the 2000 Quarter and 2000 Period as compared to the 1999 Quarter and 1999 Period, respectively. The financial institution to which the Company sells its notes receivable earns a return on the notes receivable purchased based on the weighted average term treasury rate plus 1.4%, with remaining interest earned on the notes being paid to the Company after all servicing, custodial and similar fees and expenses have been paid and a cash reserve fund account has been funded. The increase in the rate of return to the financial institution resulted in a relatively lower residual interest to the Company in the remaining cash flows from the portfolio sold, and thus a lower gain on sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A EXPENSES")

The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $28.9 million and $30.2 million for the 1999 Quarter and 2000 Quarter, respectively. S, G & A totaled $87.4 million and $100.3 million for the 1999 Period and 2000 Period, respectively. As a percentage of total revenues, S, G & A Expenses were 45.3% and 55.7% for the 1999 Quarter and 2000 Quarter, respectively, and were 44.5% and 50.0% for the 1999 Period and 2000 Period, respectively.

The increase in S, G & A Expenses as a percentage of revenues in the 2000 Quarter and 2000 Period was the result of the growth of the Resorts Division (from 43% to 53% of consolidated sales during the 1999 Period and 2000 Period, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division. See also discussions of increases in S, G & A expenses for the Company's Resorts Division, above.

INTEREST EXPENSE

Interest expense totaled $2.9 million and $3.5 million for the 1999 Quarter and 2000 Quarter, respectively, and $10.0 million and $10.2 million for the 1999 Period and 2000 Period, respectively. The 20.9% increase in interest expense for the 2000 Quarter was primarily due to interest incurred on approximately $28.0 million of acquisition and development borrowings incurred at the end of the second quarter of fiscal 2000.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses totaling $623,000 and $1.1 million during the 1999 Quarter and 2000 Quarter, respectively, and $1.5 million and $3.4 million during the 1999 Period and 2000 Period, respectively. The increase in the provision was due to an increase in the notes receivable portfolio during the 2000 Quarter and Period as compared to the 1999 Quarter and Period, respectively. The increase in the portfolio is due to an increased amount of timeshare loans (where historical default rates exceed those for land loans), and therefore higher provisions were recorded.

The allowance for loan losses by division as of March 28, 1999 and January 2, 2000 was (amounts in thousands):


                                                                      RESIDENTIAL
                                                                       LAND AND
                                                      RESORTS            GOLF
                                                     DIVISION          DIVISION          OTHER             TOTAL
                                                     ---------         ----------        ------           -------
MARCH 28, 1999
Notes receivable                                     $54,384           $11,105           $1,209           $66,698
Less:  allowance for loan losses                      (1,983)             (335)              --            (2,318)
                                                     -------           -------           ------           -------
Notes receivable, net                                $52,401           $10,770           $1,209           $64,380
                                                     =======           =======           ======           =======
Allowance as a % of gross notes receivable               3.6%              3.0%              --%              3.5%
                                                      ======           =======           ======           =======

JANUARY 2, 2000
Notes receivable                                     $65,232           $12,417           $1,169           $78,818
Less:  allowance for loan losses                      (2,441)             (459)              --            (2,900)
                                                     -------           --------          ------           -------
Notes receivable, net                                $62,791           $11,958           $1,169           $75,918
                                                     =======           =======           ======           =======
Allowance as a % of gross notes receivable               3.7%              3.7%              --%              3.7%
                                                     =======           =======           ======           =======


The allowance for loan losses as a percentage of the gross notes receivable balance increased at January 2, 2000, for the Residential Land and Golf Division, as the Company exchanged its residual investments in a 1994 REMIC transaction for the underlying mortgages, a significant portion of which were delinquent. The 1994 REMIC investment was exchanged during the 2000 Period in connection with the termination of the REMIC, as all of the senior 1994 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. Although the Company had previously recorded an unrealized loss of $304,000 on this available-for-sale security, the Company only realized a $179,000 loss on the exchange.

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

EXTRAORDINARY ITEM

The Company recognized a $1.7 million extraordinary loss on early extinguishment of debt, net of taxes, during the 1999 Period in connection with the Offering of the Notes described in Note 6 of Notes to Condensed Consolidated Financial Statements, contained elsewhere herein.

SUMMARY

Based on the factors discussed above, the Company's net income decreased from $4.3 million to a net loss of $785,000 in the 1999 Quarter and 2000 Quarter, respectively, and from $13.8 million to $9.5 million in the 1999 Period and 2000 Period, respectively.

CHANGES IN FINANCIAL CONDITION

Consolidated assets of the Company increased $51.2 million from March 28, 1999 to January 2, 2000. This increase is primarily due to a net $48.0 million increase in inventory, primarily due to the acquisition of additional properties with purchase prices totaling $36.7 million, and $62.9 million of development spending on the Company's resort and residential land properties partially offset by inventory sold during the period. Among the properties acquired during the 2000 Period was a 1,766 acre tract adjacent to the Company's successful Lake Ridge at Joe Pool Lake residential land project in Dallas, Texas. The additional tract was acquired for approximately $11.6 million. The Company also acquired a 6,966 acre tract of land for Mystic Shores, a new residential land project in Canyon Lake, Texas, for approximately $14.9 million. Also, Brickshire, a new Bluegreen Golf Community situated on 1,135 acres in New Kent County, Virginia, was acquired for approximately $4.3 million. In addition, as a result of the foreclosure of property securing certain notes receivable from AmClub, Inc. (see
Note 4 of Notes to Condensed Consolidated Financial Statements), the Company received residential land and land for future resort development at the Shenandoah Crossing Farm & Club resort in Gordonsville, Virginia with a carrying value of $3.3 million.

Consolidated liabilities increased $48.6 million from March 28, 1999 to January 2, 2000. The increase is primarily due to an aggregate $52.8 million in borrowings for the acquisition and development of its resort, residential land and golf projects. This increase was partially offset by $4.6 million of payments on line-of-credit facilities and other notes payable.

Total shareholders' equity increased $3.0 million during the 2000 Period, primarily due to net income of $9.5 million and $191,000 of proceeds and related income tax benefits from the exercise of stock options. These increases were partially offset by the Company's repurchase of $7.0 million of Common Stock (1.4 million shares) to be held in treasury. The Company's book value per common share increased from $4.76 to $4.87 at March 28, 1999 and January 2, 2000, respectively. The debt-to-equity ratio increased from 1.49:1 to 1.89:1 at March 28, 1999 and January 2, 2000, respectively, primarily due to the treasury stock purchases and additional borrowings discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales, (ii) down payments on lot and timeshare sales which are financed, (iii) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively "Receivables") and (iv) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND INVENTORIES

The Company maintains various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

On June 26, 1998, the Company executed a timeshare receivables purchase facility with a financial institution. Under the purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company may sell up to $100 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold is paid at closing in cash, with a portion deferred until such time as the purchaser has received their portion of principal payments (as defined in the Purchase Facility agreement), a return equal to the weighted-average term treasury rate plus 1.4%, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. If the Company does not sell to such financial institution during the term of the Purchase Facility notes receivable with a cumulative principal amount of at least $99 million, the return to the purchaser will increase by
 .05% for each $10 million shortfall, to a maximum applicable margin of 1.60%. Receivables are sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The financial institution's obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. The Purchase Facility includes various conditions to purchase and other provisions customary for a transaction of this type. The Purchase Facility has a term of two years, which expires in June 2000. Through January 2, 2000, the Company sold approximately $90.8 million in aggregate principal amount of timeshare receivables under the Purchase Facility.

The Company has a two-year, $35 million timeshare receivables warehouse loan facility, which expires in June 2000, with the same financial institution. Loans under the warehouse facility bear interest at LIBOR plus 2.75%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The warehouse facility includes affirmative, negative and financial covenants and events of default. On June 30, 1999, the Company borrowed $8.9 million under the warehouse facility, which will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan, but in no event later than June 26, 2000. As of January 2, 2000, the outstanding balance on this facility was $2.0 million, primarily due to $5.7 million of prepayments during the 2000 Period in connection with the sale of some of the hypothecated receivables through the Purchase Facility. The Company is currently negotiating an extension of the maturity date on this recent borrowing. There can be no assurances that such negotiations will be successful.

In addition, the same financial institution referred to in the preceding paragraphs has provided the Company with a $25 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period, which expires in October 2000, and matures in November, 2005. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3%. With respect to any inventory financed under the facility, the Company will be required to have provided equity equal to at least 15% of the approved project costs. On September 14, 1999, the Company borrowed approximately $14 million under the acquisition and development facility. The principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility (the borrowing capacity under this facility was increased to $28.0 million in order to permit this loan). The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II resort are sold, subject to minimum required amortization. The outstanding balance under the acquisition and development facility at January 2, 2000 was $27.0 million.

CREDIT FACILITIES FOR RESIDENTIAL LAND AND GOLF RECEIVABLES AND INVENTORIES

The Company has a $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division Receivables. The Company has historically used the facility as a warehouse until it accumulates a sufficient quantity of residential land and golf receivables to sell under a private placement REMIC transaction not registered under the Securities Act. There can be no assurances that the Company will accumulate a sufficient quantity of receivables to make a REMIC transaction viable. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land and Golf Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At January 2, 2000, the outstanding principal balances under the receivables and development portions of this facility were approximately $7.5 million and $354,000, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,766 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in Lake Ridge II are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for a new residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in the new project are sold. The principal must be repaid by October 6, 2004.

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

Concurrent with obtaining the Brickshire lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of January 2, 2000, no amounts were outstanding under the Golf Course Loan.

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

OTHER CREDIT FACILITY

On November 3, 1999, the Company increased the borrowing capacity on its unsecured line-of-credit with a bank from $5 million to $10 million. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly and all principal amounts are due on December 31, 2000. Through January 2, 2000, the Company has not borrowed any amounts under the line.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of January 2, 2000 is approximately $218.0 million (based on current costs), expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility (as proposed to be amended or any replacement facility) will be sufficient to meet the Company's working capital, capital expenditures and debt service requirements for the foreseeable future. Based on outstanding borrowings at January 2, 2000, and the credit facilities described above, the Company has approximately $84.3 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. This amount does not include the remaining $9.2 million of unused capacity under the Purchase Facility or the $15.0 million of gross proceeds received by the Company upon the sale of the remaining 1.8 million shares of Common Stock to the Funds on February 9, 2000, under the Stock Agreement. The Company will be required to renew or replace credit facilities scheduled to expire in 2000. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

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

IMPACT OF YEAR 2000

STATUS

The Company believes it has resolved the potential impact of the year 2000 ("Y2K") issue on its processing of date sensitive information in its information technology and operation and control systems. The Company, to date, has not experienced any negative effects due to the Y2K problem, either internally or with its customers or vendors. If the Company encounters Y2K problems during the year 2000, and if customers or vendors cannot rectify Y2K issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in obtaining goods or services from and making payment to vendors, and making sales and/or providing service to customers. The Company has no contingency plans for critical functions in the event of non-compliance by its customers and vendors.

COST

The Company utilized both internal and external resources to remediate and test its systems regarding the Y2K issue. The total cost of the Y2K project was $484,000 of which $421,000 has been capitalized and $63,000 has been expensed. The Y2K project was funded through operating cash flows. The portion of the costs which were capitalized related to the purchase of marketing software and hardware which would have been replaced for reasons other than the Y2K issue. All internal payroll costs relating to the assessment, remediation and testing phases of the Y2K project were expensed as incurred and are excluded from the above amounts.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

      10.103- Amended and Restated Sale and Contribution Agreement dated as of October 1, 1999 by and among Bluegreen Corporation Receivables Finance Corporation III and BRFC III Deed Corporation.

      10.104- Amended and Restated Asset Purchase Agreement dated as of October 1, 1999 by and among Bluegreen Corporation, Bluegreen Receivables Finance Corporation III, BRFC III Deed Corporation, Heller Financial, Inc., Vacation Trust, Inc. and U.S. Bank National Association, as cash administrator, including Definitions Annex.

      10.136- Acquisition and Construction Cost Reimbursement Loan Agreement dated as of December 1, 1999, by and between Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.

      10.137- Letter dated December 1, 1999 amending the Master Bluegreen Resort Facility, dated as of October 20, 1998, between Bluegreen Corporation and Heller Financial, Inc.

   (b)   Reports on Form 8-K

                None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BLUEGREEN CORPORATION
                                           (Registrant)



Date:  February 15, 2000              By: /s/ GEORGE F. DONOVAN
                                          -----------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer



Date:  February 15, 2000              By: /s/ JOHN F. CHISTE
                                          ----------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)



Date:  February 15, 2000              By: /s/ ANTHONY M. PULEO
                                          ----------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)