Form 10-K
period 2000-04-02
BLUEGREEN CORP
filed 2000-07-03
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended April 2, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $43,182,201 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 27, 2000 ($2.875 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding Common Stock. The market value of voting stock held by non-affiliates EXCLUDES any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

         Indicate the number of shares outstanding and approximate number of holders of each of the registrant's classes of Common Stock, as of the latest practicable date: 24,311,136 shares of Common Stock, $.01 par value outstanding and approximately 7,000 record holders as of June 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's 2000 Annual Report to Shareholders (the "2000 Annual Report") are incorporated by reference into Part II and IV hereof and specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on August 2, 2000 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                              PAGE
                                                  PART I

Item 1.    BUSINESS.......................................................................................     1

Item 2.    PROPERTIES.....................................................................................    17

Item 3.    LEGAL PROCEEDINGS..............................................................................    18

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................    18

                                                 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS....................................................................................    18

Item 6.    SELECTED FINANCIAL DATA........................................................................    19

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
               AND  FINANCIAL CONDITION...................................................................    19

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................    19

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................    19

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.......................................................................    19

                                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................    19

Item 11.  EXECUTIVE COMPENSATION..........................................................................    19

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................    20

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................    20

                                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................    20

Signatures................................................................................................    21

Exhibit Index.............................................................................................    22

                                     PART I

ITEM 1.    BUSINESS.

SUMMARY

         Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. The Company's resorts business (the "Resorts Division") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Vacation Club product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. A Timeshare Interest also entitles the buyer to access to over 1,800 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and the Caribbean. The Company also markets and sells Timeshare Interests at four off-site sales locations. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The Residential Land and Golf Division's strategy is to locate its projects near major metropolitan centers outside the perimeter of intense subdivision development or in popular retirement areas. The Company has focused the Residential Land and Golf Division's activities in certain core markets in which the Company has developed substantial marketing expertise and has a strong track record of success. Prior to acquiring Residential Land and Golf Division properties, the Company typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company seeks to pre-sell a significant portion of its planned residential lots on such property prior to extensive capital investment as a result of the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

         For the purposes of this discussion, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or residential lots, as the case may be, at current retail prices. No assurances can be given that actual sales will meet expectations.

         Market and industry data used throughout this Form 10-K were obtained from internal company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association ("ARDA"), a non-profit industry organization. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, internal Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data are accurate.

         The Resorts Division. The Company's Resorts Division was founded in 1994 to capitalize on the growth of the timeshare industry. According to ARDA and other industry sources, timeshare industry sales and the number of Timeshare Interest owners grew at compound annual rates of approximately 16% and 22%, respectively, from 1980 to 1997. No assurances can be given that these industry growth rates will continue. The Company currently markets and sells Timeshare Interests in ten resorts located in the Smoky Mountains of Tennessee; Myrtle Beach and Charleston, South Carolina; Orlando, Florida; Branson, Missouri; Gordonsville, Virginia; Wisconsin Dells, Wisconsin and Aruba. In addition, the Company also markets and sells Timeshare Interests at four off-site sales offices. Through April 2, 2000, the Company has sold approximately 36,221 Timeshare Interests at its resorts. As of April 2, 2000, the Company had 66,560 completed Timeshare Interests at its resorts, 416 Timeshare Interests under construction or development and plans to develop approximately 53,964 additional Timeshare Interests at existing resorts. Based on the foregoing, the Resorts Division's estimated remaining life-of-project sales were approximately $804 million as of April 2, 2000, based on retail prices at that date. The Company also manages 20 timeshare resorts (including nine of its own resorts) with an aggregate of approximately 73,000 members.

         The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacations, kiosks in retail locations, telemarketing, marketing to current owners of Timeshare Interests and referrals. The majority of the Company's Timeshare Interests have been sold through on-site sales presentations. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

         According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Resort Condominium International, Inc. ("RCI") or Interval International ("II"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at over 3,300 participating RCI resorts or over 1,800 participating II resorts worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company has also implemented a points-based Vacation Club system which permits its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Company-owned and certain participating managed resorts. At April 2, 2000, the Company's approximately 26,000 Vacation Club members could choose to use their points at 27 resorts in the Bluegreen system. The Company also has a Vacation Club Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and service offered to the Company's regular Vacation Club members for a one-year trial period. The Company benefits from the Sampler program by recapturing some of the costs incurred in initially marketing to prospective customers through the price of the Sampler package and having the opportunity to remarket the Company's products to the Sampler customers when they use their trial memberships at the Company's resorts.

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

         The Company has historically provided financing to approximately 95% of its timeshare customers, who are required to make a downpayment of at least 10% of the Timeshare Interest sales price and who typically finance the balance of the sales price over a period of seven to ten years. As of April 2, 2000, the Company had a timeshare receivables portfolio totaling approximately $61.5 million in principal amount, with a weighted-average contractual yield of approximately 15.7% per annum. During fiscal 2000, the Company maintained a timeshare receivables warehouse facility and a separate timeshare receivables purchase facility to accelerate cash flows from the Company's timeshare receivables. The timeshare purchase facility expired at the end of June 2000, and the Company is currently negotiating a new timeshare purchase facility. No assurances can be given that such negotiation will be successful or that the Company will obtain a new facility on attractive terms if at all. The warehouse facility has been extended through August 2000. See "Management's Discussion and Analysis of Results of Operations and Financial Condition"("MD&A").

         The Residential Land and Golf Division. The Residential Land and Golf Division is focused primarily on land and golf community projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina and Virginia. The aggregate carrying amount of Residential Land and Golf Division inventory at April 2, 2000 was $87.0 million. The Residential Land and Golf Division's estimated remaining life-of-project sales were approximately $416.3 million at April 2, 2000. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential land directly to retail customers.

         The Residential Land and Golf Division targets families seeking a quality lifestyle improvement which is generally unavailable in traditional suburban developments. Based on the Company's experience in marketing and selling residential lots to its target customers, the Company has been able to develop a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, SIMS, STARS (expected to be implemented by the Company in fiscal 2001) and the other Residential Land and Golf Division databases enable the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

         The Residential Land and Golf Division acquires and develops land in two markets: (i) near major metropolitan centers but outside the perimeter of intense subdivision development; and (ii) popular retirement areas.

Prior to acquiring undeveloped land, the Company researches market depth and forecasts market absorption. In new market areas, the Company typically supplements its research with a structured classified ad test marketing system that evaluates market response and price acceptance. The Company's sales and marketing efforts begin as soon as practicable after the Company enters into an agreement to acquire a parcel of land. The Company's ability to bond projects to completion generally allows it to sell a significant portion of its residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with the Resorts Division, all acquisitions of Residential Land and Golf Division properties are subject to Investment Committee approval.

         In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that daily-fee golf courses are an attractive amenity that will increase the marketability of the Company's adjacent residential lots in certain projects. The Company's first golf course, the Carolina National Golf Club ("Carolina National"), is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. The Company opened the first 18 holes of Carolina National for play in July 1998. In fiscal 2000, the Company opened another nine holes at Carolina National along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. In fiscal 2000, the Company began construction at Brickshire, a new residential land and golf course community in New Kent County, Virginia. The Company intends to expand its golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurances that the Company's strategy for this expansion will be successful.

         The Company's business involves certain risks and uncertainties (This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. See "MD&A").

         The Company's executive offices are located at 4960 Blue Lake Drive, Boca Raton, Florida 33431. The Company's telephone number at such address is
(561) 912-8000.

         See also MD&A Note 17 of Notes to Consolidated Financial Statements for additional financial information on the Company's business segments.

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

         First introduced in Europe in the mid-1960's, Timeshare Interest ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. According to ARDA, timeshare industry sales and the number of Timeshare Interest owners have grown at compound annual rates of approximately 16% and 22%, respectively, from 1980 to 1997. No assurances can be given that such industry growth rates will continue.

         The Company believes that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry:

         - Consumer awareness of the value and benefits of Timeshare Interest ownership, including the cost savings relative to other lodging alternatives;

         - Flexibility of Timeshare Interest ownership due to the growth of international exchange organizations such as II and RCI and points-based vacation club systems;

         -        The quality of the timeshare resorts and their management;

         - Consumer confidence resulting from consumer protection regulation of the timeshare industry and an influx of brand name national lodging companies to the timeshare industry; and

         - Availability of consumer financing for purchasers of Timeshare Interests.

         The timeshare industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson and Bass Hotels. Although timeshare operations currently comprise only a small portion of these companies' overall operations, the Company believes that their involvement in the timeshare industry, together with other publicly-traded timeshare companies, has enhanced the industry's image with the general public.

         The Consumer. According to information compiled by ARDA, customers in the 40-55 year age range represented approximately 45.1% of all Timeshare Interest owners in 1997. Historically, the median age of a Timeshare Interest buyer at the time of purchase was 48. The median annual household income of Timeshare Interest owners in the United States in 1997 was approximately $71,000, with approximately 24% of all Timeshare Interest owners having annual household incomes greater than $100,000 and approximately 12% of such owners having annual household incomes greater than $125,000. The Company believes that, despite the industry's growth, Timeshare Interest ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

         Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. Under a points-based vacation club system, members purchase an annual allotment of points which can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the forthcoming year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. As of April 2, 2000, all of the Company's sales offices, with the exception of its La Cabana Beach and Racquet Club sales office in Aruba, were selling Timeshare Interests within the Company's Vacation Club system.

         The owners of Timeshare Interests manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of April 2, 2000, the Company's resort property management division managed 20 resorts (including 9 of the Company's resorts) and served an owner base of approximately 73,000.

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

         Participation in Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by RCI and II, the two largest timeshare exchange companies worldwide. Nine of the Company's timeshare resorts are affiliated with RCI and have been awarded RCI's highest designation (Gold Crown), while the La Cabana Beach and Racquet Club resort in Aruba (the "Aruba Resort") is affiliated with II. A Timeshare Interest owner's participation in the RCI or II exchange network (the fee for which is paid by the Company in the first year of such owner's participation) allows such owner to exchange his annual Timeshare Interest for occupancy at over 3,300 participating resorts in the case of RCI and over 1,800 participating resorts in the case of II, based upon availability and the payment of a variable exchange fee. A member may exchange his Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. The failure of the Company or any of its resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

  Residential Land and Golf Division

         The Residential Land and Golf Division operates within a specialized niche of the real estate industry which focuses on the sale of residential land to retail customers who intend to build a home on such land at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, the Company believes that no other company in the United States of comparable size or financial resources currently markets and sells residential land directly to retail customers.

         Unlike commercial homebuilders who focus on vertical development, the Residential Land and Golf Division focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by the Company are significantly less capital intensive than those undertaken by the commercial homebuilders, which reduces the Company's risk of holding a large inventory of property. See "MD&A" for a discussion of these risks. The Company believes that its market is also the beneficiary of a number of trends, including the large number of people entering into the 40-55 year age bracket and the economic and population growth in certain of its primary markets.

         The Residential Land and Golf Division is also focused on the development of golf courses and related amenities as the center-pieces of certain of the Company's residential land properties. As of April 2, 2000, the Company was marketing residential land lots in five projects that include golf courses developed either by the Company or a third party. The Company intends to acquire and develop additional golf communities, as management believes that the demographics and marketability of such properties are consistent with the Company's overall residential land strategy. Golf communities typically are larger, multi-phase properties which require a greater capital commitment than the Company's single-phase residential land projects. There can be no assurances that the Company will be able to successfully implement its golf community strategy.

COMPANY PRODUCTS

  Timeshare Resorts

         Set forth below is a description of each of the Company's timeshare resorts. All units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as larger televisions and game systems. Most properties offer guests a clubhouse (with an indoor and/or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages all of its resorts with the exception of the Aruba Resort.

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

         Christmas Mountain Village--Wisconsin Dells, Wisconsin. The Company acquired the Christmas Mountain Village resort as part of the RDI Acquisition. Christmas Mountain Village offers an 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

         Orlando's Sunshine--Orlando, Florida. Orlando's Sunshine Resort was also acquired as part of the RDI Acquisition. The resort is located on International Drive, near Wet'n'Wild water park and Universal Studios. During fiscal 2000, the Company commenced construction on Phase II of the Orlando's Sunshine Resort, which includes 60 units, an outdoor swimming pool, hot tub and tennis courts.

         La Cabana Beach Resort & Racquet Club--Aruba. Bluegreen Properties N.V., a 50%-owned subsidiary of the Company, acquired the unsold Timeshare Interest inventory of the Aruba Resort (approximately 8,000 Timeshare Interests) in December 1997 and additional Timeshare Interests from time to time thereafter. Established in 1989, the Aruba Resort is a 449-suite ocean front property which offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

         Shenandoah Crossing--Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course, indoor and outdoor pools, tennis courts, horseback riding trails and a lake for swimming, fishing and boating.

         The Lodge Alley Inn--Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, living room with fireplace, dining room, jacuzzi, pine wood floors, and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open air markets and art galleries.

         The following table sets forth additional data with respect to each of the Company's resorts:

                                            LAUREL   SHORE   HARBOUR   THE    CHRISTMAS           LA CABANA  SHENANDOAH     THE
                                            CREST    CREST   LIGHTS   FALLS   MOUNTAIN  ORLANDO'S  BEACH &    CROSSING     LODGE
                           MOUNTAINLOFT     PIGEON   MYRTLE  MYRTLE  VILLAGE  VILLAGE    SUNSHINE  RACQUET  FARM & CLUB  ALLEY INN
                            GATLINBURG,     FORGE,   BEACH,  BEACH,  BRANSON, WISCONSIN  ORLANDO,  CLUB(1), GORDONSVILLE CHARLESTON,
LOCATION                        TN           TN        SC      SC       MO    DELLS, WI     FL      ARUBA        VA          SC
--------                    -----------  ---------  -------  ------- -------- --------- --------- --------- ------------ -----------
Date sales commenced            7/94        8/95       4/96    6/97     7/97      9/97      12/98     1/98       4/98         2/99

Number of Timeshare
Interests completed as
of April 2, 2000(2)           13,520      12,064     12,480   4,992    3,979     2,688      3,120    8,205        832        4,680

Number of Timeshare
Interests under construction
as of April 2, 2000(2)           416          --         --      --       --        --         --       --         --           --

Number of additional
Timeshare Interests
Planned(2)(3)                  4,680       8,840         --   8,736    9,256    12,884         --       --      9,568           --

Average Timeshare
Interests selling price -
Year ended April 2, 2000     $ 9,624     $ 8,911    $ 8,625  $8,106   $9,671   $11,515     $8,964   $8,265     $8,716      $12,311


Number of Timeshare
Interests sold through
April 2, 2000(4)               6,788       6,219      6,602   3,404    2,492     2,886      3,351    3,417        669          393

---------------

(1) Bluegreen Properties N.V., in which the Company owns a 50% interest, acquired approximately 8,000 unsold Timeshare Interests at this resort in December 1997 and additional Timeshare Interests from time to time thereafter.

(2) The number of Timeshare Interests completed, under construction or planned are intended to be sold in 52 weekly intervals per vacation home for the Company's Shore Crest, Harbour Lights, Orlando's Sunshine, La Cabana, and Lodge Alley Inn Resorts . The amounts for the remaining resorts include some vacation homes which can be subdivided and sold as two smaller vacation homes ("lock-out units"), each of which consists of 104 weekly intervals per vacation home.

(3) There can be no assurances that the Company will have the resources to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(4) Includes sales of Timeshare Interests that were sold on a biennial basis (i.e., sale of one-week periods every other year in perpetuity) as one Timeshare Interest sold. Therefore, the number of Timeshare Interests sold may exceed the total number of Timeshare Interests completed, under construction, and planned.

  Certain Residential Land and Golf Division Projects

         Set forth below is a description of the five largest projects currently marketed by the Residential Land and Golf Division, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented approximately 81.4% of the Residential Land and Golf Division's estimated remaining life-of-project sales at April 2, 2000.

         Winding River Plantation -- Southport, North Carolina. The Company acquired approximately 1,300 acres located near Southport, North Carolina (between Myrtle Beach, South Carolina and Wilmington, North Carolina) for $3.4 million in fiscal 1997. The property has frontage along the Lockwood Folly River, a navigable waterway that leads to the Intracoastal Waterway and the Atlantic Ocean. The project will include river amenities, a beach club and tennis courts. In addition, the project is the site of the Company's first daily-fee golf course, the Carolina National Golf Club, which was developed by Master Champion Fred Couples. The first 18 holes of the course opened for play in July 1998, with the final 9 holes opening in fiscal 2000. The Company anticipates that the project will consist of a total of approximately 1,000 lots, which average approximately one acre. The Company began selling lots in February 1997, and aggregate sales through April 2, 2000 were $43.4 million. Aggregate development costs (net of costs capitalized separately in the golf course) through April 2, 2000 were $20.1 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $2.9 million. The Company anticipates that the remaining lots will be sold-out over the next two years. Estimated remaining life-of-project sales for this project were approximately $33.0 million as of April 2, 2000, based on retail selling prices as of that date.

         Lake Ridge at Joe Pool Lake -- Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, the Company acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154 acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The existing acreage will yield approximately 1,600 lots based on preliminary phase development, with most lots ranging in size from 1/4 to five acres. The Company began selling lots in April 1994 and aggregate sales through April 2, 2000 were $68.7 million. Aggregate development costs through April 2, 2000 were $24.3 million and the Company anticipates that the remaining capital expenditures to complete development at the project will be $29.9 million. The Company anticipates that unsold lots will be sold-out over the next six years. Estimated remaining life-of-project sales for this project were approximately $106.3 million as of April 2, 2000, based on retail selling prices as of that date.

         Mountain Lakes Ranch -- Bluffdale, Texas. The Company acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. The Company anticipates that the property will yield approximately 1,390 lots ranging in size from one to five acres, including both lakefront and waterview parcels. The Company began selling lots in March 2000, with aggregate sales of $370,000 through April 2, 2000. Aggregate development costs through April 2, 2000 were $2.0 million and the Company anticipates that future capital expenditures to complete development at the project will be $10.4 million. Estimated life-of-project sales for Mountain Lakes Ranch were $34.5 million as of April 2, 2000, based on retail prices at that date, with a projected sell-out period of six years.

         Mystic Shores --Canyon Lake, Texas. The Company acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. The project includes an estimated 2,700 homesites, ranging in size from one to three acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well-known for fishing, rafting and water sports. The property will also feature a junior Olympic swimming pool, bathhouse, open-air pavillion, picnic area and boat ramps. Aggregate development costs through April 2, 2000 were $1.2 million, with projected remaining expenditures to complete development at the project of $29.5 million. The Company began selling lots in March 2000, with aggregate sales of $2.7 million through April 2, 2000. Estimated remaining life-of-project sales were approximately $106.6 million as of April 2, 2000, based on retail selling prices as of that date.

         Brickshire -- New Kent, Virginia. The Company acquired 1,135 acres located 20 miles from Williamsburg and Richmond, Virginia, in September 1999 for $4.4 million. The property will consist of approximately 900 residential parcels and will feature an 18-hole golf course to be designed by U.S. Open champion Curtis Strange. The property will also offer residents a community club and pool, tennis courts and scenic walking trails. Aggregate development costs through April 2, 2000 were $2.0 million, with projected remaining expenditures of $24.0 million. The Company began selling lots in December 1999, with aggregate sales of $1.1 million through

April 2, 2000. Estimated remaining life-of-project sales were approximately $58.3 million as of April 2, 2000, based on retail selling prices as of that date.

ACQUISITION OF TIMESHARE AND RESIDENTIAL LAND AND GOLF INVENTORY

         In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land and golf inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee currently consists of George F. Donovan, President and Chief Executive Officer; John F. Chiste, Senior Vice President, Treasurer and Chief Financial Officer; Patrick E. Rondeau, Senior Vice President, Director of Legal Affairs; L. Nicolas Gray, Senior Vice President--Resorts Division; Daniel C. Koscher, Senior Vice President--Residential Land and Golf Division; and David D. Philp, Chief Investment Officer. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and gross profit margins.

  Resorts Division

         The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. Prior to acquiring property for future resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) anticipated supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's potential growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) uniqueness of location and (v) barriers to entry that would limit competition. The Company anticipates that its timeshare resorts will generally have a sell-out term of approximately seven years.

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

  Residential Land and Golf Division

         The Residential Land and Golf Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located near a major population center outside the perimeter of intense subdivision development or in popular retirement areas,
(ii) is suitable for subdivision, (iii) has attractive topographical features,
(iv) for certain projects, could accommodate a golf course and related amenities and (v) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into parcels typically ranging in size from two to five acres. During fiscal 1999, the Company acquired 8,293 acres in eight separate transactions for a total purchase price of $12.0 million, or $1,444 per acre and during fiscal 2000, the Company acquired 11,340 acres in seven separate transactions for a total purchase price of approximately $40.1 million or $3,537 per acre.

         In connection with its review of potential residential land and golf inventory, the Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of its long-term strategy for the Residential Land and Golf Division, the Company in recent years has focused on fewer, more capital-intensive projects. The Company intends to continue to focus the Residential Land and Golf Division on those regions where the Company believes the market for its products is strongest, such as the Southeast and Southwest regions of the United States and to replenish its residential land inventory in such regions as existing projects are sold-out.

         The Residential Land and Golf Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, often before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, prior to acquiring property in new areas, the Company will conduct test marketing for a prospective project prior to entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory which meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial condition and adversely impacted the Company's results in fiscal 2000. See "MD&A".

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

MARKETING AND SALE OF INVENTORY

  Resorts Division

         The Resorts Division utilizes a variety of techniques to attract prospective purchasers of Timeshare Interests, including targeted mailings, direct mail mini-vacation invitations, kiosks in retail locations, telemarketing, marketing to current owners and referrals. The Resorts Division provides hotel accommodations to prospective purchasers at reduced prices in exchange for their touring the timeshare resort. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Resort Division's timeshare operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities. In June 2000, the Company entered into an exclusive marketing agreement with Big Cedar Lodge and Bass Pro Shops of Springfield, Missouri. Under the terms of the 10-year agreement, Bluegreen will market its Vacation Club product to Bass Pro Shops' estimated 30 million annual retail customers and 34 million catalog subscribers. Bluegreen intends to market its Vacation Club at each of Bass Pro Shops' national retail locations, using, among other means, interactive kiosks, affinity card programs and other retail promotions. Bluegreen will also have an exclusive timeshare marketing presence on Bass Pro Shops' web site -- www.basspro.com -- that will be linked to the Company web site -- www.bluegreenonline.com. The Company believes that this new marketing agreement will result in more effective and cost-efficient marketing for the Resorts Division although there can be no assurances that such effectiveness and efficiency will be achieved.

         Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During fiscal 1999, total advertising expense for the Resorts Division was $28.1 million or approximately 27% of such division's $103.1 million in sales. During fiscal 2000, total advertising expense for the Resorts Division was $37.2 million or 31.8% of the division's $117.2 million in sales. See MD&A for a discussion of the Company's sales, general and administrative expenses.

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

         In addition to sales offices located at its resorts, the Company also operates four off-site sales offices serving the Indianapolis, Indiana; Louisville, Kentucky; Cleveland, Ohio; and Detroit, Michigan markets. These off-site sales offices market and sell Timeshare Interests in the Company's points-based Vacation Club, and allow the Company to bring its products to markets with favorable demographics and low competition for prospective buyers. All of the off-sites except Indianapolis sell Timeshare Interests using the Company's "Bluegreen Air" virtual-reality jet airline experience as part of the sales presentation. During fiscal 2000, the "Bluegreen Air" offices generated $17.5 million and $1.7 million or 14.9% and 22.6% of the Resorts Division's sales and field operating profit, respectively. The Company intends to open additional "Bluegreen Air" off-site sales offices during fiscal 2001, although there can be no assurances that such additional offices will be opened or prove to be profitable.

         The Company believes that the attractiveness of Timeshare Interest ownership has been enhanced significantly by the Company's Vacation Club program and the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interests in a particular year, for an occupancy right at another participating network resort at either the same or a different time. The Aruba Resort is affiliated with the timeshare exchange network operated by II, while the Company's nine other resorts are affiliated with RCI's timeshare exchange network. If the Company's resorts cease to qualify for the exchange networks or such networks cease to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

         For further information on sales and other financial information (including industry segment information) attributable to the Resorts Division, see "MD&A" and the Company's consolidated financial statements and the related Notes.

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

         The most widely used marketing technique by the Residential Land Division is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property and local newspapers. In addition, the Company uses its proprietary database and inventory management system, which enables the Company to quickly compile information on the previously identified prospects most likely to be interested in a particular project. The Residential Land and Golf Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The Company estimates that the conversion ratio of sales to prospects receiving on-site sales presentations has historically been approximately 20%. A sales representative who is knowledgeable about the property answers each inquiry generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determines whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During fiscal 1999, the Residential Land and Golf Division incurred $9.1 million in advertising expense, or approximately 7.4% of such division's $122.7 million in sales. During fiscal 2000, the Residential Land and Golf Division incurred $7.1 million in advertising expense, or 7.3% of such division's $97.2 million in sales.

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

         For further information on sales and other financial information (including industry segment information) attributable to the Residential Land and Golf Division, see "MD&A" and the Company's consolidated financial statements and the related Notes.

CUSTOMER FINANCING

  General

         During fiscal 1998, 1999 and 2000, the Company financed 33%, 40% and 52%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and residential land to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since 1998 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 35%, 46% and 55% of consolidated sales during fiscal 1998, 1999 and 2000, respectively. Approximately 95% of all purchasers of Timeshare Interests finance with the Company (compared to approximately 1% of residential land purchasers in fiscal
2000). In recent years, the percentage of residential land customers who utilized the Company's financing has declined materially due to, among other things, an increased willingness on the part of local banks to extend direct lot financing to purchasers.

         The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of residential land and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

         The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during fiscal 1998, 1999 and 2000, provides for a term of seven years and a fixed interest rate. Historically, at the closing, the Company and the purchaser executed a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser. In connection with the Company's Timeshare Interest sales within its Vacation Club system, the Company delivers the deed on behalf of the purchasers to the trustee of the Vacation Club and secures repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. The Company does not believe that the transfer to a note and mortgage system will have a material adverse effect on its servicing operations or financial results, although no assurances can be given.

         The Company also offers financing of up to 90% of the purchase price of all parcels sold under the Residential Land and Golf Division to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. Management believes such strategy has improved the quality of the notes receivable generated by its Residential Land and Golf Division in recent years. An average note receivable underwritten by the Company during fiscal 1998, 1999 and 2000 has a term of ten years. Most notes receivable bear interest at a fixed interest rate and are secured by a first lien on the land.

         The weighted-average interest rate on the Company's notes receivable was 14.9%, 15.0% and 15.1% at March 29, 1998, March 28, 1999 and April 2, 2000,
respectively.

  Loan Underwriting

         Resorts Division. Consistent with industry practice, Timeshare Interest financing is not subject to extensive loan underwriting criteria. Customer financing on sales of Timeshare Interests requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed or note and mortgage, as applicable, and other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. Historically, timeshare receivables have had a higher default rate than residential land receivables.

         Residential Land and Golf Division. The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its residential land loan portfolio. The loan underwriting process undertaken by the Company's credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting review is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through various credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant, as applicable.

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

  Collection Policies

         Resorts Division. The Company's timeshare receivables have been historically documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning the Resorts Division are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by an on-line mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, a reminder letter is mailed to the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent (and telephone contact commences). After an account is 30 days delinquent, the Company typically sends a third letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser. In connection with the implementation of its points-based Vacation Club system, the Company has converted to a note and mortgage system. In addition to the 10, 15 and 30 day collection correspondence outlined above, at 60 days delinquent, a lock-out letter is sent to the Vacation Club customer prohibiting such customer from making a reservation for lodging at a resort property. If the default continues, at 90 days delinquent, a Notice of Intent to Cancel Membership is mailed. This informs the customer that unless the default is cured within 30 days, membership in the Vacation Club will be terminated. If the default is not cured, a Termination Letter is sent, typically at 120 days. At such time, the Timeshare Interest can be resold to a new purchaser.

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

         Loan Loss Reserves. The reserve for loan losses as a percentage of period end notes receivable was 2.5%, 3.5% and 4.1% at March 29, 1998, March 28, 1999 and April 2, 2000, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, estimated value of the underlying collateral, present and expected economic conditions as well as the quality of the receivables. (See "MD&A" for further discussion of the Company's provision for loan losses.)

SALES OF RECEIVABLES/PLEDGING OF RECEIVABLES

         Since 1986, the Company has sold or pledged a significant amount of its receivables, generally retaining the right and obligation to service such receivables. In the case of residential land and golf receivables, the Company historically transferred the receivables to a special purpose finance subsidiary, which in turn enters into a receivables securitization. The receivables were typically sold by such subsidiary with limited or no recourse. In the case of receivables pledged to a financial institution, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

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

         On June 26, 1998, the Company executed a two-year timeshare receivables purchase facility with a financial institution. Under the purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company sold $103.1 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions. Receivables were sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. Although the Purchase Facility has expired, the Company is currently negotiating a new $90.0 million timeshare receivables purchase facility with the same financial institution and another financial institution. There can be no assurances that the Company's negotiations will result in the Company obtaining such a facility on acceptable terms to the Company, if at all. In connection with the Purchase Facility, the Company also entered into a two-year warehouse facility with the same institution, pursuant to which the Company had the ability to borrow against receivables prior to their sale under the Purchase Facility. The Company is also currently negotiating a new warehouse facility. There can be no assurances that such negotiations will be successful. See further discussion of the terms of the Purchase Facility and the warehouse facility under "MD&A" -- Credit Facilities for Timeshare Receivables and Inventories".

RECEIVABLES SERVICING

         Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in the Vacation Club in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to substantially all of the receivables it sells through REMICs and all of the receivables sold under the Purchase Facility. The Company typically receives an annual servicing fee ranging from approximately .5% to 2.0% of the principal balance.

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

COMPETITION

         The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. The Resorts Division competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson and Bass Hotels. The Company also competes with other publicly traded timeshare companies, including Sunterra, Fairfield, Silverleaf and numerous other owners and operators of timeshare resorts. The Residential Land and Golf Division competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of residential lots. Competition may be generally smaller with respect to the Company's residential lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although, as noted above, the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's Timeshare Interests and its results of operations. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of Residential Land and Golf Division sales as evidenced by the low percentage of residential land sales internally financed since 1995. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

PERSONNEL

         As of April 2, 2000, the Company had 2,181 employees. Of the 2,181 employees, 170 were located at the Company's headquarters in Boca Raton, Florida, and 2,011 in regional field offices throughout the United States and Canada (the field personnel include 242 field employees supporting the Company's Residential Land and Golf Division and 1,769 field employees supporting the Company's Resorts Division). Only the Company's employees in Aruba are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company as of June 22, 2000.

     Name                  Age             Position
     ----                  ---             --------
George F. Donovan           61      President and Chief Executive Officer
John F. Chiste              44      Senior Vice President, Chief Financial Officer and Treasurer
L. Nicolas Gray             53      Senior Vice President - Resorts Division
Daniel C. Koscher           42      Senior Vice President - Land Division
David D. Philp              38      Chief Investment Officer
Patrick E. Rondeau          53      Senior Vice President, Director of Corporate Legal Affairs and Clerk
Allan J. Herz               40      Vice President and Director of Mortgage Operations
Joan A. McCormick           57      Vice President and Chief Information Officer
Susan J. Milanese           41      Vice President and Director of Human Resources
Anthony M. Puleo            32      Vice President and Chief Accounting Officer

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

DAVID D. PHILP joined the Company in August 1999 as Chief Investment Officer. From February 1996 to August 1999, Mr. Philp was a Vice President and Corporate Officer directly responsible for new property acquisitions with Sunterra Corporation, a publicly-held timeshare resort developer. From September 1995 to January 1996, he served as a co-owner of E & O Development, an entity involved in the development of new restaurant concepts in California. From September 1994 to August 1995, Mr. Philp was a Regional Director of Development with responsibility for property acquisitions and hotel management contract negotiations for Doubletree Hotels Corporation, a national hotel chain. Mr. Philp holds a B.S. in Hotel Administration.

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

SUSAN J. MILANESE joined the Company in 1988. During her tenure, she has held various management positions in the Company including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds a B.B.A in Accounting.

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

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located in Boca Raton, Florida in approximately 65,000 square feet of leased space. On April 2, 2000, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba. See further description of the Company's resort and land properties under "Item 1--Company Products".

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

         In addition to its other ordinary course litigation, the Company became a defendant in two proceedings during fiscal 1999. First, an action was filed in Colorado state court against the Company on December 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The complaint seeks damages in excess of $18 million and certain other remedies, including punitive damages.

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

         On September 17, 1999, the Company received a Notice of Proposed Audit Report (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that, subject to possible changes to be made in a final Notice of Field Audit Action, two subsidiaries now owned by the Company failed to pay sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997. The DOR contends that these taxes could approximate $2.5 million. The majority of the proposed assessment is based on the failure of the subsidiaries to charge sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village resort. In addition to the proposed assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. These subsidiaries were acquired by the Company in connection with the acquisition of RDI Group, Inc. on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders under a note payable with a current outstanding balance of $1 million (see Note 9 of Notes to Consolidated Financial Statements) and to make a claim against such stockholders for certain amounts previously paid to them for any breach of representations and warranties up to a maximum of $500,000. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. If a Notice of Field Audit Action is issued by the DOR in this matter, the Company intends to vigorously appeal any assessment of sales tax on Timeshare Interest sales.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The information provided on page 32 of the 2000 Annual Report is incorporated herein by reference.

         The Company did not pay any cash or stock dividends during fiscal 1999 or fiscal 2000. The Company does not anticipate paying any dividends in the foreseeable future, as it currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998, and certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its Common Stock.

         On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") with Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., and Morgan Stanley Real Estate Fund III Special Fund, L.P. (collectively, the "Funds") pursuant to which the Funds purchased 4.1 million and 1.8 million shares of the Company's Common Stock for an aggregate of $35 million and $15 million during fiscal 1999 and 2000, respectively. Aggregate legal and other stock issuance costs totaled approximately $774,000. Subject to certain exceptions, the Funds have agreed not to offer, sell, transfer, assign, pledge or hypothecate any shares of common stock issued to them prior to August 14, 2000.

         Shares of Common Stock sold to the Funds were exempt from registration under the Securities Act of 1933, by virtue of Section 4(2) and Rule 506 of Regulation D and issued thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information provided on page 17 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The information provided under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 31 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information provided on pages 31 through 32 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Company and its subsidiaries and the related Notes thereto and report of independent certified public accountants on pages 33 through 59 of the 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information with respect to the Company's Directors, see the information provided under the headings "Proposal 1 - Election of Nominees for Director" and "Certain Relationships and Other Transactions" in the Proxy Statement, which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears in Item 1 of Part I of this Annual Report on Form 10-K.

SECTION 16 COMPLIANCE

         The information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information provided under the headings "Proposal 1 - Election of Nominees for Director," "Board of Directors and its Committees," "Compensation Committee Report on Executive Compensation", "Compensation of Chief Executive Officer", "Executive Compensation" and "Certain Relationships and Other Transactions" in the Company's Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) AND (A)(2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, included in the 2000 Annual Report on pages 33 through 59 are incorporated by reference into
         Item 8 hereof:

                                                                                                            Page
                                                                                                            ----
         Consolidated Balance Sheets as of March 28, 1999 and April 2, 2000                                  33


         Consolidated Statements of Income for each of the three years in the period
           ended April 2, 2000                                                                               34

         Consolidated Statements of Shareholders' Equity for each of the three years
           in the period ended April 2, 2000                                                                 35

         Consolidated Statements of Cash Flows for each of the three years in the period
           ended April 2, 2000                                                                               36

         Notes to Consolidated Financial Statements                                                          38

         Report of Independent Certified Public Accountants                                                  59


2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(A)(3)  LIST OF EXHIBITS.

         The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 22 through 24 hereof and are incorporated herein by reference.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date:  June 27, 2000  By:   /S/ GEORGE F. DONOVAN
                            ----------------------------------------------------
                            George F. Donovan,
                            President and Chief Executive Officer

Date:  June 27, 2000  By:   /S/ JOHN F. CHISTE
                            ----------------------------------------------------
                            John F. Chiste,
                            Senior Vice President, Treasurer and Chief Financial Officer
                            (Principal Financial Officer)

Date:  June 27, 2000  By:   /S/ ANTHONY M. PULEO
                            ----------------------------------------------------
                            Anthony M. Puleo,
                            Vice President and Chief Accounting Officer
                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of June, 2000.

           Signature                                 Title
           ---------                                 -----
/S/ GEORGE F. DONOVAN                       President, Chief Executive Officer and Director
--------------------------------------
George F. Donovan

/S/ JOHN F. CHISTE                          Senior Vice President, Treasurer and Chief Financial Officer
--------------------------------------      (Principal Financial Officer)
John F. Chiste

/S/ ANTHONY M. PULEO                        Vice President and Chief Accounting Officer
--------------------------------------      (Principal Accounting Officer)
Anthony M. Puleo

/S/ JOSEPH C. ABELES                        Director
--------------------------------------
Joseph C. Abeles

/S/ RALPH A. FOOTE                          Director
--------------------------------------
Ralph A. Foote

/S/ MICHAEL J. FRANCO                       Director
--------------------------------------
Michael J. Franco

/S/ FREDERICK M. MYERS                      Director and Chairman of the Board
--------------------------------------
Frederick M. Myers

/S/ J. LARRY RUTHERFORD                     Director
--------------------------------------
J. Larry Rutherford

/S/ STUART A. SHIKIAR                       Director
--------------------------------------
Stuart A. Shikiar

/S/ BRADFORD T. WHITMORE                    Director
--------------------------------------
Bradford T. Whitmore

/S/ JOSEPH M. ZUBER                         Director
--------------------------------------
Joseph M. Zuber

                                  EXHIBIT INDEX

NUMBER                                                               DESCRIPTION
------                                                               -----------

3.1      -        Restated Articles of Organization, as amended (incorporated by reference to exhibit of same designation to Annual
                  Report on Form 10-K for the year ended March 31, 1996).
3.2      -        Restated and amended By-laws of the Registrant (incorporated by reference to exhibit 3.3 to Current Report on Form
                  8-K dated August 14, 1998).
4.4      -        Specimen of Common Stock Certificate.
4.6      -        Form of Indenture dated as of May 15, 1987 relating to the Company's 8.25% Convertible Subordinated Debentures Due
                  2012, including Form of Debenture (incorporated by reference to exhibit of same designation to Registration
                  Statement on Form S-1, File No. 33-13753).
4.7      -        Indenture dated as of April 1, 1998 by and among the Registrant, certain subsidiaries of the Registrant, and
                  SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008.
                  (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No.
                  333-50717)
4.8      -        First Supplemental Indenture dated as of March 15, 1999 by and among the Registrant, certain subsidiaries of the
                  Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured
                  Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 28, 1999).
10.24    -        Form of Agreement dated June 27, 1989 between the Registrant and Peoples Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).
10.77    -        Registrant's Amended 1988 Outside Directors Stock Option Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 29, 1992).
10.78    -        Registrant's 1988 Amended Outside Director's Stock Option Plan (incorporated by reference to exhibit to
                  Registration Statement on Form S-8, File No. 33-61687).
10.79    -        Registrant's 1998 Non-Employee Director Stock Option Plan (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).
10.80    -        Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on
                  Form 10-K for the fiscal year ended March 29, 1998).
10.81    -        Registrant's Retirement Savings Plan (incorporated by reference to Registration Statement on Form S-8, File No.
                  33-48075).
10.85    -        Loan and Security Agreement by and between the Registrant and Foothill Capital Corporation dated as of October 29,
                  1993 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 27, 1994).
10.93    -        Stock Purchase Agreement dated as of November 22, 1994 by and among Harry S. Patten and the Purchasers named therein (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated November 22,
                  1994).
10.98    -        Pooling and Servicing Agreement dated as of June 15, 1995, among Patten Receivables Finance Corporation X, the
                  Registrant, Patten Corporation REMIC Trust, Series 1995-1 and First Trust National Association, as Trustee
                  (incorporated by reference to exhibit to Current Report on Form 8-K dated July 12, 1995).
10.99    -        Pooling and Servicing Agreement dated as of April 15, 1996, among Bluegreen Receivables Finance Corporation I, the
                  Registrant, Bluegreen Corporation REMIC Trust, Series 1996-1 and First Trust National Association, as Trustee
                  (incorporated by reference to exhibit to Current Report on Form 8-K dated May 15, 1996).
10.100   -        Pooling and Servicing Agreement dated as of November 15, 1996, among Bluegreen Receivables Finance Corporation II, the Registrant, Bluegreen Corporation REMIC Trust, Series 1996-2 and First Trust National Association, as Trustee
                  (incorporated by reference to exhibit to Current Report on Form 8-K dated December 11, 1996).
10.102   -        Amended and Restated Sale and Contribution Agreement dated as of October 1, 1999 by and among Bluegreen
                  Corporation Receivables Finance Corporation III and BRFC III Deed Corporation (incorporated by reference to exhibit 10.103 to Quarterly Report on Form 10-Q dated January 2, 2000).


10.104   -        Amended and Restated Asset Purchase Agreement dated as of October 1, 1999 by and among Bluegreen Corporation,
                  Bluegreen Receivables Finance Corporation III, BRFC III Deed Corporation, Heller Financial Inc., Vacation Trust,
                  Inc. and U.S. Bank National Association, as cash administrator, including Definitions Annex (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated January 2, 2000).
10.123   -        Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.124   -        Employment Agreement between George F. Donovan and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.125   -        Employment Agreement between John F. Chiste and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.126   -        Employment Agreement between L. Nicolas Gray and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.127   -        Employment Agreement between Daniel C. Koscher and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.128   -        Employment Agreement between Patrick E. Rondeau and the Company dated March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).
10.129   -        Employment Agreement between David D. Philp and the Company dated August 30, 1999 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 3, 1999).
10.130   -        Amended and Restated Credit Facility Agreement entered into as of April 16, 1998 between Finova Capital
                  Corporation and the Registrant (incorporated by reference to exhibit 10.129 to Registration Statement on Form S-4,
                  File No. 333-50717).
10.131   -        Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova
                  Capital Corporation and the Registrant (incorporated by reference to exhibit 10.130 to Quarterly Report on Form
                  10-Q dated October 3, 1999).
10.132   -        Amended and Restated Loan and Security Agreement dated as of September 23, 1997 between Foothill Capital
                  Corporation and the Registrant (incorporated by reference to exhibit 10.130 to Registration Statement on Form S-4,
                  File No. 333-50717).
10.133   -        Loan and Security Agreement dated October 20, 1998, by the Registrant and Bluegreen Resorts, Inc. as Borrowers and
                  Heller Financial, Inc. as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on
                  Form 10-Q dated December 27, 1998).
10.134   -        Master Bluegreen Resort Loan Facility dated October 20, 1998, by and between the Registrant and Heller Financial,
                  Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 27,
                  1998).
10.135   -        Acquisition Cost Reimbursement Loan Agreement dated as of September 14, 1999, by and between Bluegreen Vacations
                  Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly
                  Report on Form 10-Q dated October 3, 1999).
10.136   -        Acquisition and Construction Cost Reimbursement Loan Agreement dated as of December 1, 1999, by and between
                  Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated January 2, 2000).
10.137   -        Letter dated December 1, 1999, amending the Master Bluegreen Resort Facility, dated as of October 20, 1998, between Bluegreen Corporation and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated January 2, 2000).
10.140   -        Loan Agreement dated as of September 24, 1999, between Bluegreen Properties of Virginia, Inc. and Branch Banking
                  and Trust Company (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
                  October 3, 1999).

10.145   -        Purchase Agreement dated as of August 14, 1998 by and among Bluegreen Corporation, Morgan Stanley Real Estate
                  Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P. and MSREF III Special
                  Fund, L.P. (incorporated by reference to exhibit 10.131 to Current Report on Form 8-K dated August 14, 1998).
10.146   -        Registration Rights Agreement, dated as of August 14, 1998, among Morgan Stanley Real Estate Investors III, L.P.,
                  Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P and MSREF III Special Fund, L.P. and
                  Bluegreen Corporation (incorporated by reference to exhibit 10.132 to Current Report on Form 8-K dated August 14,
                  1998).
10.147   -        Voting and Cooperation Agreement, dated as of August 14, 1998, among Morgan Stanley Real Estate Investors III,
                  L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., MSREF III Special Fund, L.P. and
                  certain shareholders of Bluegreen Corporation (incorporated by reference to exhibit 10.133 to Current Report on
                  Form 8-K dated August 14, 1998).
10.150   -        Loan Agreement and Promissory Note dated September 23, 1998, by and among the Registration, certain subsidiaries of the Registrant and First Union National Bank, for the $5 million, unsecured revolving line-of-credit due July
                  31, 1999 (incorporated by reference to exhibit 10.132 to Quarterly Report on Form 10-Q dates September 27, 1998).
10.151   -        Modification No. 1 to the Loan Agreement and Renewal Promissory Note dated August 1, 1999 by and among the
                  Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $5 million, unsecured revolving line-of-credit due December 31, 2000 (incorporated by reference to exhibit of same designation to
                  Quarterly Report on Form 10-Q dated July 4, 1999).
10.152   -        Modification No. 2 to the Loan Agreement dated November 3, 1999 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $10 million, unsecured revolving line-of-credit due
                  December 31, 2000 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
                  October 3, 1999).
13.1     -        Portions of the 2000 Annual Report.
21.1     -        List of Subsidiaries.
23.1     -        Consent of Ernst & Young LLP.
27.1     -        Financial Data Schedule. (for SEC use only)