Form 10-Q
period 2000-07-02
BLUEGREEN CORP
filed 2000-08-16
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended July 2, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number: 0-19292


                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                                    03-0300793
     ------------------------------                        -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


     4960 Blue Lake Drive, Boca Raton, Florida                   33431
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

As of August 11, 2000, there were 26,945,436 shares of Common Stock, $.01 par value per share, issued, 2,731,800 treasury shares and 24,213,636 shares outstanding.

                              BLUEGREEN CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT
              APRIL 2, 2000 AND JULY 2, 2000 ..............................................       3

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
              ENDED JULY 4, 1999 AND JULY 2, 2000 .........................................       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
              ENDED JULY 4, 1999 AND JULY 2, 2000 .........................................       5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................      14

ITEM 3.  QUANTITATIVE AND QUALITATIVE
              DISCLOSURES ABOUT MARKET RISK ...............................................      25

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................................      25

ITEM 2.  CHANGES IN SECURITIES ............................................................      25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................................      25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................      25

ITEM 5.  OTHER INFORMATION ................................................................      26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................................      26

SIGNATURES.................................................................................      27



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                                       April 2,         July 2,
                                                                         2000            2000
                                                                       ---------       ---------
                                                                        (Note)        (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $21.1 million and $19.4 million at
   April 2, 2000 and July 2, 2000, respectively) ................      $  65,526       $  34,660
Contracts receivable, net .......................................          8,403          13,757
Notes receivable, net ...........................................         70,114          87,520
Inventory, net ..................................................        196,509         195,576
Investments in securities .......................................         15,330          14,935
Property and equipment, net .....................................         35,409          37,099
Other assets ....................................................         24,221          34,771
                                                                       ---------       ---------
   TOTAL ASSETS .................................................      $ 415,512       $ 418,318
                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable ................................................      $   6,876       $   8,219
Accrued liabilities and other ...................................         28,776          25,605
Deferred income .................................................          3,973           3,411
Deferred income taxes ...........................................         13,173          14,891
Receivable-backed notes payable .................................         11,167           8,627
Lines-of-credit and notes payable ...............................         66,364          66,672
10.50% senior secured notes payable .............................        110,000         110,000
8.00% convertible subordinated notes payable to related
    parties .....................................................          6,000           6,000
8.25% convertible subordinated debentures .......................         34,371          34,371
                                                                       ---------       ---------
   TOTAL LIABILITIES ............................................        280,700         277,796

Minority interests ..............................................            768           3,729

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..................................................             --              --
Common stock, $.01 par value, 90,000 shares authorized;
   26,935 and 26,945 shares issued at April 2, 2000 and
    July 2, 2000, respectively ..................................            269             269
Additional paid-in capital ......................................        122,533         122,567
Treasury stock, 2,558 and 2,654 common shares at cost at
    April 2, 2000 and July 2, 2000, respectively ................        (12,313)        (12,610)
Net unrealized gains on investments available-for-sale, net
   of income taxes ..............................................            901             901
Retained earnings ...............................................         22,654          25,666
                                                                       ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY ...................................        134,044         136,793
                                                                       ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................      $ 415,512       $ 418,318
                                                                       =========       =========



Note: The condensed consolidated balance sheet at April 2, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (unaudited)

                                                                            Three Months Ended
                                                                          ----------------------
                                                                           JULY 4,       JULY 2,
                                                                            1999          2000
                                                                          --------      --------
REVENUES:
   Sales ...........................................................      $ 62,714      $ 62,207
   Other resort and golf operations revenue ........................         5,381         7,718
   Interest income .................................................         3,792         4,257
   Other income ....................................................            59           360
                                                                          --------      --------
                                                                            71,946        74,542
COSTS AND EXPENSES:
   Cost of sales ...................................................        21,724        21,883
   Cost of other resort and golf operations ........................         4,902         6,594
   Selling, general and administrative expenses ....................        34,171        36,927
   Interest expense ................................................         2,955         3,641
   Provision for loan losses .......................................           788         1,035
                                                                          --------      --------
                                                                            64,540        70,080
                                                                          --------      --------
Income before income taxes .........................................         7,406         4,462
Provision for income taxes .........................................         2,926         1,718
Minority interest in income (loss) of consolidated subsidiaries ....            56          (268)
                                                                          --------      --------
NET INCOME .........................................................      $  4,424      $  3,012
                                                                          ========      ========
EARNINGS PER COMMON SHARE:
Basic ..............................................................      $   0.19      $   0.12
                                                                          ========      ========
Diluted ............................................................      $   0.17      $   0.12
                                                                          ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic ..............................................................        23,425        24,359
                                                                          ========      ========
Diluted ............................................................        29,837        30,198
                                                                          ========      ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                              --------       --------
                                                                               July 4,        July 2,
                                                                                1999           2000
                                                                              --------       --------
OPERATING ACTIVITIES:
   Net income ............................................................... $  4,424       $  3,012
   Adjustments to reconcile net income to net
     cash flow used by operating activities:
     Minority interest in income (loss) of consolidated subsidiaries ........       56           (268)
     Depreciation and amortization ..........................................      940          1,432
     Loss on sale of property and equipment .................................       63              7
     Provision for loan losses ..............................................      788          1,035
     Provision for deferred income taxes ....................................    2,926          1,718
     Interest accretion on investments in securities ........................     (645)          (616)
     Proceeds from borrowings collateralized by notes
         receivable .........................................................    9,973             --
     Payments on borrowings collateralized by notes receivable ..............     (853)        (2,213)
CHANGE IN OPERATING ASSETS AND LIABILITIES:

   Contracts receivable .....................................................    3,423         (5,354)
   Notes receivable .........................................................  (18,565)       (20,321)
   Inventory ................................................................   (2,569)         7,827
   Other assets .............................................................   (2,241)        (2,024)
   Accounts payable, accrued liabilities and other ..........................   (5,213)        (2,380)
                                                                              --------       --------
NET CASH USED BY OPERATING ACTIVITIES .......................................   (7,493)       (18,145)
                                                                              --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................   (3,940)        (2,124)
   Sales of property and equipment ..........................................      619              3
   Cash received from investments in securities .............................      582          1,011
   Long-term prepayment to Bass Pro, Inc. (see Note 3) ......................       --         (9,000)
   Loan to related party ....................................................     (251)            --
   Principal payments received on loans to related party ....................      192             --
                                                                              --------       --------
NET CASH USED BY INVESTING ACTIVITIES .......................................   (2,798)       (10,110)
                                                                              --------       --------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ....................................................       --          1,500
   Payments under line-of-credit facilities and other notes payable .........   (1,526)        (3,831)
   Payment of debt issuance costs ...........................................     (519)           (16)
   Payments for treasury stock ..............................................   (4,252)          (298)
   Proceeds from exercise of employee and director stock options ............       77             34
                                                                              --------       --------
NET CASH USED BY FINANCING ACTIVITIES .......................................   (6,220)        (2,611)
                                                                              --------       --------
Net decrease in cash and cash equivalents ...................................  (16,511)       (30,866)
Cash and cash equivalents at beginning of period ............................   55,557         65,526
                                                                              --------       --------
Cash and cash equivalents at end of period ..................................   39,046         34,660
Restricted cash and cash equivalents at end of period .......................  (17,457)       (19,422)
                                                                              --------       --------
Unrestricted cash and cash equivalents at end of period ..................... $ 21,589       $ 15,238
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

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - Continued
                             (amounts in thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                  ------------------------------
                                                                     July 4,           July 2,
                                                                      1999              2000
                                                                  ------------      ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing .................      $         --      $      2,112
                                                                  ============      ============

      Property and equipment acquired through financing ....      $         --      $        519
                                                                  ============      ============

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure .....................      $      1,587      $      1,552
                                                                  ============      ============

      Contribution of land inventory by minority
          interest .........................................      $         --      $      3,230
                                                                  ============      ============


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  July 2, 2000
                                   (unaudited)


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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended July 2, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending April 1, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended April 2, 2000.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Vacation Club product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at four off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the three months ended July 2, 2000, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 55% and 45%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany balances and transactions are eliminated.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR

The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Fiscal year 2000 was 53 weeks long, while fiscal year 2001 will be 52 weeks long. The three-month periods ended July 4, 1999 and July 2, 2000 consisted of 14 weeks and 13 weeks, respectively.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock on March 29, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)                               Three Months Ended
                                                                   --------------------
                                                                   July 4,      July 2,
                                                                    1999          2000
                                                                   -------      -------
Basic earnings per share - numerator:
    Net income ..............................................      $ 4,424      $ 3,012
                                                                   =======      =======
Diluted earnings per share - numerator:
    Net income - basic ......................................      $ 4,424      $ 3,012
    Effect of dilutive securities (net of tax effects) ......          528          510
                                                                   -------      -------
    Net income - diluted ....................................      $ 4,952      $ 3,522
                                                                   =======      =======

Denominator:
    Denominator for basic earnings per share - weighted-
        average shares ......................................       23,425       24,359
Effect of dilutive securities:
    Stock options ...........................................          710          137
    Convertible securities ..................................        5,702        5,702
                                                                   -------      -------
 Dilutive potential common shares ...........................        6,412        5,839
                                                                   =======      =======
 Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions .........       29,837       30,198
                                                                   =======      =======
 Basic earnings  per common share ...........................      $  0.19      $  0.12
                                                                   =======      =======
 Diluted earnings  per common share .........................      $  0.17      $  0.12
                                                                   =======      =======


STOCK COMPENSATION

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Company was required to adopt the Interpretation on July 1, 2000. The adoption of the Interpretation had no impact on the Company's results of operations for the three-month period ended July 2, 2000.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. JOINT VENTURE

On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc., to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC (the "Joint Venture"). The Joint Venture will develop, market and sell Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. The Company has committed to an initial cash capital contribution to the Joint Venture of approximately $3.2 million, of which $323,000 was funded as of July 2, 2000, in exchange for a 51% ownership interest in the Joint Venture. The Company's remaining initial cash capital contribution to the Joint Venture will be funded prospectively as needed by the Joint Venture, but in any event no later than June 16, 2001. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See
Note 3 regarding payment of profit distributions to Big Cedar. If needed, the Company and Big Cedar have committed to additional capital contributions under certain circumstances, in the future.

In addition to its 51% ownership interest, the Company will also receive a Quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for the Company's involvement in the day-to-day operations of the Joint Venture.

Based on the Company's role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and its controlling financial interest in the Joint Venture, the accounts of the Joint Venture are included in the Company's condensed consolidated financial statements.

3. MARKETING AGREEMENT

On June 16, 2000, the Company entered into an exclusive, 10-year marketing agreement with Bass Pro, Inc. ("Bass Pro"), a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 2). Pursuant to the agreement, the Company will have the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently consisting of eleven stores), in Bass Pro's catalogs and on its web site. The Company will also have access to Bass Pro's customer lists. In exchange for these services, the Company agreed to pay Bass Pro a commission ranging from 3.5% to 7% on each sale of a Timeshare Interest, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment"). The Prepayment will be amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Prepayment is non-interest bearing and is included in other assets on the condensed consolidated balance sheet. As of July 2, 2000, the unamortized balance of the Prepayment was $9 million.

4. RECEIVABLE-BACKED NOTE PAYABLE

On July 18, 2000, the Company borrowed $20.7 million pursuant to a timeshare receivables financing facility with a financial institution (the "Loan"). The Loan is collateralized by $22.2 million of timeshare receivables and is due on August 28, 2000. The Loan bears interest at LIBOR plus 3%, which is paid on a weekly basis. The Company is using the Loan as bridge financing until it is able to sell a majority of these receivables under a new, $90.0 million, timeshare receivables purchase facility with the same financial institution. The Company has entered into commitment letters and a term sheet for the new facility with two financial institutions, and is in the process of negotiating definitive documentation. Subject to the execution of definitive agreements, the first sale under this new facility is expected to take place during the Company's second fiscal Quarter, although no assurances can be given.

5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, "Non-Guarantor Subsidiaries").

Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

              CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 2, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       COMBINED      COMBINED
                                                       BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                      CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                      -----------   -------------    ----------    ------------    ------------
ASSETS
    Cash and cash equivalents ....................      $  12,338      $  11,703      $  10,619      $      --       $  34,660
    Contracts receivable, net ....................             --            163         13,594             --          13,757
    Intercompany receivable ......................        150,406             --             --       (150,406)             --
    Notes receivable, net ........................            193          6,785         80,542             --          87,520
    Inventory, net ...............................             --         16,028        179,548             --         195,576
    Investments in securities ....................             --         14,935             --             --          14,935
    Investments in subsidiaries ..................          7,979             --          3,230        (11,209)             --
    Property and equipment, net ..................          8,354            308         28,437             --          37,099
    Other assets .................................         11,013          5,540         24,125         (5,907)         34,771
                                                        ---------      ---------      ---------      ---------       ---------
       Total assets ..............................      $ 190,283      $  55,462      $ 340,095      $(167,522)      $ 418,318
                                                        =========      =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable, accrued liabilities and
       other .....................................      $   9,295      $  15,030      $  15,817      $  (2,907)      $  37,235
    Intercompany payable .........................             --         11,827        138,579       (150,406)             --
    Deferred income taxes ........................          3,759          1,670          9,462             --          14,891
    Lines-of-credit and notes payable ............          3,437         12,483         62,379         (3,000)         75,299
    10.50% senior secured notes payable ..........        110,000             --             --             --         110,000
    8.00% convertible subordinated notes
        payable to related parties ...............          6,000             --             --             --           6,000
    8.25% convertible subordinated
      debentures .................................         34,371             --             --             --          34,371
                                                        ---------      ---------      ---------      ---------       ---------
       Total liabilities .........................        166,862         41,010        226,237       (156,313)        277,796

    Minority interests ...........................             --             --             --          3,729           3,729

Total shareholders' equity .......................         23,421         14,452        113,858        (14,938)        136,793
                                                        ---------      ---------      ---------      ---------       ---------
Total liabilities and shareholders' equity .......      $ 190,283      $  55,462      $ 340,095      $(167,522)      $ 418,318
                                                        =========      =========      =========      =========       =========



                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED JULY 4, 1999
                                                           ------------------------------------------------------------------------
                                                                           COMBINED        COMBINED
                                                            BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                           CORPORATION   SUBSIDIARIES     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                           -----------   -------------    ----------    ------------   ------------
REVENUES
    Sales .............................................      $  7,206       $  3,270       $ 52,238       $     --       $ 62,714
    Management fee revenue ............................         6,340             --             --         (6,340)            --
    Other resort and golf operations revenue ..........            --            456          4,925             --          5,381
    Interest income ...................................           292            920          2,580             --          3,792
    Other income ......................................             5             14             40             --             59
                                                             --------       --------       --------       --------       --------
                                                               13,843          4,660         59,783         (6,340)        71,946
COST AND EXPENSES
    Cost of sales .....................................         2,413            859         18,452             --         21,724
    Cost of other resort and golf operations ..........            --            283          4,619             --          4,902
    Management fees ...................................            --            465          5,875         (6,340)            --
    Selling, general and administrative
        expenses ......................................        10,164          2,039         21,968             --         34,171

    Interest expense ..................................         2,360            444            151             --          2,955
    Provision for loan losses .........................            --            (37)           825             --            788
                                                             --------       --------       --------       --------       --------
                                                               14,937          4,053         51,890         (6,340)        64,540
                                                             --------       --------       --------       --------       --------
    Income (loss)  before income taxes ................        (1,094)           607          7,893             --          7,406
    Provision (benefit) for income taxes ..............          (432)           240          3,118             --          2,926
    Minority interest in income of consolidated
        subsidiary ....................................            --             --             --             56             56
                                                             --------       --------       --------       --------       --------
    Net income ........................................      $   (662)      $    367       $  4,775       $    (56)      $  4,424
                                                             ========       ========       ========       ========       ========



                                                                                THREE MONTHS ENDED JULY 2, 2000
                                                           ----------------------------------------------------------------------
                                                                           COMBINED      COMBINED
                                                            BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                           CORPORATION   SUBSIDIARIES    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                           -----------   ------------   -----------  -------------   ------------
REVENUES
    Sales .............................................      $     --       $  1,439      $ 60,768       $     --       $ 62,207
    Management fee revenue ............................         7,372             --            --         (7,372)            --
    Other resort and golf operations revenue ..........            --            721         6,997             --          7,718
    Interest income ...................................           464            912         2,881             --          4,257
    Other income ......................................           154             20           186             --            360
                                                             --------       --------      --------       --------       --------
                                                                7,990          3,092        70,832         (7,372)        74,542
COST AND EXPENSES
    Cost of sales .....................................            --            431        21,452             --         21,883
    Cost of other resort and golf operations ..........            --            333         6,261             --          6,594
    Management fees ...................................            --             --         7,372         (7,372)            --
    Selling, general and administrative
        expenses ......................................         5,754          1,596        29,577             --         36,927
    Interest expense ..................................         2,300            464           877             --          3,641
    Provision for loan losses .........................            --            122           913             --          1,035
                                                             --------       --------      --------       --------       --------
                                                                8,054          2,946        66,452         (7,372)        70,080
                                                             --------       --------      --------       --------       --------
    Income (loss) before income taxes .................           (64)           146         4,380             --          4,462
    Provision (benefit) for income taxes ..............           (25)            85         1,658             --          1,718
    Minority interest in loss of consolidated
        subsidiary ....................................            --             --            --           (268)          (268)
                                                             --------       --------      --------       --------       --------
    Net income (loss) .................................      $    (39)      $     61      $  2,722       $    268       $  3,012
                                                             ========       ========      ========       ========       ========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JULY 4, 1999
                                                                ----------------------------------------------------------
                                                                                COMBINED      COMBINED
                                                                 BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                                CORPORATION   SUBSIDIARIES    GUARANTORS     CONSOLIDATED
                                                                -----------   ------------    ----------     ------------

OPERATING ACTIVITIES:
Net cash (used) provided by operating activities ...........      $(10,601)      $   (387)      $  3,495       $ (7,493)
                                                                  --------       --------       --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment .....................          (617)            (6)        (3,317)        (3,940)
   Sales of property and equipment .........................            --             --            619            619
   Cash received from investments in securities ............            --            582             --            582
   Loan to related party ...................................            --             --           (251)          (251)
   Principal payments received on loan to related party ....            --             --            192            192
                                                                  --------       --------       --------       --------
Net cash (used) provided by investing activities ...........          (617)           576         (2,757)        (2,798)
                                                                  --------       --------       --------       --------
FINANCING ACTIVITIES:
   Payments under line-of-credit facilities
     and other notes payable ...............................           (31)          (797)          (698)        (1,526)
   Payment of debt issuance costs ..........................           (63)           (41)          (415)          (519)
   Payments for treasury stock .............................        (4,252)            --             --         (4,252)
   Proceeds from exercise of employee and
     director stock options ................................            77             --             --             77
                                                                  --------       --------       --------       --------
Net cash used by financing activities ......................        (4,269)          (838)        (1,113)        (6,220)
                                                                  --------       --------       --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................       (15,487)          (649)          (375)       (16,511)
Cash and cash equivalents at beginning of period ...........        36,710          8,690         10,157         55,557
                                                                  --------       --------       --------       --------
Cash and cash equivalents at end of period .................        21,223          8,041          9,782         39,046
Restricted cash and cash equivalents at end of period ......        (4,993)        (8,041)        (4,423)       (17,457)
                                                                  --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ....      $ 16,230       $     --       $  5,359       $ 21,589
                                                                  ========       ========       ========       ========


                                                                                THREE MONTHS ENDED JULY 2, 2000
                                                         ------------------------------------------------------------------------
                                                                          COMBINED      COMBINED
                                                          BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                         CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         -----------    ------------    ----------    ------------   ------------
OPERATING ACTIVITIES:
Net cash (used) provided by operating
  activities ...........................................   $(31,702)      $ (1,415)      $ 14,972       $     --       $(18,145)
                                                           --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
  Investment in joint venture ..........................         --             --           (323)           323             --
  Purchases of property and equipment ..................       (247)           (29)        (1,848)            --         (2,124)
  Sales of property and equipment ......................         --             --              3             --              3
  Cash received from investments in
    securities .........................................         --          1,011             --             --          1,011
  Long-term prepayment to Bass Pro, Inc. ...............         --             --         (9,000)            --         (9,000)
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by investing
  activities ...........................................       (247)           982        (11,168)           323        (10,110)
                                                           --------       --------       --------       --------       --------

FINANCING ACTIVITIES:
  Proceeds from borrowings under
    line-of-credit facilities and other notes payable ..      1,500             --             --             --          1,500
  Payments under line-of-credit facilities
    and other notes payable ............................        (42)          (631)        (3,158)            --         (3,831)
  Payment of debt issuance costs .......................         --            (14)            (2)            --            (16)
  Payments for treasury stock ..........................       (298)            --             --             --           (298)
  Proceeds from issuance of membership
    interest in joint venture ..........................         --            323             --           (323)            --
  Proceeds from the exercise of employee and
    director stock options .............................         34             --             --             --             34
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by financing
    activities .........................................      1,194           (322)        (3,160)          (323)        (2,611)
                                                           --------       --------       --------       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS ......................................    (30,755)          (755)           644             --        (30,866)
Cash and cash equivalents at beginning of
      period ...........................................     43,093         12,458          9,975             --         65,526
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents at end of period .............     12,338         11,703         10,619             --         34,660
Restricted cash and cash equivalents at end
    of period ..........................................       (791)       (11,703)        (6,928)            --        (19,422)
                                                           --------       --------       --------       --------       --------
Unrestricted cash and cash equivalents at
    end of period ......................................   $ 11,547       $     --       $  3,691       $     --       $ 15,238
                                                           ========       ========       ========       ========       ========


6. CONTINGENCIES

In addition to its other ordinary course litigation, the Company became a defendant in two proceedings during fiscal 1999. First, an action was filed against the Company on December 15, 1999. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The complaint seeks damages in excess of $18 million and certain other remedies, including punitive damages.

Second, an action was filed on July 10, 1999 against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies.

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

On September 17, 1999, the Company received a Notice of Proposed Audit Report (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that, subject to possible changes made in a final Notice of Field Audit Action, two subsidiaries now owned by the Company failed to pay sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997. The majority of the proposed assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village resort. In addition to the proposed assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. These subsidiaries were acquired by the Company in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1 million outstanding note payable balance and to make a claim against such stockholders for certain amounts previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. If a Notice of Field Audit Action is issued by the DOR in this matter, the Company intends to vigorously appeal any assessment of sales tax on Timeshare Interest sales.

7. BUSINESS SEGMENTS

The Company has two reportable business segments. The Resorts Division acquires, develops and markets Timeshare Interests at the Company's resorts and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

Required disclosures for the Company's business segments are as follows (in thousands):

                                                                 RESIDENTIAL LAND
                                                       RESORTS        AND GOLF      TOTALS
                                                       --------  ----------------  --------
AS OF AND FOR THE THREE MONTHS ENDED JULY 4, 1999
Sales                                                  $ 32,279      $ 30,435      $ 62,714
Other resort and golf operations revenue                  4,662           719         5,381
Depreciation expense                                        250           191           441
Field operating profit                                    3,493         8,089        11,582
Inventory, net                                          100,248        46,536       146,784


AS OF AND FOR THE THREE MONTHS ENDED JULY 2, 2000
Sales                                                  $ 34,351      $ 27,856      $ 62,207
Other resort and golf operations revenue                  7,047           671         7,718
Depreciation expense                                        408           211           619
Field operating profit                                    2,829         6,015         8,844
Inventory, net                                          109,990        85,586       195,576


Field operating profit for reportable segments reconciled to consolidated income before income taxes (in thousands) is as follows:

                                                           Three Months Ended
                                                         -----------------------
                                                          JULY 4,        JULY 2,
                                                           1999           2000
                                                         --------       --------
     Field operating profit for reportable segments      $ 11,582       $  8,844
     Interest income                                        3,792          4,257
     Other income                                              59            360
     Corporate general and administrative expenses         (4,284)        (4,323)
     Interest expense                                      (2,955)        (3,641)
     Provision for loan losses                               (788)        (1,035)
                                                         --------       --------
     Consolidated income before income taxes             $  7,406       $  4,462
                                                         ========       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such statements may be identified by forward-looking words such as "may", "intend", "expect", "anticipate", "believe", "will", "should", "project", "estimate", "plan" or other comparable terminology. All statements, trend analyses and other information relative to the market for the Company's products and trends in the Company's operations or results are forward-looking statements. Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

d) Risks associated with an inability to locate suitable inventory for acquisition, or with a shortage of available inventory in the Company's principal markets.

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

h) The inability of the Company to locate external sources of liquidity on favorable terms to support its operations, acquire, carry and develop land and timeshare inventories and satisfy its debt and other obligations.

i) The inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and timeshare notes receivable, including the inability to consummate securitization transactions.

j) An increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure.

k) Costs to develop inventory for sale and/or selling, general and administrative expenses materially exceed those anticipated.

l) An increase or decrease in the number of land or resort properties subject to percentage-of-completion accounting which requires deferral of profit recognition on such projects until development is substantially complete.

m) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments and/or other credit agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments and pay dividends.

n) The risk of the Company incurring an unfavorable judgement in any litigation, and the impact of any related monetary or equity damages.

o) Risks associated with selling Timeshare Interests in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships.

p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Company's Vacation Club is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements.

q) The risk that any contemplated transactions currently under negotiation will not close.

The Company does not undertake to update or revise forward-looking statements, even if the Company's situation may change in the future.

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

Costs associated with the acquisition and development of timeshare resorts and residential land properties, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the Quarterly operating results of the Company, with the majority of the Company's gross revenues and net earnings historically occurring in the first and second Quarters of the fiscal year. As the Company's timeshare revenues grow as a percentage of total revenues, the Company believes that the fluctuations in revenues due to the seasonality may be mitigated in part. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements). There can be no assurances that historical seasonal trends in Quarterly revenues and earnings will continue or be mitigated by the Company's efforts.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three months ended July 4, 1999 or July 2, 2000. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of loans. The gains are recorded in the Company's revenues and retained interests in the portfolio are recorded on its balance sheet (as investments in securities) at the time of sale. The amount of gains recorded is based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the future when the retained interests are realized, except for the effect of reduced interest accretion on the Company's retained interest, which would be recognized each period the retained interests are held. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the future when the retained interests are realized. There can be no assurances that the carrying value of the Company's investments in securities will be fully realized or that future loan sales will result in gains. Declines in the fair value of the retained interests that are determined to be other than temporary are charged to operations.

RESULTS OF OPERATIONS


(Dollars in  Thousands)                                                          Residential
                                                     Resorts                     Land and Golf                      Total
                                             -----------------------        -----------------------        ---------------------
THREE MONTHS ENDED JULY 4, 1999
Sales                                        $ 32,279          100.0 %      $ 30,435          100.0 %      $ 62,714        100.0 %
Cost of sales (1)                              (7,546)         (23.4)%       (14,178)         (46.6)%       (21,724)       (34.6)%
                                             --------       --------        --------       --------        --------     --------
Gross profit                                   24,733           76.6 %        16,257           53.4 %        40,990         65.4 %
Other resort and golf operations revenue        4,662           14.4 %           719            2.4 %         5,381          8.6 %
Cost of other resort and golf operations       (3,993)         (12.4)%          (909)          (3.0)%        (4,902)        (7.8)%
Field selling, general and administrative
expenses(2)                                   (21,909)         (67.9)%        (7,978)         (26.2)%       (29,887)       (47.7)%
                                             --------       --------        --------       --------        --------     --------
Field operating profit                       $  3,493           10.8 %      $  8,089           26.6 %      $ 11,582         18.5 %
                                             ========       ========        ========       ========        ========     ========

THREE MONTHS ENDED JULY 2, 2000
Sales                                        $ 34,351          100.0 %      $ 27,856          100.0 %      $ 62,207        100.0 %
Cost of sales (1)                              (7,907)         (23.0)%       (13,976)         (50.2)%       (21,883)       (35.2)%
                                             --------       --------        --------       --------        --------     --------
Gross profit                                   26,444           77.0 %        13,880           49.8 %        40,324         64.8 %
Other resort and golf operations revenue        7,047           20.5 %           671            2.4 %         7,718         12.4 %
Cost of resort and golf operations             (5,798)         (16.9)%          (796)          (2.9)%        (6,594)       (10.6)%
Field selling, general and administrative
expenses(2)                                   (24,864)         (72.4)%        (7,740)         (27.8)%       (32,604)       (52.4)%
                                             --------       --------        --------       --------        --------     --------
Field operating profit                       $  2,829            8.2 %      $  6,015           21.6 %      $  8,844         14.2 %
                                             ========       ========        ========       ========        ========     ========


(1) COST OF SALES REPRESENTS THE COST OF INVENTORY INCLUDING THE COST OF IMPROVEMENTS, AMENITIES AND IN CERTAIN CASES PREVIOUSLY CAPITALIZED INTEREST AND REAL ESTATE TAXES.

(2) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $4.3 MILLION AND $4.3 MILLION FOR THE THREE MONTHS ENDED JULY 4, 1999 AND JULY 2, 2000, RESPECTIVELY.

SALES

Consolidated sales decreased 0.8% from $62.7 million for the three-month period ended July 4, 1999 (the "2000 Quarter") to $62.2 million for the three-month period ended July 2, 2000 (the "2001 Quarter"). Decreases in Residential Land and Golf Division sales during the 2001 Quarter were partially offset by higher Resorts Division sales. The 2000 Quarter included 14 weeks of operating results as compared to 13 weeks of operating results in the 2001 Quarter. The additional week of operations in the 2000 Quarter produced total operating revenues of $6.5 million.

As of July 2, 2000, approximately $2.4 million in estimated income on sales of $5.2 million was deferred under percentage-of-completion accounting. At April 2, 2000, approximately $2.9 million in estimated income on sales of $7.3 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income.

RESORTS DIVISION. During the 2000 Quarter and the 2001 Quarter, sales of Timeshare Interests contributed $32.3 million or 51.4% and $34.4 million or 55.2%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of Timeshare Interests sold and the average sales price per Timeshare Interest for the Resorts Division for the periods indicated, BEFORE giving effect to the percentage-of-completion method of accounting.

                                                 THREE MONTHS ENDED
                                                ---------------------
                                                JULY 4,       JULY 2,
                                                 1999          2000
                                                ------       --------
Timeshare Interests sold                         3,550        3,669
Average sales price per Timeshare Interest      $8,929       $9,268
Gross margin                                      76.6%        77.0%

The increase in the number of Timeshare Interests sold during the 2001 Quarter as compared to the 2000 Quarter is primarily due to the Company's "Bluegreen Air" offsite sales offices. The "Bluegreen Air" offsite sales offices (i.e., not located onsite at one of the Company's resorts) serve the Louisville, Kentucky; Cleveland, Ohio; and Detroit, Michigan markets and provide prospective buyers with a virtual-reality jet airline experience to present the Company's Vacation Club product. The Company opened the Detroit office during fiscal 2000, generating 363 Timeshare Interest sales during the 2001 Quarter, with no corresponding sales during the 2000 Quarter. The other "Bluegreen Air" sales offices had comparable sales during the 2000 Quarter and 2001 Quarter.

These increases during fiscal 2001 were partially offset by decreased sales at the Company's Aruba sales location. The Company's La Cabana Beach and Racquet Club in Aruba ("La Cabana") experienced a decrease of 228 in the number of Timeshare Interests sold (395 and 167 Timeshare Interests sold during the 2000 Quarter and 2001 Quarter, respectively). A decreased amount of available Timeshare Interests related to summer weeks contributed to decreased sales during June (as buyers in Aruba tend to want to by Timeshare Interests related to the same period that they are currently there on vacation). The Company is currently in negotiations to enter into a joint venture with a third-party which, if successful, would result in the availability of additional summer inventory at La Cabana. There can be no assurances that the Company will elect to proceed with the negotiations or, if it does, that the Company's negotiations will be successful. If additional summer inventory is not obtained, the Company expects that future sales at La Cabana during the summer months will also be below prior levels.

The Resorts Division's gross margin increased from 76.6% during the 2000 Quarter to 77.0% during the 2001 Quarter primarily due to the increased average sales prices noted above and the approximately 80% gross margin generated by sales of the Company's Orlando's Sunshine Resort II ("OSR II") inventory.

Other resort service revenues and costs increased 51.2% and 45.2%, respectively, during the 2001 Quarter as compared to the 2000 Quarter. The increase is primarily due to an increase of $1.6 million in the amount of initial maintenance fees that are charged to new owners at the time of purchase to cover a portion of the Company's costs to maintain the applicable resort property during the period that the Timeshare Interest is held in inventory. The Company retains these fees. During fiscal 2001, the Company began charging new buyers one full year's maintenance fee as opposed to a pro rata maintenance fee based on the time of year that the sale was made. Also included in the $1.6 million are rentals of Timeshare Interests held in inventory, specifically at the Company's Shore Crest II and OSR II resorts, construction of which was completed in fiscal 2000. The remaining increase was primarily due to increased revenues and costs generated by Resort Title Agency, Inc., the Company's wholly owned title company.

Field selling, general and administrative ("FSG&A") expenses increased as a percentage of sales for the Resorts Division during the 2001 Quarter from the 2000 Quarter to 72.4% from 67.9%, respectively. The increases are due in part to FSG&A expenses approximating 100% of sales at La Cabana due to costs incurred to sell Timeshare Interests on behalf of the third-party which the Company may enter a joint venture with and as discussed above. The Company did not receive any revenues but did incur the selling and marketing costs related to these sales during the 2001 Quarter.

In addition, as indicated above, the Company opened its fourth off-site sales office serving the Detroit market in November 1999. The Detroit office generated an additional $2.7 million of FSG&A expenses on sales of $3.8 million, due primarily to achieving a low conversion rate of prospects to sales directly resulting in significantly higher marketing costs as a percentage of sales.

RESIDENTIAL LAND AND GOLF DIVISION. During the 2000 Quarter and the 2001 Quarter, residential land and golf sales contributed $30.4 million or 48.5% and $27.9 million or 44.8%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, BEFORE giving effect to the percentage-of -completion method of accounting and bulk sales.

                                      Three Months Ended
                                    ---------------------
                                     July 4,       July 2,
                                      1999          2000
                                    -------       -------
Number of parcels sold                  534           424
Average sales price per parcel      $51,391       $52,735
Gross margin                           53.4%         49.8%


The aggregate number of parcels sold decreased during the 2001 Quarter as compared to the 2000 Quarter primarily due to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 2000 or which are approaching sell-out in areas of the country where the Company has chosen to exit. These areas include Florida, Tennessee, Wisconsin, Colorado, Arizona, and New Mexico. This factor resulted in 84 fewer lot sales in the 2001 Quarter as compared to the 2000 Quarter. The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring possible expansion into the California market. In addition, the Company's Winding River Plantation golf community generated 34 fewer lot sales in the 2001 Quarter. Higher lot sales in the 2000 Quarter resulted from sales events in connection with the grand opening of the third nine holes at Carolina National Golf Course ("Carolina National").

Gross margins decreased in the 2001 Quarter as compared to the 2000 Quarter. Certain phases of projects which are approaching sellout in the Company's Texas and North Carolina regions yielded gross margins in the 60% to 65% range in the 2000 Quarter as compared to the 55% to 60% range in the 2001 Quarter due to a lower number of premium lots (e.g., waterfront, views, etc.) being available for sale during the 2001 Quarter and price decreases instituted to promote sellout. In addition, gross margins were adversely impacted in the 2001 Quarter by the impact of percentage of completion accounting. The gross margin recognized on sales previously deferred under percentage of completion accounting decreased from 80.9% in the 2000 Quarter to 36.0% in the 2001 Quarter, based on the mix of projects which were subject to sales deferred in each period.

The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land and golf (as well as resort) properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

Golf operations revenues and related costs decreased 6.7% and 12.4% respectively, during the 2001 Quarter as compared to the 2000 Quarter. In the 2000 Quarter, the Company opened another nine holes at Carolina National along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. The initial grand opening and promotional incentives resulted in higher revenues in the 2000 Quarter.

INTEREST INCOME

Interest income was $3.8 million and $4.3 million for the 2000 Quarter and 2001 Quarter, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The increase in interest income during the 2001 Quarter was primarily due to an increase in the average notes receivable balance during the 2001 Quarter, as compared to the 2000 Quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A EXPENSES")

The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $34.2 million and $36.9 million for the 2000 Quarter and 2001 Quarter, respectively. As a percentage of total revenues, S, G & A Expenses were 47.5% and 49.5% for the 2000 Quarter and 2001 Quarter, respectively.

The increase in S, G & A Expenses as a percentage of revenues in the 2001 Quarter was the result of the growth of the Resorts Division (from 51% to 55% of consolidated sales during the 2000 Quarter and 2001 Quarter, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division. See also discussions of increases in S, G & A expenses for the Company's Resorts Division, above.

INTEREST EXPENSE

Interest expense totaled $3.0 million and $3.6 million for the 2000 Quarter and 2001 Quarter, respectively. The 23.2% increase in interest expense for the 2000 Quarter was primarily due to interest incurred on approximately $28.0 million of acquisition and development borrowings incurred at the end of the second quarter of fiscal 2000.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses totaling $788,000 and $1.0 million during the 2000 Quarter and 2001 Quarter, respectively. The increase in the provision was due to an increase in the notes receivable portfolio during the 2001 Quarter as compared to the 2000 Quarter. The increase in the portfolio is due to an increased amount of timeshare loans (where historical default rates exceed those for land loans).

The allowance for loan losses by division as of April 2, 2000 and July 2, 2000 was (amounts in thousands):

                                                                RESIDENTIAL
                                                 RESORTS          LAND AND
                                                 DIVISION      GOLF DIVISION      OTHER            TOTAL
                                                 --------        --------        --------        --------
APRIL 2, 2000
Notes receivable                                 $ 61,520        $ 10,883        $    735        $ 73,138
Less: allowance for loan losses                    (2,515)           (458)            (51)         (3,024)
                                                 --------        --------        --------        --------
Notes receivable, net                            $ 59,005        $ 10,425        $    684        $ 70,114
                                                 ========        ========        ========        ========
Allowance as a % of gross notes receivable            4.1%            4.2%            6.9%            4.1%
                                                 ========        ========        ========        ========

JULY 2, 2000
Notes receivable                                 $ 79,618        $ 10,453        $    686        $ 90,757
Less: allowance for loan losses                    (2,702)           (454)            (81)         (3,237)
                                                 --------        --------        --------        --------
Notes receivable, net                            $ 76,916        $  9,999        $    605        $ 87,520
                                                 ========        ========        ========        ========
Allowance as a % of gross notes receivable            3.4%            4.3%           11.8%            3.6%
                                                 ========        ========        ========        ========


The allowance for loan losses as a percentage of the gross notes receivable balance decreased at July 2, 2000, for the Resorts Division, as the Company did not provide allowance for approximately $19 million of notes receivable which are expected to be sold during the three months ending October 1, 2000 through a new, non-recourse timeshare receivable purchase facility currently being negotiated (see "Liquidity and Capital Resources"). There can be no assurances that such receivables will be sold when expected.

 Other notes receivable primarily include secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf Division. The Company monitors the collectibility of these notes based on various factors, including the value of the underlying collateral.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased as a percentage of income before taxes from 39.5% to 38.5% during the 2001 Quarter. The decrease was primarily due to state tax savings generated by a restructuring of the Company's subsidiaries in a state where the Company has significant operations.

SUMMARY

Based on the factors discussed above, the Company's net income decreased from $4.4 million to $3.0 million in the 2000 Quarter and 2001 Quarter, respectively.

CHANGES IN FINANCIAL CONDITION

Consolidated assets of the Company increased $2.8 million from April 2, 2000 to July 2, 2000. This increase is primarily due to a net $17.4 million increase in notes receivable, primarily due to new notes generated by $34.4 million of timeshare sales during quarter, net of principal payments received. In addition, other assets increased $10.5 million, primarily due to the $9 million prepaid marketing fees paid to Bass Pro, Inc. (see Note 3 of Notes to Condensed Consolidated Financial Statements). Also, contracts receivable increased $5.4 million due to increased sales during the month of June 2000 as compared to the month of March 2000. These increases were partially offset by a $30.9 million decrease in cash and cash equivalents more fully described on the Condensed Consolidated Statement of Cash Flows.

Consolidated liabilities decreased $2.9 million from April 2, 2000 to July 2, 2000. The decrease is primarily due to an aggregate $2.5 million in payments made on the Company's receivable backed notes payable.

Minority interest increased $2.9 million due to the $3.2 million capital contribution made by Big Cedar L.L.C. ("Big Cedar") to the Company's 51%-owned joint venture with Big Cedar more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements. This amount is net of minority interest's share of net losses in the Company's consolidated joint venture in Aruba.

Total shareholders' equity increased $2.7 million during the 2001 Quarter, primarily due to net income of $3.0 million. This increase was partially offset by the Company's repurchase of $300,000 of common stock (96,000 shares) to be held in treasury. The Company's book value per common share increased from $5.50 to $5.63 at April 2, 2000 and July 2, 2000, respectively. The debt-to-equity ratio decreased from 1.70:1 to 1.65:1 at April 2, 2000 and July 2, 2000, respectively, primarily due to the debt paydowns and net income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales, (ii) down payments on lot and timeshare sales which are financed, (iii) net cash generated from other resort services and golf operations, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively "Receivables") and (v) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included borrowings under secured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and
(iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

CREDIT FACILITIES FOR TIMESHARE RECEIVABLES AND INVENTORIES

The Company maintains and is currently negotiating various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

On August 1, 2000, the Company executed commitment letters and a term sheet for a timeshare receivables purchase facility (the "Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution who underwrote the Company's immediately prior timeshare receivables purchase facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). Pursuant to the term sheet, under the Purchase Facility, a special purpose finance subsidiary of the Company may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the Purchasers in securitization transactions. The Purchase Facility will include a $50 million extension, if the full $90 million capacity is utilized, at the Company's option, subject to the Purchasers' consent. The Purchase Facility will have detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to 95% (subject to adjustment in 0.5% increments down to 87.5% depending on the difference between the weighted-average interest rate on the notes receivable sold and the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. A portion of the purchase price will be deferred until such time as the

Purchasers have received their portion of principal payments (to be defined in the Purchase Facility agreement), a return on their advances (as more fully described below), all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95% purchase price shall be funded 80% by the Senior Purchaser and 15% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent of their borrowing cost (based on then applicable commercial paper rates) plus 0.7%. In the event that there is a disruption in the commercial paper market (to be defined in the Purchase Facility agreement), the Senior Purchaser shall earn a return equal to the one-month LIBOR plus 1.5% or, in the event of a disruption in the LIBOR market (to be defined in the Purchase Facility agreement), a return equal to the greater of the Prime lending rate and the Federal Funds Rate plus 1.0%. The Subordinated Purchaser shall earn a return equal to the one-month LIBOR plus 4.12%. The Company will arrange for an interest rate hedge with another financial institution at a 1.0% strike to preserve the excess spread for credit enhancement purposes. In addition to other fees, if the Company does not sell to the Purchasers during the term of the Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay a minimum usage fee equal to 1.5% of the shortfall in the cumulative purchase price. The Purchase Facility will have an initial revolving term of 364 days from the date the final agreement is executed, renewable for an additional 364-day revolving period thereafter subject to the consent of the Purchasers. Definitive agreements for the Purchase Facility are being negotiated. No assurances can be given that the Purchase Facility will be entered into or that the final terms of the facility will be as discussed herein.

Receivables will be sold under the Purchase Facility without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company will act as servicer under the Purchase Facility for a fee, and is required to make advances to the Purchasers to the extent it believes such advances will be recoverable. The Purchase Facility will include various conditions to purchase, covenants, events of default and other provisions customary for a transaction of this type.

The Company has a $35 million timeshare receivables warehouse loan facility, which expires on August 28, 2000, with the Subordinated Purchaser. Loans under the warehouse facility bear interest at LIBOR plus 3.00%. The warehouse facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the warehouse facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V., the Company's 50%-owned joint venture in Aruba, for which the borrowing base is 85%. The warehouse facility includes affirmative, negative and financial covenants and events of default. On June 30, 1999, the Company borrowed $8.9 million under the warehouse facility, which will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan or as the loans are sold through a purchase facility, but in no event later than August 28, 2000. As of July 2, 2000, the outstanding balance on this facility was $1.4 million. On July 18, 2000, the Company borrowed $20.7 million under the warehouse facility, which is also scheduled to mature on August 28, 2000. It is anticipated that a portion of this loan will be repaid by selling some of the underlying receivables through the Purchase Facility, although there can be no assurances. The Company is currently negotiating an extension of the maturity date on these borrowings. There can be no assurances that such negotiations will be successful.

In addition, the Subordinated Purchaser has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories. The facility includes a two-year draw down period, which expires in October 2000, and matures in January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3%. With respect to any inventory financed under the facility, the Company will be required to have provided equity equal to at least 15% of the approved project costs. On September 14, 1999, the Company borrowed approximately $14.0 million under the acquisition and development facility. The principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II resort are sold, subject to minimum required amortization. The outstanding balance under the acquisition and development facility at July 2, 2000 was $25.2 million. The Company is currently negotiating an extension and increase of the facility. There can be no assurances that the Company's negotiations will be successful.

CREDIT FACILITIES FOR RESIDENTIAL LAND AND GOLF RECEIVABLES AND INVENTORIES

The Company has a $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division Receivables. Under the terms of this facility, the Company is entitled to advances secured by eligible Residential Land and Golf Division receivables up to 90% of the outstanding principal balance. In addition, up to $8.0 million of the facility can be used for land acquisition and development purposes. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At July 2, 2000, the outstanding principal balances under the receivables and development portions of this facility were approximately $4.8 million and $309,000, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires in September 2000. Any outstanding indebtedness is due in September 2002. The Company is currently negotiating an extension of the facility expiration date. There can be no assurances that such negotiations will be successful.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. Principal payments will be effected through agreed-upon release prices as lots in Mystic Shores are sold. The principal must be repaid by October 6, 2004. The outstanding balance on this facility was $22.6 million at July 2, 2000.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire. The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire property. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be effected through agreed-upon release prices as lots in Brickshire are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. The principal must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire. As of July 2, 2000, the outstanding balance on this loan was $1.2 million.

Concurrent with obtaining the Brickshire lines-of-credit discussed above; the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of July 2, 2000, no amounts were outstanding under the Golf Course Loan.

Over the past three years, the Company has received approximately 90% to 99% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer lot financing. No assurances can be given that local banks will continue to provide such customer financing.

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

OTHER CREDIT FACILITY

On November 3, 1999, the Company increased the borrowing capacity on its unsecured line-of-credit with a bank from $5 million to $10 million. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly and all principal amounts are due on December 31, 2000. Through July 2, 2000, the Company had not borrowed any amounts under the line.

SUMMARY

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Resorts Division. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus the Residential Land and Golf Division on larger more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as the Southeast, Southwest, Midwest and Western regions of the United States and to replenish its residential land and golf inventory in such regions as existing projects are sold-out.

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of July 2, 2000 is approximately $206.2 million (based on current costs) expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the proposed timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. Based on outstanding borrowings at July 2, 2000 and the existing credit facilities described above, the Company has approximately $92.4 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. The Company will be required to obtain a new timeshare receivables purchase facility (see discussion of the term sheet for the new facility, above under "Credit Facilities for Timeshare Receivables and Inventories") and to renew or replace credit facilities scheduled to expire in fiscal 2001. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the proposed timeshare purchase facility will close, credit facilities scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

The Company's credit facilities, indentures and other outstanding debt instruments include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the payment of dividends and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default. No assurances can be given that such covenants will not limit the Company's ability to satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since April 2, 2000.

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

Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. Subsequent to the filing of such Form 10-K, no material developments have occurred with respect to such litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on August 2, 2000, the shareholders voted on the matters listed below and in the proxy materials dated July 13, 2000. The results of voting were as follows:

                                                                                                  Shares Voted
                                                                           ------------------------------------------------------
                                                                              For           Against        Abstain       Total
                                                                           ----------       --------       -------     ----------

Elect each of the following persons as directors of the Company for a three year term:
      Frederick M. Myers                                                   17,794,830        202,632           --      17,997,462
      J. Larry Rutherford                                                  16,319,749      1,677,713           --      17,997,462

Ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending
      April 1, 2001                                                        17,970,845         17,421        9,196      17,997,462


The Company has a classified Board of Directors.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

        10.138 - Amended and Restated Loan and Security Agreement dated as of June 30, 1999, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.

        10.139 - Amended and Restated Loan and Security Agreement dated as of June 29, 2000, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.

        10.200 - Marketing and Promotions Agreement dated as of June 16, 2000, by and between Big Cedar L.L.C., Bass Pro, Inc., Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC.

        10.201 - Advertising Advance Loan dated as of June 16, 2000 by and between Big Cedar L.L.C., as Maker, and Bluegreen Vacations Unlimited, Inc., as Holder.

        10.202 - Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as User), Bass Pro, Inc. and Bass Pro Outdoors Online, L.L.C.
                  (as Owners).

        10.203 - Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as Owner) Bass Pro, Inc. and Bass Pro Outdoors Online, L.L.C. (as Users).

        10.204 - Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar L.L.C.

        10.205 - Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of June 16, 2000 by and among Bluegreen Vacations Unlimited, Inc. and Big Cedar L.L.C.

        10.206 - Administrative Services Agreement dated as of June 16, 2000 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen Vacations Unlimited, Inc.

        10.207 - Servicing Agreement dated as of June 16, 2000 by and among the Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar L.L.C.

        27.1      Financial Data Schedule (for SEC use only).


   (b)   Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BLUEGREEN CORPORATION
                                            (Registrant)


Date:  August 15, 2000                 By: /s/ George F. Donovan
                                           -----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  August 15, 2000                 By: /s/ John F. Chiste
                                           -----------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 15, 2000                 By: /s/ Anthony M. Puleo
                                           -----------------------------------
                                           Anthony M. Puleo
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)