Form 10-Q
period 2000-10-01
BLUEGREEN CORP
filed 2000-11-15
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Quarterly period ended October 1, 2000

                                       or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:       0-19292

                            BLUEGREEN CORPORATION(R)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                        03-0300793
------------------------------------                       -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     4960 Blue Lake Drive, Boca Raton, Florida                     33431
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

As of November 9, 2000, there were 26,945,436 shares of Common Stock, $.01 par value per share, issued, 2,750,300 treasury shares and 24,195,136 shares outstanding.

                            BLUEGREEN CORPORATION(R)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION (UNAUDITED)

                                                                                                     Page
                                                                                                     ----
ITEM 1.        FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AT
                    APRIL 2, 2000 AND OCTOBER 1, 2000 ...........................................       3

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                    ENDED OCTOBER 3, 1999 AND OCTOBER 1, 2000 ...................................       4

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS
                    ENDED OCTOBER 3, 1999 AND OCTOBER 1, 2000 ...................................       5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
                    ENDED OCTOBER 3, 1999 AND OCTOBER 1, 2000 ...................................       6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................       8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................      16

ITEM 3.        QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ...............................................      28

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ................................................................       28

ITEM 2.        CHANGES IN SECURITIES ............................................................       28

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ..................................................       28

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................       28

ITEM 5.        OTHER INFORMATION ................................................................       29

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .................................................       29

SIGNATURES.......................................................................................       29


NOTE: THE TERMS "BLUEGREEN CORPORATION" AND "BIG CEDAR" ARE REGISTERED IN THE
      U.S. PATENT AND TRADEMARK OFFICE.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 April 2,       October 1,
                                                                   2000            2000
                                                                 ---------      ----------
                                                                  (Note)        (Unaudited)
                                                                 ---------       ---------
ASSETS

Cash and cash equivalents (including restricted cash of
   approximately $21.1 million and $20.1 million at
   April 2, 2000 and October 1, 2000, respectively) .......      $  65,526       $  35,101
Contracts receivable, net .................................          8,403          13,871
Notes receivable, net .....................................         70,114         117,262
Inventory, net ............................................        196,509         188,251
Investments in securities .................................         15,330          14,355
Property and equipment, net ...............................         35,409          39,181
Other assets ..............................................         24,221          33,528
                                                                 ---------       ---------
   TOTAL ASSETS ...........................................      $ 415,512       $ 441,549
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable ..........................................      $   6,876       $   6,925
Accrued liabilities and other .............................         28,776          32,280
Deferred income ...........................................          3,973           4,539
Deferred income taxes .....................................         13,173          15,948
Receivable-backed notes payable ...........................         11,167          26,415
Lines-of-credit and notes payable .........................         66,364          63,368
10.50% senior secured notes payable .......................        110,000         110,000
8.00% convertible subordinated notes payable to related
    parties ...............................................          6,000           6,000
8.25% convertible subordinated debentures .................         34,371          34,371
                                                                 ---------       ---------
   TOTAL LIABILITIES ......................................        280,700         299,846

Contingencies

Minority interest .........................................            768           3,136

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ............................................             --              --
Common stock, $.01 par value, 90,000 shares authorized;
   26,935 and 26,945 shares issued at April 2, 2000 and
   October 1, 2000, respectively ..........................            269             269
Additional paid-in capital ................................        122,533         122,569
Treasury stock, 2,558 and 2,735 common shares at cost at
   April 2, 2000 and October 1, 2000, respectively ........        (12,313)        (12,839)
Net unrealized gains on investments available-for-sale, net
   of income taxes ........................................            901             901
Retained earnings .........................................         22,654          27,667
                                                                 ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY .............................        134,044         138,567
                                                                 ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............      $ 415,512       $ 441,549
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended
                                                            -----------------------
                                                            October 3,    October 1,
                                                              1999           2000
                                                            --------       --------
REVENUES:
   Sales .............................................      $ 65,653       $ 64,810
   Other resort and golf operations revenue ..........         5,658          7,859
   Interest income ...................................         4,099          5,317
   Gain on sale of notes receivable ..................           884             --
   Other income (expense) ............................           228            (50)
                                                            --------       --------
                                                              76,522         77,936
COSTS AND EXPENSES:

   Cost of sales .....................................        21,098         20,895
   Cost of other resort and golf operations ..........         5,625          6,620
   Selling, general and administrative expenses ......        35,320         42,589
   Interest expense ..................................         3,674          3,623
   Provision for loan losses .........................         1,536          1,456
                                                            --------       --------
                                                              67,253         75,183
                                                            --------       --------

Income before income taxes ...........................         9,269          2,753
Provision for income taxes ...........................         3,577          1,060
Minority interest in loss of consolidated subsidiaries          (170)          (308)
                                                            --------       --------
NET INCOME ...........................................      $  5,862       $  2,001
                                                            ========       ========

EARNINGS PER COMMON SHARE:

Basic ................................................      $   0.25       $   0.08
                                                            ========       ========
Diluted ..............................................      $   0.22       $   0.08
                                                            ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:

Basic ................................................        23,197         24,226
                                                            ========       ========
Diluted ..............................................        29,527         25,857
                                                            ========       ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                            --------------------------
                                                            October 3,      October 1,
                                                               1999           2000
                                                            ----------      ----------
REVENUES:
   Sales .............................................      $ 128,365       $ 127,017
   Other resort and golf operations revenue ..........         11,041          15,577
   Interest income ...................................          7,891           9,575
   Gain on sale of notes receivable ..................            884              --
   Other income ......................................            287             311
                                                            ---------       ---------
                                                              148,468         152,480
COSTS AND EXPENSES:

   Cost of sales .....................................         42,822          42,779
   Cost of other resort and golf operations ..........         10,526          13,214
   Selling, general and administrative expenses ......         69,491          79,517
   Interest expense ..................................          6,630           7,264
   Provision for loan losses .........................          2,324           2,491
                                                            ---------       ---------
                                                              131,793         145,265
                                                            ---------       ---------

Income before income taxes ...........................         16,675           7,215
Provision for income taxes ...........................          6,503           2,778
Minority interest in loss of consolidated subsidiaries           (115)           (576)
                                                            ---------       ---------
NET INCOME ...........................................      $  10,287       $   5,013
                                                            =========       =========

EARNINGS PER COMMON SHARE:

Basic ................................................      $    0.44       $    0.21
                                                            =========       =========
Diluted ..............................................      $    0.38       $    0.20
                                                            =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:

Basic ................................................         23,315          24,293
                                                            =========       =========
Diluted ..............................................         29,688          25,940
                                                            =========       =========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                        -------------------------
                                                                        October 3,     October 1,
                                                                           1999           2000
                                                                        ----------     ----------
OPERATING ACTIVITIES:
   Net income .....................................................      $ 10,287       $  5,013
   Adjustments to reconcile net income to net
    cash flow used by operating activities:
      Minority interest in loss of consolidated subsidiaries ......          (115)          (576)
      Depreciation and amortization ...............................         2,117          2,778
      Gain on sale of notes receivable ............................          (884)            --
      Loss on sale of property and equipment ......................            89              9
      Loss on exchange of REMIC certificates ......................           179             --
      Provision for loan losses ...................................         2,324          2,491
      Provision for deferred income taxes .........................         6,503          2,778
      Interest accretion on investments in securities .............        (1,223)        (1,188)
      Proceeds from sale of notes receivable ......................        18,742             --
      Proceeds from borrowings collateralized by notes
        receivable ................................................        13,065         20,681
      Payments on borrowings collateralized by notes receivable .          (6,726)        (4,886)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
     Contracts receivable .........................................         8,718         (5,467)
     Notes receivable .............................................       (39,717)       (53,894)
     Inventory ....................................................       (11,729)        17,308
     Other assets .................................................        (4,425)          (996)
     Accounts payable, accrued liabilities and other ..............       (11,493)         4,100
                                                                         --------       --------
NET CASH USED BY OPERATING ACTIVITIES .............................       (14,288)       (11,849)
                                                                         --------       --------
INVESTING ACTIVITIES:

   Acquisition of minority interest ...............................            --           (250)
   Purchases of property and equipment ............................        (5,670)        (4,884)
   Sales of property and equipment ................................           692             34
   Cash received from investments in securities ...................         2,699          2,162
   Long-term prepayment to Bass Pro, Inc. (see Note 3) ............            --         (9,000)
   Loan to related party ..........................................          (256)            --
   Principal payments received on loans to related party ..........           459             --
                                                                         --------       --------
NET CASH USED BY INVESTING ACTIVITIES .............................        (2,076)       (11,938)
                                                                         --------       --------
FINANCING ACTIVITIES:

   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ..........................................        14,025          6,500
   Payments under line-of-credit facilities and other notes payable        (2,541)       (12,516)
   Payment of debt issuance costs .................................        (1,510)          (129)
   Payments for treasury stock ....................................        (5,419)          (527)
   Proceeds from exercise of employee and director stock options ..            94             34
                                                                         --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..................         4,649         (6,638)
                                                                         --------       --------
Net decrease in cash and cash equivalents .........................       (11,715)       (30,425)
Cash and cash equivalents at beginning of period ..................        55,557         65,526
                                                                         --------       --------
Cash and cash equivalents at end of period ........................        43,842         35,101
Restricted cash and cash equivalents at end of period .............       (14,370)       (20,095)
                                                                         --------       --------
Unrestricted cash and cash equivalents at end of period ...........      $ 29,472       $ 15,006
                                                                         ========       ========



See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - - CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Six Months Ended
                                                                  ----------------------
                                                                  October 3,  October 1,
                                                                     1999        2000
                                                                   ---------  ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES

      Inventory acquired through financing ..................      $ 13,986     $2,112
                                                                   ========     ======

      Foreclosure of notes receivable, inventory and
           fixed assets following default on notes receivable
           from related party ...............................      $  3,965     $   --
                                                                   ========     ======

      Exchange of REMIC certificates for notes receivable
           and inventory in connection with termination
           of REMIC .........................................      $  4,353     $   --
                                                                   ========     ======

      Property and equipment acquired through financing .....      $     --     $  891
                                                                   ========     ======

      Inventory acquired through foreclosure or
           deedback in lieu of foreclosure ......................  $  3,168     $3,708
                                                                   ========     ======

      Sale of notes receivable in exchange for investment in
           securities .........................................    $  1,474     $   --
                                                                   ========     ======

      Contribution of land inventory by minority
           interest ..........................................     $     --     $3,230
                                                                   ========     ======


See accompanying notes to condensed consolidated financial statements

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 1, 2000
                                   (UNAUDITED)

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending April 1, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended April 2, 2000.

ORGANIZATION

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in ten resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at four off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the six months ended October 1, 2000, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 61% and 39%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

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

FISCAL YEAR

The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Fiscal year 2000 was 53 weeks long, while fiscal year 2001 will be 52 weeks long. The six-month periods ended October 3, 1999 and October 1, 2000 consisted of 27 weeks and 26 weeks, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)

                                                               Three Months Ended       Six Months Ended
                                                             -----------------------  ------------------------
                                                             October 3,   October 1,  October 3,    October 1,
                                                                1999         2000        1999          2000
                                                             ----------   ----------  ---------     ----------
Basic earnings per share - numerator:
    Net income .........................................      $ 5,862      $ 2,001      $10,287      $ 5,013
                                                              =======      =======      =======      =======

  Diluted earnings per share - numerator:
    Net income - basic .................................      $ 5,862      $ 2,001      $10,287      $ 5,013
    Effect of dilutive securities (net of tax effects) .          505           74        1,037          148
                                                              -------      -------      -------      -------
    Net income - diluted ...............................      $ 6,367      $ 2,075      $11,324      $ 5,161
                                                              =======      =======      =======      =======

Denominator:
    Denominator for basic earnings per share - weighted-
        average shares .................................       23,197       24,226       23,315       24,293
  Effect of dilutive securities:
       Stock options ...................................          628          100          671          116
       Convertible securities ..........................        5,702        1,531        5,702        1,531
                                                              -------      -------      -------      -------
 Dilutive potential common shares ......................        6,330        1,631        6,373        1,647
                                                              -------      -------      -------      -------
 Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions ....       29,527       25,857       29,688       25,940
                                                              =======      =======      =======      =======
 Basic earnings per common share .......................      $  0.25      $  0.08      $  0.44      $  0.21
                                                              =======      =======      =======      =======
 Diluted earnings per common share .....................      $  0.22      $  0.08      $  0.38      $  0.20
                                                              =======      =======      =======      =======


RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Company was required to adopt the Interpretation on July 1, 2000. The adoption of the Interpretation had no impact on the Company's results of operations for the three- and six-month periods ended October 1, 2000.

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2000. The Company is currently evaluating the impact of SFAS No. 140 on its results of operations and financial position.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. JOINT VENTURES

On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar(R) L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc., to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC(TM) (the "Joint Venture"). The Joint Venture will develop, market and sell Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. The Company has committed to an initial cash capital contribution to the Joint Venture of approximately $3.2 million, of which $823,000 was funded as of October 1, 2000, in exchange for a 51% ownership interest in the Joint Venture. The Company's remaining initial cash capital contribution to the Joint Venture will be funded prospectively as needed by the Joint Venture, but in any event no later than June 16, 2001. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See
Note 3 regarding payment of profit distributions to Big Cedar. If needed, the Company and Big Cedar have committed to a combination of additional capital contributions and loan guarantees of up to $510,000 and $490,000, respectively.

In addition to its 51% ownership interest, the Company will also receive a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for the Company's involvement in the day-to-day operations of the Joint Venture.

Based on the Company's role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and its controlling financial interest in the Joint Venture, the accounts of the Joint Venture are included in the Company's condensed consolidated financial statements. The Joint Venture has been designated as an unrestricted subsidiary for purposes of the Indenture governing the Notes referred to in Note 6 and the Joint Venture has not guaranteed such Notes.

On August 25, 2000, the Company acquired the 50% minority ownership interest in Bluegreen Properties N.V.(TM) ("BPNV"), the subsidiary which operates the sales and marketing operation at the La Cabana Beach and Racquet Club(TM) resort in Oranjestad, Aruba and owns the related Timeshare Interest inventory. The minority interest was acquired for $250,000 in cash, which approximated the book value of the minority interest on the acquisition date. Subsequent to the acquisition, the Company also repaid a $3.0 million loan to an affiliate of the former joint venture partner in BPNV and wrote off approximately $368,000 of forgiven accrued interest. The Company now owns 100% of BPNV.

3. MARKETING AGREEMENT

On June 16, 2000, the Company entered into an exclusive, 10-year marketing agreement with Bass Pro, Inc. ("Bass Pro"), a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 2). Pursuant to the agreement, the Company will have the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently consisting of eleven stores), in Bass Pro's catalogs and on its web site. The Company will also have access to Bass Pro's customer lists. In exchange for these services, the Company agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a Timeshare Interest, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment"). The Prepayment will be amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Company will periodically evaluate the Prepayment for indications of impairment. The Prepayment is included in other assets on the condensed consolidated balance sheet. As of October 1, 2000, the unamortized balance of the Prepayment was $9 million.

4. RECEIVABLE-BACKED NOTE PAYABLE AND SUBSEQUENT SALE OF RECEIVABLES

On July 18, 2000, the Company borrowed an additional $20.7 million pursuant to a timeshare receivables financing facility with a financial institution (the "Loan"). The Loan was collateralized by $22.2 million of timeshare receivables and is due in October 2001. The Loan bears interest at LIBOR plus 3%, which is paid on a weekly basis. As of October 1, 2000, a total of $20.4 million is outstanding under this financing facility.

 On October 16, 2000, the Company sold $31.8 million of timeshare receivables under a new, $90.0 million timeshare receivables purchase facility. Gross proceeds from the sale of these receivables were approximately $30.1 million, of which $15.8 was used to pay down the Loan.

5. LINE-OF CREDIT BORROWING

On September 25, 2000, the Company borrowed $5 million under its $10 million, unsecured line-of-credit with a bank. The borrowing bears interest at LIBOR plus 1.75% and is due on December 31, 2000. The proceeds were used for operations. The $5 million debt was still outstanding at October 1, 2000.

6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefore. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations, LLC(TM), Bluegreen Properties N.V. (TM), Resort Title Agency, Inc. (TM), any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

            CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Combined       Combined
                                                  Bluegreen    Non-guarantor   Subsidiary
                                                 Corporation    Subsidiaries   Guarantors    Eliminations   Consolidated
                                                 -----------   -------------   ----------    ------------   ------------
ASSETS
    Cash and cash equivalents ..............      $  12,304      $  11,511      $  11,286      $      --       $  35,101
    Contracts receivable, net ..............             --            263         13,608             --          13,871
    Intercompany receivable ................        158,500             --             --       (158,500)             --
    Notes receivable, net ..................            352          7,362        109,548             --         117,262
    Inventory, net .........................             --         15,613        172,638             --         188,251
    Investments in securities ..............             --         14,355             --             --          14,355
    Investments in subsidiaries ............          7,730             --          3,230        (10,960)             --
    Property and equipment, net ............          8,584            531         30,066             --          39,181
    Other assets ...........................         10,687          4,863         17,978             --          33,528
                                                  ---------      ---------      ---------      ---------       ---------
       Total assets ........................      $ 198,157      $  54,498      $ 358,354      $(169,460)      $ 441,549
                                                  =========      =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and  other ........      $  13,111      $  14,265      $  16,368      $      --       $  43,744
    Intercompany payable ...................             --         10,346        148,154       (158,500)             --
    Deferred income taxes ..................          3,373          2,371         10,204             --          15,948
    Lines-of-credit and receivable-backed
     notes payable .........................          8,720         12,180         68,883             --          89,783
    10.50% senior secured notes payable ....        110,000             --             --             --         110,000
    8.00% convertible subordinated notes
     payable to related parties ............          6,000             --             --             --           6,000
    8.25% convertible subordinated
     debentures ............................         34,371             --             --             --          34,371
                                                  ---------      ---------      ---------      ---------       ---------
       Total liabilities ...................        175,575         39,162        243,609       (158,500)        299,846

    Minority interest ......................             --             --             --          3,136           3,136

Total shareholders' equity .................         22,582         15,336        114,745        (14,096)        138,567
                                                  ---------      ---------      ---------      ---------       ---------
Total liabilities and shareholders' equity .      $ 198,157      $  54,498      $ 358,354      $(169,460)      $ 441,549
                                                  =========      =========      =========      =========       =========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Three Months Ended October 3, 1999
                                                   ------------------------------------------------------------------------------
                                                                     Combined       Combined
                                                    Bluegreen      Non-guarantor    Subsidiary
                                                   Corporation      Subsidiaries    Guarantors     Eliminations     Consolidated
                                                   ------------    -------------     ---------     ------------     -------------
REVENUES
    Sales ...................................        $  8,438         $  2,255        $ 54,960         $     --         $ 65,653
    Management fee revenue ..................           6,551               --              --           (6,551)              --
    Other resort and golf operations revenue               --              775           4,883               --            5,658
    Interest income .........................             211              865           3,023               --            4,099
    Other income ............................             147              909              56               --            1,112
                                                     --------         --------        --------         --------         --------
                                                       15,347            4,804          62,922           (6,551)          76,522
COST AND EXPENSES
    Cost of sales ...........................           2,458              607          18,033               --           21,098
    Cost of other resort and golf operations               --              316           5,309               --            5,625
    Management fees .........................              --              390           6,161           (6,551)              --
    Selling, general and administrative
      expenses ..............................          11,987            1,662          21,671               --           35,320
    Interest expense ........................           2,864              675             135               --            3,674
    Provision for loan losses ...............              --              127           1,409               --            1,536
                                                     --------         --------        --------         --------         --------
                                                       17,309            3,777          52,718           (6,551)          67,253
                                                     --------         --------        --------         --------         --------
    Income (loss) before income taxes .......          (1,962)           1,027          10,204               --            9,269
    Provision (benefit) for income taxes ....            (760)             398           3,939               --            3,577
    Minority interest in loss of consolidated
        subsidiary ..........................              --               --              --             (170)            (170)
                                                     --------         --------        --------         --------         --------
    Net income (loss) .......................        $ (1,202)        $    629        $  6,265         $    170         $  5,862
                                                     ========         ========        ========         ========         ========



                                                                          Three Months Ended October 1, 2000
                                                   ------------------------------------------------------------------------------
                                                                     Combined       Combined
                                                    Bluegreen      Non-guarantor    Subsidiary
                                                   Corporation      Subsidiaries    Guarantors     Eliminations     Consolidated
                                                   ------------    -------------     ---------     ------------     -------------
REVENUES
    Sales ...................................        $    360         $  2,033        $ 62,417         $     --         $ 64,810
    Management fee revenue ..................           6,990               --              --           (6,990)              --
    Other resort and golf operations revenue               --            1,187           6,672               --            7,859
    Interest income .........................             314            1,120           3,883               --            5,317
    Other (expense) income ..................            (152)              23              79               --              (50)
                                                     --------         --------        --------         --------         --------
                                                        7,512            4,363          73,051           (6,990)          77,936
COST AND EXPENSES
    Cost of sales ...........................              --              557          20,338               --           20,895
    Cost of other resort and golf operations               --              389           6,231               --            6,620
    Management fees .........................              --               --           6,990           (6,990)              --
    Selling, general and administrative
      expenses ..............................           6,925            1,831          33,833               --           42,589
    Interest expense ........................           1,582                1           2,040               --            3,623
    Provision for loan losses ...............              --               --           1,456               --            1,456
                                                     --------         --------        --------         --------         --------
                                                        8,507            2,778          70,888           (6,990)          75,183
                                                     --------         --------        --------         --------         --------
    Income (loss) before income taxes .......            (995)           1,585           2,163               --            2,753
    Provision (benefit) for income taxes ....            (383)             701             742               --            1,060
    Minority interest in loss of consolidated
        subsidiary ..........................              --               --              --             (308)            (308)
                                                     --------         --------        --------         --------         --------
    Net income (loss) .......................        $   (612)        $    884        $  1,421         $    308         $  2,001
                                                     ========         ========        ========         ========         ========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months Ended October 3, 1999
                                                   ------------------------------------------------------------------------------
                                                                   Combined     Combined
                                                    Bluegreen    Non-guarantor  Subsidiary
                                                   Corporation    Subsidiaries  Guarantors     Eliminations     Consolidated
                                                   ------------  -------------   ---------     ------------     -------------
REVENUES
    Sales ...................................      $  15,644       $   5,525      $ 107,196       $      --       $ 128,365
    Management fee revenue ..................         12,890              --             --         (12,890)             --
    Other resort and golf operations revenue              --           1,231          9,810              --          11,041
    Interest income .........................            503           1,785          5,603              --           7,891
    Other income ............................            153             922             96              --           1,171
                                                   ---------       ---------      ---------       ---------       ---------
                                                      29,190           9,463        122,705         (12,890)        148,468
COST AND EXPENSES
    Cost of sales ...........................          4,871           1,466         36,485              --          42,822
    Cost of other resort and golf operations              --             599          9,927              --          10,526
    Management fees .........................             --             854         12,036         (12,890)             --
    Selling, general and administrative
      expenses ..............................         22,151           3,701         43,639              --          69,491
    Interest expense ........................          5,224           1,119            287              --           6,630
    Provision for loan losses ...............             --              90          2,234              --           2,324
                                                   ---------       ---------      ---------       ---------       ---------
                                                      32,246           7,829        104,608         (12,890)        131,793
                                                   ---------       ---------      ---------       ---------       ---------

    Income (loss) before income taxes .......         (3,056)          1,634         18,097              --          16,675
    Provision (benefit) for income taxes ....         (1,192)            637          7,058              --           6,503
    Minority interest in loss of consolidated
        subsidiary ..........................             --              --             --            (115)           (115)
                                                   ---------       ---------      ---------       ---------       ---------
    Net income (loss) .......................      $  (1,864)      $     997      $  11,039       $     115       $  10,287
                                                   =========       =========      =========       =========       =========




                                                                          Six Months Ended October 1, 2000
                                                   ------------------------------------------------------------------------------
                                                                   Combined     Combined
                                                    Bluegreen    Non-guarantor  Subsidiary
                                                   Corporation    Subsidiaries  Guarantors     Eliminations     Consolidated
                                                   ------------  -------------   ---------     ------------     -------------
REVENUES
    Sales ...................................      $     360       $   3,472      $ 123,185       $      --       $ 127,017
    Management fee revenue ..................         14,362              --             --         (14,362)             --
    Other resort and golf operations revenue              --           1,908         13,669              --          15,577
    Interest income .........................            778           2,032          6,765              --           9,575
    Other income ............................              2              43            266              --             311
                                                   ---------       ---------      ---------       ---------       ---------
                                                      15,502           7,455        143,885         (14,362)        152,480
COST AND EXPENSES
    Cost of sales ...........................             --             988         41,791              --          42,779
    Cost of other resort and golf operations              --             722         12,492              --          13,214
    Management fees .........................             --              --         14,362         (14,362)             --
    Selling, general and administrative
      expenses ..............................         12,679           3,427         63,411              --          79,517
    Interest expense ........................          3,882             465          2,917              --           7,264
    Provision for loan losses ...............             --             122          2,369              --           2,491
                                                   ---------       ---------      ---------       ---------       ---------
                                                      16,561           5,724        137,342         (14,362)        145,265
                                                   ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes .......         (1,059)          1,731          6,543              --           7,215
    Provision (benefit) for income taxes ....           (408)            786          2,400              --           2,778
    Minority interest in loss of consolidated
       subsidiary ...........................             --              --             --            (576)           (576)
                                                   ---------       ---------      ---------       ---------       ---------
    Net income (loss) .......................      $    (651)      $     945      $   4,143       $     576       $   5,013
                                                   =========       =========      =========       =========       =========



                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Six Months Ended October 3, 1999
                                                              --------------------------------------------------------------
                                                                              Combined         Combined
                                                               Bluegreen    Non-guarantor     Subsidiary
                                                              Corporation    Subsidiaries     Guarantors       Consolidated
                                                              -----------    ------------     ----------       ------------

OPERATING ACTIVITIES:
Net cash used by operating activities .................        $ (1,627)        $ (2,760)        $ (9,901)        $(14,288)
                                                               --------         --------         --------         --------
INVESTING ACTIVITIES:
   Purchases of property and equipment ................          (1,288)             (24)          (4,358)          (5,670)
   Sales of property and equipment ....................              --               --              692              692
   Cash received from investments in securities .......              --            2,699               --            2,699
   Loan to related party ..............................              --               --             (256)            (256)
   Principal payments received on loan to related party              --               --              459              459
                                                               --------         --------         --------         --------
Net cash (used) provided by investing activities ......          (1,288)           2,675           (3,463)          (2,076)
                                                               --------         --------         --------         --------
FINANCING ACTIVITIES:
   Borrowings under line-of-credit facilities and notes
     payable ..........................................              --               --           14,025           14,025
   Payments under line-of-credit facilities
      and other notes payable .........................             (72)          (1,359)          (1,110)          (2,541)
   Payment of debt issuance costs .....................            (864)             (79)            (567)          (1,510)
   Payments for treasury stock ........................          (5,419)              --               --           (5,419)
   Proceeds from exercise of employee and
     director stock options ...........................              94               --               --               94
                                                               --------         --------         --------         --------
Net cash provided (used) by financing activities ......          (6,261)          (1,438)          12,348            4,649
                                                               --------         --------         --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............          (9,176)          (1,523)          (1,016)         (11,715)
Cash and cash equivalents at beginning of period ......          36,710            8,690           10,157           55,557
                                                               --------         --------         --------         --------
Cash and cash equivalents at end of period ............          27,534            7,167            9,141           43,842
Restricted cash and cash equivalents at end of period .          (1,430)          (7,167)          (5,773)         (14,370)
                                                               --------         --------         --------         --------
Unrestricted cash and cash equivalents at end of period        $ 26,104         $     --         $  3,368         $ 29,472
                                                               ========         ========         ========         ========



                                                                          Six Months Ended October 1, 2000
                                                         --------------------------------------------------------------
                                                                         Combined      Combined
                                                          Bluegreen    Non-guarantor   Subsidiary
                                                         Corporation    Subsidiaries   Guarantors    Eliminations   Consolidated
                                                         -----------    ------------   ----------    ------------   ------------
OPERATING ACTIVITIES:
Net cash (used) provided by operating activities ...      $(36,215)      $  1,246       $ 23,120       $     --       $(11,849)
                                                          --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
   Acquisition of minority interest ................            --             --           (250)            --           (250)
   Investment in joint venture .....................            --             --           (323)           323             --
   Purchases of property and equipment .............          (448)          (277)        (4,159)            --         (4,884)
   Sales of property and equipment .................            --             --             34             --             34
   Cash received from investments in securities ....            --          2,162             --             --          2,162
   Long-term prepayment to Bass Pro, Inc. ..........            --             --         (9,000)            --         (9,000)
                                                          --------       --------       --------       --------       --------
Net cash (used) provided by investing activities ...          (448)         1,885        (13,698)           323        (11,938)
                                                          --------       --------       --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from borrowings under line-of-credit
     facilities and other notes payable ............         6,500             --             --             --          6,500
  Payments under line-of-credit facilities and
     other notes payable ...........................          (130)        (4,275)        (8,111)            --        (12,516)
  Payment of debt issuance costs ...................            (3)          (126)            --             --           (129)
  Payments for treasury stock ......................          (527)            --             --             --           (527)
  Proceeds from issuance of membership interest in
     joint venture .................................            --            323             --           (323)            --
  Proceeds from the exercise of employee and
     director stock options ........................            34             --             --             --             34
                                                          --------       --------       --------       --------       --------
Net cash (used) provided by financing activities ...         5,874         (4,078)        (8,111)          (323)        (6,638)
                                                          --------       --------       --------       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (30,789)          (947)         1,311             --        (30,425)
Cash and cash equivalents at beginning of period ...        43,093         12,458          9,975             --         65,526
                                                          --------       --------       --------       --------       --------
Cash and cash equivalents at end of period .........        12,304         11,511         11,286             --         35,101
Restricted cash and cash equivalents at end of
 period ............................................           (62)       (11,511)        (8,522)            --        (20,095)
                                                          --------       --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of
 period ............................................      $ 12,242       $     --       $  2,764       $     --       $ 15,006
                                                          ========       ========       ========       ========       ========


7. CONTINGENCIES

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

On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of August 21, 2000, interest totaled $971,000. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position.

8. BUSINESS SEGMENTS

The Company has two reportable business segments. The Resorts Division acquires, develops and markets Timeshare Interests at the Company's resorts and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

Required disclosures for the Company's business segments are as follows (in thousands):



                                                                          Residential
                                                             Resorts     Land and Golf       Totals
                                                            --------     -------------      --------
AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 3, 1999
Sales ..............................................        $ 35,917        $ 29,736        $ 65,653
Other resort and golf operations revenue ...........           4,847             811           5,658
Depreciation expense ...............................             338             227             565
Field operating profit .............................           4,066          10,060          14,126
Inventory, net .....................................         106,074          66,205         172,279

AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 1, 2000
Sales ..............................................        $ 43,620        $ 21,190        $ 64,810
 Other resort and golf operations revenue ..........           7,515             344           7,859
Depreciation expense ...............................             446             237             683
Field operating profit .............................           4,771           2,678           7,449
Inventory, net .....................................         102,515          85,736         188,251

FOR THE SIX MONTHS ENDED OCTOBER 3, 1999
Sales ..............................................        $ 68,194        $ 60,171        $128,365
Other resort and golf operations revenue ...........           9,510           1,531          11,041
Depreciation expense ...............................             587             418           1,005
Field operating profit .............................           7,557          18,152          25,709

FOR THE SIX MONTHS ENDED OCTOBER 1, 2000
Sales ..............................................        $ 77,971        $ 49,046        $127,017
Other resort and golf operations revenue ...........          14,563           1,014          15,577
Depreciation expense ...............................             855             448           1,303
Field operating profit .............................           7,600           8,692          16,292


Field operating profit for reportable segments reconciled to consolidated income before income taxes (in thousands) is as follows:


                                                           Three Months Ended               Six Months Ended
                                                      ---------------------------      --------------------------
                                                      October 3,       October 1,      October 3,      October 1,
                                                        1999             2000            1999            2000
                                                      ---------        ---------       ---------       ----------
Field operating profit for reportable segments        $ 14,126         $  7,449         $ 25,709         $ 16,292
Interest income ..............................           4,099            5,317            7,891            9,575
Gain on sale of notes receivable .............             884               --              884               --
Other income (expense) .......................             228              (50)             287              311
Corporate general and administrative expenses           (4,858)          (4,884)          (9,142)          (9,208)
Interest expense .............................          (3,674)          (3,623)          (6,630)          (7,264)
Provision for loan losses ....................          (1,536)          (1,456)          (2,324)          (2,491)
                                                      --------         --------         --------         --------
Consolidated income before income taxes ......        $  9,269         $  2,753         $ 16,675         $  7,215
                                                      ========         ========         ========         ========


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

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

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

The Company recognizes revenue on residential land and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. The Company has been dedicating greater resources to more capital-intensive residential land and timeshare projects. As development on more of these larger projects is begun, and based on the Company's strategy to pre-sell projects when minimal development has been completed, the amount of income deferred under the percentage-of-completion method of accounting may increase significantly.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three- and six-month periods ended October 3, 1999 or October 1, 2000. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

RESULTS OF OPERATIONS


(Dollars in Thousands)                                                        Residential
                                                         Resorts             Land and Golf                  Total
                                                 ----------------------   ---------------------    ----------------------
THREE MONTHS ENDED OCTOBER 3, 1999
Sales .......................................    $  35,917       100.0%   $  29,736       100.0%   $  65,653       100.0%
Cost of sales ...............................       (8,367)      (23.3)     (12,731)      (42.8)     (21,098)      (32.1)
                                                 ---------     -------    ---------     -------    ---------     -------
Gross profit ................................       27,550        76.7       17,005        57.2       44,555        67.9
Other resort and golf operations revenue ....        4,847        13.5          811         2.7        5,658         8.6
Cost of other resort and golf operations ....       (4,582)      (12.8)      (1,043)       (3.5)      (5,625)       (8.6)
Selling and marketing expenses ..............      (20,868)      (58.1)      (4,562)      (15.3)     (25,430)      (38.7)
Field general and administrative expenses (1)       (2,881)       (8.0)      (2,151)       (7.2)      (5,032)       (7.7)
                                                 ---------     -------    ---------     -------    ---------     -------
Field operating profit ......................    $   4,066        11.3    $  10,060        33.9    $  14,126        21.5
                                                 =========     =======    =========     =======    =========     =======

THREE MONTHS ENDED OCTOBER 1, 2000
Sales .......................................    $  43,620       100.0%   $  21,190       100.0%   $  64,810       100.0%
Cost of sales ...............................       (9,380)      (21.5)     (11,515)      (54.3)     (20,895)      (32.2)
                                                 ---------     -------    ---------     -------    ---------     -------
Gross profit ................................       34,240        78.5        9,675        45.7       43,915        67.8
Other resort and golf operations revenue ....        7,515        17.2          344         1.6        7,859        12.1
Cost of resort and golf operations ..........       (5,920)      (13.6)        (700)       (3.3)      (6,620)      (10.2)
Selling and marketing expenses ..............      (27,807)      (63.7)      (4,521)      (21.3)     (32,328)      (49.9)
Field general and administrative expenses (1)       (3,257)       (7.5)      (2,120)      (10.0)      (5,377)       (8.3)
                                                 ---------     -------    ---------     -------    ---------     -------
Field operating profit ......................    $   4,771        10.9    $   2,678        12.7    $   7,449        11.5
                                                 =========     =======    =========     =======    =========     =======

SIX MONTHS ENDED OCTOBER 3, 1999
Sales .......................................    $  68,194       100.0%   $  60,171       100.0%   $ 128,365       100.0%
Cost of sales ...............................      (15,914)      (23.3)     (26,908)      (44.7)     (42,822)      (33.4)
                                                 ---------     -------    ---------     -------    ---------     -------
Gross profit ................................       52,280        76.7       33,263        55.3       85,543        66.6
Other resort and golf operations revenue ....        9,510        13.9        1,531         2.5       11,041         8.6
Cost of resort and golf operations ..........       (8,574)      (12.6)      (1,952)       (3.2)     (10,526)       (8.2)
Selling and marketing expenses ..............      (39,952)      (58.6)     (10,168)      (16.9)     (50,120)      (39.0)
Field general and administrative expenses (1)       (5,707)       (8.4)      (4,522)       (7.5)     (10,229)       (8.0)
                                                 ---------     -------    ---------     -------    ---------     -------
Field operating profit ......................    $   7,557        11.0    $  18,152        30.2    $  25,709        20.0
                                                 =========     =======    =========     =======    =========     =======

SIX MONTHS ENDED OCTOBER 1, 2000
Sales .......................................    $  77,971       100.0%   $  49,046       100.0%   $ 127,017       100.0%
Cost of sales ...............................      (17,288)      (22.2)     (25,491)      (52.0)     (42,779)      (33.7)
                                                 ---------     -------    ---------     -------    ---------     -------
Gross profit ................................       60,683        77.8       23,555        48.0       84,238        66.3
Other resort and golf operations revenue ....       14,563        18.7        1,014         2.1       15,577        12.3
Cost of resort and golf operations ..........      (11,718)      (15.0)      (1,496)       (3.1)     (13,214)      (10.4)
Selling and marketing expenses ..............      (49,731)      (63.8)      (9,939)      (20.3)     (59,670)      (47.0)
Field general and administrative expenses (1)       (6,197)       (7.9)      (4,442)       (9.1)     (10,639)       (8.4)
                                                 ---------     -------    ---------     -------    ---------     -------
Field operating profit ......................    $   7,600         9.8    $   8,692        17.6    $  16,292        12.8
                                                 =========     =======    =========     =======    =========     =======


(1) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $4.9 MILLION AND $4.9 MILLION FOR THE THREE MONTHS ENDED OCTOBER 3, 1999 AND OCTOBER 1, 2000, RESPECTIVELY, AND $9.1 MILLION AND $9.2 MILLION FOR THE SIX MONTHS ENDED OCTOBER 3, 1999 AND OCTOBER 1, 2000, RESPECTIVELY.

SALES

Consolidated sales decreased 1.3% from $65.7 million for the three-month period ended October 3, 1999 (the "2000 Quarter") to $64.8 million for the three-month period ended October 1, 2000 (the "2001 Quarter"). Consolidated sales decreased 1.1% from $128.4 million for the six-month period ended October 3, 1999 (the "2000 Period") to $127.0 million for the six-month period ended October 1, 2000 (the "2001 Period"). Decreases in Residential Land and Golf

Division sales during the 2001 Quarter and 2001 Period were partially offset by higher Resorts Division sales. The 2000 Period included 27 weeks of operating results as compared to 26 weeks of operating results in the 2001 Period. The additional week of operations in the 2000 Period produced total sales of $7.9 million. In addition, a one-time, bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights accounted for $5.0 million of sales in both the 2000 Quarter and 2000 Period. Excluding the additional week of operations and the sale of mineral rights from the 2000 Quarter and 2000 Period (as applicable), sales increased 6.9% and 10.0% during the 2001 Quarter and 2001 Period.

As of October 1, 2000, approximately $3.5 million in estimated income on sales of $7.5 million was deferred under percentage-of-completion accounting. At April 2, 2000, approximately $2.9 million in estimated income on sales of $7.3 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income.

RESORTS DIVISION. During the 2000 Quarter and the 2001 Quarter, the Resorts Division contributed $35.9 million or 54.7% and $43.6 million or 67.3%, respectively, of the Company's total consolidated sales. During the 2000 Period and the 2001 Period, the Resorts Division contributed $68.2 million or 53.1% and $78.0 million or 61.4%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of timeshare sales transactions and the average sales price per sale for the Resorts Division for the periods indicated, BEFORE giving effect to the percentage-of-completion method of accounting.


                                                 Three Months Ended          Six Months Ended
                                             -------------------------    -------------------------
                                             October 3,     October 1,    October 3,    October 1,
                                               1999           2000          1999           2000
                                             ----------     ----------    ----------    -----------
Number of timeshare sales transactions         3,873          4,834          7,423          8,503
Average sales price per timeshare sale        $9,149         $9,140         $9,044         $9,195
Gross margin                                    76.7%          78.5%          76.7%          77.8%


The increase in the number of timeshare sales transactions during the 2001 Quarter and 2001 Period as compared to the comparable prior year periods is primarily due to the Company's Bluegreen Air(TM) offsite sales offices. The Bluegreen Air(TM) offsite sales offices (i.e., not located onsite at one of the Company's resorts) serve the Louisville, Kentucky; Cleveland, Ohio; and Detroit, Michigan markets and provide prospective buyers with a virtual-reality jet airline experience to present the Bluegreen Vacation Club(TM) product. The Company opened the Detroit office during fiscal 2000, generating 346 and 709 timeshare sales transactions during the 2001 Quarter and 2001 Period, respectively, with no corresponding sales during the comparable prior year periods. The other Bluegreen Air(TM) sales offices had comparable sales during the 2001 Quarter and 2001 Period as compared to the 2000 Quarter and 2000 Period, respectively.

In addition, the on-site sales offices that comprise the Company's Midwest/Tennessee region generated 445 and 414 more timeshare sales transactions during the 2001 Quarter and 2001 Period, respectively, as compared to the 2000 Quarter and 2000 Period, respectively. The remaining increase during the 2001 Quarter is primarily attributed to 124 more sales at the Lodge Alley Inn(TM) sales office in Charleston, South Carolina as compared to the 2000 Quarter. These increases are attributed to changes in senior management in the Midwest/Tennessee region and at Lodge Alley Inn(TM) and an improved sales process relative to the Bluegreen Vacation Club(TM) product.

The Resorts Division's gross margin increased from 76.7% to 78.5% during the 2000 Quarter and 2001 Quarter, respectively, and from 76.7% to 77.8% during the 2000 Period and 2001 Period. The increase is primarily due to an increase in the sales prices of the Bluegreen Vacation Club(TM) product coupled with the sale of lower cost Timeshare Interests.

The gross profit on other resort service operations increased 501.9% and 204.0% during the 2001 Quarter and 2001 Period, respectively, as compared to the comparable prior year periods. The increases are primarily due to an increased excess of initial maintenance fees that are charged to new owners at the time of purchase over the Company's costs to maintain the applicable resort property during the period that the Timeshare Interest is held in inventory. This margin increased from net losses of approximately $400,000 and $550,000 during the 2000 Quarter and 2000 Period, respectively, to net profits of $156,000 and $647,000 during the 2001 Quarter and 2001 Period, respectively. During fiscal 2001, the Company began charging new buyers one full year's maintenance fee as opposed to a pro rata maintenance fee based on the time of year that the sale was made. Also, net profits generated by Resort Title Agency, Inc., the Company's wholly owned title company, increased from $460,000 and $632,000 during the 2000 Quarter and 2000 Period, respectively, to net profits of $798,000 and $1.2 million during the 2001 Quarter and 2001 Period, respectively. The remaining increase in the 2001 Quarter is attributed to $420,000 additional net profit from managing the Bluegreen Vacation Club(TM) in exchange for management fees from the related property owners' association.

Selling and marketing expenses for the Resorts Division increased as a percentage of sales for the Resorts Division from 58.1% to 63.7% during the 2000 Quarter and 2001 Quarter, respectively, and from 58.6% to 63.8% during the 2000 Period and 2001 Period, respectively. The increases are due primarily to increased selling and marketing costs in the Bluegreen Air(TM) offsite sales offices. The Bluegreen Air(TM) selling and marketing costs increased from 61.4% to 73.3% of the related sales during the 2000 Period and 2001 Period, respectively, and are primarily due to higher costs per prospect and lower prospect-to-sale conversion ratios in these offsite markets. The Company has made a change in the senior management of these offsite sales offices and is currently reviewing its overall offsite strategy. On November 11, 2000, the Company closed the Bluegreen Air(TM) off-site sales office serving the Louisville, Kentucky market. The Louisville office generated field operating losses of $298,000 and $545,000 during the 2001 Quarter and 2001 Period, respectively, and field operating profits of $135,000 and $140,000 during the 2000 Quarter and 2000 Period, respectively. The Company is focusing on improving the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro (see Note 3 of Notes to Condensed Consolidated Financial Statements) and continuing to monitor and, if necessary, eliminate marginally performing sales operations. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not continue to increase as a percentage of sales in the near term.

Field general and administrative expenses for the Resorts Division decreased as a percentage of sales from 8.0% to 7.5% during the 2000 Quarter and 2001 Quarter, respectively, and from 8.4% to 7.9% during the 2000 Period and 2001 Period, respectively, primarily due to the increase in sales and the fixed nature of a significant portion of these costs.

RESIDENTIAL LAND AND GOLF DIVISION. During the 2000 Quarter and the 2001 Quarter, residential land and golf sales contributed $29.7 million or 45.3% and $21.2 million or 32.7%, respectively, of the Company's total consolidated sales. During the 2000 Period and the 2001 Period, residential land and golf sales contributed $60.2 million or 46.9% and $49.0 million or 38.6%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, BEFORE giving effect to the percentage-of -completion method of accounting and bulk sales.


                                        Three Months Ended             Six Months Ended
                                     -------------------------      -------------------------
                                     October 3,     October 1,      October 3,     October 1,
                                       1999           2000            1999           2000
                                     ----------     ----------      ----------     ----------
Number of parcels sold                    471             404           1,005             828
Average sales price per parcel        $49,890         $55,087         $50,687         $53,883
Gross margin                             57.2%           45.7%           55.3%           48.0%


The aggregate number of parcels sold decreased during the 2001 Quarter and 2001 Period as compared to the 2000 Quarter and 2000 period due primarily to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 2000 or which are approaching sell-out in areas of the country where the Company has chosen to exit. These areas include Florida, Tennessee, Wisconsin, Colorado, Arizona, and New Mexico. This factor resulted in 110 fewer lot sales in the 2001 Quarter as compared to the 2000 Quarter and 204 fewer lot sales in the 2001 Period as compared to the 2000 Period. In addition, the additional week of sales during the 2000 Period included 62 sales.

The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring possible expansion into the California market. During the 2001 Period, the Company's golf communities and Texas regions comprised approximately 24.7% and 62.6%, respectively, of the Company's total Residential Land & Golf sales. The Company's golf communities generated 64 more and 57 more lot sales during the 2001 Quarter and 2001 Period, respectively, as compared to the comparable prior year periods due to the addition of Brickshire(TM), a golf community located in New Kent County, Virginia, during the second half of fiscal 2000. During November 2000, the Company acquired 597 acres of land outside of Chapel Hill, North Carolina, upon which the 516 lots that will comprise The Preserve at Jordan Lake(TM) will be developed. The Preserve will surround an 18-hole, Davis Love III signature championship golf course and the Company expects that the project will open for sales in the latter part of fiscal 2001, although there can be no assurances.

Average sales price per parcel increased during both the 2001 Quarter and 2001 Period as compared to the comparable prior year periods, primarily due to an increased average sales price in the Texas regions. The Mystic Shores(TM) project in Canyon Lake, Texas, which began sales in the latter part of fiscal 2000, has an average sales price per parcel sold during the 2001 Period of approximately $60,500. In addition, higher average sales prices at the Lake Ridge at Joe Pool Lake(TM) project in Dallas, Texas contributed to the overall increase in average sales price per parcel for the division.

Gross margins decreased in both the 2001 Quarter and 2001 Period as compared to the comparable periods in the prior year primarily due to the impact of the bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which accounted for $5.0 million of sales and $4.6 million in gross profit in both the 2000 Quarter and 2000 Period. Excluding this one-time transaction, Residential Land and Golf Division gross margins would have been 50.1% and 51.9% during the 2000 Quarter and 2000 Period, respectively. In addition, gross margins were adversely impacted in the 2001 Quarter and 2001 Period by the impact of percentage of completion accounting. The gross margin on sales deferred under percentage of completion accounting was 61.3% and 59.6% during the 2001 Quarter and 2001 Period, respectively, based on the mix of projects which were subject to sales deferral in each period.

The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land and golf (as well as resort) properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

Selling and marketing expenses for the Residential Land & Golf Division increased as a percentage of sales from 15.3% to 21.3% during the 2000 Quarter and 2001 Quarter, respectively, and from 16.9% to 20.3% during the 2000 Period and 2001 Period, respectively. This increase is primarily due to the impact on the prior year amounts of the bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which only generated a 1.5% selling and marketing expense on $5 million in sales. Excluding this one-time transaction, the selling and marketing percentage would have been 18.1% and 18.3% during the 2000 Quarter and 2000 Period, respectively.

Field general and administrative expenses for the Residential Land & Golf Division increased as a percentage of sales from 7.2% to 10.0% during the 2000 Quarter and 2001 Quarter, respectively, and from 7.5% to 9.1% during the 2000 Period and 2001 Period, respectively. This increase is primarily due to the fixed nature of a significant portion of these costs.

Gross profit from golf operations decreased 53.4% from a loss of $232,000 to a loss of $356,000 during the 2000 Quarter and 2001 Quarter, respectively. Gross profit from golf operations decreased 14.5% from a loss of $421,000 to a loss of $482,000 during the 2000 Period and 2001 Period, respectively. In the 2000 Period, the Company opened an additional nine holes at its Carolina National(TM) golf course along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. The initial grand opening and promotional incentives resulted in higher revenues and profits in the 2000 Quarter and 2000 Period.

INTEREST INCOME

Interest income was $4.1 million and $5.3 million for the 2000 Quarter and 2001 Quarter, respectively, and was $7.9 million and $9.6 million for the 2000 Period and 2001 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The increase in interest income during the 2001 Quarter was primarily due to an increase in the average notes receivable balance during the 2001 Quarter and 2001 Period, as compared to the comparable prior year periods. The Company's new timeshare receivables purchase facility (see "Liquidity and Capital Resources") was not executed as of the end of the 2001 Period, and therefore the Company did not sell any receivables during the first half of fiscal 2001, thus generating more interest income from higher average notes receivable balances.

GAIN ON SALE OF NOTES RECEIVABLES

The Company recognized an $884,000 gain on sale of timeshare notes receivables during the 2000 Quarter and 2000 Period, with no corresponding transactions occurring during the 2001 Quarter and 2001 Period. The gain on sale accounted for $0.02 per diluted share in both the 2000 Quarter and 2000 Period. The Company did not sell any timeshare receivables during the 2001 Period, but did sell $31.8 million of timeshare receivables on October 16, 2000 through the Company's new, non-recourse timeshare receivable purchase facility (see "Liquidity and Capital Resources"). The Company anticipates recording a gain on the sale of these receivables in the third quarter of fiscal 2001, although there can be no assurances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A EXPENSES")

The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $35.3 million and $42.6 million for the 2000 Quarter and 2001 Quarter, respectively, and $69.5 million and $79.5 million for the 2000 Period and 2001 Period, respectively. As a percentage of total revenues, S, G & A Expenses were 46.2% and 54.6% for the 2000 Quarter and 2001 Quarter, respectively, and 46.8% and 52.1% for the 2000 Period and 2001 Period, respectively.

The increase in S, G & A Expenses as a percentage of revenues in the 2001 Quarter and 2001 Period was the result of the growth of the Resorts Division (from 54.7% to 67.3% of consolidated sales during the 2000 Quarter and 2001 Quarter, respectively, and from 53.1% to 61.4% of consolidated sales during the 2000 Period and 2001 Period, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division. Resorts Division S, G & A Expenses were 71.2% and 71.7% of Resorts Division sales during the 2001 Quarter and 2001 Period, respectively, while Residential Land and Golf Division S, G & A Expenses were 31.3% and 29.3% of Residential Land and Golf Division sales during the 2001 Quarter and 2001 Period, respectively. See also discussions of increases in S, G & A Expenses for the Company's Resorts Division, above.

INTEREST EXPENSE

Interest expense totaled $3.7 million and $3.6 million for the 2000 Quarter and 2001 Quarter, respectively, and $6.6 million and $7.3 million during the 2000 Period and 2001 Period, respectively. The 9.6% increase in interest expense for the 2001 Period was primarily due to interest incurred on approximately $28.0 million of acquisition and development borrowings incurred at the end of the second quarter of fiscal 2000, partially offset by increased capitalized interest on the related projects under development.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses totaling $1.5 million and $1.5 million during the 2000 Quarter and 2001 Quarter, respectively, and $2.3 million and $2.5 million during the 2000 Period and 2001 Period, respectively.

The allowance for loan losses by division as of April 2, 2000 and October 1, 2000 was (amounts in thousands):


                                                                   Residential
                                                   Resorts        Land and Golf
                                                  Division          Division              Other             Total
                                                  ---------       -------------         ---------          ---------
APRIL 2, 2000
Notes receivable                                  $  61,520          $  10,883          $     735          $  73,138
Less:  allowance for loan losses                     (2,515)              (458)               (51)            (3,024)
                                                  ---------          ---------          ---------          ---------
Notes receivable, net                             $  59,005          $  10,425          $     684          $  70,114
                                                  =========          =========          =========          =========
Allowance as a % of gross notes receivable              4.1%               4.2%               6.9%               4.1%
                                                  =========          =========          =========          =========

OCTOBER 1, 2000
Notes receivable                                  $ 111,055          $   9,772          $     658          $ 121,485
Less:  allowance for loan losses                     (3,673)              (438)              (112)            (4,223)
                                                  ---------          ---------          ---------          ---------
Notes receivable, net                             $ 107,382          $   9,334          $     546          $ 117,262
                                                  =========          =========          =========          =========
Allowance as a % of gross notes receivable              3.3%               4.5%              17.0%               3.5%
                                                  =========          =========          =========          =========


The allowance for loan losses as a percentage of the gross notes receivable balance decreased at October 1, 2000, for the Resorts Division, as the Company did not provide an allowance for the $31.8 million of notes receivable which were sold on October 16, 2000 through the Company's new, non-recourse timeshare receivable purchase facility with a financial institution (see "Liquidity and Capital Resources"), as there is no risk of future losses on these receivables. Excluding these receivables from the gross notes receivable balance yields an allowance of 4.6% for the Resort Division and 4.7% consolidated at October 1, 2000.

 Other notes receivable primarily include secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf Division. The Company monitors the collectibility of these notes based on various factors, including the value of the underlying collateral.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased as a percentage of income before taxes from 39.0% to 38.5% during the 2000 Period as compared to the 2001 Period. The decrease was primarily due to state tax savings generated by a restructuring of the Company's subsidiaries in a state where the Company has significant operations.

SUMMARY

Based on the factors discussed above, the Company's net income decreased from $5.9 million to $2.0 million in the 2000 Quarter and 2001 Quarter, respectively, and from $10.3 million to $5.0 million in the 2000 Period and 2001 Period, respectively.

CHANGES IN FINANCIAL CONDITION

Consolidated assets of the Company increased $26.0 million from April 2, 2000 to October 1, 2000. This increase is primarily due to a net $47.1 million increase in notes receivable, primarily due to new notes generated by $78.0 million of timeshare sales during the 2001 Period, net of downpayments and principal payments received. In addition, other assets increased $9.3 million, primarily due to the $9.0 million prepaid marketing fees paid to Bass Pro, Inc. (see Note 3 of Notes to Condensed Consolidated Financial Statements). These increases were partially offset by a $30.4 million decrease in cash and cash equivalents more fully described on the Condensed Consolidated Statement of Cash Flows.

Consolidated liabilities increased $19.1 million from April 2, 2000 to October 1, 2000. The increase is primarily due to a net increase of $15.2 million in Company's receivable-backed notes payable. On July 18, 2000, the Company borrowed an additional $20.7 million pursuant to a timeshare receivables financing facility with a financial institution. In addition, the Company's accrued liabilities increased $3.5 million due primarily to approximately $3.0 million of accruals during the 2001 Period for funding to be paid to subsidize the operations of the timeshare properties owners associations ("POAs") at certain of the Company's resorts in lieu of the Company paying maintenance fees on its unsold Timeshare Interest inventory to the POAs. These increases were partially offset by paydowns on the Company's receivable-backed notes payable and other debt.

Minority interest increased $2.4 million due to the $3.2 million capital contribution made by Big Cedar L.L.C. ("Big Cedar") to the Company's 51%-owned joint venture with Big Cedar. This amount is net of minority interest's share of net losses in the Company's consolidated joint venture in Aruba and the acquisition of the Aruba minority interest. Both of these transactions are more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Total shareholders' equity increased $4.5 million during the 2001 Period, primarily due to net income of $5.0 million. This increase was partially offset by the Company's repurchase of $527,000 of common stock (177,000 shares) to be held in treasury. The Company's book value per common share increased from $5.50 to $5.72 at April 2, 2000 and October 1, 2000, respectively. The debt-to-equity ratio increased from 1.70:1 to 1.73:1 at April 2, 2000 and October 1, 2000, respectively, primarily due to the additional receivable-backed borrowings discussed above.

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

In October 2000, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution that underwrote the Company's immediately prior timeshare receivables purchase facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company and subsidiary sells the receivables to an owner's trust without recourse except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the special purpose finance subsidiary of the Company may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust in transactions through October 16, 2001. The Purchase Facility includes a provision for a $50 million extension, if so requested by the Company and at the Purchasers' sole discretion and approval. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V.(TM), the Company's subsidiary in Aruba, the purchase price paid in cash at closing is equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price shall be funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price shall be funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. In addition to other fees, if the special purpose finance subsidiary of the Company does not sell during the term of the Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay to the Purchasers a fee equal to 1.5% of the shortfall in the cumulative purchase price. The Purchase Facility is renewable for an additional 364-day revolving period thereafter subject to the consent of the Purchasers.

The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the Purchasers to the extent it believes such advances will be recoverable. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

On October 16, 2000, the special purpose finance subsidiary of the Company sold $31.8 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $30.1 million, of which $15.8 million was used to pay down existing debt under the warehouse loan facility discussed below. The special purpose finance subsidiary of the Company has entered into an interest rate cap agreement with the Senior

Purchaser to limit interest rate risk should LIBOR increase above 7.62% for this first sale under the Purchase Facility.

The Company has a timeshare receivables warehouse loan facility, which expires on October 16, 2001, with the Subordinated Purchaser (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.0%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 95.0% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 85.0%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. On July 18, 2000, the Company borrowed $20.7 million under the Warehouse Facility, which at the time had a $35.0 million borrowing capacity. On October 16, 2000, the Company repaid $15.8 million of this balance as $16.8 million of the loans that collateralize Warehouse Facility were sold under the Purchase Facility. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan or as the loans are sold through the Purchase Facility, but in no event later than October 16, 2001. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million.

In addition, the Subordinated Purchaser has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at the three-month LIBOR plus 3%. With respect to any inventory financed under the facility, the Company will be required to have provided equity equal to at least 15% of the approved project costs. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the acquisition and development facility at October 1, 2000 was $22.5 million. The Company is currently negotiating an extension and increase of the facility. There can be no assurances that the Company's negotiations will be successful.

CREDIT FACILITIES FOR RESIDENTIAL LAND AND GOLF RECEIVABLES AND INVENTORIES

The Company has a $20.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division Receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.5%. At October 1, 2000, the outstanding principal balances under the receivables and development portions of this facility were approximately $3.9 million and $98,000, respectively. All principal and interest payments received on pledged Receivables are applied to principal and interest due under the facility. The ability to borrow under the facility has expired. Any outstanding indebtedness is due in September 2002. The Company is currently negotiating an increase in the facility amount and an extension of the facility draw down expiration date. There can be no assurances that such negotiations will be successful.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must BE repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $24.1 million at October 1, 2000.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in Brickshire(TM) are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of October 1, 2000, the Company had repaid all outstanding borrowings under this loan.

Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above; the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of October 1, 2000, no amounts were outstanding under the Golf Course Loan.

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

OTHER CREDIT FACILITY

The Company has a $10 million unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 1.75%. Interest is due monthly and all principal amounts are due on December 31, 2000. As of October 1, 2000, the Company had borrowed $5 million under the line.

SUMMARY

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Resorts Division. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus the Residential Land and Golf Division on larger more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company's successful regions in Texas.

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of October 1, 2000 is approximately $254.1 million (based on current costs) with such amount expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the proposed timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. Based on outstanding borrowings at October 1, 2000 and the existing credit facilities described above, the Company has approximately $46.2 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. The Company will be required to renew or replace credit facilities that have or will expire in fiscal 2001. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

The Company's credit facilities, indentures and other outstanding debt instruments include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default. No assurances can be given that such covenants will not limit the Company's ability to satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on August 2, 2000, and the results of that voting were set forth in the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.105  -  Sale and Contribution Agreement dated as of September 1,
                   2000, among the Registrant and Bluegreen Receivables Finance Corporation IV.

        10.106  -  Sale and Servicing Agreement dated as of September 1, 2000, among the Registrant, BXG Receivables Owner Trust 2000, Bluegreen Receivables Finance Corporation IV, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank Trust National Association, Heller Financial, Inc. and Barclays Bank PLC.

        10.107  -  Indenture dated as of September 1, 2000, between BXG
                   Receivables Owner Trust 2000 and U.S. Bank Trust National Association.

        10.108  -  BXG Receivables Owner Trust 2000 Definitions Annex dated as of September 1, 2000.

        10.109  -  Class A Note dated as of October 16, 2000, among BXG
                   Receivables Owner Trust 2000, U.S. Bank Trust National Association and Barclays Bank PLC.

        10.110  -  Class B Note dated as of October 16, 2000, among BXG
                   Receivables Owner Trust 2000, U.S. Bank Trust National Association and Heller Financial, Inc.

        10.140  -  Third Amendment to Amended and Restated Loan and Security
                   Agreement dated as of October 16, 2000, among the Registrant, Bluegreen Vacations Unlimited, Inc.(TM)and Heller Financial, Inc.

        27.1       Financial Data Schedule. (For SEC use only)

(b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BLUEGREEN CORPORATION
                                             (Registrant)



Date:  November 15, 2000              By: /s/ George F. Donovan
                                          ------------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer



Date:  November 15, 2000              By: /s/ John F. Chiste
                                          ------------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 15, 2000              By: /s/ Anthony M. Puleo
                                          ------------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)