Form 10-Q
period 2000-12-31
BLUEGREEN CORP
filed 2001-02-14
CIK 778946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly period ended December 31, 2000

                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:       0-19292

                            BLUEGREEN(R) CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                     03-0300793
---------------------------------------             --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

 4960 Conference Way North, Suite 100, Boca Raton, Florida           33431
------------------------------------------------------------     -------------
     (Address of principal executive offices)                      (Zip Code)

                                 (561) 912-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 4960 Blue Lake Drive, Boca Raton Florida 33431
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of February 12, 2001, there were 26,945,436 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,190,136 shares outstanding.

                            BLUEGREEN(R) CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.        FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AT
                    APRIL 2, 2000 AND DECEMBER 31, 2000 .........................................       3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                    ENDED JANUARY 2, 2000 AND DECEMBER 31, 2000 .................................       4

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - NINE MONTHS
                    ENDED JANUARY 2, 2000 AND DECEMBER 31, 2000 .................................       5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
                    ENDED JANUARY 2, 2000 AND DECEMBER 31, 2000 .................................       6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................       8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............................      18

ITEM 3.        QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ...............................................      31

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ................................................................      31

ITEM 2.        CHANGES IN SECURITIES ............................................................      31

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ..................................................      31

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................      31

ITEM 5.        OTHER INFORMATION ................................................................      31

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .................................................      31

SIGNATURES....................................................................................         32


NOTE: THE TERM "BLUEGREEN " IS REGISTERED IN THE U.S. PATENT AND TRADEMARK
      OFFICE BY BLUEGREEN CORPORATION. THE TERM "BIG CEDAR" IS REGISTERED IN THE U.S. PATENT AND TRADEMARK OFFICE BY BIG CEDAR LLC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   APRIL 2,     DECEMBER 31,
                                                                    2000           2000
                                                                 ---------       ---------
                                                                   (NOTE)       (UNAUDITED)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $21.1 million and $19.9 million at
   April 2, 2000 and December 31, 2000, respectively)            $  65,526       $  42,067
Contracts receivable, net                                            7,919          13,146
Notes receivable, net                                               70,114          73,886
Prepaid expenses                                                     5,003          13,472
Inventory, net                                                     197,093         192,127
Investments in securities                                           15,330          20,341
Property and equipment, net                                         35,409          41,357
Other assets                                                        17,589          18,218
                                                                 ---------       ---------
   TOTAL ASSETS                                                  $ 413,983       $ 414,614
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable                                                 $   3,654       $   3,987
Accrued liabilities and other                                       31,514          28,890
Deferred income                                                      2,928           4,365
Deferred income taxes                                               13,173          15,290
Receivable-backed notes payable                                     11,167          10,476
Lines-of-credit and notes payable                                   66,364          60,635
10.50% senior secured notes payable                                110,000         110,000
8.00% convertible subordinated notes payable to related
    parties                                                          6,000           6,000
8.25% convertible subordinated debentures                           34,371          34,371
                                                                 ---------       ---------
   TOTAL LIABILITIES                                               279,171         274,014

Contingencies

Minority interest                                                      768           3,023

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued                                                          --              --
Common stock, $.01 par value, 90,000 shares authorized;
   26,935 and 26,945 shares issued at April 2, 2000 and
    December 31, 2000, respectively                                    269             269
Additional paid-in capital                                         122,533         122,564
Treasury stock, 2,558 and 2,755 common shares at cost at
    April 2, 2000 and December 31, 2000, respectively              (12,313)        (12,885)
Net unrealized gains on investments available-for-sale, net
   of income taxes                                                     901           1,323
Retained earnings                                                   22,654          26,306
                                                                 ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY                                      134,044         137,577
                                                                 ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 413,983       $ 414,614
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                           ----------------------------
                                                            JANUARY 2,    DECEMBER 31,
                                                              2000           2000
                                                           -----------   --------------
REVENUES:
   Sales                                                    $ 45,248       $ 44,803
   Other resort and golf operations revenue                    5,203          6,204
   Interest income                                             3,902          3,959
   Gain on sale of notes receivable                              693          2,266
   Other income                                                  199            314
                                                            --------       --------
                                                              55,245         57,546
COSTS AND EXPENSES:
   Cost of sales                                              17,301         16,050
   Cost of other resort and golf operations                    5,367          6,280
   Selling, general and administrative expenses               29,723         32,712
   Interest expense                                            3,530          4,000
   Provision for loan losses                                   1,056            900
                                                            --------       --------
                                                              56,977         59,942
                                                            --------       --------
Loss before income taxes                                      (1,732)        (2,396)
Benefit for income taxes                                        (676)          (922)
Minority interest in loss of consolidated subsidiaries          (272)          (113)
                                                            --------       --------
NET LOSS                                                    $   (784)      $ (1,361)
                                                            ========       ========
LOSS PER COMMON SHARE:
Basic                                                       $  (0.03)      $  (0.06)
                                                            ========       ========
Diluted                                                     $  (0.03)      $  (0.06)
                                                            ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic                                                         22,924         24,193
                                                            ========       ========
Diluted                                                       22,924         24,193
                                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                           -----------------------------
                                                            JANUARY 2,     DECEMBER 31,
                                                               2000            2000
                                                           -----------    --------------
REVENUES:
   Sales                                                    $ 173,613       $ 171,820
   Other resort and golf operations revenue                    16,243          21,780
   Interest income                                             11,794          13,534
   Gain on sale of notes receivable                             1,577           2,266
   Other income                                                   486             626
                                                            ---------       ---------
                                                              203,713         210,026
COSTS AND EXPENSES:
   Cost of sales                                               60,123          58,829
   Cost of other resort and golf operations                    15,894          19,494
   Selling, general and administrative expenses                99,214         112,229
   Interest expense                                            10,160          11,265
   Provision for loan losses                                    3,380           3,391
                                                            ---------       ---------
                                                              188,771         205,208
                                                            ---------       ---------

Income before income taxes                                     14,942           4,818
Provision for income taxes                                      5,827           1,855
Minority interest in loss of consolidated subsidiaries           (387)           (689)
                                                            ---------       ---------
NET INCOME                                                  $   9,502       $   3,652
                                                            =========       =========

EARNINGS PER COMMON SHARE:
Basic                                                       $    0.41       $    0.15
                                                            =========       =========
Diluted                                                     $    0.37       $    0.15
                                                            =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES:
Basic                                                          23,188          24,259
                                                            =========       =========
Diluted                                                        29,509          25,872
                                                            =========       =========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                         ---------------------------
                                                                         JANUARY 2,    DECEMBER 31,
                                                                           2000           2000
                                                                         ----------   --------------
OPERATING ACTIVITIES:
   Net income                                                            $  9,502       $  3,652
   Adjustments to reconcile net income to net
      cash flow provided (used) by operating activities:
         Minority interest in loss of consolidated subsidiaries              (387)          (689)
         Depreciation and amortization                                      3,323          4,548
        Gain on sales of notes receivable                                  (1,577)        (2,266)
        Loss on sales of property and equipment                               144             18
        Loss on exchange of REMIC certificates                                179             --
        Provision for loan losses                                           3,380          3,391
        Provision for deferred income taxes                                 5,827          1,855
        Interest accretion on investments in securities                    (1,747)        (1,780)
        Proceeds from sale of notes receivable                             30,492         58,743
        Proceeds from borrowings collateralized by notes
            receivable                                                     13,771         33,651
        Payments on borrowings collateralized by notes receivable         (10,248)       (33,590)
   CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Contracts receivable                                                 11,537         (5,227)
      Notes receivable                                                    (52,200)       (71,018)
      Inventory                                                           (16,358)        19,170
      Other assets                                                         (5,810)          (516)
      Accounts payable, accrued liabilities and other                      (9,780)          (873)
                                                                         --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (19,952)         9,069
                                                                         --------       --------
INVESTING ACTIVITIES:
   Acquisitions                                                              (675)          (250)
   Purchases of property and equipment                                     (9,713)        (8,171)
   Sales of property and equipment                                          1,433             34
   Cash received from investments in securities                             2,993          3,626
   Long-term prepayment to Bass Pro, Inc. (see Note 3)                         --         (9,000)
   Investment in note receivable (see Note 4)                                  --         (4,711)
   Loan to related party                                                     (256)            --
   Principal payments received on loans to related party                      459             --
                                                                         --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                      (5,759)       (18,472)
                                                                         --------       --------
FINANCING ACTIVITIES:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable                                                   27,885         11,121
   Payments under line-of-credit facilities and other notes payable        (4,586)       (23,565)
   Payment of debt issuance costs                                          (1,806)        (1,068)
   Payments for treasury stock                                             (6,973)          (572)
   Proceeds from exercise of employee and director stock options               94             28
                                                                         --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           14,614        (14,056)
                                                                         --------       --------
Net decrease in cash and cash equivalents                                 (11,097)       (23,459)
Cash and cash equivalents at beginning of period                           55,557         65,526
                                                                         --------       --------
Cash and cash equivalents at end of period                                 44,460         42,067
Restricted cash and cash equivalents at end of period                     (18,816)       (19,862)
                                                                         --------       --------
Unrestricted cash and cash equivalents at end of period                  $ 25,644       $ 22,205
                                                                         ========       ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                     -----------------------------
                                                                      JANUARY 2,     DECEMBER 31,
                                                                        2000             2000
                                                                     -----------    --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING
    AND FINANCING ACTIVITIES
      Inventory acquired through financing                         $     25,867      $5,807
                                                                   ============      ======

      Foreclosure of notes receivable, inventory and
           fixed assets following default on notes receivable
           from related party                                      $      3,965      $   --
                                                                   ============      ======

      Exchange of REMIC certificates for notes receivable
           and inventory in connection with termination
           of REMIC                                                $      4,353      $   --
                                                                   ============      ======

      Property and equipment acquired through financing            $         --      $  891
                                                                   ============      ======

      Inventory acquired through foreclosure or
           deedback in lieu of foreclosure                         $      5,054      $5,167
                                                                   ============      ======

      Sale of notes receivable in exchange for investment in
           securities and short-term receivable                    $      7,123      $6,170
                                                                   ============      ======

      Contribution of land inventory by minority
           interest                                                $         --      $3,230
                                                                   ============      ======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending April 1, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended April 2, 2000.

      ORGANIZATION

      The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the southeastern, southwestern and midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in eleven resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at three off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the nine months ended December 31, 2000, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 62% and 38%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

      PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany balances and transactions are eliminated.

      USE OF ESTIMATES

      The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      FISCAL YEAR

      The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Fiscal year 2000 was 53 weeks long, while fiscal year 2001 will be 52 weeks long. The nine-month periods ended January 2, 2000 and December 31, 2000 consisted of 40 weeks and 39 weeks, respectively.

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

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

      (in thousands, except per share data)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  --------------------------  ---------------------------
                                                                  JANUARY 2,    DECEMBER 31,   JANUARY 2,    DECEMBER 31,
                                                                    2000           2000           2000          2000
                                                                  ----------    ------------  -----------    ------------
      Basic earnings (loss) per share - numerator:
          Net income (loss)                                       $   (784)      $ (1,361)      $  9,502      $  3,652
                                                                  ========       ========       ========      ========

        Diluted earnings (loss) per share - numerator:
          Net income (loss) - basic                               $   (784)      $ (1,361)      $  9,502      $  3,652
          Effect of dilutive securities (net of tax effects)            --             --          1,543           221
                                                                  --------       --------       --------      --------
          Net income (loss)  - diluted                            $   (784)      $ (1,361)      $ 11,045      $  3,873
                                                                  ========       ========       ========      ========

      Denominator:
        Denominator for basic earnings (loss) per share -
           weighted-average shares                                  22,924         24,193         23,188        24,259
        Effect of dilutive securities:
             Stock options                                              --             --            619            82
             Convertible securities                                     --             --          5,702         1,531
                                                                  --------       --------       --------      --------
       Dilutive potential common shares                                 --             --          6,321         1,613
                                                                  --------       --------       --------      --------
       Denominator for diluted earnings (loss) per share -
           adjusted weighted-average shares and assumed
           conversions                                              22,924         24,193         29,509        25,872
                                                                  ========       ========       ========      ========
       Basic earnings (loss) per common share                     $  (0.03)      $  (0.06)      $   0.41      $   0.15
                                                                  ========       ========       ========      ========
       Diluted earnings (loss) per common share                   $  (0.03)      $  (0.06)      $   0.37      $   0.15
                                                                  ========       ========       ========      ========



      SALES OF NOTES RECEIVABLE AND RELATED RETAINED INTERESTS

      When the Company sells notes receivable on a non-recourse basis through either a timeshare receivables purchase facility or a REMIC transaction (land notes receivable only), it retains a residual interest in the future cash flows from the portfolio sold. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the notes receivable sold, allocated between the notes sold and the retained interests based on their relative fair value at the date of transfer.

      The Company's retained interests in the portfolios of notes receivable sold are carried at fair market value as available-for-sale securities and are included in investments in securities on the condensed consolidated balance sheets. Unrealized holding gains or losses on available-for-sale investments are included in shareholders' equity, net of income taxes. The Company typically will revalue its available-for-sale investments on a semi-annual basis.

      To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--default rates, rates of prepayment, loss severity and discount rates commensurate with the risks involved.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for the Company's fiscal year 2002 (beginning April 2, 2001). The Company has determined that adoption of SFAS No. 133 would have had no impact on the Company's results of operations and financial position if adopted during the nine months ended December 31, 2000.

      In December 1999, the Securities and Exchange Commission's ("SEC's") staff issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". The SAB explains how the SEC staff believes existing rules on revenue recognition should be applied or analogized to for transactions not addressed by existing rules. The Company is required to adopt the SAB starting in its fourth fiscal quarter starting on January 1, 2001. The Company does not believe that the adoption of SAB No. 101 would have had a significant impact on the Company's results of operations and financial position if adopted during the nine months ended December 31, 2000.

      In March 2000, the FASB issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Company was required to adopt the Interpretation on July 1, 2000. The adoption of the Interpretation had no impact on the Company's results of operations for the three- and nine-month periods ended December 31, 2000.

      In September 2000, the FASB issued SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2000. The Company is currently evaluating the impact of SFAS No. 140 on its results of operations and financial position.

      COMPREHENSIVE INCOME

      The following table discloses the components of the Company's comprehensive income for the periods presented:

      (in thousands)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 ---------------------------  -------------------------
                                                                  JANUARY 2,    DECEMBER 31,   JANUARY 2,  DECEMBER 31,
                                                                     2000          2000          2000         2000
                                                                 -----------    ------------  -----------  ------------
      Net income (loss)                                            $  (784)      $(1,361)      $ 9,502      $ 3,652
      Net unrealized gains on investments available-for-sale,
           net of income taxes                                          --           422           278          422
                                                                   -------       -------       -------      -------
      Total comprehensive income (loss)                            $  (784)      $  (939)      $ 9,780      $ 4,074
                                                                   =======       =======       =======      =======


      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    JOINT VENTURES

      On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar(R) L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc., to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC(TM) (the "Joint Venture"). The Joint Venture will develop, market and sell Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. The Company has committed to an initial cash capital contribution to the Joint Venture of approximately $3.2 million, of which approximately $2.0 million was funded as of December 31, 2000, in exchange for a 51% ownership interest in the Joint Venture. The Company's remaining initial cash capital contribution to the Joint Venture will be funded prospectively as needed by the Joint Venture, but in any event no later than June 16, 2001. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 3 regarding payment of profit distributions to Big Cedar. If needed, the Company and Big Cedar have committed to a combination of additional capital contributions and loan guarantees of up to $510,000 and $490,000, respectively.

      In addition to its 51% ownership interest, the Company will also receive a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for the Company's involvement in the day-to-day operations of the Joint Venture.

      Based on the Company's role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and its controlling financial interest in the Joint Venture, the accounts of the Joint Venture are included in the Company's condensed consolidated financial statements. The Joint Venture has been designated as an unrestricted subsidiary for purposes of the Indenture governing the Notes referred to in Note 7 and the Joint Venture has not guaranteed such Notes.

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

      On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment"). The Prepayment will be amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Company will periodically evaluate the Prepayment for any indications of impairment. The Prepayment is included in other assets on the condensed consolidated balance sheet. As of December 31, 2000, the unamortized balance of the Prepayment was $9 million.

4.    NOTES RECEIVABLE

      In October 2000, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution that underwrote the Company's immediately prior timeshare receivables purchase facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owner's trust without recourse except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust in transactions through October 16, 2001. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V.(TM), the Company's subsidiary in Aruba, the purchase price paid in cash at closing is equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price shall be funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price shall be funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. In addition to other fees, if the Subsidiary does not sell during the term of the Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay to the Purchasers a fee equal to 1.5% of the shortfall in the cumulative purchase price.

      The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee equal to 1.5% of the principal amount of the receivables serviced, and is required to make advances to the Purchasers to the extent it believes such advances will be recoverable. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

      On October 16, 2000, the Subsidiary sold $31.8 million of timeshare receivables under a new, $90.0 million timeshare receivables purchase facility. Gross proceeds from the sale of these receivables were approximately $30.1 million, of which $15.8 million was used to pay down the Loan (see Note 5). The Company recognized a $1.1 million gain on the sale of the receivables and recorded a $3.1 million retained interest.

      On December 27, 2000, the Subsidiary sold $30.9 million of timeshare receivables under the new purchase facility. Gross proceeds on the sale of these receivables were approximately $29.2 million, of which $8.3 million was used to pay down the Loan (see Note 5). The Company recognized a $1.2 million gain on the sale of the receivables and recorded a $3.1 million retained interest.

      The following assumptions were used to measure the initial fair value of the retained interests for both of the above sales under the Purchase
      Facility: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 6% to 1% per annum as the portfolios mature; and discount rate of 14%.

      On December 15, 2000, the Company loaned $4.7 million to Napa Partners, LLC ("Napa"), a real estate company in Napa, California (the "Napa Loan"). Napa used the proceeds to acquire approximately 32 acres of undeveloped land in Napa, California which is zoned for mixed use as a timeshare resort, hotel and commercial property. On January 4, 2001, Napa repaid approximately $68,000 in principal of the Napa Loan. The Napa Loan bears interest at 14% (18% in the event of default), with interest due monthly and the entire remaining principal due on May 15, 2001. The Napa Loan is collateralized by the underlying land, which has an appraised value higher than the amount of the Napa Loan.

5.    RECEIVABLE-BACKED NOTES PAYABLE

      During the nine months ended December 31, 2000, the Company borrowed an aggregate $31.3 million pursuant to a timeshare receivables financing facility with a financial institution (the "Loan"). The Loan was collateralized by timeshare receivables and is due in October 2001. The Loan bears interest at LIBOR plus 3%, which is paid on a weekly basis. The Company has repaid approximately $30.1 million of the Loan by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables (see Note 4).

6.    LINE-OF CREDIT BORROWING

      On September 25, 2000, the Company borrowed $5 million under its $10 million, unsecured line-of-credit with a bank. The borrowing bore interest at LIBOR plus 1.75% and was due on December 31, 2000. The proceeds were used for operations. The $5 million debt was repaid during December 2000.

      On December 31, 2000, the Company extended this unsecured line-of-credit through December 31, 2001 at an interest rate of LIBOR plus 2.00%.

7.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   COMBINED       COMBINED
                                                  BLUEGREEN     NON-GUARANTOR    SUBSIDIARY
                                                 CORPORATION     SUBSIDIARIES    GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                 -----------     ------------    ----------   ------------     ------------
ASSETS
    Cash and cash equivalents                     $  18,588      $  14,118      $   9,361      $      --       $  42,067
    Contracts receivable, net                            --             74         13,072             --          13,146
    Intercompany receivable                         135,911             --             --       (135,911)             --
    Notes receivable, net                             5,018          6,172         62,696             --          73,886
    Inventory, net                                       --         15,489        176,638             --         192,127
    Investments in securities                            --         20,341             --             --          20,341
    Investments in subsidiaries                       7,730             --          3,230        (10,960)             --
    Property and equipment, net                       8,333            791         32,233             --          41,357
    Other assets                                     10,492          2,541         18,657             --          31,690
                                                  ---------      ---------      ---------      ---------       ---------
       Total assets                               $ 186,072      $  59,526      $ 315,887      $(146,871)      $ 414,614
                                                  =========      =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other                $  10,468      $  14,585      $  12,189      $      --       $  37,242
    Intercompany payable                                 --         13,591        122,320       (135,911)             --
    Deferred income taxes                             1,707          4,192          9,391             --          15,290
    Lines-of-credit and receivable-backed
     notes payable                                    3,658          9,288         58,165             --          71,111
    10.50% senior secured notes payable             110,000             --             --             --         110,000
    8.00% convertible subordinated notes
        payable to related parties                    6,000             --             --             --           6,000
    8.25% convertible subordinated
      debentures                                     34,371             --             --             --          34,371
                                                  ---------      ---------      ---------      ---------       ---------
       Total liabilities                            166,204         41,656        202,065       (135,911)        274,014

    Minority interest                                    --             --             --          3,023           3,023

Total shareholders' equity                           19,868         17,870        113,822        (13,983)        137,577
                                                  ---------      ---------      ---------      ---------       ---------
Total liabilities and shareholders' equity .      $ 186,072      $  59,526      $ 315,887      $(146,871)      $ 414,614
                                                  =========      =========      =========      =========       =========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED JANUARY 2, 2000
                                                                 ----------------------------------------
                                                                   COMBINED     COMBINED
                                                  BLUEGREEN     NON-GUARANTOR  SUBSIDIARY
                                                 CORPORATION     SUBSIDIARIES  GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                 -----------     ------------  ----------    ------------    ------------
REVENUES
    Sales                                          $  6,747       $  1,692      $ 36,809       $     --       $ 45,248
    Management fee revenue                            4,630             --            --         (4,630)            --
    Other resort and golf operations revenue             --            697         4,506             --          5,203
    Interest income                                     264            817         2,821             --          3,902
    Other income (expense)                              186            733           (27)            --            892
                                                   --------       --------      --------       --------       --------
                                                     11,827          3,939        44,109         (4,630)        55,245
COST AND EXPENSES
    Cost of sales                                     1,694            424        15,183             --         17,301
    Cost of other resort and golf operations             --            338         5,029             --          5,367
    Management fees                                      --            321         4,309         (4,630)            --
    Selling, general and administrative
      expenses                                       10,277          1,815        17,631             --         29,723
    Interest expense                                  1,826            454         1,250             --          3,530
    Provision for loan losses                            --            180           876             --          1,056
                                                   --------       --------      --------       --------       --------
                                                     13,797          3,532        44,278         (4,630)        56,977
                                                   --------       --------      --------       --------       --------
    (Loss) income before income taxes                (1,970)           407          (169)            --         (1,732)
    (Benefit) provision for income taxes               (768)           158           (66)            --           (676)
    Minority interest in loss of consolidated
        subsidiary                                       --             --            --           (272)          (272)
                                                   --------       --------      --------       --------       --------
    Net (loss) income                              $ (1,202)      $    249      $   (103)      $    272       $   (784)
                                                   ========       ========      ========       ========       ========



                                                                     THREE MONTHS ENDED DECEMBER 31, 2000
                                                                 ------------------------------------------
                                                                   COMBINED      COMBINED
                                                  BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                 CORPORATION     SUBSIDIARIES   GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                 -----------     ------------   ----------     ------------   ------------
REVENUES
    Sales                                          $   (360)      $  2,682       $ 42,481       $     --       $ 44,803
    Management fee revenue                            5,054             --             --         (5,054)            --
    Other resort and golf operations revenue             --            903          5,301             --          6,204
    Interest income                                     198          1,004          2,757             --          3,959
    Other (expense) income                               (7)         2,280            307             --          2,580
                                                   --------       --------       --------       --------       --------
                                                      4,885          6,869         50,846         (5,054)        57,546
COST AND EXPENSES
    Cost of sales                                        --            737         15,313             --         16,050
    Cost of other resort and golf operations             --            449          5,831             --          6,280
    Management fees                                      --             --          5,054         (5,054)            --
    Selling, general and administrative
      expenses                                        6,901          1,847         23,964             --         32,712
    Interest expense                                  2,311            232          1,457             --          4,000
    Provision for loan losses                            --            (64)           964             --            900
                                                   --------       --------       --------       --------       --------
                                                      9,212          3,201         52,583         (5,054)        59,942
                                                   --------       --------       --------       --------       --------
    Income (loss) before income taxes                (4,327)         3,668         (1,737)            --         (2,396)
    Provision (benefit) for income taxes             (1,666)         1,556           (812)            --           (922)
    Minority interest in loss of consolidated
        subsidiary                                       --             --             --           (113)          (113)
                                                   --------       --------       --------       --------       --------
    Net income (loss)                              $ (2,661)      $  2,112       $   (925)      $    113       $ (1,361)
                                                   ========       ========       ========       ========       ========


                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED JANUARY 2, 2000
                                                                 --------------------------------------------
                                                                   COMBINED        COMBINED
                                                  BLUEGREEN     NON-GUARANTOR     SUBSIDIARY
                                                 CORPORATION     SUBSIDIARIES     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                 -----------     ------------     ----------     ------------     ------------
REVENUES
    Sales                                          $  22,391       $   7,217      $ 144,005       $      --       $ 173,613
    Management fee revenue                            17,520              --             --         (17,520)             --
    Other resort and golf operations revenue              --           1,928         14,315              --          16,243
    Interest income                                      767           2,602          8,425              --          11,794
    Other income                                         339           1,655             69              --           2,063
                                                   ---------       ---------      ---------       ---------       ---------
                                                      41,017          13,402        166,814         (17,520)        203,713
COST AND EXPENSES

    Cost of sales                                      6,565           1,890         51,668              --          60,123
    Cost of other resort and golf operations              --             937         14,957              --          15,894
    Management fees                                       --           1,175         16,345         (17,520)             --
    Selling, general and administrative
      expenses                                        32,428           5,516         61,270              --          99,214
    Interest expense                                   7,050           1,573          1,537              --          10,160
    Provision for loan losses                             --             270          3,110              --           3,380
                                                   ---------       ---------      ---------       ---------       ---------
                                                      46,043          11,361        148,887         (17,520)        188,771
                                                   ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes                 (5,026)          2,041         17,927              --          14,942
    Provision (benefit) for income taxes              (1,960)            796          6,991              --           5,827
    Minority interest in loss of consolidated
       subsidiary                                         --              --             --            (387)           (387)
                                                   ---------       ---------      ---------       ---------       ---------
    Net income (loss)                              $  (3,066)      $   1,245      $  10,936       $     387       $   9,502
                                                   =========       =========      =========       =========       =========



                                                                    NINE MONTHS ENDED DECEMBER 31, 2000
                                                                 ---------------------------------------------
                                                                   COMBINED        COMBINED
                                                  BLUEGREEN     NON-GUARANTOR     SUBSIDIARY
                                                 CORPORATION     SUBSIDIARIES     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                 -----------     ------------     ----------      ------------    ------------
REVENUES
    Sales                                          $      --       $   6,154      $ 165,666       $      --       $ 171,820
    Management fee revenue                            19,416              --             --         (19,416)             --
    Other resort and golf operations revenue              --           2,811         18,969              --          21,780
    Interest income                                      976           3,036          9,522              --          13,534
    Other income (expense)                                (5)          2,323            574              --           2,892
                                                   ---------       ---------      ---------       ---------       ---------
                                                      20,387          14,324        194,731         (19,416)        210,026
COST AND EXPENSES
    Cost of sales                                         --           1,725         57,104              --          58,829
    Cost of other resort and golf operations              --           1,171         18,323              --          19,494
    Management fees                                       --              --         19,416         (19,416)             --
    Selling, general and administrative expenses      19,580           5,274         87,375              --         112,229
    Interest expense                                   6,193             697          4,375              --          11,265
    Provision for loan losses                             --              58          3,333              --           3,391
                                                   ---------       ---------      ---------       ---------       ---------
                                                      25,773           8,925        189,926         (19,416)        205,208
                                                   ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes                 (5,386)          5,399          4,805              --           4,818
    Provision (benefit) for income taxes              (2,074)          2,342          1,587              --           1,855
    Minority interest in loss of consolidated
       subsidiary                                         --              --             --            (689)           (689)
                                                   ---------       ---------      ---------       ---------       ---------
    Net income (loss)                              $  (3,312)      $   3,057      $   3,218       $     689       $   3,652
                                                   =========       =========      =========       =========       =========


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED JANUARY 2, 2000
                                                                ----------------------------------------------------------
                                                                                 COMBINED       COMBINED
                                                                 BLUEGREEN    NON-GUARANTOR    SUBSIDIARY
                                                                CORPORATION    SUBSIDIARIES    GUARANTORS     CONSOLIDATED
                                                                -----------    ------------    ----------     ------------
OPERATING ACTIVITIES:
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                  $ (3,551)      $  1,677       $(18,078)      $(19,952)
                                                                  --------       --------       --------       --------
INVESTING ACTIVITIES:
   Acquisition                                                          --             --           (675)          (675)
   Purchases of property and equipment                              (1,992)          (114)        (7,607)        (9,713)
   Sales of property and equipment                                      --             --          1,433          1,433
   Cash received from investments in securities                         --          2,993             --          2,993
   Loan to related party                                                --             --           (256)          (256)
   Principal payments received on loans to related party                --             --            459            459
                                                                  --------       --------       --------       --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                    (1,992)         2,879         (6,646)        (5,759)
                                                                  --------       --------       --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowings under line-of-credit facilities
       and notes payable                                                --             --         27,885         27,885
     Payments under line-of-credit facilities
        and other notes payable                                       (104)        (1,947)        (2,535)        (4,586)
    Payment of debt issuance costs                                    (959)          (129)          (718)        (1,806)
    Payments for treasury stock                                     (6,973)            --             --         (6,973)
    Proceeds from the exercise of stock options                         94             --             --             94
                                                                  --------       --------       --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (7,942)        (2,076)        24,632         14,614
                                                                  --------       --------       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (13,485)         2,480            (92)       (11,097)
Cash and cash equivalents at beginning of period                    36,710          8,690         10,157         55,557
                                                                  --------       --------       --------       --------
Cash and cash equivalents at end of period                          23,225         11,170         10,065         44,460
Restricted cash and cash equivalents at end of period               (1,700)       (11,170)        (5,946)       (18,816)
                                                                  --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period           $ 21,525       $     --       $  4,119       $ 25,644
                                                                  ========       ========       ========       ========



                                                                            NINE MONTHS ENDED DECEMBER 31, 2000
                                                         -------------------------------------------------------------------------
                                                                           COMBINED       COMBINED
                                                          BLUEGREEN      NON-GUARANTOR   SUBSIDIARY
                                                         CORPORATION      SUBSIDIARIES   GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         -----------      ------------   ----------   ------------    ------------
OPERATING ACTIVITIES:
Net cash (used) provided by operating activities           $(20,001)      $  4,174       $ 24,896       $     --       $  9,069
                                                           --------       --------       --------       --------       --------
INVESTING ACTIVITIES:
   Acquisition of minority interest                              --             --           (250)            --           (250)
   Investment in joint venture                                   --             --           (323)           323             --
   Purchases of property and equipment                         (563)          (571)        (7,037)            --         (8,171)
   Loan to Napa Partners                                     (4,711)            --             --             --         (4,711)
   Sales of property and equipment                               --             --             34             --             34
   Cash received from investments in securities                  --          3,626             --             --          3,626
   Long-term prepayment to Bass Pro, Inc.                        --             --         (9,000)            --         (9,000)
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by investing activities             (5,274)         3,055        (16,576)           323        (18,472)
                                                           --------       --------       --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from borrowings under line-of-credit
     facilities and other notes payable                       6,500             --          4,621             --         11,121
  Payments under line-of-credit facilities and
     other notes payable                                     (5,192)        (4,933)       (13,440)            --        (23,565)
  Payment of debt issuance costs                                  7           (959)          (116)            --         (1,068)
  Payments for treasury stock                                  (572)            --             --             --           (572)
  Proceeds from issuance of membership interest in
     joint venture                                               --            323             --           (323)            --
  Proceeds from the exercise of employee and
     director stock options                                      28             --             --             --             28
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by financing activities                771         (5,569)        (8,935)          (323)       (14,056)
                                                           --------       --------       --------       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (24,504)         1,660           (615)            --        (23,459)
Cash and cash equivalents at beginning of period             43,093         12,458          9,975             --         65,526
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents at end of period                   18,589         14,118          9,360             --         42,067
Restricted cash and cash equivalents at end of period          (121)       (12,895)        (6,846)            --        (19,862)
                                                           --------       --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of
      period                                               $ 18,468       $  1,223       $  2,514       $     --       $ 22,205
                                                           ========       ========       ========       ========       ========

3.    CONTINGENCIES

      In addition to its other ordinary course litigation, the Company became a defendant in two proceedings during fiscal 1999. First, an action was filed against the Company on December 15, 1998. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, based on the testimony of the plaintiff's expert witnesses, the sought damages were reduced to approximately $15 million. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal. The Company is continuing to evaluate this action and its potential impact, if any, on the Company and accordingly cannot predict the outcome with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in this action and intends to defend this matter vigorously. The Company does not believe that any likely outcome of this case will have a material adverse effect on the Company's financial condition or results of operations.

      Second, an action was filed on July 10, 1998 against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies. During fiscal 2001, the court advised the parties in open court that the Company's motion for summary judgment was granted, thus dismissing all of the Plaintiff's claims for damages, subject to the Plaintiffs' right of appeal. The parties are awaiting the court's written decision documenting the summary judgment.

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of December 31, 2000, aggregate interest was approximately $1 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

4.    BUSINESS SEGMENTS

      The Company has two reportable business segments. The Resorts Division acquires, develops and markets Timeshare Interests at the Company's resorts and the Residential Land and Golf Division acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

      Required disclosures for the Company's business segments are as follows (in thousands):



                                                                               RESIDENTIAL LAND
                                                                    RESORTS        AND GOLF       TOTALS
                                                                -------------  -----------------  ----------
      AS OF AND FOR THE THREE MONTHS ENDED JANUARY 2, 2000
      Sales                                                       $  24,043       $  21,205      $  45,248
      Other resort and golf operations revenue                        4,672             531          5,203
      Depreciation expense                                              339             224            563
      Field operating profit (loss)                                    (583)          3,432          2,849
      Inventory, net                                                107,931          82,745        190,676

      AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
      Sales                                                       $  27,877       $  16,926      $  44,803
      Other resort and golf operations revenue                        5,737             467          6,204
      Depreciation expense                                              506             238            744
      Field operating profit                                            762             537          1,299
      Inventory, net                                                 98,284          93,843        192,127

      FOR THE NINE MONTHS ENDED JANUARY 2, 2000
      Sales                                                       $  92,237       $  81,376      $ 173,613
      Other resort and golf operations revenue                       14,183           2,060         16,243
      Depreciation expense                                              926             642          1,568
      Field operating profit                                          6,972          21,584         28,556

      FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
      Sales                                                       $ 105,847       $  65,973      $ 171,820
      Other resort and golf operations revenue                       20,299           1,481         21,780
      Depreciation expense                                            1,360             686          2,046
      Field operating profit                                          8,361           9,229         17,590



      Field operating profit for reportable segments reconciled to consolidated income (loss) before income taxes (in thousands) is as follows:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    -------------- ------------------ -------------- ----------------
                                                     JANUARY 2,      DECEMBER 31,      JANUARY 2,     DECEMBER 31,
                                                        2000             2000             2000            2000
                                                    -------------- ------------------ -------------- ----------------
      Field operating profit for reportable segments      $  2,849       $  1,299       $ 28,556       $ 17,590
      Interest income                                        3,902          3,959         11,794         13,534
      Gain on sale of notes receivable                         693          2,266          1,577          2,266
      Other income                                             199            314            486            626
      Corporate general and administrative expenses         (4,789)        (5,334)       (13,931)       (14,542)
      Interest expense                                      (3,530)        (4,000)       (10,160)       (11,265)
      Provision for loan losses                             (1,056)          (900)        (3,380)        (3,391)
                                                          --------       --------       --------       --------
      Consolidated income (loss) before income taxes      $ (1,732)      $ (2,396)      $ 14,942       $  4,818
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

k) Costs to develop inventory for sale and/or selling, general and administrative expenses materially exceed (i) those anticipated or (ii) levels necessary in order for the Company to be profitable.

l) An increase or decrease in the number of land or resort properties subject to percentage-of-completion accounting, which requires deferral of profit recognition on such projects until development is substantially complete.

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

r) Risks that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated.

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

      The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three- and nine-month periods ended January 2, 2000 or December 31, 2000. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

      RESULTS OF OPERATIONS


      (DOLLARS IN THOUSANDS)
                                                                                RESIDENTIAL
                                                            RESORTS             LAND AND GOLF              TOTAL
                                                       ------------------     ------------------     ------------------

      THREE MONTHS ENDED JANUARY 2, 2000
      Sales                                            $  24,043    100.0%    $  21,205    100.0%    $  45,248    100.0%
      Cost of sales                                       (5,724)   (23.8)      (11,577)   (54.6)      (17,301)   (38.2)
                                                       ---------    -----     ---------    -----     ---------    -----
      Gross profit                                        18,319     76.2         9,628     45.4        27,947     61.8
      Other resort and golf operations revenue             4,672     19.4           531      2.5         5,203     11.5
      Cost of other resort and golf operations            (4,421)   (18.4)         (946)    (4.5)       (5,367)   (11.9)
      Selling and marketing expenses                     (16,138)   (67.1)       (3,817)   (18.0)      (19,955)   (44.1)
      Field general and administrative expenses (1)       (3,015)   (12.5)       (1,964)    (9.4)       (4,979)   (11.0)
                                                       ---------    -----     ---------    -----     ---------    -----
      Field operating profit (loss)                    $    (583)    (2.4)    $   3,432     16.2     $   2,849      6.3
                                                       =========    =====     =========    =====     =========    =====

      THREE MONTHS ENDED DECEMBER 31, 2000
      Sales                                            $  27,877    100.0%    $  16,926    100.0%    $  44,803    100.0%
      Cost of sales                                       (6,197)   (22.2)       (9,853)   (58.2)      (16,050)   (35.8)
                                                       ---------    -----     ---------    -----     ---------    -----
      Gross profit                                        21,680     77.8         7,073     41.8        28,753     64.2
      Other resort and golf operations revenue             5,737     20.6           467      2.8         6,204     13.8
      Cost of resort and golf operations                  (5,517)   (19.8)         (763)    (4.5)       (6,280)   (14.0)
      Selling and marketing expenses                     (18,789)   (67.4)       (4,324)   (25.5)      (23,113)   (51.6)
      Field general and administrative expenses (1)       (2,349)    (8.4)       (1,916)   (11.3)       (4,265)    (9.5)
                                                       ---------    -----     ---------    -----     ---------    -----
      Field operating profit                           $     762      2.7     $     537      3.2     $   1,299      2.9
                                                       =========    =====     =========    =====     =========    =====

      NINE MONTHS ENDED JANUARY 2, 2000
      Sales                                            $  92,237    100.0%    $  81,376    100.0%    $ 173,613    100.0%
      Cost of sales                                      (21,638)   (23.5)      (38,485)   (47.3)      (60,123)   (34.6)
                                                       ---------    -----     ---------    -----     ---------    -----
      Gross profit                                        70,599     76.5        42,891     52.7       113,490     65.4
      Other resort and golf operations revenue            14,183     15.4         2,060      2.5        16,243      9.4
      Cost of resort and golf operations                 (12,997)   (14.1)       (2,897)    (3.6)      (15,894)    (9.2)
      Selling and marketing expenses                     (56,091)   (60.8)      (13,984)   (17.1)      (70,075)   (40.4)
      Field general and administrative expenses (1)       (8,722)    (9.5)       (6,486)    (8.0)      (15,208)    (8.8)
                                                       ---------    -----     ---------    -----     ---------    -----
      Field operating profit                           $   6,972      7.5     $  21,584     26.5     $  28,556     16.4
                                                       =========    =====     =========    =====     =========    =====

      NINE MONTHS ENDED DECEMBER 31, 2000
      Sales                                            $ 105,847    100.0%    $  65,973    100.0%    $ 171,820    100.0%
      Cost of sales                                      (23,485)   (22.2)      (35,344)   (53.6)      (58,829)   (34.2)
                                                       ---------    -----     ---------    -----     ---------    -----
      Gross profit                                        82,362     77.8        30,629     46.4       112,991     65.8
      Other resort and golf operations revenue            20,299     19.2         1,481      2.2        21,780     12.7
      Cost of resort and golf operations                 (17,235)   (16.3)       (2,259)    (3.4)      (19,494)   (11.3)
      Selling and marketing expenses                     (68,519)   (64.7)      (14,262)   (21.6)      (82,781)   (48.3)
      Field general and administrative expenses (1)       (8,546)    (8.1)       (6,360)    (9.6)      (14,906)    (8.7)
                                                       ---------    -----     ---------    -----     ---------    -----
      Field operating profit                           $   8,361      7.9     $   9,229     14.0     $  17,590     10.2
                                                       =========    =====     =========    =====     =========    =====



      (1) GENERAL AND ADMINISTRATIVE EXPENSES ATTRIBUTABLE TO CORPORATE OVERHEAD HAVE BEEN EXCLUDED FROM THE TABLES. CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES TOTALED $4.8 MILLION AND $5.3 MILLION FOR THE THREE MONTHS ENDED JANUARY 2, 2000 AND DECEMBER 31, 2000, RESPECTIVELY, AND $13.9 MILLION AND $14.5 MILLION FOR THE NINE MONTHS ENDED JANUARY 2, 2000 AND DECEMBER 31, 2000, RESPECTIVELY.

      SALES

      Consolidated sales decreased 1% from $45.2 million for the three-month period ended January 2, 2000 (the "2000 Quarter") to $44.8 million for the three-month period ended December 31, 2000 (the "2001 Quarter"). Consolidated sales decreased 1% from $173.6 million for the nine-month period ended January 2, 2000 (the "2000 Period") to $171.8 million for the nine-month period ended December 31, 2000 (the "2001 Period"). Decreases in Residential Land and Golf Division sales during the 2001 Quarter and 2001 Period were partially offset by higher Resorts Division sales. The 2000 Period included 40 weeks of operating results as compared to 39 weeks of operating results in the 2001 Period. The additional week of operations in the 2000 Period produced total sales of $7.9 million. In addition, a one-time, bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights accounted for $5.0 million of sales in the 2000 Period. Excluding the additional week of operations and the sale of mineral rights from the 2000 Period, sales increased 7% during the 2001 Period.

      As of December 31, 2000, approximately $4.4 million in estimated income on sales of $9.5 million was deferred under percentage-of-completion accounting. At April 2, 2000, approximately $2.9 million in estimated income on sales of $7.3 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income.

      RESORTS DIVISION. During the 2000 Quarter and the 2001 Quarter, the Resorts Division contributed $24.0 million or 53% and $27.9 million or 62%, respectively, of the Company's total consolidated sales. During the 2000 Period and the 2001 Period, the Resorts Division contributed $92.2 million or 53% and $105.8 million or 62%, respectively, of the Company's total consolidated sales.

      The table set forth below outlines the number of timeshare sales transactions and the average sales price per sale for the Resorts Division for the periods indicated, BEFORE giving effect to the percentage-of-completion method of accounting.

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       -----------------------------         -----------------------------
                                                       JANUARY 2,       DECEMBER 31,         JANUARY 2,       DECEMBER 31,
                                                          2000               2000               2000              2000
                                                       ----------       ------------         ----------       ------------
      Number of timeshare sales transactions             2,441              3,085              9,864              11,588
      Average sales price per timeshare sale            $9,086             $9,256             $9,054             $ 9,212
      Gross margin                                          76%                78%                77%                 78%


      The increase in the number of timeshare sales transactions during the 2001 Quarter and 2001 Period as compared to the comparable prior year periods is primarily due to the fiscal 2000 opening of the Company's Bluegreen Air(TM) offsite sales office serving the Detroit, Michigan market. The Bluegreen Air(TM) offsite sales offices (i.e., not located onsite at one of the Company's resorts) provide prospective buyers with a virtual-reality jet airline experience to present the Bluegreen Vacation Club(TM) product. The Detroit sales office generated 316 and 1,025 timeshare sales transactions during the 2001 Quarter and 2001 Period, respectively, with only 61 sales during both of the comparable prior year periods, respectively.

      In addition, the Company's MountainLoft(TM) resort sales office in Gatlinburg, Tennessee generated 167 and 455 more timeshare sales transactions during the 2001 Quarter and 2001 Period, respectively, as compared to the 2000 Quarter and 2000 Period, respectively. Also, the Company's Lodge Alley Inn(TM) sales office in Charleston, South Carolina generated 51 and 294 more sales during the 2001 Quarter and 2001 Period, respectively, as compared to the 2000 Quarter and 2000 Period, respectively. These increases are attributed to the implementation of an improved sales process relative to the Bluegreen Vacation Club(TM) product.

      The remaining increase during the 2001 Quarter is primarily attributed to 118 more sales at the Company's sales office in Aruba, as the Company's sales force in this location stabilized after excessive turnover during the 2000 Quarter.

      The Resorts Division's gross margin increased from 76% to 78% during the 2000 Quarter and 2001 Quarter, respectively, and from 77% to 78% during the 2000 Period and 2001 Period. The increase is primarily due to an increase in the sales prices of the Bluegreen Vacation Club(TM) product coupled with the sale of lower cost Timeshare Interests.

      Other resort service revenues increased 23% and 43% during the 2001 Quarter and 2001 Period, respectively, as compared to the comparable prior year periods. The increases are primarily due to an increase in the amount of fees charged to owners to recoup a portion of the association maintenance fees previously paid by the Company on each Timeshare Interest sold. During fiscal 2001, the Company began charging new buyers one full year's maintenance fee as opposed to a pro rata maintenance fee based on the time of year that the sale was made. Also, revenues generated by Resort Title Agency, Inc. (TM) ("Title"), the Company's wholly owned title company, increased commensurate with the increase in Timeshare Interest sales, as Title earns closing cost fees on every Timeshare Interest sold by the Company.

      Other resort service costs increased 25% and 33% during the 2001 Quarter and 2001 Period, respectively, as compared to the comparable prior year periods. The increase during the 2001 Quarter was commensurate with the increase in the related revenues. The increase during the 2001 Period is primarily due to increased expenses for maintaining the Company's Timeshare Interest inventories, the costs of outsourcing reservation services for the Bluegreen Vacation Club(TM), and the cost of the Company's new customer service department and overall initiative, which commenced at the end of fiscal 2000.

      Selling and marketing expenses for the Resorts Division remained constant as a percentage of sales for the Resorts Division at approximately 67% during both the 2000 Quarter and 2001 Quarter, but increased from 61% to 65% during the 2000 Period and 2001 Period, respectively. The increase during the 2001 Period is due primarily to increased selling and marketing costs in the Bluegreen Air(TM) offsite sales offices. The Bluegreen Air(TM) selling and marketing costs increased from 66% to 73% of the related sales during the 2000 Period and 2001 Period, respectively, and are primarily due to higher costs per prospect and lower prospect-to-sale conversion ratios in these offsite markets. The Company has made a change in the senior management of these offsite sales offices and is currently reviewing its overall offsite strategy. On November 11, 2000, the Company closed the Bluegreen Air(TM) off-site sales office serving the Louisville, Kentucky market. The Louisville office generated field operating losses of $148,000 and $693,000 during the 2001 Quarter and 2001 Period, respectively, and a field operating loss of $62,000 and a field operating profit of $78,000 during the 2000 Quarter and 2000 Period, respectively. The Company has adopted a plan which is intended to improve the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro (see Note 3 of Notes to Condensed Consolidated Financial Statements), the centralization of most resort marketing operations at the Company's headquarters, the continued centralization of the Company's telemarketing operations in South Florida, the implementation of a centralized resort marketing database, a new profit-based compensation structure for resorts sales and marketing management, continuing to monitor and, if necessary, eliminate marginally performing sales operations and implementing a Company-wide initiative to reduce costs and increase efficiency in all areas. Certain portions of the plan have already been implemented including the opening of centralized resort telemarketing operations near the Company's headquarters and the centralization of sales management under a national director of sales. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not continue to increase as a percentage of sales in the near term.

      Field general and administrative expenses for the Resorts Division decreased as a percentage of sales from 13% to 8% during the 2000 Quarter and 2001 Quarter, respectively, and from 10% to 8% during the 2000 Period and 2001 Period, respectively, primarily due to the increase in sales and the fixed nature of a significant portion of these costs.

      RESIDENTIAL LAND AND GOLF DIVISION. During the 2000 Quarter and the 2001 Quarter, residential land and golf sales contributed $21.2 million or 47% and $16.9 million or 38%, respectively, of the Company's total consolidated sales. During the 2000 Period and the 2001 Period, residential land and golf sales contributed $81.4 million or 47% and $66.0 million or 38%, respectively, of the Company's total consolidated sales.

      The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, BEFORE giving effect to the percentage-of -completion method of accounting and bulk sales.


                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------------------         ------------------------------
                                                JANUARY 2,        DECEMBER 31,         JANUARY 2,        DECEMBER 31,
                                                   2000               2000               2000                2000
                                                ----------        ------------         ----------        ------------
      Number of parcels sold                        344                 322               1,348               1,150
      Average sales price per parcel            $50,375             $54,084             $50,441             $53,939
      Gross margin                                   45%                 42%                 53%                 46%

      The aggregate number of parcels sold decreased during the 2001 Period as compared to the 2000 period due primarily to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 2000 or which are approaching sell-out in areas of the country where the Company has chosen to exit. These areas include Florida, Tennessee, Wisconsin, Colorado, Arizona, and New Mexico. This factor resulted in 245 fewer lot sales in the 2001 Period as compared to the 2000 Period. In addition, the additional week of sales during the 2000 Period included 62 sales. These decreases were partially offset by sales at the Company's two newest golf communities (discussed more fully below), which generated 141 additional lot sales during the 2001 Period as compared to the 2000 Period.

      The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring continued expansion into the California market. During the 2001 Period, the Company's golf communities and Texas regions comprised approximately 28% and 59%, respectively, of the Company's total Residential Land & Golf sales. The Company's golf communities generated 58 and 115 more lot sales during the 2001 Quarter and 2001 Period, respectively, as compared to the comparable prior year periods due to the addition of Brickshire(TM), a golf community located in New Kent County, Virginia, during the second half of fiscal 2000. Brickshire(TM) features an 18-hole, championship golf course designed by Curtis Strange. During November 2000, the Company acquired 597 acres of land outside of Chapel Hill, North Carolina, upon which the 516 lots that will comprise The Preserve at Jordan Lake(TM) will be developed. The Preserve will surround an 18-hole, Davis Love III signature championship golf course. The Preserve opened for sales during December 2000, and generated $1.9 million sales during the 2001 Quarter and 2001 Period.

      In December 2000, the Company acquired approximately 2000 acres near San Diego, California, representing the Company's first acquisition in the California market. This property was acquired for $4.6 million in cash, including acquisition costs. The Company anticipates that this project will commence sales during fiscal 2002.

      Average sales price per parcel increased during both the 2001 Quarter and 2001 Period as compared to the comparable prior year periods, primarily due to an increased average sales price in the Texas regions. The Waterstone(TM) project in Boerne, Texas, which began sales during the 2001 Quarter, has an average sales price per parcel sold of approximately $94,482. In addition, higher average sales prices at the Lake Ridge at Joe Pool Lake(TM) project in Dallas, Texas contributed to the overall increase in average sales price per parcel for the division.

      Gross margins decreased in both the 2001 Quarter and 2001 Period as compared to the comparable periods in the prior year primarily due to the impact of the sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which accounted for $5.0 million of sales and $4.6 million in gross profit in the 2000 Period. Excluding this one-time transaction, Residential Land and Golf Division gross margins would have been 50% during the 2000 Period. In addition, gross margins were adversely impacted in the 2001 Quarter and 2001 Period by the impact of percentage-of-completion accounting. The gross margin on sales deferred under percentage-of-completion accounting was 54% and 77% during the 2001 Quarter and 2001 Period, respectively, based on the mix of projects which were subject to sales deferral in each period.

      The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land and golf (as well as resort) properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

      Selling and marketing expenses for the Residential Land & Golf Division increased as a percentage of sales from 18% to 26% during the 2000 Quarter and 2001 Quarter, respectively, and from 17% to 22% during the 2000 Period and 2001 Period, respectively. The increase during the 2001 Period is partially due to the impact on the prior year amounts of the bulk sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which only generated a 1.5% selling and marketing expense on $5 million in sales. Excluding this one-time transaction, the selling and marketing percentage would have been 18% during the 2000 Period. The remaining increases during the 2001 Quarter and 2001 Period are due to more extensive promotional expenses, more direct mail advertising and other start-up advertising costs at the Company's new properties.

      Field general and administrative expenses for the Residential Land & Golf Division increased as a percentage of sales from 9% to 11% during the 2000

      Quarter and 2001 Quarter, respectively, and from 8% to 10% during the 2000 Period and 2001 Period, respectively. This increase is primarily due to the fixed nature of a significant portion of these costs.

      Other golf operations revenues decreased 12% from $531,000 to $467,000 during the 2000 Quarter and 2001 Quarter, respectively. Other golf operations revenues decreased 28% from $2.1 million to $1.5 million during the 2000 Period and 2001 Period, respectively. In the 2000 Period, the Company opened an additional nine holes at its Carolina National(TM) golf course along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. The initial grand opening and promotional incentives resulted in higher revenues in the 2000 Quarter and 2000 Period.

      INTEREST INCOME

      Interest income was $3.9 million and $4.0 million for the 2000 Quarter and 2001 Quarter, respectively, and was $11.8 million and $13.5 million for the 2000 Period and 2001 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The increase in interest income during the 2001 Period was primarily due to an increase in the average notes receivable balance during the 2001 Period, as compared to the comparable prior year periods. The Company's new timeshare receivables purchase facility (see "Liquidity and Capital Resources") was not executed as of the end of the second quarter of fiscal 2001, and therefore the Company did not sell any receivables during the first half of fiscal 2001, thus generating more interest income from higher average notes receivable balances.

      GAIN ON SALE OF NOTES RECEIVABLES

      The Company recognized a $693,000 and a $2.3 million gain on the sale of timeshare notes receivables during the 2000 Quarter and 2001 Quarter, respectively. The Company recognized aggregate gains on the sale of timeshare notes receivable of $1.6 million and $2.3 million during the 2000 Period and 2001 Period. The increase in the gain on sales is due to a greater amount of timeshare receivables being sold during the 2001 Quarter and 2001 Period as compared to the comparable prior year period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A EXPENSES")

      The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $29.7 million and $32.7 million for the 2000 Quarter and 2001 Quarter, respectively, and $99.2 million and $112.2 million for the 2000 Period and 2001 Period, respectively. As a percentage of total revenues, S, G & A Expenses were 54% and 57% for the 2000 Quarter and 2001 Quarter, respectively, and 49% and 53% for the 2000 Period and 2001 Period, respectively.

      The increase in S, G & A Expenses as a percentage of revenues in the 2001 Quarter and 2001 Period was the result of the growth of the Resorts Division (from 53% to 62% of consolidated sales during the 2000 Quarter and 2001 Quarter, respectively, and from 53% to 62% of consolidated sales during the 2000 Period and 2001 Period, respectively), where S, G & A Expenses are typically higher than for the Residential Land and Golf Division. Resorts Division S, G & A Expenses were 76% and 73% of Resorts Division sales during the 2001 Quarter and 2001 Period, respectively, while Residential Land and Golf Division S, G & A Expenses were 37% and 31% of Residential Land and Golf Division sales during the 2001 Quarter and 2001 Period, respectively. See also discussions of increases in S, G & A Expenses for the Company's Resorts Division, above.

      INTEREST EXPENSE

      Interest expense totaled $3.5 million and $4.0 million for the 2000 Quarter and 2001 Quarter, respectively, and $10.2 million and $11.3 million during the 2000 Period and 2001 Period, respectively. The 13% increase in the 2001 Quarter and the 11% increase in interest expense for the 2001 Period was primarily due to interest incurred on approximately $28.0 million of acquisition and development borrowings incurred at the end of the second quarter of fiscal 2000, partially offset by increased capitalized interest on the related projects under development.

      PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses totaling $1.1 million and $900,000 during the 2000 Quarter and 2001 Quarter, respectively, and $3.4 million and $3.4 million during the 2000 Period and 2001 Period, respectively.

      The allowance for loan losses by division as of April 2, 2000 and December 31, 2000 was (amounts in thousands):

                                                                    RESIDENTIAL
                                                     RESORTS       LAND AND GOLF
                                                    DIVISION          DIVISION        OTHER            TOTAL
                                                    --------       --------------     -----            -----
      APRIL 2, 2000
      Notes receivable                                $ 61,520        $ 10,883        $   735        $ 73,138
      Less:  allowance for loan losses                  (2,515)           (458)           (51)         (3,024)
                                                      --------        --------        -------        --------
      Notes receivable, net                           $ 59,005        $ 10,425        $   684        $ 70,114
                                                      ========        ========        =======        ========
      Allowance as a % of gross notes receivable             4%              4%             7%              4%
                                                      ========        ========        =======        ========

      DECEMBER 31, 2000
      Notes receivable                                $ 63,290        $  9,125        $ 5,513        $ 77,928
      Less:  allowance for loan losses                  (3,502)           (428)          (112)         (4,042)
                                                      --------        --------        -------        --------
      Notes receivable, net                           $ 59,788        $  8,697        $ 5,401        $ 73,886
                                                      ========        ========        =======        ========
      Allowance as a % of gross notes receivable             6%              5%             2%              5%
                                                      ========        ========        =======        ========


      Other notes receivable primarily include the loan to Napa Partners, LLC (see Note 4 of Notes to Condensed Consolidated Financial Statements) and secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf Division. The Company monitors the collectibility of these notes based on various factors, including the value of the underlying collateral.

      PROVISION FOR INCOME TAXES

      The provision for income taxes decreased as a percentage of income before taxes from 39.0% to 38.5% during the 2000 Period as compared to the 2001 Period. The decrease was primarily due to state tax savings generated by a restructuring of the Company's subsidiaries in a state where the Company has significant operations.

      SUMMARY

      Based on the factors discussed above, the Company's net loss increased from $784,000 to $1.4 million in the 2000 Quarter and 2001 Quarter, respectively, and net income decreased from $9.5 million to $3.7 million in the 2000 Period and 2001 Period, respectively.

      CHANGES IN FINANCIAL CONDITION

      Consolidated assets of the Company increased $631,000 from April 2, 2000 to December 31, 2000. This increase is primarily due to a net $3.8 million increase in notes receivable, primarily due to new notes generated by $105.8 million of timeshare sales during the 2001 Period, net of downpayments and principal payments received and net of $62.7 million of timeshare receivables sold. In addition, prepaid expenses increased $8.5 million, primarily due to the $9.0 million prepaid marketing fees paid to Bass Pro, Inc. (see Note 3 of Notes to Condensed Consolidated Financial Statements). Investments in securities increased $5.1 million primarily due to the Company's residual interests in the timeshare receivable portfolios sold during the 2001 Period. Property and equipment increased $5.9 million primarily due to continued development of the Company's Brickshire(TM) golf course in Virginia. These increases were partially offset by A $23.5 million decrease in cash and cash equivalents more fully described on the Condensed Consolidated Statement of Cash Flows.

      Consolidated liabilities decreased $5.2 million from April 2, 2000 to December 31, 2000. The decrease is primarily due to a net decrease of $5.7 million in Company's borrowings under lines-of-credit and notes payable. During the 2001 Period, the Company repaid $5.4 million of its development borrowings on its Shore Crest II(TM) resort in Myrtle BeacH, South Carolina through sales release payments.

      Minority interest increased $2.2 million due to the $3.2 million capital contribution made by Big Cedar L.L.C. ("Big Cedar") to the Company's 51%-owned joint venture with Big Cedar. This amount is net of minority interest's share of net losses in the Company's consolidated joint venture in Aruba and the acquisition of the Aruba minority interest. Both of these transactions are more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

      Total shareholders' equity increased $3.5 million during the 2001 Period, primarily due to net income of $3.7 million. This increase was partially offset by the Company's repurchase of $572,000 of common stock (198,000 shares) to be held in treasury. The Company's book value per common share increased from $5.50 to $5.69 at April 2, 2000 and December 31, 2000, respectively. The debt-to-equity ratio improved from 1.70:1 to 1.61:1 at April 2, 2000 and December 31, 2000, respectively, primarily due to the reduction in outstanding development debt discussed above and the increase in equity from earnings and other comprehensive income.

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

      In October 2000, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution that underwrote the Company's immediately prior timeshare receivables purchase facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owner's trust without recourse except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust in transactions through October 16, 2001. The Purchase Facility includes a provision for a $50 million extension, if so requested by the Company and at the Purchasers' sole discretion and approval. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V.(TM), the Company's subsidiary in Aruba, the purchase price paid in cash at closing is equal to 85.00% (subject TO adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price shall be funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price shall be funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. The Subsidiary is required to purchase an interest rate cap agreement in connection with each sale under the

      Purchase Facility, in order to reduce interest rate risk and protect the cash flows to the Purchasers. In addition to other fees, if the Subsidiary does not sell during the term of the Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay to the Purchasers a fee equal to 1.5% of the shortfall in the cumulative purchase price. The Purchase Facility is renewable for an additional 364-day revolving period thereafter subject to the consent of the Purchasers.

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

      On October 16, 2000, the Subsidiary sold $31.8 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $29.8 million, of which $15.8 million was used to pay down existing debt under the warehouse loan facility discussed below. The Company recognized a $1.1 million gain on the sale of the receivables and recorded a $3.1 million retained interest. The Subsidiary has entered into an interest rate cap agreement with the Senior Purchaser to limit interest rate risk should LIBOR increase above 7.62% for this first sale under the Purchase Facility.

      On December 27, 2000, the Subsidiary sold $30.9 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $28.9 million, of which $8.3 million was used to pay down existing debt under the warehouse loan facility discussed below. The Company recognized a $1.2 million gain on the sale of the receivables and recorded a $3.1 million retained interest. The Subsidiary has entered into an interest rate cap agreement with the Senior Purchaser to limit interest rate risk should LIBOR increase above 7.56% for this second sale under the Purchase Facility.

      The Company has approximately $31.3 million available for future sales under the Purchase Facility. The Company anticipates that it will be required to either increase the Purchase Facility or enter into a new facility during fiscal 2002. There can be no assurances that the Company will be successful in these efforts.

      The Company has a timeshare receivables warehouse loan facility, which expires on October 16, 2001, with the Subordinated Purchaser (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 85%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the 2001 Period, the Company borrowed an aggregate $31.3 million in various increments from time-to-time under the Warehouse Facility, of which the Company repaid an aggregate $30.1 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan or as the loans are sold through the Purchase Facility, but in no event later than October 16, 2001. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million.

      In addition, the Subordinated Purchaser has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at December 31, 2000 was $19.0 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

      CREDIT FACILITIES FOR RESIDENTIAL LAND AND GOLF RECEIVABLES AND
      INVENTORIES

      The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf Division inventory borrowings. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 8.0% being the minimum interest rate for inventory borrowings. At December 31, 2000, the outstanding principal balance under this facility was approximately $5.9 million, all of which related to receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

      The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially, to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender required to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid BY October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $23.0 million at December 31, 2000.

      On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. During December 2000, the Company borrowed an additional $2.0 million under the lines-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in Brickshire(TM) are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of December 31, 2000, the outstanding principal balance on the lines-of-credit was $1.9 million.

      Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above; the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). In December 2000, the Company borrowed $2.6 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of December 31, 2000, $2.6 million was outstanding under the Golf Course Loan.

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

      OTHER CREDIT FACILITY

      The Company has a $10 million unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2001. As of December 31, 2000, there were no borrowings outstanding under the line.

      SUMMARY

      The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Resorts Division. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus the Residential Land and Golf Division on larger, more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company's successful regions in Texas.

      The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of December 31, 2000 is approximately $279.7 million (based on current costs) with such amount expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. Based on outstanding borrowings at December 31, 2000 and the existing credit facilities described above, the Company has approximately $73.8 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. The Company will be required to renew or replace credit facilities that will expire in fiscal 2002. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

      The Company's credit facilities, indentures and other outstanding debt instruments include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default. No assurances can be given that such covenants will not limit the Company's ability to raise funds, satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

 Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. Subsequent to the filing of such Form 10-K, certain material developments have occurred with respect to such litigation, as more fully described in Note 8 of Notes to Condensed Consolidated Financial Statements, included elsewhere herein.

ITEM 2.    CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.153 Modification No. 3 to the Loan Agreement and Renewal Promissory Note dated December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $10 million, unsecured revolving line-of-credit due December 31, 2001.

         10.140 Amendment Number One to Loan and Security Agreement dated December 1, 2000, by and between the Registrant and Foothill Capital Corporation.

(b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the-undersigned thereunto duly authorized.

                                        BLUEGREEN CORPORATION
                                                (Registrant)


Date:  February 12, 2001            By: /s/ GEORGE F. DONOVAN
                                        -----------------------------------
                                        George F. Donovan
                                        President and
                                        Chief Executive Officer

Date:  February 12, 2001            By: /s/ JOHN F. CHISTE
                                        -----------------------------------
                                        John F. Chiste
                                        Senior Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


Date:  February 12, 2001            By: /s/ ANTHONY M. PULEO
                                        -----------------------------------
                                        Anthony M. Puleo
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)