Form 10-K
period 2001-04-01
BLUEGREEN CORP
filed 2001-07-02
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended April 1, 2001

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19292

                            BLUEGREEN(R) CORPORATION
             (Exact name of registrant as specified in its charter)

               Massachusetts                              03-0300793
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

         4960 Conference Way North, Suite 100, Boca Raton, Florida 33431
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
       Title of each class                               on which registered
       -------------------                               -------------------

Common Stock, $.01 par value                            New York Stock Exchange,
                                                        Pacific Stock Exchange

8.25% Convertible Subordinated Debentures
due 2012                                                New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $33,364,477 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 28, 2001 ($2.12 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding Common Stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

     Indicate the number of shares outstanding and approximate number of holders of each of the registrant's classes of Common Stock, as of the latest practicable date: 24,190,136 shares of Common Stock, $.01 par value outstanding and approximately 5,900 record holders as of June 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on August 2, 2001 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                            PAGE

                                     PART I

Item 1.   BUSINESS...........................................................  1

Item 2.   PROPERTIES......................................................... 18

Item 3.   LEGAL PROCEEDINGS.................................................. 18

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 19

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS........................................................ 19

Item 6.   SELECTED FINANCIAL DATA............................................ 20

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION........................................ 21

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 36

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 37

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE........................................... 73

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 73

Item 11.  EXECUTIVE COMPENSATION............................................. 73

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 73

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 73

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.... 73

Signatures................................................................... 75

Exhibit Index................................................................ 76

Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

          The term "Big Cedar" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.

                                     PART I

Item 1. BUSINESS.

Summary

     Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. The Company's resorts business (the "Resorts Division") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at any of the Company's participating resorts. A Timeshare Interest also entitles the buyer to access over 3,500 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently develops, markets and sells Timeshare Interests in 12 resorts located in the United States and the Caribbean. The Company also markets and sells Timeshare Interests at three off-site sales locations. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The Residential Land and Golf Division's strategy is to locate its projects near major metropolitan centers outside the perimeter of intense subdivision development or in popular retirement areas. The Company has focused the Residential Land and Golf Division's activities in certain core markets in which the Company has developed substantial marketing expertise and has a strong track record of success. Prior to acquiring Residential Land and Golf Division properties, the Company typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company seeks to pre-sell a significant portion of its planned residential lots on such property prior to extensive capital investment as a result of the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

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

     The Resorts Division. The Company's Resorts Division was founded in 1994 to capitalize on the growth of the timeshare industry. According to ARDA and other industry sources, timeshare industry sales grew at growth rates ranging from 14% to 17% annually during the period from 1992 through 2000. No assurances can be given that these industry growth rates will continue. The Company currently markets and sells Timeshare Interests in twelve resorts located in the Smoky Mountains of Tennessee; Myrtle Beach and Charleston, South Carolina; Orlando and Surfside, Florida; Branson and Ridgedale, Missouri; Gordonsville, Virginia; Wisconsin Dells, Wisconsin and Aruba. In addition, the Company also markets and sells Timeshare Interests at three off-site sales offices. Through April 1, 2001, the Company has sold approximately 50,952 Timeshare Interests at its resorts. As of April 1, 2001, the Company had 68,887 completed Timeshare Interests at its resorts, 1,248 Timeshare Interests under construction or development and plans to develop approximately 66,607 additional Timeshare Interests at existing resorts. Based on the foregoing, the Resorts Division's estimated remaining life-of-project sales were approximately $939 million as of April 1, 2001, based on retail prices at that date. The Company also manages 20 timeshare resorts (including ten of its own resorts) with an aggregate of approximately 70,000 members.

     The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including telemarketing mini-vacations, kiosks in retail and hotel locations, targeted mailings, marketing to current owners of Timeshare Interests and referrals. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

     According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Resort Condominium International, Inc. ("RCI") or Interval International ("II"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at over 3,500 participating RCI resorts or over 1,900 participating II resorts worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company has also implemented a points-based Bluegreen Vacation Club(TM) system which permits its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Company-owned and certain participating managed resorts. At April 1, 2001, the Company's approximately 38,000 Bluegreen Vacation Club(TM) members could choose to use their points at 28 resorts in the Bluegreen system. The Company also has a Vacation Club(TM) Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and service offered to the Company's regular Vacation Club(TM) members for a one-year trial period. The Company benefits from the Sampler program by recapturing some of the costs incurred in initially marketing to prospective customers through the price of the Sampler package and having the opportunity to remarket the Company's Timeshare Interests to the Sampler customers when they use their trial memberships at the Company's resorts.

     Prior to acquiring property for resorts, the Resorts Division undertakes a full property review, including physical and environmental assessments, which is presented for approval to the Company's Investment Committee, which was established in 1990 and consists of certain key members of senior management. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers.

     The Company has historically provided financing to approximately 97% of its timeshare customers, who are required to make a downpayment of at least 10% of the Timeshare Interest sales price and who typically finance the balance of the sales price over a period of seven to ten years. As of April 1, 2001, the Company had a timeshare receivables portfolio totaling approximately $64.3 million in principal amount, with a weighted-average contractual yield of approximately 15.7% per annum. During fiscal 2001, the Company maintained a timeshare receivables warehouse facility and a separate timeshare receivables purchase facility to accelerate cash flows from the Company's timeshare receivables. The warehouse and purchase facilities expire in October 2001, and the Company is currently negotiating replacement facilities. No assurances can be given that such negotiation will be successful or that the Company will obtain a new facility on attractive terms if at all. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A").

     The Residential Land and Golf Division. The Residential Land and Golf Division is focused primarily on land and golf community projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina and Virginia. The aggregate carrying amount of Residential Land and Golf Division inventory at April 1, 2001 was $96.6 million. The Residential Land and Golf Division's estimated remaining life-of-project sales were approximately $402.7 million at April 1, 2001. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential land directly to retail customers.

     The Residential Land and Golf Division targets families seeking a quality lifestyle improvement, which is generally unavailable in traditional suburban developments. Based on the Company's experience in marketing and selling residential lots to its target customers, the Company has been able to develop a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, STARS, the Residential Land and Golf Division's customer relationship management computer software system, enables the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions and track the effectiveness of its advertising and marketing programs relative to sales generated. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

     The Residential Land and Golf Division acquires and develops land in two markets: (i) near major metropolitan centers but outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, the Company researches market depth and forecasts market absorption. In new market areas, the Company typically supplements its research with a structured classified advertisement test marketing system that evaluates market response and price acceptance. The Company's sales and marketing efforts begin as soon as practicable after the Company enters into an agreement to acquire a parcel of land. The Company's ability to bond projects to completion generally allows it to sell a significant portion of its residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with the Resorts Division, all acquisitions of Residential Land and Golf Division properties are subject to Investment Committee approval.

     In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that daily-fee golf courses are an attractive amenity that will increase the marketability of the Company's adjacent residential lots in certain projects. The Company's first golf course, the Carolina National Golf Club ("Carolina National"), is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. The Company opened the first 18 holes of Carolina National for play in July 1998. In fiscal 2000, the Company opened an additional nine holes at Carolina National along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. In fiscal 2000, the Company began construction at Brickshire, a new residential land and golf course community in New Kent County, Virginia. The Company expects that Brickshire will open its 18-hole golf course, designed by two-time U.S. Open Champion Curtis Strange, in Spring 2002. In fiscal 2001, the Company began construction of an 18-hole golf course designed by P.G.A. Champion Davis Love III adjacent to its residential land project near Chapel Hill, North Carolina, known as The Preserve at Jordan Lake. The Company intends to expand its golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurances that the Company's strategy for this expansion will be successful.

     The Company's business involves certain risks and uncertainties (This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. See "MD&A").

     The Company's executive offices are located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431. The Company's telephone number at such address is (561) 912-8000.

     See also MD&A and Note 17 of Notes to Consolidated Financial Statements for additional financial information on the Company's business segments.

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

     First introduced in Europe in the mid-1960's, Timeshare Interest ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. According to ARDA and other industry sources, timeshare industry sales grew at growth rates ranging from 14% to 17% annually during the period from 1992 through 2000. Also, the number of timeshare resorts worldwide, the number of Timeshare Interests owned and the number of timeshare owners grew by approximately 187%, 550% and 500%, respectively, from 1985 to 1998. No assurances can be given that such industry growth rates will continue.

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

     The Consumer. According to information compiled by ARDA, customers in the 40-49 year age range represented approximately 32% of all Timeshare Interest owners in the United States in 1998. Historically, the median age of a Timeshare Interest buyer at the time of purchase was 49. The median annual household income of Timeshare Interest owners in the United States in 1998 was approximately $77,000, with approximately 24% of all Timeshare Interest owners having annual household incomes greater than $100,000. The Company believes that, despite the industry's growth, Timeshare Interest ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

     Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. Under a points-based vacation club system, members purchase an annual allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the forthcoming year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. As of April 1, 2001, all of the Company's sales offices, with the exception of its La Cabana Beach and Racquet Club(TM) sales office in Aruba, were selling Timeshare Interests within the Bluegreen Vacation Club(TM) system.

     The owners of Timeshare Interests manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of April 1, 2001, the Company's resort property management division managed 20 resorts (including ten of the Company's resorts) and served an owner base of approximately 70,000.

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

     Participation in Independent Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by RCI and II, the two largest timeshare exchange companies worldwide. Ten of the Company's timeshare resorts are affiliated with RCI and have been awarded RCI's highest designation (Gold Crown), while the La Cabana

Beach and Racquet Club(TM) resort in Aruba (the "Aruba Resort") is affiliated with II. The Company's newest resort on the beach in Surfside, Florida will be affiliated with RCI when it opens for sales during fiscal 2002 and as a result has not yet been rated. A Timeshare Interest owner's participation in the RCI or II exchange network (the fee for which is paid by the Company in the first year of such owner's participation) allows such owner to exchange his annual Timeshare Interest for occupancy at over 3,500 participating resorts in the case of RCI and over 1,900 participating resorts in the case of II, based upon availability and the payment of a variable exchange fee. A member may exchange his Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. The failure of the Company or any of its resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

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

     The Residential Land and Golf Division is also focused on the development of golf courses and related amenities as the center-pieces of certain of the Company's residential land properties. As of April 1, 2001, the Company was marketing residential land lots in five projects that include golf courses developed either by the Company or a third party. The Company intends to acquire and develop additional golf communities, as management believes that the demographics and marketability of such properties are consistent with the Company's overall residential land strategy. Golf communities typically are larger, multi-phase properties, which require a greater capital commitment than the Company's single-phase residential land projects. There can be no assurances that the Company will be able to successfully implement its golf community strategy.

Company Products

  Timeshare Resorts

     All of the Company's resorts, with the exception of the Aruba Resort, are part of the Bluegreen Vacation Club(TM). The Company currently sells consumers an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. In addition to the Company's resorts, Bluegreen Vacation Club(TM) owners can use their points to stay at 18 additional resorts not owned by the Company, primarily located in Florida. By selling points in the club, the Company has the flexibility to deed timeshare interests in its resorts at any of its sales locations, both on-site (i.e., located on a resort property) and off-site.

     Set forth below is a description of each of the Company's timeshare resorts. All units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as big screen televisions, fireplaces, Jacuzzi tubs and video game systems. Most properties offer guests a clubhouse (with an indoor and/or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages all of its resorts with the exception of the Aruba Resort.

     MountainLoft(TM) -- Gatlinburg, Tennessee. The MountainLoft(TM) Resort in Gatlinburg, Tennessee is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

     Laurel Crest(TM) -- Pigeon Forge, Tennessee. Laurel Crest(TM) is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.

     Shore Crest(TM) Vacation Villas -- Myrtle Beach, South Carolina. Shore Crest(TM) Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

     Harbour Lights(TM) -- Myrtle Beach, South Carolina. Harbour Lights(TM)is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf and restaurants. The resort's Activities Center overlooks the Intracoastal Waterway.

     The Falls Village(TM) -- Branson, Missouri. The Falls Village(TM) is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by country music stars. Most resort customers come from areas within an eight to ten hour drive of Branson.

     Christmas Mountain Village(TM) -- Wisconsin Dells, Wisconsin. Christmas Mountain Village(TM) offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village(TM) attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

     Orlando's Sunshine(TM) -- Orlando, Florida. Orlando's Sunshine(TM) Resort is located on International Drive, near Wet'n'Wild water park and Universal Studios. During fiscal 2000, the Company completed construction on Phase II of the Orlando's Sunshine(TM) Resort, which includes 60 units, an outdoor swimming pool, hot tub and tennis courts.

     La Cabana Beach Resort & Racquet Club(TM) -- Aruba. Bluegreen Properties N.V. acquired the unsold Timeshare Interest inventory of the Aruba Resort
(approximately 8,000 Timeshare Interests) in December 1997 and additional Timeshare Interests from time to time thereafter. Established in 1989, the Aruba Resort is a 449-suite ocean front property, which offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

     Shenandoah Crossing(TM) -- Gordonsville, Virginia. Shenandoah Crossing(TM) features an 18-hole golf course, indoor and outdoor pools, tennis courts, horseback riding trails and a lake for swimming, fishing and boating.

     The Lodge Alley Inn(TM) -- Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn(TM) includes one- and two-bedroom suites, many furnished with an equipped kitchen, living room with fireplace, dining room, jacuzzi, pine wood floors, and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

     The Big Cedar Wilderness Club(TM) -- Ridgedale, Missouri. In 2000, Bluegreen/Big Cedar Vacations LLC(TM), a joint venture between the Company and Big Cedar(R) L.L.C., with 51% and 49% ownership respectively, began developing the Big Cedar Wilderness Club(TM), a 300-unit, wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. The Big Cedar Lodge is owned and operated by Big Cedar L.L.C., an affiliate of Bass Pro Shops, a privately-held retailer of fishing, marine, hunting, camping and sports gear. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas will enjoy fireplaces, private balconies, full kitchens and internet access. Planned amenities include indoor and outdoor swimming pools and hot tubs, lazy river, hiking trails, campfire area, beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis and spa.

     Surfside, Florida. In June 2001, the Company acquired the unsold Timeshare Interest inventory (3,033 Timeshare Interests) at an existing vacation ownership property located in Surfside, Florida, near Miami Beach. This as yet unnamed resort is located directly on the beach and features one and two bedroom vacation homes. Sales of this resort are anticipated to commence in September 2001, although there can be no assurances. The Company intends to renovate the resort's units, common areasand amenities.Such renovations are anticipated to be completed by February 2002, although there can be no assurances.

     The following table sets forth additional data with respect to each of the Company's resorts:

                                           Laurel       Shore       Harbour      The      Christmas                La Cabana
                              Mountain-   Crest(TM)    Crest(TM)  Lights(TM)    Falls      Mountain    Orlando's    Beach &
                               Loft(TM)    Pigeon       Myrtle      Myrtle    Village(TM) Village(TM) Sunshine(TM)  Racquet
                             Gatlinburg,    Forge,      Beach,      Beach,     Branson,   Wisconsin,    Orlando,   Club(TM),
Location                          TN          TN          SC          SC          MO      Dells, WI        FL        Aruba
----------------------------------------------------------------------------------------------------------------------------
Date sales commenced             7/94        8/95        4/96        6/97        7/97        9/97       12/98        1/98

Number of Timeshare
Interests completed as
of April 1, 2001 (1)           14,248      12,064      12,480       4,992       3,979       3,149       3,120       8,511

Number of Timeshare
Interests under
construction
as of April 1, 2001 (1)            --          --          --          --          --          --          --          --

Number of additional
Timeshare Interests
Planned (1)(2)                  4,680       8,840          --       8,736       9,256      12,423          --          --

Average Timeshare
Interests selling price -
Year ended April 1, 2001       $8,641      $9,133      $9,002      $9,272      $9,512      $9,556     $11,244      $8,985

Number of Timeshare
Interests sold through
April 1, 2001 (3)               9,013       7,874      10,530       4,302       3,786       3,476       4,759       4,523

                                Shenandoah         The          Big Cedar
                                 Crossing         Lodge        Wilderness
                              Farm & Club(TM)  Alley Inn(TM)   Club(TM)(4)
                               Gordonsville,    Charleston,     Ridgedale,    Surfside,
Location                            VA             SC               MO          FL(5)
---------------------------------------------------------------------------------------
Date sales commenced              4/98            2/99            11/00          (5)

Number of Timeshare
Interests completed as
of April 1, 2001 (1)             1,144           4,680              520            --

Number of Timeshare
Interests under
construction
as of April 1, 2001 (1)             --              --            1,248         3,033

Number of additional
Timeshare Interests
Planned (1)(2)                   9,256              --           13,416            --

Average Timeshare
Interests selling price -
Year ended April 1, 2001        $9,707          $9,921          $12,947            --

Number of Timeshare
Interests sold through
April 1, 2001 (3)                1,478           1,114               97            --

(1) The number of Timeshare Interests completed, under construction or planned are intended to be sold in 52 weekly intervals per vacation home for the Company's Shore Crest(TM), Harbour Lights(TM), Orlando's Sunshine(TM), La Cabana(TM), Lodge Alley Inn(TM) and Surfside resorts. The amounts for the remaining resorts include some vacation homes that can be subdivided and sold as two smaller vacation homes ("lock-out units"), each of which consists of 104 weekly intervals per vacation home.

(2) There can be no assurances that the Company will have the resources to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(3) Includes sales of Timeshare Interests that were sold on a biennial basis (i.e., sale of one-week periods every other year in perpetuity) as one Timeshare Interest sold. Therefore, the number of Timeshare Interests sold may exceed the total number of Timeshare Interests completed, under construction, and planned.

(4) Bluegreen/Big Cedar LLC(TM), in which the Company owns a 51% interest, is developing The Big Cedar Wilderness Club(TM).

(5) This resort was acquired by the Company in June 2001. Sales of Timeshare Interests at this resort are anticipated to commence in September 2001, although there can be no assurances.

Certain Residential Land and Golf Division Projects

     Set forth below is a description of the five largest projects currently marketed by the Residential Land and Golf Division, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented approximately 80.7% of the Residential Land and Golf Division's estimated remaining life-of-project sales at April 1, 2001.

     Mystic Shores(TM) -- Canyon Lake, Texas. The Company acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, the Company purchased an additional 435 acres for $2.7 million. The project includes an estimated 2,400 home sites, ranging in size from one to twenty acres. Mystic Shores(TM) is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property will also feature a junior Olympic swimming pool, bathhouse, open-air pavilion, picnic area and boat ramps. Aggregate development costs through April 1, 2001 were $6.2 million, with projected remaining expenditures to complete development at the project of $32.6 million. The Company began selling lots in March 2000, with aggregate sales of $17.9 million through April 1, 2001. Estimated remaining life-of-project sales were approximately $106.9 million as of April 1, 2001, based on retail selling prices as of that date.

     Lake Ridge at Joe Pool Lake(TM) -- Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, the Company acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154-acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The existing acreage will yield approximately 1,600 lots based on preliminary phase development, with most lots ranging in size from 1/4 to five acres. The Company began selling lots in April 1994 and aggregate sales through April 1, 2001 were $86.7 million. Aggregate development costs through April 1, 2001 were $29.9 million and the Company anticipates that the remaining capital expenditures to complete development at the project will be $26.1 million. The Company anticipates that unsold lots will be sold-out over the next five years. Estimated remaining life-of-project sales for this project were approximately $91.7 million as of April 1, 2001, based on retail selling prices as of that date.

     Brickshire(TM) -- New Kent, Virginia. The Company acquired 1,135 acres located 20 miles from Williamsburg and Richmond, Virginia, in September 1999 for $4.4 million. The property will consist of approximately 900 residential parcels, ranging in size from 1/4 to 2.5 acres, and will feature an 18-hole golf course designed by U.S. Open champion Curtis Strange. The property will also offer residents a community club and pool, tennis courts and scenic walking trails. Aggregate development costs through April 1, 2001 were $9.1 million, with projected remaining expenditures of $21.6 million. The Company began selling lots in December 1999, with aggregate sales of $9.3 million through April 1, 2001. Estimated remaining life-of-project sales were approximately $57.5 million as of April 1, 2001, based on retail selling prices as of that date.

     The Preserve at Jordan Lake(TM) -- Pittsboro, North Carolina. The Company acquired approximately 600 acres located in Pittsboro, North Carolina (near Chapel Hill, North Carolina) for $4.2 million in fiscal 2001. The project will be the site of a championship daily-fee golf course to be designed by PGA Champion Davis Love III. This 18-hole golf course is expected to be opened for play in Spring 2002. The project will also include a swimming pool, a fitness center, a recreation field and tennis courts. The Company anticipates that the project will consist of a total of approximately 516 lots, which range in size from approximately 1/3 acre to one acre. The Company began selling lots in December 2000, and aggregate sales through April 1, 2001 were $9.8 million. Aggregate development costs (net of costs capitalized separately in the golf course) through April 1, 2001 were $2.7 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $12.3 million. The Company anticipates that the remaining lots will be sold-out over the next 3 years. Estimated remaining life-of-project sales for this project were approximately $36.5 million as of April 1, 2001, based on retail selling prices as of that date.

     Mountain Lakes Ranch(TM) -- Bluffdale, Texas. The Company acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. The Company anticipates that the property will yield approximately 1,390 lots ranging in size from one to five acres, including both lakefront and waterview parcels. The Company began selling lots in March 2000, with aggregate sales of $6.0 million through April 1, 2001. Aggregate development costs through April 1, 2001 were $5.4 million and the Company anticipates that future capital expenditures to complete development at the project will be $9.6 million. Estimated life-of-project sales for Mountain Lakes Ranch(TM) were $32.6 million as of April 1, 2001, based on retail prices at that date, with a projected sell-out period of five years.

Acquisition of Timeshare and Residential Land and Golf Inventory

     In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land and golf inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee currently consists of George F. Donovan, President and Chief Executive Officer; John F. Chiste, Senior Vice President, Treasurer and Chief Financial Officer; Patrick E. Rondeau, Senior Vice President, Director of Legal Affairs; Daniel C. Koscher, Senior Vice President--President, Residential Land and Golf Division; David D. Philp, Senior Vice President and Chief Investment Officer and Mark T. Ryall, Senior Vice President and Chief Information Officer. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and gross profit margins.

  Resorts Division

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. Prior to acquiring property for future resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) anticipated supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's potential growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) uniqueness of location and demand for the location by existing Bluegreen Vacation Club(TM) owners and (v) barriers to entry that would limit competition. The Company anticipates that its timeshare resorts will generally have a sell-out term of approximately seven years.

     The Company intends to continue to pursue growth by expanding or supplementing the Company's existing resorts operations through acquisitions in destinations that will complement such existing operations. Because the timeshare industry is highly fragmented, the Company believes that significant opportunities exist to make selected acquisitions at attractive valuations. Acquisitions the Company may consider include acquiring additional Timeshare
Interest inventory, operating companies, management contracts, Timeshare Interest mortgage portfolios and properties or other timeshare-related assets that may be integrated into the Company's operations. In addition, the Company intends to continue to pursue timeshare resort locations in areas outside the United States, particularly in the Caribbean, as well as Central and South America. No assurances can be given that the Company will be successful in its acquisition strategy.

Residential Land and Golf Division

     The Residential Land and Golf Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located near a major population center outside the perimeter of intense subdivision development or in popular retirement areas,
(ii) is suitable for subdivision,  (iii) has attractive  topographical features,
(iv) for certain projects, could accommodate a golf course and related amenities and (v) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into parcels typically ranging in size from 1/4 acre to twenty acres. During fiscal 2000, the Company acquired 11,340 acres in seven separate transactions for a total purchase price of approximately $40.1 million or $3,537 per acre and during fiscal 2001, the Company acquired 4,879 acres in five separate transactions for a total purchase price of $15.2 million, or $3,114 per acre.

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

     The Residential Land and Golf Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, often before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, prior to acquiring property in new areas, the Company will conduct test marketing for a prospective project prior to entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory that meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial position. See "MD&A".

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

     By requiring, in most cases, that regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy enables the Residential Land and Golf Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding such properties and (iii) the risk of acquiring properties that may not be suitable for sale. It also provides the Residential Land and Golf Division an additional source of available properties to meet customer demand. In certain circumstances, however, the Company has acquired properties and strategically held such projects until their prime marketing seasons.

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

Marketing and Sale of Inventory

  Resorts Division

     The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including telemarketing mini-vacations, kiosks in retail locations, targeted mailings, marketing to current owners of Timeshare Interests and referrals. The Resorts Division provides hotel accommodations to prospective purchasers at reduced prices in exchange for their touring the timeshare resort. To support its marketing and sales efforts, the Company has developed and continues to enhance its customer relationship management computer software system to track its timeshare marketing and sales programs. Management believes that, as the Resort Division's timeshare operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities. In June 2000, the Company entered into an exclusive marketing agreement with Big Cedar Lodge and Bass Pro Shops of Springfield, Missouri. Under the terms of the 10-year agreement, Bluegreen will market its Vacation Club product to Bass Pro Shops' estimated 30 million annual retail customers and 34 million catalog subscribers. Bluegreen now markets its Vacation Club at each of Bass Pro Shops' national retail locations, using, among other means, interactive kiosks and other retail promotions. Bluegreen also has an exclusive timeshare marketing presence on Bass Pro Shops' web site that is linked to the Company web site. The Company believes that this new marketing agreement will result in more effective and cost-efficient marketing for the Resorts Division although there can be no assurances that such effectiveness and efficiency will be achieved.

     Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During fiscal 2000, total advertising expense for the Resorts Division was $37.2 million or 31.8% of the division's $117.3 million in sales. During fiscal 2001, total advertising expense for the Resorts Division was $46.0 million or approximately 34% of such division's $137.4 million in sales. See MD&A for a discussion of the Company's sales, general and administrative expenses.

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

     In addition to sales offices located at its resorts, the Company also operates three off-site sales offices serving the Indianapolis, Indiana; Cleveland, Ohio; and Detroit, Michigan markets. The Company closed its off-site sales office serving the Louisville, Kentucky market during fiscal 2001 due to low operating margins being generated by the site. These off-site sales offices market and sell Timeshare Interests in the Company's points-based Vacation Club, and allow the Company to bring its products to markets with favorable demographics and low competition for prospective buyers. The Cleveland and Detroit off-sites sell Timeshare Interests using the Company's "Bluegreen Air" virtual-reality jet airline experience as part of the sales presentation. During fiscal 2001, the "Bluegreen Air" offices (excluding Louisville, which generated a $798,000 loss in fiscal 2001) generated $22.3 million and $1.0 million or 16.2% and 10.3% of the Resorts Division's sales and field operating profit, respectively. The Company intends to evaluate its off-site sales office strategy during fiscal 2002.

     The  Company  believes  that  the   attractiveness  of  Timeshare  Interest
ownership has been enhanced significantly by the Bluegreen Vacation Club(TM) program and the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interests in a particular year, for an occupancy right at another participating network resort at either the same or a different time. The Aruba Resort is affiliated with the timeshare exchange network operated by II, while the Company's ten other resorts currently in sales are affiliated with RCI's timeshare exchange network. If the Company's resorts cease to qualify for the exchange networks or such networks cease to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

     For further information on sales and other financial information (including segment information) attributable to the Resorts Division, see "MD&A" and the Company's consolidated financial statements and the related Notes.

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

     The most widely used marketing technique by the Residential Land Division is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property and local newspapers. In addition, the Company uses its customer relationship management system, which enables the Company to quickly compile information on the previously identified prospects most likely to be interested in a particular project. The Residential Land and Golf Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The Company estimates that the conversion ratio of sales to prospects receiving on-site sales presentations has historically been approximately 20%. A sales representative who is knowledgeable about the property answers each inquiry generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determines whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During fiscal 2000, the Residential Land and Golf Division incurred $7.1 million in advertising expense, or 7.3% of such division's $97.2 million in sales. During fiscal 2001, the Residential Land and Golf Division incurred $8.6 million in advertising expense, or approximately 9.6% of such division's $88.9 million in sales.

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

Customer Financing

  General

     During fiscal 1999, 2000 and 2001, the Company financed 40%, 52% and 62%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and residential land to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since 1999 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 46%, 55% and 61% of consolidated sales during fiscal 1999, 2000 and 2001, respectively. Approximately 97% of all purchasers of Timeshare Interests finance with the Company (compared to approximately 2% of residential land purchasers in fiscal
2001). In recent years, the percentage of residential land customers who utilized the Company's financing has declined materially due to, among other things, an increased willingness on the part of local banks to extend direct lot financing to purchasers.

     The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of residential land and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

     The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during fiscal 1999, 2000 and 2001, provides for terms of seven or ten years and a fixed interest rate. Historically, at the closing, the Company and the purchaser executed a contract for deed agreement. After the obligation is paid in full, the Company delivers a deed to the purchaser. In connection with the Company's Timeshare Interest sales within the Bluegreen Vacation Club(TM) system, the Company delivers the deed on behalf of the purchasers to the trustee of the Bluegreen Vacation Club(TM) and secures repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. The Company does not believe that the transfer to a note and mortgage system has had or will have a material adverse effect on its servicing operations or financial results, although no assurances can be given.

     The Company also offers financing of up to 90% of the purchase price of all parcels sold under the Residential Land and Golf Division to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. Management believes such strategy has improved the quality of the notes receivable generated by its Residential Land and Golf Division in recent years. An average note receivable underwritten by the Company during fiscal 1999, 2000 and 2001 has a term of ten years. Most notes receivable bear interest at a fixed interest rate and are secured by a first lien on the land.

     The weighted-average interest rate on the Company's notes receivable was 15.0%, 15.1% and 15.2% at March 28, 1999, April 2, 2000 and April 1, 2001,
respectively.

  Loan Underwriting

     Resorts Division. Consistent with industry practice, Timeshare Interest financing is not subject to extensive loan underwriting criteria. Customer financing on sales of Timeshare Interests requires (i) receipt of a minimum downpayment of 10% of the purchase price and (ii) a contract for deed or note and mortgage, as applicable, and other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. As of April 1, 2001, approximately 70% of the Company's timeshare notes receivable are serviced through the Company's pre-authorized payment plan. Historically, timeshare receivables have had a higher default rate than residential land receivables.

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

  Collection Policies

     Resorts Division. The Company's timeshare receivables have been historically documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning the Resorts Division are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, telephone contact commences with the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent. After an account is 30 days delinquent, the Company typically sends a third letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser.

     In connection with the implementation of its points-based Bluegreen Vacation Club(TM) system, the Company has converted to a note and mortgage system. In addition to the 10, 15 and 30 day collection correspondence outlined above, at 60 days delinquent, a lock-out letter is sent to the Bluegreen Vacation Club(TM) customer prohibiting such customer from making a reservation for lodging at a resort property. If the default continues, at 90 days delinquent, a Notice of Intent to Cancel Membership is mailed. This informs the customer that unless the default is cured within 30 days, membership in the Bluegreen Vacation Club(TM) will be terminated. If the default is not cured, a Termination Letter is sent, typically at 120 days. At such time, the Timeshare Interest can be resold to a new purchaser.

     Residential Land and Golf Division. Collection efforts and delinquency information concerning the Residential Land and Golf Division are also managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company contacts the customer by telephone. Attempts are then made to contact the customer via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is made or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

     Loan Loss Reserves. The reserve for loan losses as a percentage of outstanding notes receivable was 3.5%, 4.1% and 4.6% at March 28, 1999, April 2, 2000 and April 1, 2001, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, estimated value of the underlying collateral, present and expected economic conditions as well as the quality of the receivables. (See "MD&A" for further discussion of the Company's provision for loan losses.)

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

     Since fiscal 1999, the Company has maintained timeshare receivables purchase facilities with financial institutions. Under the current purchase facility in effect at April 1, 2001 (the "Purchase Facility"), a special purpose finance subsidiary of the Company sold $77.7 million aggregate principal amount of timeshare receivables in securitization transactions. Receivables were sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. Subject to its terms, the Purchase Facility will allow the Company to sell up to an additional $17.0 million aggregate principal amount of timeshare receivables through October 16, 2001. The Company is currently negotiating new timeshare receivables purchase facilities with two financial institutions. There can be no assurances that the Company's negotiations will result in the Company obtaining either or both facilities on acceptable terms to the Company, if at all. In connection with the Purchase Facility, the Company also entered into a warehouse facility with the same institution, pursuant to which the Company has the ability to borrow against receivables through October 16, 2001. The Company is also currently negotiating a new warehouse facility with that same institution. There can be no assurances that such negotiations will be successful. See further discussion of the terms of the Purchase Facility and the warehouse facility under "MD&A" -- Credit Facilities for Timeshare Receivables and Inventories".

Receivables Servicing

     Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in the Bluegreen Vacation Club(TM) in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to substantially all of the receivables it sells through REMICs and all of the receivables sold under the Purchase Facility. The Company typically receives an annual servicing fee ranging from approximately .5% to 2.0% of the principal balance.

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

     The Company's sales and marketing of residential land are subject to various consumer protection laws and to the Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to, and approved by, HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

     The Company's timeshare resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Timeshare Interests. Laws in each state where the Company sells Timeshare Interests generally grant the purchaser of a Timeshare Interest the right to cancel a contract of purchase at any time within a specified period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. As required by state laws, the Company provides its timeshare purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a Timeshare Interests owner.

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

Competition

     The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. The Resorts Division competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson, Bass Hotels, Fairfield Communities and Silverleaf Resorts. The Company also competes with numerous other smaller owners and operators of timeshare resorts. The Residential Land and Golf Division competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of residential lots. Competition may be generally smaller with respect to the Company's residential lot sales in the more rural markets in which it operates. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale. Although, as noted above, the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's
Timeshare Interests and its results of operations. In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of Residential Land and Golf Division sales as evidenced by the low percentage of residential land sales internally financed since 1995. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Personnel

     As of April 1, 2001, the Company had 2,372 employees. Of the 2,372 employees, 190 were located at the Company's headquarters in Boca Raton, Florida, and 2,182 in regional field offices throughout the United States, Aruba and Canada (the field personnel include 222 field employees supporting the Company's Residential Land and Golf Division and 1,960 field employees supporting the Company's Resorts Division). Only the Company's employees in Aruba are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of May 1, 2001.

     Name               Age             Position
     ----               ---             --------
George F. Donovan        62      President and Chief Executive Officer
John F. Chiste           45      Senior Vice President, Chief Financial Officer and Treasurer
Daniel C. Koscher        43      Senior Vice President - President, Land & Golf Division
David D. Philp           39      Senior Vice President and Chief Investment Officer
Patrick E. Rondeau       54      Senior Vice President, Director of Corporate Legal Affairs and Clerk
Mark T. Ryall            41      Senior Vice President and Chief Information Officer
Allan J. Herz            41      Vice President and Director of Mortgage Operations
Susan J. Milanese        42      Vice President and Director of Human Resources
Anthony M. Puleo         33      Vice President and Chief Accounting Officer

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

John F. Chiste joined the Company in July 1997 as Treasurer and Chief Financial Officer. In 1998, Mr. Chiste was also named Senior Vice President. From January 1997 to June 1997, Mr. Chiste was the Chief Financial Officer of Compscript, Inc., an entity that provides institutional pharmacy services to long-term health care facilities. From December 1992 to January 1997, he served as the Chief Financial Officer, Secretary and Treasurer of Computer Integration Corporation, a publicly-held distribution company that provides information products and services to corporations nationwide. From 1983 through 1992, Mr. Chiste held various positions with Ernst & Young LLP, most recently serving as a Senior Manager. Mr. Chiste holds a B.B.A. in Accounting and is a Certified Public Accountant.

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

David D. Philp joined the Company in August 1999 as Chief Investment Officer. In 2000, Mr. Philp was also named Senior Vice President. From February 1996 to August 1999, Mr. Philp was a Vice President and Corporate Officer directly responsible for new property acquisitions with Sunterra Corporation, a publicly held timeshare resort developer. From September 1995 to January 1996, he served as a co-owner of E & O Development, an entity involved in the development of new restaurant concepts in California. From September 1994 to August 1995, Mr. Philp was a Regional Director of Development with responsibility for property acquisitions and hotel management contract negotiations for Doubletree Hotels Corporation, a national hotel chain. Mr. Philp holds a B.S. in Hotel Administration.

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

Mark T. Ryall joined the Company in October 2000 as Chief Information Officer. In November 2000, Mr. Ryall was also named Senior Vice President. From 1997 through 2000, Mr. Ryall was Vice President and Chief Information Officer at AHL Services, Inc., a publicly held provider of outsourcing solutions based in Atlanta, Georgia. From 1990 to 1997, Mr. Ryall served as Group Project Manager, Management Information Systems, at Ryder System, Inc., a publicly held provider of logistics, supply chain and transportation management solutions worldwide, based in Miami, Florida. From 1983 through 1990, Mr. Ryall held various positions with Andersen Consulting, an international technology consulting firm. Mr. Ryall holds an M.B.A.

Allan J. Herz joined the Company in 1992 and was named Director of Mortgage Operations in September 1992. Mr. Herz was also elected Vice President in 1993. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10 year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and an M.B.A.

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

Item 2. PROPERTIES.

     The Company's principal executive office is located in Boca Raton, Florida in approximately 74,000 square feet of leased space. On April 1, 2001, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba. See further description of the Company's resort and land properties under "Item 1. Business--Company Products".

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

     In addition to its other ordinary course litigation, the Company became a defendant in two proceedings during fiscal 1999. First, an action was filed in Colorado state court against the Company on December 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal.

     Second, an action was filed on July 10, 1998 in the District Court for the State of Texas in the County of Montgomery against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold parcels to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies. During fiscal 2001, the court advised the parties in open court that the Company's motion for summary judgment was granted, thus dismissing all of the Plaintiff's claims for damages, subject to the Plaintiffs' right of appeal. The parties are awaiting the court's written decision documenting the summary judgment.

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

     On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of April 1, 2001, aggregate interest was approximately $1.1 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the symbol "BXG". The following table sets forth, for the periods indicated, the high and low closing price of the common stock as reported on the NYSE:

                         Price Range                              Price Range
                         High     Low                             High     Low
     --------------------------------------------------------------------------
     Fiscal 2000                              Fiscal 2001
     First Quarter      $6.50    $4.88        First Quarter      $4.06    $2.75
     Second Quarter      6.38     4.56        Second Quarter      3.75     2.63
     Third Quarter       5.63     4.38        Third Quarter       3.25     1.56
     Fourth Quarter      4.94     3.06        Fourth Quarter      2.60     1.53

     The Company did not pay any cash or stock dividends during fiscal 2000 or fiscal 2001. The Company does not anticipate paying any dividends in the foreseeable future, as it currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998, and certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its Common Stock.

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

Item 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                           As of or for the Year Ended,
                                                          -------------------------------------------------------------
                                                          March 30,     March 29,    March 28,    April 2,     April 1,
(dollars in thousands, except per share data)               1997          1998         1999         2000         2001
                                                          --------      --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:

Sales                                                     $109,722      $172,659     $225,816     $214,488     $226,310
Other resort and golf operations revenues                      259         5,728       14,881       21,745       28,213
Interest income                                              6,255        10,819       14,804       15,652       17,317
Gain (loss) on sale of notes receivable                        (96)           --        3,692        2,063        3,281
Other income                                                   259           312          522          735          572
                                                          --------      --------     --------     --------     --------
Total revenues                                             116,399       189,518      259,715      254,683      275,693
Income (loss) before income taxes
   and minority interest                                    (7,390)       17,003       31,917       10,565        3,002
Net income (loss)                                           (4,360)       10,000       17,040        6,777        2,717
Earnings (loss) per common share:
  Basic                                                      (0.21)         0.49         0.77         0.29         0.11
  Diluted                                                    (0.21)         0.46         0.66         0.28         0.11

BALANCE SHEET DATA:

Notes receivable, net                                     $ 35,062      $ 81,293     $ 64,380     $ 70,114     $ 74,796
Inventory, net                                              86,661       107,198      142,984      197,093      193,634
Total assets                                               169,627       272,963      347,318      413,983      419,681
Shareholders' equity                                        59,243        69,993      119,349      134,044      136,790
Book value per common share                                   2.94          3.45         4.95         5.50         5.65

OTHER DATA:

EBITDA (1)                                                $  8,291      $ 29,897     $ 48,402     $ 30,986     $ 27,354
Weighted-average interest rate on notes
     receivable at period end                                 13.3%         14.9%        15.0%        15.1%        15.2%
Resorts division statistics:
   Total resort division sales                            $ 27,425      $ 60,751     $103,127     $117,271     $137,411
   Number of resorts at period end                               4             8           10           10           11
   Gross margin on resort sales                               71.0%         74.0%        75.7%        76.7%        77.4%
   Number of timeshare intervals sold (2)                    3,195         6,904       11,764       12,547       14,775
Residential land and golf division statistics:
   Total residential land and golf division
     sales                                                $ 82,297      $111,908     $122,689     $ 97,217     $ 88,899
   Gross margin on sales of land                              40.3%         47.6%        54.0%        51.1%        46.3%
   Number of land parcels sold (2)                           2,203         2,469        2,380        1,846        1,614

(1) EBITDA should not be considered in isolation or construed as a substitute for the Company's net income (loss), income (loss) from operations, cash flows from operating activities or liquidity in analyzing the Company's operating performance, financial position or cash flows. EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The following table reconciles EBITDA to net income (loss) (amounts in thousands).

                                                                               For the Year Ended,
                                                          ---------------------------------------------------------------
                                                          March 30,    March 29,     March 28,      April 2,      April 1,
                                                            1997         1998           1999          2000          2001
                                                          -------       -------       -------       -------       -------
Net income (loss)                                         $(4,360)      $10,000       $17,040       $ 6,777       $ 2,717
Extraordinary loss, net of income taxes                        --            --         1,682            --            --
Interest expense                                            5,459         9,281        12,922        13,841        15,494
Capitalized interest expense included in cost of
     sales                                                    956         2,565         1,830         2,407         2,384
Provision (benefit) for income taxes                       (3,030)        6,803        12,610         4,055         1,156
Provision for non-recurring costs (a)                       8,200            --            --            --            --
Depreciation and amortization (b)                           1,066         1,248         2,318         3,906         5,603
                                                          -------       -------       -------       -------       -------
EBITDA                                                    $ 8,291       $29,897       $48,402       $30,986       $27,354
                                                          =======       =======       =======       =======       =======

     (a) The provision for non-recurring costs represents the Company's $8.2 million write-down of certain Communities Division and Residential Land Division properties in the first quarter of fiscal 1997.

     (b) Excludes amortization of debt issuance costs, which is included in interest expense.

(2) Unit sales data includes those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting (see "Contracts Receivable and Revenue Recognition" under Note 1 of Notes to Consolidated Financial Statements.) Also Includes sales of Timeshare Interests that were sold on a biennial basis (i.e., sale of one-week periods every other year in perpetuity) as one Timeshare Interest sold.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Certain Definitions and Cautionary Statement Regarding Forward-Looking Statements

          The following discussion of the results of operations and financial condition of Bluegreen Corporation (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion, references to "real estate" and to "inventories" collectively encompass the Company's inventories held for sale by the Resorts Division and Residential Land and Golf Division. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Vacation Club product with an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. "EBITDA" refers to net income (loss) before extraordinary item, interest expense (including interest expense previously capitalized and then expensed in cost of sales during the periods presented), income taxes, depreciation and amortization. "Estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or residential lots, as the case may be, at current retail prices.

          Market and industry data used throughout this Annual Report were obtained from internal Company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association ("ARDA"), a non-profit industry organization. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, internal Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data are accurate.

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

p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Bluegreen Vacation Club(TM) is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements.

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

     The Company recognizes revenue on residential land and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. The Company has been dedicating greater resources to more capital-intensive residential land and timeshare projects. As development on more of these larger projects is begun, and based on the Company's ability and strategy to pre-sell projects when minimal development has been completed, the amount of income deferred under the percentage-of-completion method of accounting may increase significantly (see "Contracts Receivable and Revenue Recognition" under Note 1 of Notes to Consolidated Financial Statements.)

     Costs associated with the acquisition and development of timeshare resorts and residential land properties, including carrying costs such as interest and taxes, are capitalized as real estate and development costs and are allocated to cost of real estate sold as the respective revenue is recognized.

     Effective September 30, 1997, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of RDI Group, Inc. and Resort Title Agency, Inc. (collectively "RDI") for a purchase price of $7.5 million consisting of $6.0 million cash and a $1.5 million, 9% promissory note due October 3, 1999. RDI was privately-held and owned timeshare resorts in Orlando, Florida and Wisconsin Dells, Wisconsin, as well as a points-based vacation club. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of RDI have been included in the Company's consolidated financial statements from September 30, 1997. Approximately $1.8 million of goodwill, which is included in other assets on the consolidated balance sheet, was recognized in connection with the acquisition of RDI. The goodwill is being amortized over 25 years.

     On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V.(TM) ("BPNV"), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club(TM), a fully developed timeshare resort in Oranjestad, Aruba, in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly principal payments of approximately $278,000.

     On August 25, 2000, the Company acquired the 50% minority ownership interest in BPNV. The minority interest was acquired for $250,000 in cash, which approximated the book value of the minority interest on the acquisition date. Subsequent to the acquisition, the Company also repaid the principal of the $3.0 million loan to an affiliate of the former joint venture partner in BPNV and wrote off approximately $368,000 of forgiven accrued interest. The Company now owns 100% of BPNV.

     On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc., to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC(TM) (the "Joint Venture"). The Joint Venture is developing, marketing and selling Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. During the year ended April 1, 2001, the Company made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture.

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

     The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during any of the three years ended April 1, 2001. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

     The Company's operations are managed under two divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis. The results of operations from sales of remaining factory-built manufactured home/lot packages and undeveloped lots, previously managed under the Company's Communities Division, have been combined with the results of operations of the Residential Land and Golf Division in the prior periods, due to immateriality.

     Inventory is carried at the lower of cost, including costs of improvements and amenities, incurred subsequent to acquisition, or fair value, net of costs to dispose (see Note 1 of Notes to Consolidated Financial Statements).

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

Results of Operations

         (in thousands)                                                              Residential
                                                            Resorts                  Land and Golf                    Total
                                                     ---------------------       ---------------------       ---------------------
Year Ended March 28, 1999
-------------------------
Sales                                                $ 103,127       100.0%      $ 122,689       100.0%      $ 225,816       100.0%
Cost of sales (1)                                      (25,013)      (24.3)%       (56,482)      (46.0)%       (81,495)      (36.1)%
                                                     ---------     -------       ---------     -------       ---------     -------
Gross profit                                            78,114        75.7%         66,207        54.0%        144,321        63.9%

Other resort and golf operations revenues               13,825        13.4%          1,056         0.9%         14,881         6.6%
Cost of resort and golf operations                     (14,197)      (13.8)%        (1,780)       (1.5)%       (15,977)       (7.1)%
Field selling, general and administrative
   expenses (2)                                        (65,870)      (63.9)%       (33,617)      (27.4)%       (99,487)      (44.1)%
                                                     ---------     -------       ---------     -------       ---------     -------
Field operating profit                               $  11,872        11.5%      $  31,866        26.0%      $  43,738        19.4%
                                                     =========     =======       =========     =======       =========     =======

Year Ended April 2, 2000
------------------------
Sales                                                $ 117,271       100.0%      $  97,217       100.0%      $ 214,488       100.0%
Cost of sales (1)                                      (27,374)      (23.3)%       (47,583)      (48.9)%       (74,957)      (34.9)%
                                                     ---------     -------       ---------     -------       ---------     -------
Gross profit                                            89,897        76.7%         49,634        51.1%        139,531        65.1%

Other resort and golf operations revenues               19,038        16.2%          2,707         2.8%         21,745        10.1%
Cost of resort and golf operations                     (17,112)      (14.6)%        (3,836)       (4.0)%       (20,948)       (9.8)%
Field selling, general and administrative
   expenses (2)                                        (84,413)      (72.0)%       (25,918)      (26.7)%      (110,331)      (51.4)%
                                                     ---------     -------       ---------     -------       ---------     -------
Field operating profit                               $   7,410         6.3%      $  22,587        23.2%      $  29,997        14.0%
                                                     =========     =======       =========     =======       =========     =======

Year Ended April 1, 2001
------------------------
Sales                                                $ 137,411       100.0%      $  88,899       100.0%      $ 226,310       100.0%
Cost of sales (1)                                      (31,049)      (22.6)%       (47,746)      (53.7)%       (78,795)      (34.8)%
                                                     ---------     -------       ---------     -------       ---------     -------
Gross profit                                           106,362        77.4%         41,153        46.3%        147,515        65.2%

Other resort and golf operations revenues               26,326        19.2%          1,887         2.1%         28,213        12.5%
Cost of resort and golf operations                     (22,068)      (16.1)%        (2,883)       (3.2)%       (24,951)      (11.1)%
Field selling, general and administrative
   expenses (2)                                       (100,896)      (73.4)%       (27,166)      (30.6)%      (128,062)      (56.6)%
                                                     ---------     -------       ---------     -------       ---------     -------
Field operating profit                               $   9,724         7.1%      $  12,991        14.6%      $  22,715        10.0%
                                                     =========     =======       =========     =======       =========     =======

(1)  Cost of  sales  represents  the  cost of  inventory  including  the cost of
     improvements,   amenities  and  in  certain  cases  previously  capitalized interest and real estate taxes.

(2) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $15.2 million, $18.7 million and $20.5 million for 1999, 2000 and 2001, respectively.

Sales

     Consolidated sales were $225.8 million for the year ended March 28, 1999 ("fiscal 1999"), $214.5 million for the year ended April 2, 2000 ("fiscal 2000") and $226.3 million for the year ended April 1, 2001 ("fiscal 2001"), representing a decrease of 5.0% from fiscal 1999 to fiscal 2000 and an increase of 5.5% from fiscal 2000 to fiscal 2001.

Resorts Division

     During fiscal 1999, fiscal 2000 and fiscal 2001, sales of Timeshare Interests contributed $103.1 million or 46%, $117.3 million or 55% and $137.4 million or 61%, respectively, of the Company's total consolidated sales.

     The following  table sets forth certain  information for sales of Timeshare
Interests   for  the   periods   indicated,   before   giving   effect   to  the
percentage-of-completion method of accounting.

                                                                Years Ended,
                                                   ----------------------------------------
                                                   March 28,       April 2,        April 1,
                                                     1999            2000            2001
                                                     ----            ----            ----
Number of Timeshare Interests sold                  11,764          12,547          14,775
Average sales price per Timeshare Interests         $8,787          $9,061          $9,368
Gross margin                                            76%             77%             77%

     The increase in the number of Timeshare Interests sold during fiscal 2000 as compared to fiscal 1999 is primarily due to the Company's Bluegreen Air(TM) offsite sales offices (i.e., not located onsite at one of the Company's resorts). In fiscal 2000, the Bluegreen Air(TM) offsite sales offices served the Louisville, Kentucky; Cleveland, Ohio; and Detroit, Michigan markets and provided prospective buyers with a virtual-reality jet airline experience to present the Company's Vacation Club product. The Company opened the Detroit office during fiscal 2000, generating 385 Timeshare Interest sales during the start-up phase. Same location sales increased by 1,230 Timeshare Interests sold at the Louisville and Cleveland sites due to the success of the sales concept and the maturation of the offices. Overall, the Bluegreen Air(TM) sales offices generated an additional 1,615 Timeshare Interest sales during fiscal 2000 as compared to fiscal 1999.

     These increases during fiscal 2000 were partially offset by net decreases at the Company's Aruba and other existing sales locations. The Company's La Cabana Beach and Racquet Club(TM) sales office in Aruba experienced a decrease of 665 in the number of Timeshare Interests sold (1,835 and 1,170 Timeshare Interests sold during fiscal 1999 and 2000, respectively). The resort experienced a slowdown in operations during fiscal 2000 as a result of transitioning its sales staff from an employee leasing arrangement to permanent employee status, which resulted in attrition among the sales force. New sales personnel have since been hired to replace those who left during the transition. In addition, a decreased amount of available Timeshare Interests related to summer weeks contributed to decreased sales during the summer months (as buyers in Aruba tend to want to buy Timeshare Interests related to the same period that they are currently there on vacation). The Company is reviewing its pricing of non-summer weeks and is considering the implementation of the Bluegreen Vacation Club(TM) at the Aruba sales office in order to eliminate the summer inventory issue. There can be no guarantees that pricing changes will have a positive impact on sales or that the Company will be able to successfully implement the Bluegreen Vacation Club(TM) at La Cabana(TM).

     The remaining offsetting decreases at the Company's other existing sales offices during fiscal 2000 were due to the adverse impact of Hurricanes Dennis and Floyd on vacation traffic and therefore sales tour flow. Also, inconsistent methods of selling the Bluegreen Vacation Club(TM) product, customer service issues and the adverse effects during the transition period of a reorganization of the Resorts Division's regional management structure in order to better position the Company for future growth had an adverse impact on sales during fiscal 2000. These factors caused lower prospect-to-sale conversion rates and higher cancellation rates during fiscal 2000, and therefore lower sales and higher marketing costs. The Company has taken steps to make the Bluegreen
Vacation Club(TM) sales process and pricing more uniform throughout the organization and has implemented a formal customer service initiative.

     The increase in the number of timeshare sales transactions during fiscal 2001 as compared to fiscal 2000 is primarily due to the fiscal 2000 opening of the Company's Bluegreen Air(TM) offsite sales office serving the Detroit, Michigan market. The Detroit sales office generated 386 and 1,373 timeshare sales transactions during fiscal 2000 and fiscal 2001, respectively.

     In addition, the Company's MountainLoft(TM) resort sales office in Gatlinburg, Tennessee generated 595 more timeshare sales transactions during fiscal 2001 as compared to fiscal 2000, due to a 28% increase in prospective buyers touring the property combined with a 3%-point increase in the sales office's prospect-to-tour conversion percentage. Also, the Company's Lodge Alley Inn(TM) sales office in Charleston, South Carolina generated 299 more sales during fiscal 2001 as compared to fiscal 2000, due to a 43% increase in prospective buyers touring the property combined with a 3%-point increase in the sales office's prospect-to-tour conversion percentage. The Falls Village(TM) resort generated 281 more sales during fiscal 2001 as compared to fiscal 2000, due to a 9% increase in prospective buyers touring the property combined with a 2%-point increase in the sales office's prospect-to-tour conversion percentage. These increases are attributed to the implementation of an improved sales process relative to the Bluegreen Vacation Club(TM) product and more effective marketing programs.

     Finally,  the  opening  of the  Company's  51%-owned  Big Cedar  Wilderness
Club(TM) resort adjacent to the Big Cedar Lodge in Ridgedale, Missouri, contributed to the overall increase in the number of Timeshare Interests sold during fiscal 2001.

     The increase in average sales price during fiscal 2000 as compared to fiscal 1999 was primarily due to sales of Timeshare Interests in the Company's Lodge Alley Inn(TM) and Orlando's Sunshine II(TM) resorts, which generated average sales prices of $12,311 and $11,515, respectively.

     The increase in average sales price during fiscal 2001 as compared to fiscal 2000 was primarily due to an across-the-board price increase per Bluegreen Vacation Club(TM) point sold and efforts to better manage sales of and the pricing of biennial Timeshare Interests as compared to full Timeshare Interests.

     Gross profit from other resort services increased 618% during fiscal 2000 as compared to fiscal 1999. The increase was due to increased profits generated by Resort Title Agency(TM), Inc. ("Title"), the Company's wholly-owned title company. Title's operating profit increased $1.2 million during fiscal 2000 primarily due to the fact that all Bluegreen Vacation Club(TM) sales are now processed through Title (in fiscal 1999 not all sales were Bluegreen Vacation Club(TM) sales - in fiscal 2000, all sales except those in Aruba were Bluegreen Vacation Club(TM) sales). Also, the Company recognized an additional $600,000 of operating profit related to management and reservation fee income earned for services provided to Bluegreen Vacation Club(TM) members.

     Gross profit from other resort services increased 121% during fiscal 2001 as compared to fiscal 2000. The primary reason was that the Company's cost of subsidizing the property owners' associations which maintain our resort properties, net of any rental income that was derived from renting timeshare intervals and a pro-rata maintenance fee charged to each new timeshare buyer, decreased $1.4 million, primarily as a result of the maturation of the Company's resorts Also, revenues generated by Title increased commensurate with the increase in Timeshare Interest sales, as Title earns closing cost fees on every Timeshare Interest sold by the Company. In addition, the increased membership in the Bluegreen Vacation Club(TM) as a result of new Timeshare Interests sold in fiscal 2001 caused the Company's profits from managing the club to increase approximately $400,000.

     The increase in field selling, general and administrative expenses as a percentage of sales during fiscal 2000 as compared to fiscal 1999 was due to the lower prospect-to-sales conversion rates and the costs of the Aruba sales force transition, discussed above.

     The 1.4%-point increase in field selling, general and administrative expenses as a percentage of sales during fiscal 2001 as compared to fiscal 2000 was due primarily to increased selling and marketing costs in the Bluegreen Air(TM) offsite sales offices. The Bluegreen Air(TM) selling and marketing costs increased from 71% to 77% of the related sales during fiscal 2000 and fiscal 2001, respectively, and are primarily due to higher costs per prospect and lower prospect-to-sale conversion ratios in these offsite markets. The Company has made a change in the senior management of these offsite sales offices and is currently reviewing its overall offsite strategy. On November 11, 2000, the
Company closed the Bluegreen Air(TM) off-site sales office serving the Louisville, Kentucky market. The Louisville office generated a field operating loss of $798,000 during fiscal 2001. The Company has adopted a plan which is intended to improve the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro (see Note 3 of Notes to Consolidated Financial Statements), the centralization of most resort marketing operations at the Company's headquarters, the continued centralization of the Company's telemarketing operations in South Florida, the implementation of a centralized resort marketing customer relationship management system, continuing to monitor and, if necessary, eliminate marginally performing sales operations and implementing a Company-wide initiative to reduce costs and increase efficiency in all areas. Many portions of the plan have already been implemented including the opening of centralized resort telemarketing operations near the Company's headquarters, the centralization of sales management under a national director of sales and the Company-wide cost reduction initiative. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not continue to increase as a percentage of sales in the near term.

Residential Land and Golf Division

     During fiscal 1999, 2000 and 2001, residential land and golf sales contributed $122.7 million or 54%, $97.2 million or 45% and $88.9 million or 39%, respectively, of the Company's total consolidated sales.

     The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                  Years Ended,
                                       ------------------------------------
                                       March 28,     April 2,      April 1,
                                         1999          2000          2001
                                         ----          ----          ----

Number of parcels sold                   2,380         1,846         1,614
Average sales price per parcel          $47,721       $49,741       $57,191
Gross margin                              54%           51%          46%

     The aggregate number of parcels sold decreased during fiscal 2000 as compared to fiscal 1999 primarily due to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 1999 or 2000 or which are approaching sell-out in areas of the country where the Company has chosen to minimize residential land and golf operations. These areas include Florida, Tennessee, Wisconsin, Colorado, Arizona, and New Mexico. This factor resulted in 430 fewer lot sales in fiscal 2000 as compared to fiscal 1999. The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring possible expansion into the California market. In addition, the Company's Dallas, Texas region generated 134 fewer lot sales in fiscal 2000 due to the sell-out of certain properties during the beginning of fiscal 2000. On September 14, 1999, the Dallas region acquired an additional 1,550 acres of land adjacent to the Company's successful Lake Ridge(TM) residential land project in order to replace these sales and generate sales growth in the region. Sales commenced at this new project during fiscal 2001.. The Company's Winding River Plantation(TM) golf community generated 62 fewer lot sales in fiscal 2000, primarily due to the impact of Hurricanes Dennis and Floyd on sales tour flow. The above decreases were partially offset by sales in projects that opened in fiscal 2000 in the Company's Texas Hill Country region.

     Included in the fiscal 2000 results of operations is a bulk sale of land and mineral rights in Colorado to a developer of oil and gas rights, which contributed approximately $5.0 million and $4.3 million to Residential Land and Golf Division sales and field operating profit, respectively.

     The aggregate number of parcels sold decreased during fiscal 2001 as compared to fiscal 2000 due primarily to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 2000 or which are approaching sell-out in areas of the country where the Company has chosen to exit. These areas include Florida, Tennessee, Wisconsin, Colorado, Arizona, and New Mexico. This factor resulted in 266 fewer lot sales during fiscal 2001 as compared to fiscal 2000.

     The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring continued expansion into the California market. During fiscal 2001, the Company's golf communities and Texas regions comprised approximately 33% and 56%, respectively, of the Company's total Residential Land & Golf sales. The Company added Brickshire(TM), a golf community located in New Kent County, Virginia, to its golf community offerings during the second half of fiscal 2000. Brickshire(TM) features an 18-hole, championship golf course designed by Curtis Strange and generated $8.2 million in sales (before considering the impact of percentage-of-completion accounting) during fiscal 2001. During November 2000, the Company acquired 597 acres of land outside of Chapel Hill, North Carolina, upon which the 516 lots that will comprise The Preserve at Jordan Lake(TM) will be developed. The Preserve will surround an 18-hole, Davis Love III signature championship golf course. The Preserve opened for sales during December 2000, and generated $9.8 million in sales (before considering the impact of percentage-of-completion accounting) during the four months of fiscal 2001 that it was open.

     In December 2000, the Company acquired approximately 2300 acres near San Diego, California, representing the Company's first acquisition in the
California market. This property was acquired for $4.6 million in cash, including acquisition costs. The Company expects that this project will commence sales during fiscal 2002.

     The decrease in gross margin during fiscal 2000 as compared to fiscal 1999 was primarily due to the fiscal 1999 sellout of the Company's Ranches of Sonterra(TM) property in Ruidoso, New Mexico, a project which yielded a 62.4% margin during fiscal 1999. In addition, certain projects which are approaching sellout in the Company's

Texas and Colorado regions yielded gross margins in the 20% to 30% range in fiscal 2000 as compared to the 45% to 55% range in fiscal 1999 due to a lower number of premium lots (e.g., waterfront, views, etc.) being available for sale during fiscal 2000 and price decreases instituted to promote sellout.

     The decrease in gross margin during fiscal 2001 as compared to fiscal 2000 was primarily due to the impact of the sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which accounted for $5.0 million of sales and $4.6 million in gross profit in fiscal 2000. Excluding this one-time transaction, Residential Land and Golf Division gross margins would have been 49% during fiscal 2000. In addition, gross margins were adversely impacted by unanticipated additional road work, the costs of which are being directly expensed in cost of sales, in the Company's Crystal Cove(TM) project in Tennessee.

     The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land and golf (as well as resort) properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

     Golf operations generated revenues and related costs for the first time during fiscal 1999 and the net loss from these operations increased 55.9%, during fiscal 2000 as compared to fiscal 1999. The Company opened the first 18 holes of its Carolina National Golf Course(TM) ("Carolina National(TM)") for play in July 1998. In fiscal 2000, the Company opened another nine holes at Carolina National(TM) along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. Startup losses from the new amenities contributed to the increased loss in fiscal 2000.

     The gross loss from golf operations decreased 11.8% during fiscal 2001 as compared to fiscal 2000, due to decreased start-up losses from the operations at Carolina National(TM).

Interest Income

     Interest income was $14.8 million, $15.7 million and $17.3 million for fiscal 1999, 2000 and 2001, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The increase in interest income during fiscal 2000 was primarily due to an increase in the average notes receivable balance due to increased timeshare sales plus increased interest accretion on securities retained from the sale of timeshare notes receivable. The increase in interest income during fiscal 2001 was primarily due to an increase in the average notes receivable balance during fiscal 2001, as compared to fiscal 2000. The increase was primarily due to the fact that the Company's new timeshare receivables purchase facility (see "Liquidity and Capital Resources") was not executed as of the end of the second quarter of fiscal 2001, and therefore the Company did not sell any receivables during the first half of fiscal 2001, thus generating more interest income from higher average notes receivable balances.

Gain on Sale of Notes Receivable and Other Income

     In fiscal 1999, 2000 and 2001, the Company recognized $3.7 million, $2.1 million and $3.3 million in gains, respectively, on the sale of timeshare notes receivable pursuant to timeshare receivables purchase facilities in place during the respective periods (the current timeshare receivables purchase facility is more fully described below under "Credit Facilities for Timeshare Receivables and Inventories"). The amount of gain decreased in 2000 and increased in 2001 commensurate with the amount of receivables sold.

     Other income was $522,000,  $735,000 and $572,000  during fiscal 1999, 2000 and 2001, respectively, and was less than 1% of total revenues in each fiscal year.

Selling, General and Administrative Expenses ("S, G & A Expenses")

     The Company's S, G & A Expenses consist primarily of marketing costs, advertising expenses, sales commissions and field and corporate administrative overhead. S, G & A Expenses totaled $114.7 million, $129.0 million and $148.6 million for fiscal 1999, 2000 and 2001, respectively. As a percentage of total revenues, S, G & A Expenses were 44.1% for fiscal 1999, 50.7% for fiscal 2000 and 53.9% for fiscal 2001.

     The increases in S, G & A Expenses as a percentage of revenues in fiscal 2000 and fiscal 2001 were largely the result of higher S, G & A Expenses for the Resorts Division (due to reasons previously discussed under "Resorts Division") as well as higher corporate general and administrative expenses. In fiscal 2000, growth in the information systems area as well as increased facilities and depreciation expense to support the future growth of the Company resulted in higher expenses. In fiscal 2001, increased fees related to the Company's timeshare receivables purchase facilities, higher depreciation due to increased investment in technology and other fixed assets and higher legal expenses related to defending certain litigation described more fully under Item 3 "Legal Proceedings" all contributed to the increase in corporate overhead.

Interest Expense

     Interest expense totaled $12.9 million, $13.8 million and $15.5 million for fiscal 1999, fiscal 2000 and fiscal 2001, respectively. The 7.0% increase in interest expense in fiscal 2000 was due to an increase in the average debt balance outstanding from $175.2 million in fiscal 1999 to $202.7 million in fiscal 2000. This increase was primarily due to interest incurred on approximately $53.8 million of acquisition and development borrowings incurred during the second and third fiscal quarters of fiscal 2000. This increased interest expense incurred was partially offset by an increased amount of interest capitalized into the carrying cost of the Company's inventory during fiscal 2000 commensurate with the increased inventory balances during the period. The 11.9% increase in fiscal 2001 was due to increased interest expense from the hypothecation of receivables during the first half of fiscal 2001 pending the first sale of timeshare receivables under the Company's timeshare receivables purchase facility entered into during September 2000 (see "Liquidity and Capital Resources"). The majority of this hypothecation interest expense was offset by increased interest income earned on the timeshare receivables held.

     The effective cost of borrowing (when adding back capitalized interest) was 10.0%, 9.8% and 9.5% for fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

Provision for Loan Losses

     The allowance for loan losses by division as of April 2, 2000 and April 1, 2001 was (amounts in thousands):

                                                        Resorts      Residential Land
                                                        Division     and Golf Division       Other            Total
April 2, 2000
-------------
 Notes receivable                                        $61,520           $10,883              $735         $73,138
 Less: allowance for loan losses                          (2,515)             (458)              (51)         (3,024)
                                                        --------          --------          --------        --------
 Notes receivable, net                                   $59,005           $10,425              $684         $70,114
                                                        ========          ========          ========        ========
 Allowance as a % of gross notes receivable                  4.1%              4.2%              6.9%            4.1%
                                                        ========          ========          ========        ========

April 1, 2001
-------------
 Notes receivable                                        $64,245            $9,001            $5,136         $78,382
 Less: allowance for loan losses                          (3,058)             (416)             (112)         (3,586)
                                                        --------          --------          --------        --------
 Notes receivable, net                                   $61,187            $8,585            $5,024         $74,796
                                                        ========          ========          ========        ========
 Allowance as a % of gross notes receivable                  4.8%              4.6%              2.2%            4.6%
                                                        ========          ========          ========        ========

     The Company recorded provisions for loan losses totaling $2.8 million, $5.3 million and $4.9 million during fiscal 1999, fiscal 2000 and fiscal 2001, respectively. The 93.8% increase in the provision during fiscal 2000 from fiscal 1999 was due in part to the overall 10% increase in the notes receivable portfolio. The increase in the provision is also due to increased timeshare sales, and therefore increased timeshare loans (where historical default rates exceed those for land loans). The 8.4% decrease in the provision during fiscal 2001 as compared to fiscal 2000 was due to increased, non-recourse sales of notes receivable pursuant to the Company's timeshare receivables purchase facility during fiscal 2001 as compared to fiscal 2000 (see "Liquidity and Capital Resources").

     Other notes receivable primarily includes a $4.7 million loan to Napa Partners, LLC ("Napa"), a real estate company in Napa, California (the "Napa Loan"). Napa used the proceeds to acquire approximately 32 acres of undeveloped land in Napa, California, which is zoned for mixed use as a timeshare resort, hotel and commercial property. On January 4, 2001, Napa repaid approximately $68,000 in principal of the Napa Loan. In May 2001,

Napa repaid the remaining outstanding principal balance on the Napa Loan and all accrued interest. The remaining balance of other notes receivable primarily consists of secured promissory notes receivable from commercial enterprises upon their purchase of bulk parcels from the Company's Residential Land and Golf and Communities Divisions. The Company monitors the collectibility of these notes based on various factors, including the value of the underlying collateral.

Provision for Income Taxes

     The provision for income taxes as a percentage of income before taxes was 39.5%, 38.4% and 38.5% during fiscal 1999, fiscal 2000 and fiscal 2001, respectively. The decrease in fiscal 2000 was primarily due to state tax savings generated by a restructuring of subsidiaries in a state where the Company has significant operations.

Extraordinary Item

     The  Company  recognized  a  $1.7  million   extraordinary  loss  on  early
extinguishment of debt, net of taxes, during fiscal 1999 (see further discussion under "Liquidity and Capital Resources - Note Offering").

Summary

     Based on the factors discussed above, the Company's net income decreased from $17.0 million in fiscal 1999 to $6.8 million in fiscal 2000 and to $2.7 million in fiscal 2001.

Changes in Financial Condition

     Consolidated assets of the Company increased $5.7 million from $414.0 million at April 2, 2000 to $419.7 million at April 1, 2001. This increase was due to an increase in contracts receivable of $10.6 million due to higher Residential Land and Golf division sales during the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000. Prepaid expenses increased $8.6 million due to the $9.0 million prepaid marketing fees paid to Bass Pro, Inc. (see Note 3 of Notes to Consolidated Financial Statements). Investments in securities increased $4.6 million due to additional residual interests in timeshare receivables portfolios sold during fiscal 2001. Property and equipment increased $6.1 million due primarily due to additional development spending on the Company's golf courses and additional technology purchases. These increases were partially offset by a $25.5 million decrease in cash and cash equivalents, more fully described in the Consolidated Statement of Cash Flows included in the Consolidated Financial Statements contained elsewhere herein.

     Consolidated liabilities increased $879,000 from $279.2 million at April 2, 2000 to $280.1 million at April 1, 2001. The increase was primarily due to a $2.6 million increase in accounts payable, a $2.4 million increase in deferred income (due primarily to income deferred on the Company's new project near Chapel Hill, North Carolina, The Preserve at Jordan Lake(TM)) and a $6.2 million increase in deferred taxes as a result of the increased impact of installment sales income from the Company's Resorts Division. These increases were partially offset by a $2.5 million decrease in receivable-backed debt due to payments made on timeshare hypothecation lines in connection with the sales of the underlying notes. In addition, lines-of-credit and notes payable decreased $7.4 million due to lot/interval release payments made on acquisition and development lines-of-credit during fiscal 2001.

     Total shareholders' equity increased $2.7 million during fiscal 2001, primarily due to net income during the year. The Company's book value per common share increased from $5.50 to $5.65 and its debt-to-equity ratio decreased from 1.70:1 to 1.59:1 at April 2, 2000 and April 1, 2001, respectively.

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

Note Offering

     On April 1, 1998, the Company consummated a Rule 144A private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid the $22.1 million of short-term borrowings from the two investment banking firms that were the initial purchasers of the Notes, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1.0 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering were used to repay other obligations of the Company and for working capital purposes (see Note 10 of Notes to Consolidated Financial Statements).

Credit Facilities for Timeshare Receivables and Inventories

     The Company maintains various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

     In September 2000, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution that underwrote the Company's immediately prior timeshare receivables purchase facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owner's trust without recourse except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust in transactions through October 16, 2001. The Purchase Facility includes a provision for a $50 million extension, if so requested by the Company and at the Purchasers' sole discretion and approval. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V.(TM), the Company's subsidiary in Aruba, the purchase price paid in cash at closing is equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price shall be funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price shall be funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. The Subsidiary is required to purchase an interest rate cap agreement in connection with each sale under the Purchase Facility, in order to reduce interest rate risk and protect the cash flows to the Purchasers. In addition to other fees, if the Subsidiary does not sell during the term of the Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay to the Purchasers a fee equal to 1.5% of the shortfall in the cumulative purchase price. The Purchase Facility is renewable for an additional 364-day revolving period thereafter subject to the consent of the Purchasers.

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

     On October 16, 2000, the Subsidiary sold $31.8 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $30.1 million, of which $15.8 million was used to pay down the Warehouse Facility (see below). The Company recognized a $1.3 million gain on the sale of the receivables, recorded a $3.0 million retained interest and recorded a $236,000 servicing asset.

     On December 27, 2000, the Subsidiary sold $30.9 million of timeshare receivables under the Purchase Facility. Gross proceeds on the sale of these receivables were approximately $29.2 million, of which $8.3 million was used to pay down the Warehouse Facility (see below). The Company recognized a $1.4 million gain on the sale of the receivables, recorded a $3.1 million retained interest and recorded a $244,000 servicing asset.

     On March 13, 2001, the Subsidiary sold $15.1 million of timeshare receivables under the Purchase Facility. Gross proceeds on the sale of these receivables were approximately $14.0 million, of which $981,000 was used to pay down the Warehouse Facility (see below). The Company recognized a $582,000 gain on the sale of the receivables, recorded a $1.8 million retained interest and recorded an $113,000 servicing asset.

     The Company has approximately $17.0 million of aggregate principal balance of timeshare notes receivable available for future sales under the Purchase Facility. The Company anticipates that it will be necessary to enter into a new facility during fiscal 2002. The Company is currently negotiating new timeshare receivables purchase facilities with two financial institutions. There can be no assurances that the Company's negotiations will result in the Company obtaining either or both facilities on acceptable terms to the Company, if at all.

     The Company has a timeshare receivables warehouse loan facility, which expires on October 16, 2001, with the Subordinated Purchaser (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 85%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the year ended April 1, 2001, the Company borrowed an aggregate $31.3 million in various increments from time-to-time under the Warehouse Facility, of which the Company repaid an aggregate $31.5 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan or as the loans are sold through the Purchase Facility, but in no event later than October 16, 2001. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million. As of April 1, 2001, the outstanding balance on the Warehouse Facility was $1.4 million. The Company is currently negotiating an increased facility with an extended expiration date with the Subordinated Purchaser. There can be no assurances that such a facility will be obtained with the Subordinated Purchaser or another lender at terms acceptable to the Company.

     In addition, the Subordinated Purchaser has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare
Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at April 1, 2001 was $17.8 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

Credit Facilities for Residential Land and Golf Receivables and Inventories

     The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf
Division inventory borrowings. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 8.0% being the minimum interest rate for inventory borrowings. At April 1, 2001, the outstanding principal balance under this facility was approximately $6.0 million, all of which related to receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

     The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially, to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender required to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the Revolving Credit Facility was $22.1 million at April 1, 2001.

     On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. During December 2000, the Company borrowed an additional $2.0 million under the lines-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in Brickshire(TM) are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of April 1, 2001, the outstanding principal balance on the lines-of-credit was $675,000.

     Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above; the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). In December 2000, the Company borrowed $2.6 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of April 1, 2001, $2.6 million was outstanding under the Golf Course Loan.

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

Other Credit Facility

     The Company has a $10 million, unsecured line-of-credit with a bank. Borrowings under the line bear interest at LIBOR plus 2% and are due on December 31, 2001. At April 1, 2001, there were no amounts outstanding under the line-of-credit.

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

     The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of April 1, 2001 is approximately $272.6 million (based on current costs) with such amount expected to be incurred over a five- to seven-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

     The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. Based on outstanding borrowings at April 1, 2001, and the existing credit facilities described above, the Company has approximately $79.8 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. The Company will be required to renew or replace credit facilities that will expire in fiscal 2002. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

     The Company's total revenues and net assets denominated in a currency other than U.S. dollars during fiscal 2001 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by BPNV are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

Interest Rate Risk

     The  Company  sold  $54.8  million,  $48.3  million  and $77.7  million  of fixed-rate timeshare notes receivable during fiscal 1999, 2000 and 2001, respectively, under the Purchase Facility (see "Credit Facilities for Timeshare Receivables and Inventories"). The gain on sale recognized by the Company is based upon variable interest rates at the time of sale including the prevailing weighted-average term treasury rate and prevailing commercial paper rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity and annual default rates. The Company also retains residual interests in pools of fixed and variable rate land notes receivable sold in private placement REMIC transactions. The Company believes that it has used conservative assumptions in valuing the residual interests retained in the timeshare and land notes sold through the Purchase Facility and REMIC transactions, respectively, and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations. There can be no assurances that the assumptions will prove to be conservative.

     As of April 1, 2001, the Company had fixed interest rate debt of approximately $159.3 million and floating interest rate debt of approximately $58.7 million. In addition, the Company's notes receivable from timeshare and residential land and golf customers were comprised of $70.8 million of fixed rate loans and $3.9 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes do affect the market value of debt but do not impact earnings or cash flows.

     A hypothetical one-percentage point change in the prevailing prime or LIBOR rates, as applicable, would decrease after-tax earnings of the Company by approximately $198,000 per year, based on the impact of increased interest income on variable rate residential land and golf notes receivable and cash and cash equivalents offset by the increased interest expense on variable rate debt. A similar change in the interest rate would decrease the total fair value of the Company's fixed rate debt, excluding the Debentures and the Notes, by approximately $113,000. The fact that the Debentures are publicly traded and convertible into the Company's common stock makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Debentures. In addition, the fact that the Notes (see "Note Offering") are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, management may likely take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                 April 2,         April 1,
                                                                                                   2000             2001
                                                                                                ---------        ---------
ASSETS

Cash and cash equivalents (including restricted cash of approximately
  $21.1 million and $22.4 million at April 2, 2000 and April 1, 2001, respectively) .......     $  65,526        $  40,016
Contracts receivable, net .................................................................         7,919           18,507
Notes receivable, net .....................................................................        70,114           74,796
Prepaid expenses ..........................................................................         5,003           13,595
Inventory, net ............................................................................       197,093          193,634
Investments in securities .................................................................        15,330           19,898
Property and equipment, net ...............................................................        35,409           41,462
Other assets ..............................................................................        17,589           17,773
                                                                                                ---------        ---------
          Total assets ....................................................................     $ 413,983        $ 419,681
                                                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable ..........................................................................     $   3,654        $   6,245
Accrued liabilities and other .............................................................        31,514           31,171
Deferred income ...........................................................................         2,928            5,314
Deferred income taxes .....................................................................        13,173           19,329
Receivable-backed notes payable ...........................................................        11,167            8,702
Lines-of-credit and notes payable .........................................................        66,364           58,918
10.50% senior secured notes payable .......................................................       110,000          110,000
8.00% convertible subordinated notes payable to related parties ...........................         6,000            6,000
8.25% convertible subordinated debentures .................................................        34,371           34,371
                                                                                                ---------        ---------
   Total liabilities ......................................................................       279,171          280,050

Minority interest .........................................................................           768            2,841

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued .....................            --               --
Common stock, $.01 par value, 90,000 shares authorized; 26,935
  and 26,946 shares issued at April 2, 2000 and April 1, 2001, respectively ...............           269              269
Additional paid-in capital ................................................................       122,533          122,564
Treasury stock, 2,558  and 2,756 common shares at April 2, 2000 and
  April 1, 2001, respectively, at cost ....................................................       (12,313)         (12,885)
Net unrealized gains on investments available-for-sale, net of income taxes
                                                                                                      901            1,471
Retained earnings .........................................................................        22,654           25,371
                                                                                                ---------        ---------
     Total shareholders' equity ...........................................................       134,044          136,790
                                                                                                ---------        ---------
          Total liabilities and shareholders' equity ......................................     $ 413,983        $ 419,681
                                                                                                =========        =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                                          Year Ended
                                                                          ---------------------------------------------
                                                                          March 28,         April 2,           April 1,
                                                                            1999              2000               2001
                                                                          ---------------------------------------------
Revenues:
  Sales .............................................................     $ 225,816         $ 214,488         $ 226,310
  Other resort and golf operations ..................................        14,881            21,745            28,213
  Interest income ...................................................        14,804            15,652            17,317
  Gain on sales of notes receivable .................................         3,692             2,063             3,281
  Other income ......................................................           522               735               572
                                                                          ---------         ---------         ---------
                                                                            259,715           254,683           275,693

Cost and expenses:
  Cost of sales .....................................................        81,495            74,957            78,795
  Cost of other resort and golf operations ..........................        15,977            20,948            24,951
  Selling, general and administrative expenses ......................       114,650           129,034           148,564
  Interest expense ..................................................        12,922            13,841            15,494
  Provision for loan losses .........................................         2,754             5,338             4,887
                                                                          ---------         ---------         ---------
                                                                            227,798           244,118           272,691
                                                                          ---------         ---------         ---------

Income before provision for  income taxes and minority interest .....        31,917            10,565             3,002
Provision for income taxes ..........................................        12,610             4,055             1,156
Minority interest in (loss) income of consolidated subsidiary .......           585              (267)             (871)
                                                                          ---------         ---------         ---------
Income before extraordinary item ....................................        18,722             6,777             2,717
Extraordinary loss on early extinguishment of debt,
   net of income taxes ..............................................        (1,682)               --                --
                                                                          ---------         ---------         ---------
Net income ..........................................................     $  17,040         $   6,777         $   2,717
                                                                          =========         =========         =========

Earnings per common share:
  Basic:
      Income before extraordinary item ..............................     $     .85         $     .29         $     .11
      Extraordinary loss on early extinguishment of debt,
         net of income taxes ........................................          (.08)               --                --
                                                                          ---------         ---------         ---------
      Net income ....................................................     $     .77         $     .29         $     .11
                                                                          =========         =========         =========

  Diluted:
      Income before extraordinary item ..............................     $     .72         $     .28         $     .11
      Extraordinary loss on early extinguishment of debt,
         net of income taxes ........................................          (.06)               --                --
                                                                          ---------         ---------         ---------
      Net income ....................................................     $     .66         $     .28         $     .11
                                                                          =========         =========         =========

Weighted-average number of common and common
   equivalent shares:
  Basic .............................................................        22,167            23,323            24,242
                                                                          =========         =========         =========
  Diluted ...........................................................        28,909            25,375            24,316
                                                                          =========         =========         =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                            Net
                                                                                                        Unrealized
                                                                                                         Gains on
                                                                                                        Investments
                                                      Common                  Additional    Treasury   Available-for-
                                                      Shares       Common      Paid-in      Stock at    Sale Net of,
                                                      Issued        Stock      Capital        Cost      Income Taxes
                                                      ------        -----      -------        ----      ------------
Balance at March 30, 1998 ........................     20,761     $    208     $ 71,932     $ (1,389)     $    405
Net income .......................................         --           --           --           --            --
Net unrealized gains on  investments
   available-for-sale, net of income
   taxes .........................................         --           --           --           --           155

Comprehensive income .............................
Sale of common stock,  net of
  issuance costs .................................      4,118           41       34,212           --            --
Conversion of subordinated
  debentures .....................................         45            1          367           --            --
Shares issued to employees and
  directors upon exercise of  stock
  options ........................................        139            1          396           --            --
Income tax benefit from stock
  options exercised ..............................         --           --          299           --            --
Shares repurchased for treasury stock ............         --           --           --       (3,156)           --
                                                     --------     --------     --------     --------      --------
Balance at March 28, 1999 ........................     25,063          251      107,206       (4,545)          560
Net income .......................................         --           --           --           --            --
Net unrealized gains on investments
  available-for-sale, net of income taxes ........         --           --           --           --           341

Comprehensive income .............................
Sale of common stock, net of issuance costs ......      1,765           17       14,956           --            --
Shares issued to employees and directors upon
  exercise of stock options ......................        107            1          260           --            --
Income tax benefit from stock options exercised ..         --           --          111           --            --
Shares repurchased for treasury stock ............         --           --           --       (7,768)           --
                                                     --------     --------     --------     --------      --------
Balance at April 2, 2000 .........................     26,935          269      122,533      (12,313)          901
Net income .......................................         --           --           --           --            --
Net unrealized gains on investments
  available-for-sale, net of income taxes ........         --           --           --           --           570

Comprehensive income .............................
Shares issued to employees and directors upon
  exercise of stock options ......................         11           --           28           --            --
Income tax benefit from stock options exercised ..         --           --            3           --            --
Shares repurchased for treasury stock ............         --           --           --         (572)           --
                                                     --------     --------     --------     --------      --------
Balance at April 1, 2001 .........................     26,946     $    269     $122,564     $(12,885)     $  1,471
                                                     ========     ========     ========     ========      ========

                                                        Retained
                                                        Earnings
                                                      (Accumulated
                                                        Deficit)       Total
                                                        --------       -----
Balance at March 30, 1998 ........................     $ (1,163)     $ 69,993
Net income .......................................       17,040        17,040
Net unrealized gains on  investments
   available-for-sale, net of income
   taxes .........................................           --           155
                                                                     --------
Comprehensive income .............................                     17,195
Sale of common stock,  net of
  issuance costs .................................           --        34,253
Conversion of subordinated
  debentures .....................................           --           368
Shares issued to employees and
  directors upon exercise of  stock
  options ........................................           --           397
Income tax benefit from stock
  options exercised ..............................           --           299
Shares repurchased for treasury stock ............           --        (3,156)
                                                       --------      --------
Balance at March 28, 1999 ........................       15,877       119,349
Net income .......................................        6,777         6,777
Net unrealized gains on investments
  available-for-sale, net of income taxes ........           --           341
                                                                     --------
Comprehensive income .............................                      7,118
Sale of common stock, net of issuance costs ......           --        14,973
Shares issued to employees and directors upon
  exercise of stock options ......................           --           261
Income tax benefit from stock options exercised ..           --           111
Shares repurchased for treasury stock ............           --        (7,768)
                                                       --------      --------
Balance at April 2, 2000 .........................       22,654       134,044
Net income .......................................        2,717         2,717
Net unrealized gains on investments
  available-for-sale, net of income taxes ........           --           570
                                                                     --------
Comprehensive income .............................                      3,287
Shares issued to employees and directors upon
  exercise of stock options ......................           --            28
Income tax benefit from stock options exercised ..           --             3
Shares repurchased for treasury stock ............           --          (572)
                                                       --------      --------
Balance at April 1, 2001 .........................     $ 25,371      $136,790
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                         Year Ended
                                                                                        -------------------------------------------
                                                                                         March 28,         April 2,         April 1,
                                                                                            1999             2000            2001
                                                                                        -------------------------------------------
Operating activities:
Net income ......................................................................       $  17,040        $   6,777        $   2,717
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Extraordinary loss on early extinguishment of debt, net
      of income taxes ...........................................................           1,682               --               --
    Minority interest in income (loss) of consolidated subsidiary ...............             585             (267)            (871)
    Depreciation ................................................................           1,897            3,206            4,263
    Amortization ................................................................           1,023            1,556            2,463
    Amortization of discount on note payable ....................................           1,353            1,039              708
    Gain on sale of notes receivable ............................................          (3,692)          (2,063)          (3,281)
   (Gain)  loss on sale of property and equipment ...............................            (199)             347               45
    Loss on exchange of REMIC certificates ......................................              --              179               --
    Provision for loan losses ...................................................           2,754            5,338            4,887
    Provision (benefit) for deferred income taxes ...............................           5,841             (360)           5,801
    Interest accretion on investments in securities .............................          (2,205)          (2,274)          (2,627)
    Proceeds from sale of notes receivable ......................................          53,261           46,969           73,244
    Proceeds from borrowings collateralized by notes receivable .................           4,137           13,771           34,634
    Payments on borrowings collateralized by notes receivable ...................          (3,568)         (11,530)         (35,964)
Changes in operating assets and liabilities:
      Contracts receivable ......................................................          (4,683)          11,763          (10,588)
      Notes receivable ..........................................................         (50,613)         (62,882)         (89,786)
      Prepaid expenses ..........................................................          (1,547)          (1,349)             408
      Inventory .................................................................         (26,808)         (22,035)          21,500
      Other assets ..............................................................          (3,013)          (2,935)          (1,096)
      Accounts payable, accrued liabilities and other ...........................           6,235            2,492            4,615
                                                                                        ---------        ---------        ---------
Net cash provided (used) by operating activities ................................            (520)         (12,258)          11,072
                                                                                        ---------        ---------        ---------
Investing activities:
  Long-term prepayment to Bass Pro, Inc. (see Note 3) ...........................              --               --           (9,000)
  Investment in note receivable .................................................              --               --           (4,711)
  Principal payments received on investment in note receivable ..................              --               --               68
  Purchase of related party notes receivable ....................................          (2,850)              --               --
  Loan to related party .........................................................          (1,318)            (256)              --
  Principal payments received on loan to related party ..........................              --              459               --
  Cash received from investments in securities ..................................           1,478            6,201            6,890
  Business and minority interest acquisitions, net of cash acquired .............              --             (675)            (250)
  Purchases of property and equipment ...........................................         (11,018)         (10,846)          (9,549)
  Proceeds from sales of property and equipment .................................             939            1,516               79
                                                                                        ---------        ---------        ---------
Net cash used by investing activities ...........................................         (12,769)          (3,601)         (16,473)
                                                                                        ---------        ---------        ---------
Financing activities:
  Payments under short-term borrowings from underwriters ........................         (22,149)              --               --
  Proceeds from borrowings under line-of-credit facilities and
    notes payable ...............................................................              --           27,885           11,121
  Payments under line-of-credit facilities and notes payable ....................         (75,751)          (7,516)         (29,135)
  Proceeds from issuance of 10.5% senior secured notes payable ..................         110,000               --               --
  Payment of debt issuance costs ................................................          (5,813)          (2,007)          (1,551)
  Proceeds from issuance of common stock ........................................          34,253           14,973               --
  Proceeds from exercise of employee and director stock options .................             397              261               28
  Payments for treasury stock ...................................................          (3,156)          (7,768)            (572)
                                                                                        ---------        ---------        ---------
        Net cash provided (used) by financing activities                                   37,781           25,828          (20,109)
                                                                                        ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ............................          24,492            9,969          (25,510)
Cash and cash equivalents at beginning of year ..................................          31,065           55,557           65,526
                                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of year ........................................          55,557           65,526           40,016
Restricted cash and cash equivalents at end of year .............................         (15,806)         (21,129)         (22,363)
                                                                                        ---------        ---------        ---------
Unrestricted cash and cash equivalents at end of year ...........................       $  39,751        $  44,397        $  17,653
                                                                                        =========        =========        =========

                              BLUEGREEN CORPORATION

                                 (in thousands)

                                                                                            Year Ended
                                                                             ----------------------------------------
                                                                              March 28,       April 2,       April 1,
                                                                                1999            2000           2001
                                                                             ----------------------------------------
Supplemental schedule of non-cash operating, investing
   and financing activities
  Inventory acquired through financing ...................................    $  2,485       $ 25,867       $  8,952
                                                                              ========       ========       ========
  Inventory acquired through foreclosure or deedback in lieu of
    foreclosure ..........................................................    $  6,137       $  6,982       $  5,859
                                                                              ========       ========       ========
  Contribution of timeshare inventory (raw land) by minority interest ....    $     --       $     --       $  3,230
                                                                              ========       ========       ========

  Foreclosure of notes receivable, inventory and fixed assets
   following default on notes receivable from related party ..............    $     --       $  3,965       $     --
                                                                              ========       ========       ========
  Exchange of REMIC certificates for notes receivable and inventory
   in connection with termination of REMIC ...............................    $     --       $  4,353       $     --
                                                                              ========       ========       ========
  Property and equipment acquired through financing ......................    $    446       $    713       $    891
                                                                              ========       ========       ========
  Investment in securities retained in connection with REMIC
    transactions and sale of timeshare notes receivable ..................    $  5,181       $  3,436       $  7,903
                                                                              ========       ========       ========
  Sale of inventory in exchange for an investment in securities ..........    $     --       $  2,500       $     --
                                                                              ========       ========       ========
  Net change in unrealized gains on investments ..........................    $    257       $    259       $    928
                                                                              ========       ========       ========
  Conversion of 8.25% convertible subordinated debentures
    into common stock ....................................................    $    368       $     --       $     --
                                                                              ========       ========       ========

Supplemental schedule of operating cash flow information
    Interest paid, net of amounts capitalized ............................    $  6,366       $ 12,578       $ 15,597
                                                                              ========       ========       ========
    Income taxes paid ....................................................    $  8,188       $  3,858       $    316
                                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

     Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") strategically acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in eleven resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at three off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the year ended April 1, 2001, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 61% and 39%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

Principles of Consolidation

     The consolidated financial statements include the accounts of Bluegreen Corporation, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany balances and transactions are eliminated.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

     The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. Fiscal years 1999, 2000 and 2001 were 52, 53 and 52 weeks long, respectively.

Cash and Cash Equivalents

     The Company invests cash in excess of immediate operating requirements in short-term time deposits and money market instruments generally with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. Company policy is designed to limit exposure to any one institution. However, a significant portion of the Company's unrestricted cash is maintained with a single bank and, accordingly, the Company is subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining Company deposits are performed to evaluate and mitigate, if necessary, credit risk.

     Restricted cash consists of funds collected as servicer of notes receivable owned by other parties and customer deposits held in escrow accounts.

Contracts Receivable and Revenue Recognition

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate", the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal recission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting.

     Sales which do not meet the criteria for revenue recognition described above are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of the consolidated balance sheets and profit recognition is deferred until the requirements of SFAS No. 66 are met.

     Contracts   receivable  is  net  of  an  allowance  for   cancellations  of
residential land sale contracts amounting to approximately $255,000 and $434,000 at April 2, 2000 and April 1, 2001, respectively.

     Other resort and golf operations revenues are recognized as earned.

Notes Receivable and Receivable Sales

     Notes receivable are carried at amortized cost. Interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.

     When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities (more fully described in Note 4) or, in the case of land mortgages receivable, Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

Investments in Securities

     The Company's investments in securities consist of retained interests in notes receivable sold to others through either private-placement REMIC transactions or timeshare purchase facility transactions (see Note 4). These investments are considered available-for-sale securities and, accordingly, are carried at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized holding gains or losses on available-for-sale investments are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

     Fair value of these securities is periodically measured based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

     Interest on the Company's securities is accreted using the effective yield method.

Inventory

     Inventory consists of completed Timeshare Interests, Timeshare Interests under construction, land held for future timeshare development and residential land acquired or developed for sale. Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Residential land parcels and Timeshare Interests reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose, or the original historical cost of the inventory. The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of."

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the related assets or, in the case of leasehold improvements, over the term of the related lease, if shorter/. Depreciation expense includes the amortization of assets recorded under capital leases.

Goodwill

     Goodwill is amortized over periods ranging from 2 to 25 years using the straight-line method. The Company periodically evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors.

     As of April 2, 2000 and April 1, 2001, goodwill and related accumulated amortization, included in other assets on the consolidated balance sheets, is as follows (in thousands):

                                         April 2, 2000      April 1, 2001
                                         -------------      -------------

        Goodwill                             $ 3,286           $ 3,286
        Accumulated amortization                (264)             (601)
                                             -------           -------
        Goodwill, net                        $ 3,022           $ 2,685
                                             =======           =======

Treasury Stock

     The Company accounts for repurchases of its common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

     The Company expenses advertising costs as incurred. Advertising expense was $37.1 million, $44.3 million and $54.6 million for the years ended March 28, 1999, April 2, 2000 and April 1, 2001, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for employee stock options at fair value. The Company has elected to continue to account for stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option.

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and weighted-average common shares outstanding as if the Company's 8.00% convertible subordinated notes payable (after-tax impact of $295,000 on net income and 1.5 million shares) and 8.25% convertible subordinated debentures (after-tax impact of $1.7 million on net income and 4.2 million shares) were converted into Common stock at the beginning of the earliest period presented below.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                        Year Ended
                                                                       ---------------------------------------------
                                                                       March 28,          April 2,          April 1,
                                                                         1999               2000              2001
                                                                       ---------------------------------------------
Basic earnings per share - numerators:
    Income before extraordinary item .............................     $ 18,722           $  6,777          $  2,717
   Extraordinary loss on early extinguishment of
     debt, net of income taxes ...................................       (1,682)                --                --
                                                                       ---------------------------------------------
   Net income ...................................................      $ 17,040           $  6,777          $  2,717
                                                                       =============================================

Diluted earnings per share - numerators:
    Income before extraordinary item - basic .....................     $ 18,722           $  6,777          $  2,717
    Effect of dilutive securities (net of income tax effects) ....        2,009                297                --
                                                                       ---------------------------------------------
    Income before extraordinary item - diluted ...................       20,731              7,074             2,717
    Extraordinary loss on early extinguishment of
       debt, net of income taxes .................................       (1,682)                --                --
                                                                       ---------------------------------------------
    Net income - diluted .........................................     $ 19,049           $  7,074          $  2,717
                                                                       =============================================

Denominator:
    Denominator for basic earnings per share-weighted-
       average shares ............................................       22,167             23,323            24,242
    Effect of dilutive securities:
       Stock options .............................................        1,032                522                74
       Convertible securities ....................................        5,710              1,530                --
                                                                       ---------------------------------------------
    Dilutive potential common shares .............................        6,742              2,052                74
                                                                       ---------------------------------------------
    Denominator for diluted earnings per share-adjusted
       weighted-average shares and assumed conversions ...........       28,909             25,375            24,316
                                                                       =============================================

Basic earnings per common share:
   Income before extraordinary item ..............................     $    .85           $    .29          $    .11
   Extraordinary loss on early extinguishment
      of debt, net of income taxes ...............................         (.08)                --                --
                                                                       ---------------------------------------------
   Net income ....................................................     $    .77           $    .29          $    .11
                                                                       =============================================

Diluted earnings per common share:
    Income before extraordinary item .............................     $    .72           $    .28          $    .11
    Extraordinary loss on early extinguishment
        of debt, net of income taxes .............................         (.06)                --                --
                                                                       ---------------------------------------------
    Net income ...................................................     $    .66           $    .28          $    .11
                                                                       =============================================

Comprehensive Income

     As of March 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income is shown as a subtotal within the consolidated statements of shareholders' equity in each year presented.

Recent Accounting Pronouncements

     In 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") began a project to address the accounting for timeshare transactions. The proposed guidance is currently in the drafting stage of the promulgation process and no formal exposure draft has been issued to date; therefore, the Company is unable to assess the possible impact of this proposed guidance. The Company anticipates that an exposure draft of the proposed guidance will be issued during its fiscal 2003.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year 2002 (beginning April 2, 2001). The Company has determined that adoption of SFAS No. 133 would have had no impact on the Company's results of operations and financial position if adopted during the year ended April 1, 2001.

     In December 1999, the Securities and Exchange Commission's ("SEC's") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The SAB explains how the SEC staff believes existing rules on revenue recognition should be applied or analogized to for transactions not addressed by existing rules. The Company was required to adopt the SAB starting in its fourth fiscal quarter starting on January 1, 2001. The adoption of SAB No. 101 did not have a significant impact on the Company's results of operations and financial position.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Company was required to adopt the Interpretation on July 1, 2000. The adoption of the Interpretation had no impact on the Company's results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its results of operations and financial position from future potential transfers.

Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

2. Joint Ventures

     On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc., to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC(TM) (the "Joint Venture"). The Joint Venture is developing, marketing and selling Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. During the year ended April 1, 2001, the Company made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 3 regarding payment of profit distributions to Big Cedar.

     As of April 1, 2001, the Company had advanced the Joint Venture $1.3 million due on demand and bearing interest at prime plus 1%. Subsequent to April 1, 2001, the Company loaned an additional $700,000 to the Joint Venture on identical terms. Big Cedar has committed to a combination of additional capital contributions and loan guarantees of up to $490,000, but has made no additional fundings to date.

     In addition to its 51% ownership interest, the Company also receives a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for the Company's involvement in the day-to-day operations of the Joint Venture.

     Based on the Company's role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and its controlling financial interest in the Joint Venture, the accounts of the Joint Venture are included in the Company's consolidated financial statements. The Joint Venture has been designated as an unrestricted subsidiary for purposes of the Indenture governing the Notes referred to in Note 10 and the Joint Venture has not guaranteed such Notes.

     On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V.(TM) ("BPNV"), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club(TM), a fully developed timeshare resort in Oranjestad, Aruba, in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly principal payments of approximately $278,000.

     On August 25, 2000, the Company acquired the 50% minority ownership interest in BPNV. The minority interest was acquired for $250,000 in cash, which approximated the book value of the minority interest on the acquisition date. Subsequent to the acquisition, the Company also repaid the $3.0 million loan to an affiliate of the former joint venture partner in BPNV and wrote off approximately $368,000 of forgiven accrued interest. The Company now owns 100% of BPNV.

3. Marketing Agreement

     On June 16, 2000, the Company entered into an exclusive, 10-year marketing agreement with Bass Pro, Inc. ("Bass Pro"), a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 2). Pursuant to the agreement, the Company has the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently consisting of eleven stores), in Bass Pro's catalogs and on its web site. The Company also has access to Bass Pro's customer lists. In exchange for these services, the Company agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a Timeshare Interest, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

     On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment"). The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Company will periodically evaluate the Prepayment for any indications of impairment. The Prepayment is included in prepaid expenses on the April 1, 2001 consolidated balance sheet. As of April 1, 2001, the unamortized balance of the Prepayment was approximately $9 million, as the marketing programs resulting from the marketing agreement were in the development stage during the year ended April 1, 2001.

4. Notes Receivable and Servicing Assets

     The weighted-average interest rate on notes receivable from customers was 15.1% and 15.2% at April 2, 2000 and April 1, 2001, respectively. The table below sets forth additional information relating to the Company's notes receivable (in thousands).

                                                    April 2, 2000  April 1, 2001
                                                    -------------  -------------

Notes receivable secured by Timeshare Interests ....   $ 61,520       $ 64,245
Notes receivable secured by land ...................     10,883          9,001
Other notes receivable .............................        735          5,136
                                                       --------       --------
Notes receivable, gross ............................     73,138         78,382
Reserve for loan losses ............................     (3,024)        (3,586)
                                                       --------       --------
Notes receivable, net ..............................   $ 70,114       $ 74,796
                                                       ========       ========

     All of the Company's timeshare loans bear interest at fixed rates. The average interest rate charged on loans secured by Timeshare Interests was 15.7% at April 1, 2001. Approximately 42.6% of the Company's notes receivable secured by land bear interest at variable rates, while approximately 57.4% bear interest at fixed rates. The average interest rate charged on loans secured by land was 12.1% at April 1, 2001.

     The Company's timeshare receivables are generally secured by property located in Tennessee, Missouri, Wisconsin, Florida, Virginia and South Carolina. No concentrations of credit risk exist for the Company's notes receivable secured by land.

     The table below sets forth activity in the reserve for loan losses (in thousands).

           Reserve for loan losses, March 29, 1999 ...      $ 2,318
           Provision for loan losses .................        5,338
           Charge-offs ...............................       (4,632)
                                                            -------
           Reserve for loan losses, April 2, 2000             3,024
           Provision for loan losses .................        4,887
           Charge-offs ...............................       (4,325)
                                                            -------
           Reserve for loan losses, April 1, 2001 ....      $ 3,586
                                                            =======

     Installments due on notes receivable held by the Company during each of the five fiscal years subsequent to fiscal 2001, and thereafter, are set forth below (in thousands).

                        2002..............       $17,670
                        2003..............         6,652
                        2004..............         6,844
                        2005..............         6,749
                        2006..............         7,155
                        Thereafter........        33,312
                                                 -------
                            Total                $78,382
                                                 =======

     On June 26, 1998, the Company executed a timeshare receivables purchase facility (the "First Purchase Facility") with a financial institution. Under the First Purchase Facility, a special purpose finance subsidiary of the Company sold $103.1 million aggregate principal amount of timeshare receivables to the financial institution in securitization transactions, which fully utilized the First Purchase Facility. The First Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase. Under the First Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold was paid at closing in cash, with a portion deferred until such time as the purchaser has received a return equal to the weighted-average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Company's special purpose finance subsidiary is required to maintain a specified overcollateralization level and a cash reserve account. Receivables were sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the First Purchase Facility for a fee, and is required to make advances to the financial institution to the extent it believes such advances will be recoverable. The First Purchase Facility includes various provisions customary for a transaction of this type.

     During fiscal 1999 and 2000, the Company sold approximately $54.8 million and $48.3 million, respectively, in aggregate principal amount of timeshare receivables under the Purchase Facility for a purchase price equal to 97% of the principal balance and recognized an aggregate gain of $3.7 million and $2.1 million, respectively. As a result of the sales, the Company recorded an $8.6 million available-for-sale investment in the residual cash flow of the receivable pools (i.e. the deferred payments) included in investments in securities in the consolidated balance sheet as of April 1, 2001.

     In October  2000,  the  Company  executed  agreements  for a new  timeshare receivables purchase facility (the "Second Purchase Facility") with two financial institutions, including a commercial paper conduit (the "Senior Purchaser") and the institution that underwrote the First Purchase Facility (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Second Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owner's trust without recourse except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Second Purchase Facility (collectively, the "Second Purchase Facility Agreements"), the Subsidiary may receive up to $90 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust in transactions through October 16, 2001. The Second Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase. Under the Second Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold will be paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V.(TM), the Company's subsidiary in Aruba, the purchase price paid in cash at closing is equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price shall be funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price shall be funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. In addition to other fees, if the Subsidiary does not sell during the term of the Second Purchase Facility notes receivable with a cumulative purchase price of at least $70 million, the Company will pay to the Purchasers a fee equal to 1.5% of the shortfall in the cumulative purchase price.

     The Purchasers' obligation to purchase under the Second Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Second Purchase Facility for a fee equal to 1.5% of the principal amount of the receivables serviced, and is required to make advances to the Purchasers to the extent it believes such advances will be recoverable. The Second Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     On October 16, 2000, the Subsidiary sold $31.8 million of timeshare receivables under the Second Purchase Facility. Gross proceeds from the sale of these receivables were approximately $30.1 million, of which $15.8 million was used to pay down the Warehouse Facility (see Note 8). The Company recognized a $1.3 million gain on the sale of the receivables, recorded a $3.0 million retained interest and recorded a $236,000 servicing asset. The weighted-average life of the portfolio sold was 9.3 years.

     On December 27, 2000, the Subsidiary sold $30.9 million of timeshare receivables under the Second Purchase Facility. Gross proceeds on the sale of these receivables were approximately $29.2 million, of which $8.3 million was used to pay down the Warehouse Facility (see Note 8). The Company recognized a $1.4 million gain on the sale of the receivables, recorded a $3.1 million retained interest and recorded a $244,000 servicing asset. The weighted-average life of the portfolio sold was 9.3 years.

     On March 13, 2001, the Subsidiary sold $15.1 million of timeshare receivables under the Second Purchase Facility. Gross proceeds on the sale of these receivables were approximately $14.0 million, of which $981,000 was used to pay down the Warehouse Facility (see Note 8). The Company recognized a $582,000 gain on the sale of the receivables, recorded a $1.8 million retained interest and recorded an $113,000 servicing asset. The weighted-average life of the portfolio sold was 9.5 years.

     The following assumptions were used to measure the initial fair value of the retained interests for all of the above sales under the Second Purchase
Facility: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 6% to 1% per annum as the portfolios mature; and a discount rate of 14%.

     On December 15, 2000, the Company loaned $4.7 million to Napa Partners, LLC ("Napa"), a real estate company in Napa, California (the "Napa Loan"). Napa used the proceeds to acquire approximately 32 acres of undeveloped land in Napa, California, which is zoned for mixed use as a timeshare resort, hotel and commercial property. On January 4, 2001, Napa repaid approximately $68,000 in principal of the Napa Loan. In May 2001, Napa repaid the remaining outstanding principal balance on the Napa Loan and all accrued interest.

     On October 7, 1998, Leisure Capital Corporation ("LCC"), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by AmClub, Inc. ("AmClub"), with an aggregate outstanding principal balance of $5.3 million (the "AmClub Notes"). LCC acquired the AmClub Notes for a purchase price of approximately $2.9 million. During fiscal 1999, the Company had also advanced $1.3 million to AmClub, primarily for timeshare resort improvements (the "AmClub Loan"). On December 14, 1998, LCC notified AmClub that the AmClub Notes and AmClub Loan were in default and due immediately. On September 1, 1999, the Company completed a foreclosure of the underlying collateral securing the AmClub Notes and the AmClub Loan. As a result of the foreclosure, the Company obtained a golf course, residential land, land for future resort development (all of which properties are located at the Shenandoah Crossing Farm & Club in Gordonsville, Virginia) and a portfolio of timeshare notes receivable with an aggregate net carrying value of approximately $4.0 million. The aggregate outstanding principal and interest on the AmClub Notes and AmClub Loan were allocated to the foreclosed assets based on relative fair market value. On December 17, 1999, the Company sold the golf course and related buildings for approximately $1.3 million and recorded a field operating profit (as defined in Note 17) of approximately $510,000. AmClub was owned by the former stockholders of RDI, an entity which was acquired by the Company on September 30, 1997.

5. Inventory

     The Company's net inventory holdings as of April 2, 2000 and April 1, 2001, summarized by division, are set forth below (in thousands).

                                          April 2, 2000    April 1, 2001
                                          -------------    -------------

          Resorts ........................    $109,534        $ 97,012
          Residential Land and Golf ......      87,559          96,622
                                              --------        --------
                                              $197,093        $193,634
                                              ========        ========

     Resorts Division inventory as of April 2, 2000, consisted of land inventory of $7.2 million, $13.3 million of construction-in-progress and $89.0 million of completed units. Resorts Division inventory as of April 1, 2001 consisted of land inventory of $10.3 million, $17.2 million of construction-in-progress, and $69.4 million of completed units.

     Interest capitalized during fiscal 1999, fiscal 2000 and fiscal 2001 totaled approximately $5.3 million, $6.9 million and $7.5 million, respectively. Interest expense in the consolidated statements of income is net of capitalized interest.

6. Investments in Securities and Servicing Assets

Investments in Securities

     The  Company's   investments  in   securities,   which  are  classified  as
available-for-sale, and associated unrealized gains and losses are set forth below (in thousands).

                                                                     Gross           Gross
                                                                  Unrealized       Unrealized
                                                      Cost            Gain            Loss         Fair Value
                                                      ----            ----            ----         ----------
April 2, 2000
-------------

1995 REMIC debt securities .....................    $  2,395        $    842        $     --        $  3,237
1996 REMIC debt securities .....................       2,130              23              --           2,153
First Purchase Facility Timeshare debt
   securities (see Note 4)                             9,309             631              --           9,940
                                                    --------        --------        --------        --------
    Total                                           $ 13,834        $  1,496        $     --        $ 15,330
                                                    ========        ========        ========        ========

                                                                     Gross           Gross
                                                                  Unrealized       Unrealized
                                                      Cost            Gain            Loss         Fair Value
                                                      ----            ----            ----         ----------
April 1, 2001
-------------

1995 REMIC debt securities .....................    $  2,236        $  1,060        $     --        $  3,296
1996 REMIC debt securities .....................       1,594              --               6           1,588
First Purchase Facility Timeshare debt
    securities (see Note 4)                            5,427             494              --           5,921
Second Purchase Facility Timeshare debt
    securities (see Note 4)                            8,217             876              --           9,093
                                                    ========        ========        ========        ========
    Total                                           $ 17,474        $  2,430        $      6        $ 19,898
                                                    ========        ========        ========        ========

Contractual maturities are set forth below (in thousands).

                                                       Cost        Fair Value
                                                       ----        ----------

    After one year but within five..............     $ 4,624         $ 5,600
    After five years but within ten.............      12,850          14,298
                                                     -------         -------
         Total                                       $17,474         $19,898
                                                     =======         =======

     The following assumptions were used to measure the fair value of the above retained interests: Prepayment rates ranging from 23% to 14% per annum as the portfolios mature; loss severity rates of 25% to 60%; default rates ranging from 8% to 0.75% per annum as the portfolios mature; and discount rates of 14% to 15%.

     The table below summarizes certain cash flows received from and (paid to) special purpose finance subsidiaries of the Company during fiscal 2001 (in thousands):

     Proceeds from new sales of receivables                        $73,244
     Proceeds from collection of previously sold receivables       (41,292)
     Servicing fees received                                         1,853
     Purchases of foreclosed assets                                 (1,224)
     Proceeds from resales of foreclosed assets                     (2,962)
     Remarketing fees received                                         974
     Servicing advances                                             (4,260)
     Repayments of servicing assets                                  3,961
     Cash received on investment in securities                       6,890

     Quantitative   information   about  the  portfolios  of  notes   receivable
previously sold without recourse in which the Company holds the above retained interests as investments in securities is as follows (in thousands):

                                                                                              For the year ended
                                                               As of April 1, 2001               April 1, 2001
                                                     -----------------------------------------------------------
                                                            Total         Principal Amount
                                                          Principal      of Loans More Than   Credit Losses, Net
                                                       Amount of Loans    60 Days Past Due       of Recoveries
                                                       ---------------    ----------------       -------------
1995 REMIC - land mortgages                                $ 8,016             $   472             $   265
1996 REMIC - land mortgages                                  4,277                  36                  58
First Purchase Facility Timeshare receivables               62,049               2,150                 268
Second Purchase Facility Timeshare receivables              73,315               1,959                   9

     The net unrealized gain on  available-for-sale  securities,  presented as a
separate  component  of  shareholders'   equity,  is  net  of  income  taxes  of
approximately $953,000.

     During fiscal 2000, the Company exchanged its residual investment in the 1994 REMIC debt securities for the underlying mortgages. The 1994 REMIC investment was exchanged in connection with the termination of the REMIC, as all of the senior 1994 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. Although the Company had previously recorded an unrealized loss of $304,000 on this available-for-sale security, the Company only realized a $179,000 loss on the exchange, based on the net realizable value of the mortgages received and the amortized cost of the investment.

Servicing Assets

     The changes in the Company's servicing assets, included in other assets in the consolidated balance sheet, for the year ended April 1, 2001 were as follows (in thousands):

                Balance at April 2, 2000............     $ --
                Additions...........................      593
                Less: amortization..................      (31)
                                                         ----
                Balance at April 1, 2001............     $562
                                                         ====

     The estimated fair value of the servicing assets approximated their carrying amounts as of April 1, 2001. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates and the other assumptions used to measure the fair value of the Company's retained interests for portfolios of notes receivable sold. For purposes of measuring impairment, the Company stratifies the pools of assets underlying the servicing assets by the portfolios of timeshare notes receivable previously sold. A valuation allowance is recorded where the fair value is below the carrying amount of specific strata, even though the overall fair value of the servicing assets exceeds amortized cost. As of April 1, 2001, no such valuation allowance was necessary.

7. Property and Equipment

     The table below sets forth the property and equipment held by the Company (in thousands).

                                                              Useful         April 2,        April 1,
                                                               Life            2000            2001
                                                               ----            ----            ----
Office equipment, furniture and fixtures.............       3-14 years       $16,274         $19,486
Golf course land, land improvements, buildings
  and equipment......................................       10-30 years       14,661          18,940
Land, buildings and building improvements............       10-30 years        6,989           8,386
Leasehold improvements...............................       3-14 years         4,267           5,143
Aircraft.............................................        3-5 years         1,021           1,070
Vehicles and equipment...............................        3-5 years           837             703
                                                                             -------         -------
                                                                              44,049          53,728
Accumulated depreciation and amortization of
   leasehold improvements............................                         (8,640)        (12,266)
                                                                             -------         -------
         Total                                                               $35,409         $41,462
                                                                             =======         =======

8. Receivable-Backed Notes Payable

     The Company has a timeshare receivables warehouse loan facility, which expires on October 16, 2001, with the Subordinated Purchaser (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 85%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the year ended April 1, 2001, the Company borrowed an aggregate $31.3 million in various increments from time-to-time under the Warehouse Facility, of which the Company repaid an aggregate $31.5 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable which collateralize the loan or as the loans are sold through the Purchase Facility, but in no event later than October 16, 2001. The maximum principal amount that may be outstanding at any one time prospectively under the Warehouse Facility is $15.0 million. As of April 1, 2001, the outstanding balance on the Warehouse Facility was $1.4 million.

     The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf
Division inventory borrowings. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 8.0% being the minimum interest rate for inventory borrowings. At April 1, 2001, the outstanding principal balance under this facility was approximately $6.0 million, all of which related to receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

     The remaining $1.3 million of receivable-backed notes payable balances are related to notes receivable sold by RDI with recourse, prior to the acquisition of RDI by the Company, and debt related to receivables hypothecated by AmClub prior to the foreclosure described in Note 4. At April 1, 2001, $11.4 million in notes receivable secured the $8.7 million in receivable-backed notes payable.

9. Lines-of-Credit and Notes Payable

     The Company has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of inventory and to fund operations. Financial data related to the Company's borrowing facilities is set forth below.

                                                                                     April 2,       April 1,
                                                                                       2000           2001
                                                                                       ----           ----
                                                                                         (in thousands)
Lines-of-credit secured by inventory with a carrying value of
   $68.2 million at April 1, 2001. Interest rates range from 9.29%
   to 10.50% at April 2, 2000 and from 7.75% to 9.25% at April 1, 2001
   Maturities range from January 2004 to January 2006 ..............................  $52,031       $40,631

Notes and mortgage notes secured by certain inventory, property and equipment and investments with an aggregate carrying value of
   $28.7 million at April 1, 2001.  Interest rates ranging from 8.75%
   to 12.00% at April 2, 2000 and from 6.25% to 12.00% at April 1, 2001
   Maturities range from December 2002 to March 2012 ...............................   13,067        16,897

Unsecured notes payable to former stockholders of RDI. Interest rate
   of 9.00%. Matured in October 1999. (see Note 14) ................................    1,000         1,000

Lease obligations with a imputed interest rates ranging from 2.89% to
   10.50%. Maturities range from December 2001 to April 2002 .......................      266           390
                                                                                      -------       -------

         Total                                                                        $66,364       $58,918
                                                                                      =======       =======

     The table below sets forth the contractual minimum principal payments required on the Company's lines-of-credit and notes payable for each of the five fiscal years subsequent to fiscal 2001. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a lot or timeshare interval release basis for certain of the above obligations (in thousands).

            2002....................................      $10,365
            2003....................................        9,267
            2004....................................       20,168
            2005....................................       16,002
            2006....................................        3,309
            Thereafter..............................          465
                                                          -------
              Total.................................       59,576
                 Less: unamortized discount based on
                 an imputed interest rate of 12%....         (658)
                                                          -------
                                                          $58,918
                                                          =======

     The  following  is  a  discussion  of  the  Company's   significant  credit
facilities and material new borrowings in fiscal 2001:

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

     In addition, the Subordinated Purchaser has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare
Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at April 1, 2001 was $17.8 million.

     The Company has also obtained from a financial institution a $35.0 million revolving credit facility (the "Revolving Credit Facility"), which expires in March 2002. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25% and interest is due monthly. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge residential land project in Dallas, Texas ("Lake Ridge II(TM)"), the Company borrowed approximately $12.0 million under the Revolving Credit Facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II(TM) and in another recently purchased section of Lake Ridge(TM) ("Section 15") are sold. The principal must be repaid by September 14, 2004. The loan is secured by the Company's residential land lot inventory in Lake Ridge II(TM) and in Section 15. On
October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the Revolving Credit Facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the Revolving Credit Facility was $22.1 million at April 1, 2001.

     On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. During December 2000, the Company borrowed an additional $2.0 million under the lines-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in Brickshire(TM) are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of April 1, 2001, the outstanding principal balance on the lines-of-credit was $675,000.

     Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above; the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). In December 2000, the Company borrowed $2.6 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan will bear interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of April 1, 2001, $2.6 million was outstanding under the Golf Course Loan.

10. Note Offering

     On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 1, 2003, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 - 105.25%; 2004 - 103.50%; 2005 - 101.75% and 2006 and thereafter - 100.00%. The Notes are senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor.

     The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's existing and future subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations LLC(TM), Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain residential land and golf properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of April 1, 2001, the Pledged Properties had an aggregate carrying value of approximately $15.5 million. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

     The net proceeds of the Offering were approximately $106.3 million. In connection with the Offering, the Company repaid a $22.1 million bridge loan from the initial purchasers of the Notes, approximately $28.9 million of the line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable outstanding at March 29, 1998. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1.0 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering were used to repay other obligations of the Company and for working capital purposes. In connection with the Offering, the Company wrote-off approximately $692,000 of debt issuance costs related to the extinguished debt and recognized a $1.7 million extraordinary loss on early extinguishment of debt, which is net of taxes of $1.1 million.

Supplemental Guarantor Information

     Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

    CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 2, 2000 AND APRIL 1, 2001

           (IN THOUSANDS)                                                    APRIL 2, 2000
                                                 --------------------------------------------------------------------------
                                                                  COMBINED       COMBINED
                                                  BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                 CORPORATION    SUBSIDIARIES    GUARANTORS     ELIMINATIONS    CONSOLIDATED
ASSETS
    Cash and cash equivalents .................    $  43,093      $  12,458      $   9,975      $      --       $  65,526
    Contracts receivable, net .................          221            150          7,548             --           7,919
    Intercompany receivable ...................      100,441             --             --       (100,441)             --
    Notes receivable, net .....................          244          7,238         62,632             --          70,114
    Inventory, net ............................       21,346         13,083        162,664             --         197,093
    Investments in securities .................           --         15,330             --             --          15,330
    Investments in subsidiaries ...............        7,980             --             --         (7,980)             --
    Property and equipment, net ...............        9,019            298         26,092             --          35,409
    Other assets ..............................       10,706          1,145         13,741         (3,000)         22,592
                                                   ---------      ---------      ---------      ---------       ---------
       Total assets ...........................    $ 193,050      $  49,702      $ 282,652      $(111,421)      $ 413,983
                                                   =========      =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other .............................    $  13,193      $  13,683      $  11,220      $      --       $  38,096
    Intercompany payable ......................           --         13,389         87,052       (100,441)             --
    Deferred income taxes .....................        3,784          1,585          7,804             --          13,173
    Lines-of-credit and notes payable .........        1,979         13,114         65,438         (3,000)         77,531
    10.50% senior secured notes payable .......      110,000             --             --             --         110,000
    8.00% convertible subordinated notes
     payable to related parties ...............        6,000             --             --             --           6,000
    8.25% convertible subordinated
     debentures ...............................       34,371             --             --             --          34,371
                                                   ---------      ---------      ---------      ---------       ---------
       Total liabilities ......................      169,327         41,771        171,514       (103,441)        279,171

  Minority interest ...........................           --             --             --            768             768

  Total shareholders' equity ..................       23,723          7,931        111,138         (8,748)        134,044
                                                   ---------      ---------      ---------      ---------       ---------
        Total liabilities and shareholders'
            equity ............................    $ 193,050      $  49,702      $ 282,652      $(111,421)      $ 413,983
                                                   =========      =========      =========      =========       =========

                                                                                    APRIL 1, 2001
                                                      -------------------------------------------------------------------------
                                                                         COMBINED      COMBINED
                                                        BLUEGREEN      NON-GUARANTOR  SUBSIDIARY
                                                       CORPORATION     SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
ASSETS
    Cash and cash equivalents ........................   $  13,290      $  17,125     $   9,601     $      --      $  40,016
    Contracts receivable, net ........................          --            353        18,154            --         18,507
    Intercompany receivable ..........................     121,111          3,540            --      (124,651)            --
    Notes receivable, net ............................       4,929          3,957        65,910            --         74,796
    Inventory, net ...................................          --         17,011       176,623            --        193,634
    Investments in securities ........................          --         19,898            --            --         19,898
    Investments in subsidiaries ......................       7,730             --         3,230       (10,960)            --
    Property and equipment, net ......................       8,910            860        31,692            --         41,462
    Other assets .....................................      12,814          1,682        16,872            --         31,368
                                                         ---------      ---------     ---------     ---------      ---------
       Total assets ..................................   $ 168,784      $  64,426     $ 322,082     $(135,611)     $ 419,681
                                                         =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other ....................................   $  15,188      $  18,036     $   9,506     $      --      $  42,730
    Intercompany payable .............................          --             --       124,651      (124,651)            --
    Deferred income taxes ............................     (16,932)        17,732        18,529            --         19,329
    Lines-of-credit and notes payable ................       3,568          9,170        54,882            --         67,620
    10.50% senior secured notes payable ..............     110,000             --            --            --        110,000
    8.00% convertible subordinated notes
     payable to related parties ......................       6,000             --            --            --          6,000
    8.25% convertible subordinated
     debentures ......................................      34,371             --            --            --         34,371
                                                         ---------      ---------     ---------     ---------      ---------
       Total liabilities .............................     152,195         44,938       207,568      (124,651)       280,050

  Minority interest ..................................          --             --            --         2,841          2,841

  Total shareholders' equity .........................      16,589         19,488       114,514       (13,801)       136,790
                                                         ---------      ---------     ---------     ---------      ---------
      Total liabilities and shareholders' equity .....   $ 168,784      $  64,426     $ 322,082     $(135,611)     $ 419,681
                                                         =========      =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED MARCH 28, 1999
                                                         ---------------------------------------------------------------------------
                                                                            COMBINED       COMBINED
                                                           BLUEGREEN      NON-GUARANTOR   SUBSIDIARY
                                                          CORPORATION     SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
REVENUES
    Sales ...........................................      $  32,699       $  15,668      $ 177,449       $      --       $ 225,816
    Other resort and golf operations ................             --           1,305         13,576              --          14,881
    Management fees .................................         21,878              --             --         (21,878)             --
    Interest income .................................          1,981           2,954          9,869              --          14,804
    Gain on sales of notes receivable ...............             --           3,692             --              --           3,692
    Other income (expense) ..........................            532             105           (115)             --             522
                                                           ---------       ---------      ---------       ---------       ---------
                                                              57,090          23,724        200,779         (21,878)        259,715

COSTS AND EXPENSES
    Cost of sales ...................................         10,079           4,094         67,322              --          81,495
    Cost of other resort and golf operations ........             --           1,073         14,904              --          15,977
    Management fees .................................             --           1,993         19,885         (21,878)             --
    Selling, general and administrative
       expenses .....................................         35,344           7,920         71,386              --         114,650
    Interest expense ................................         10,549           1,906            467              --          12,922
    Provision for loan losses .......................             --             344          2,410              --           2,754
                                                           ---------       ---------      ---------       ---------       ---------
                                                              55,972          17,330        176,374         (21,878)        227,798
                                                           ---------       ---------      ---------       ---------       ---------
    Income before income taxes and minority
       interest .....................................          1,118           6,394         24,405              --          31,917
    Provision for income taxes ......................            441           2,526          9,643              --          12,610
    Minority interest in income of
       consolidated subsidiary ......................             --              --             --             585             585
                                                           ---------       ---------      ---------       ---------       ---------
    Income before extraordinary item ................            677           3,868         14,762            (585)         18,722
    Extraordinary loss on early
     extinguishment of debt, net of taxes ...........             --              --         (1,682)             --          (1,682)
                                                           ---------       ---------      ---------       ---------       ---------
  Net income ........................................      $     677       $   3,868      $  13,080       $    (585)      $  17,040
                                                           =========       =========      =========       =========       =========

                                                                                 YEAR ENDED APRIL 2, 2000
                                                         ---------------------------------------------------------------------------
                                                                            COMBINED       COMBINED
                                                           BLUEGREEN      NON-GUARANTOR   SUBSIDIARY
                                                          CORPORATION     SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
REVENUES
    Sales ...........................................      $  25,775       $  10,575      $ 178,138       $      --       $ 214,488
    Other resort and golf operations ................             --           2,747         18,998              --          21,745
    Management fees .................................         22,066              --             --         (22,066)             --
    Interest income .................................          1,231           3,431         10,990              --          15,652
    Gain on sales of notes receivable ...............             --           2,063             --              --           2,063
    Other income ....................................            454              81            200              --             735
                                                           ---------       ---------      ---------       ---------       ---------
                                                              49,526          18,897        208,326         (22,066)        254,683
COSTS AND EXPENSES
    Cost of sales ...................................          7,284           2,787         64,886              --          74,957
    Cost of other resort and golf operations ........             --           1,228         19,720              --          20,948
    Management fees .................................             --           1,675         20,391         (22,066)             --
    Selling, general and administrative
       expenses .....................................         42,542           7,219         79,273              --         129,034
    Interest expense ................................          8,843           2,053          2,945              --          13,841
    Provision for loan losses .......................             --             413          4,925              --           5,338
                                                           ---------       ---------      ---------       ---------       ---------
                                                              58,669          15,375        192,140         (22,066)        244,118
                                                           ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes and
       minority interest ............................         (9,143)          3,522         16,186              --          10,565
    Provision (benefit) for income taxes ............         (3,631)          1,374          6,312              --           4,055
    Minority interest in loss of
       consolidated subsidiary ......................             --              --             --            (267)           (267)
                                                           ---------       ---------      ---------       ---------       ---------
    Net income (loss) ...............................      $  (5,512)      $   2,148      $   9,874       $     267       $   6,777
                                                           =========       =========      =========       =========       =========

                                                                                 YEAR ENDED APRIL 1, 2001
                                                         ---------------------------------------------------------------------------
                                                                            COMBINED       COMBINED
                                                           BLUEGREEN      NON-GUARANTOR   SUBSIDIARY
                                                          CORPORATION     SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
REVENUES
    Sales ...........................................      $      58       $  11,107      $ 215,145       $      --       $ 226,310
    Other resort and golf operations ................             --           3,508         24,705              --          28,213
    Management fees .................................         25,163              --             --         (25,163)             --
    Interest income .................................          1,378           4,155         11,784              --          17,317
    Gain on sales of notes receivable ...............             --           3,281             --              --           3,281
    Other income ....................................            (44)             87            529              --             572
                                                           ---------       ---------      ---------       ---------       ---------
                                                              26,555          22,138        252,163         (25,163)        275,693
COSTS AND EXPENSES
    Cost of sales ...................................             --           3,270         75,525              --          78,795
    Cost of other resort and golf operations ........             --           1,577         23,374              --          24,951
    Management fees .................................             --              --         25,163         (25,163)             --
    Selling, general and administrative
       expenses .....................................         27,085           8,110        113,369              --         148,564
    Interest expense ................................         10,189             941          4,364              --          15,494
    Provision for loan losses .......................             --              69          4,818              --           4,887
                                                           ---------       ---------      ---------       ---------       ---------
                                                              37,274          13,967        246,613         (25,163)        272,691
                                                           ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes and
       minority interest ............................        (10,719)          8,171          5,550              --           3,002
    Provision (benefit) for income taxes ............         (4,127)          3,644          1,639              --           1,156
    Minority interest in loss of
       consolidated subsidiary ......................             --              --             --            (871)           (871)
                                                           ---------       ---------      ---------       ---------       ---------
    Net income (loss) ...............................      $  (6,592)      $   4,527      $   3,911       $     871       $   2,717
                                                           =========       =========      =========       =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED MARCH 28, 1999
                                                               ---------------------------------------------------------------------
                                                                               COMBINED      COMBINED
                                                                 BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                                CORPORATION  SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
Operating activities:
   Net cash (used) provided by operating activities ..........   $ (83,348)    $   9,624     $  73,204     $      --     $    (520)
                                                                 ---------     ---------     ---------     ---------     ---------
Investing activities:
  Purchase of related party notes receivable .................          --            --        (2,850)           --        (2,850)
  Loan to related party ......................................          --            --        (1,318)           --        (1,318)
  Cash received from investments in securities ...............          --         1,478            --            --         1,478
  Purchases of property and equipment ........................      (4,330)          (54)       (6,634)           --       (11,018)
  Proceeds from sales of property and equipment ..............         836            62            41            --           939
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by investing activities .............      (3,494)        1,486       (10,761)           --       (12,769)
                                                                 ---------     ---------     ---------     ---------     ---------

Financing activities:
  Payments under short-term borrowings from
     underwriters ............................................     (22,149)           --            --            --       (22,149)
  Payments under line-of-credit facilities
     and notes payable .......................................      (6,992)       (6,751)      (62,008)           --       (75,751)
  Proceeds from issuance of 10.5% senior secured
     notes payable ...........................................     110,000            --            --            --       110,000
  Payment of debt issuance costs .............................      (4,901)         (855)          (57)           --        (5,813)
  Proceeds from issuance of common stock .....................      34,253            --            --            --        34,253
  Proceeds from exercise of employee and
     director stock options ..................................         397            --            --            --           397
  Payments for treasury stock ................................      (3,156)           --            --            --        (3,156)
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing activities .............     107,452        (7,606)      (62,065)           --        37,781
                                                                 ---------     ---------     ---------     ---------     ---------
Net increase in cash and cash equivalents ....................      20,610         3,504           378            --        24,492
Cash and cash equivalents at beginning of year ...............      16,100         5,186         9,779            --        31,065
                                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year .....................      36,710         8,690        10,157            --        55,557
Restricted cash and cash equivalents at end of year ..........      (1,597)       (8,595)       (5,614)           --       (15,806)
                                                                 ---------     ---------     ---------     ---------     ---------
Unrestricted cash and cash equivalents at end of year ........   $  35,113     $      95     $   4,543     $      --     $  39,751
                                                                 =========     =========     =========     =========     =========

                                                                                    YEAR ENDED APRIL 2, 2000
                                                               ---------------------------------------------------------------------
                                                                               COMBINED      COMBINED
                                                                 BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                                CORPORATION  SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
Operating activities:
Net cash (used) provided by operating activities .............   $   2,807     $   1,528     $ (16,593)    $      --     $ (12,258)
                                                                 ---------     ---------     ---------     ---------     ---------
Investing activities:
   Loan to related party .....................................          --            --          (256)           --          (256)
   Payments received on loan to related party ................          --            --           459            --           459
   Cash received from investments in securities ..............          --         6,201            --            --         6,201
   Business acquisition, net of cash acquired ................          --            --          (675)           --          (675)
   Purchases of property and equipment .......................      (2,722)         (162)       (7,962)           --       (10,846)
   Proceeds from sales of property and equipment .............          --            --         1,516            --         1,516
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by investing activities .............      (2,722)        6,039        (6,918)           --        (3,601)
                                                                 ---------     ---------     ---------     ---------     ---------
Financing activities:
   Proceeds from borrowings under line-of-credit
      facilities and notes payable ...........................          --            --        27,885            --        27,885
   Payments under line-of-credit facilities and
      notes payable ..........................................        (126)       (3,596)       (3,794)           --        (7,516)
   Payment of debt issuance costs ............................      (1,042)         (203)         (762)           --        (2,007)
   Proceeds from issuance of common stock ....................      14,973            --            --            --        14,973
   Proceeds from exercise of employee and director
      stock options ..........................................         261            --            --            --           261
   Payments for treasury stock ...............................      (7,768)           --            --            --        (7,768)
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing activities .............       6,298        (3,799)       23,329            --        25,828
                                                                 ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents .........       6,383         3,768          (182)           --         9,969
Cash and cash equivalents at beginning of year ...............      36,710         8,690        10,157            --        55,557
                                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year .....................      43,093        12,458         9,975            --        65,526
Restricted cash and cash equivalents at end of year ..........      (1,437)      (12,458)       (7,234)           --       (21,129)
                                                                 ---------     ---------     ---------     ---------     ---------
Unrestricted cash and cash equivalents at end of year ........   $  41,656     $      --     $   2,741     $      --     $  44,397
                                                                 =========     =========     =========     =========     =========

                                                                                    YEAR ENDED APRIL 1, 2001
                                                               ---------------------------------------------------------------------
                                                                               COMBINED      COMBINED
                                                                 BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                                CORPORATION  SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
Operating activities:
Net cash (used) provided by operating activities .............   $ (24,250)    $   2,312     $  33,010     $      --     $  11,072
                                                                 ---------     ---------     ---------     ---------     ---------
Investing activities:
  Long term prepayment to  Bass Pro, Inc. ....................          --            --        (9,000)           --        (9,000)
  Investment in note receivable ..............................      (4,711)           --            --            --        (4,711)
   Principal payments received on investment in note
      receivable .............................................          68            --            --            --            68
   Cash received from investments in securities ..............          --         6,890            --            --         6,890
   Acquisition of minority interest ..........................          --            --          (250)           --          (250)
   Investment in joint venture ...............................          --            --        (3,230)        3,230            --
   Purchases of property and equipment .......................      (1,539)         (739)       (7,271)           --        (9,549)
   Proceeds from sales of property and equipment .............          --            --            79            --            79
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by investing activities .............      (6,182)        6,151       (19,672)        3,230       (16,473)
                                                                 ---------     ---------     ---------     ---------     ---------
Financing activities:
   Proceeds from borrowings under line-of-credit
      facilities and notes payable ...........................       6,500           645         3,976            --        11,121
   Payments under line-of-credit facilities and
      notes payable ..........................................      (5,282)       (6,303)      (17,550)           --       (29,135)
   Payment of debt issuance costs ............................         (45)       (1,368)         (138)           --        (1,551)
   Proceeds from capitalization of joint venture .............                     3,230            --        (3,230)           --
   Proceeds from exercise of employee and director
      stock options ..........................................          28            --            --            --            28
   Payments for treasury stock ...............................        (572)           --            --            --          (572)
                                                                 ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing activities .............         629        (3,796)      (13,712)       (3,230)      (20,109)
                                                                 ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents .........     (29,803)        4,667          (374)           --       (25,510)
Cash and cash equivalents at beginning of year ...............      43,093        12,458         9,975            --        65,526
                                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year .....................      13,290        17,125         9,601            --        40,016
Restricted cash and cash equivalents at end of year ..........          --       (15,961)       (6,402)           --       (22,363)
                                                                 ---------     ---------     ---------     ---------     ---------
Unrestricted cash and cash equivalents at end of year ........   $  13,290     $   1,164     $   3,199     $      --     $  17,653
                                                                 =========     =========     =========     =========     =========

11. Convertible Subordinated Notes Payable and Debentures

Notes Payable

     The Company financed the cash portion of the purchase price of RDI by issuing two 8% convertible subordinated promissory notes in the aggregate principal amount of $6 million (the "8% Notes) to a member of the Board of Directors of the Company (the "Board") and an affiliate of a Board member. The 8% Notes, which were executed on September 11, 1997, are due on September 11, 2002, and are convertible into shares of the Company's common stock at a conversion price of $3.92 per share, subject to adjustment under certain circumstances.

Debentures

     The Company has $34.4 million of its 8.25% Convertible Subordinated Debentures (the "Debentures") outstanding at both April 2, 2000 and April 1, 2001. The Debentures are convertible at any time prior to maturity (2012), unless previously redeemed, into common stock of the Company at a current conversion price of $8.24 per share, subject to adjustment under certain conditions. The Debentures are redeemable at any time, at the Company's option, in whole or in part at 100% of the face amount. The Company is obligated to redeem annually 10% of the principal amount of the Debentures originally issued, commencing May 15, 2003, net of previous redemptions of approximately $5.6 million. Such redemptions are calculated to retire 90% of the principal amount of the Debentures prior to maturity. The Debentures are unsecured and subordinated to all senior indebtedness of the Company. Interest is payable semi-annually on May 15 and November 15.

     Under financial covenants of the Indenture pursuant to which the Debentures were issued, the Company is required to maintain net worth of not less than $29.0 million. Should net worth fall below $29.0 million for two consecutive quarters, the Company is required to make an offer to purchase 20% of the outstanding Debentures at par, plus accrued interest.

     During fiscal 1999, holders of $368,000 in aggregate principal amount of the Debentures elected to convert said Debentures into an aggregate 44,658 shares of the Company's common stock.

12. Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

     Cash and cash equivalents: The amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

     Contracts receivable: The amounts reported in the consolidated balance sheets for contracts receivable approximate fair value. Contracts receivable are non-interest bearing and generally convert into cash or an interest-bearing mortgage note receivable within thirty days.

     Notes receivable: The amounts reported in the consolidated balance sheets for notes receivable approximate fair value based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

     Investments in securities: Investments in securities, which represent retained interests in REMIC and timeshare receivable pools sold, are carried at fair value based on discounted cash flow analyses.

     Lines-of-credit, notes payable and receivable-backed notes payable: The amounts reported in the balance sheets approximate their fair value for indebtedness that provides for variable interest rates. The fair value of the Company's fixed-rate indebtedness was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     10.50% senior secured notes payable: The fair value of the Company's 10.50% senior secured notes is based on the quoted market price in the over-the-counter bond market.

     8.00% convertible subordinated notes payable to related parties: The fair value of the Company's $6 million notes was estimated using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     8.25% convertible subordinated debentures: The fair value of the Company's 8.25% convertible subordinated debentures is based on the quoted market price as reported on the New York Stock Exchange.

                                                                   April 2, 2000                    April 1, 2001
                                                            ---------------------------------------------------------------
(in thousands)                                                Carrying        Estimated          Carrying       Estimated
                                                               Amount         Fair Value          Amount        Fair Value
                                                               ------         ----------          ------        ----------
Cash and cash equivalents .................................   $ 65,526         $ 65,526         $ 40,016         $ 40,016
Contracts receivable, net .................................      7,919            7,919           18,507           18,507
Notes receivable, net .....................................     70,114           70,114           74,796           74,796
Investments in securities .................................     15,330           15,330           19,898           19,898
Lines-of-credit, notes payable, and receivable-
  backed notes payable ....................................     77,531           77,531           67,620           67,620
10.50% senior secured notes payable .......................    110,000           71,500          110,000           59,400
8.00% convertible subordinated notes payable to
  related parties .........................................      6,000            5,889            6,000            6,000
8.25% convertible subordinated debentures .................     34,371           23,286           34,371           22,341

13. Common Stock and Stock Option Plans

     On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., ("MSREF"), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P.,
(collectively, the "Funds") pursuant to which the Funds purchased 4.1 million and 1.8 million shares of the Company's common stock for an aggregate of $35 million and $15 million during fiscal 1999 and 2000, respectively. Legal and other stock issuance costs totaled approximately $774,000.

Treasury Stock

     During fiscal 1999 and fiscal 2000, the Board authorized a program to repurchase up to an additional 2 million and 1 million shares of common stock, respectively. During fiscal 1999, the Company repurchased approximately 518,000 common shares at an aggregate cost of $3.2 million. During fiscal 2000, the Company repurchased approximately 1.6 million common shares at an aggregate cost of $7.8 million. During fiscal 2001, the Company repurchased approximately 198,000 common shares at an aggregate cost of $572,000.

Stock Option Plans

     Under the Company's employee stock option plans, options vest ratably over a five-year period and expire ten years from the date of grant. All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant.

     The stock option plan covering the Company's non-employee Directors provides for the grant to the Company's non-employee directors (the "Outside Directors") of non-qualified stock options that vest ratably over a three-year period and expire ten years from the date of grant.

     A summary of stock option activity related to the Company's Employee and Outside Directors Plans is presented below (in thousands, except per share data).

                                             Number                                                   Number
                                            of Shares        Outstanding       Exercise Price        of Shares
                                            Reserved           Options            Per Share         Exercisable
Employee Stock Option Plans

Balance at March 30, 1998.................    1,740              1,725           $1.25-$4.88            541
    Additional options authorized.........    2,000                 --               --
    Granted...............................       --              1,234           $8.50-$9.50
    Forfeited.............................       (3)               (11)          $2.29-$3.13
    Exercised.............................      (36)               (36)          $2.29-$2.60
                                              -----              -----
Balance at March 28, 1999.................    3,701              2,912           $1.25-$9.50            821
    Granted...............................       --                115           $4.88-$8.50
    Forfeited.............................       (2)              (144)          $3.13-$8.50
    Exercised.............................      (54)               (54)          $2.29-$4.51
                                              -----              -----
Balance at April 2, 2000..................    3,645              2,829           $1.25-$9.50          1,288
    Granted...............................       --                 60           $2.26-$3.00
    Forfeited.............................       (5)              (185)          $3.13-$8.50
    Exercised.............................      (11)               (11)             $3.13
                                              -----              -----
Balance at April 1, 2001..................    3,629              2,693           $1.25-$9.50          1,637
                                              =====              =====

Outside Directors Plans

     Balance at March 30, 1998............       558                558           $0.83-$4.78           408
        Additional options authorized ....       500                 --               --
        Granted...........................        --                 90              $9.31
        Exercised.........................      (103)              (103)          $1.77-$4.78
                                               -----              -----
     Balance at March 28, 1999............       955                545           $0.83-$9.31           381
        Granted...........................        --                120              $5.94
        Exercised.........................       (52)               (52)          $0.83-$2.81
                                               -----              -----
     Balance at April 2, 2000.............       903                613           $1.46-$9.31           408
        Granted...........................        --                105              $2.88
                                               -----              -----
     Balance at April 1, 2001.............       903                718           $1.46-$9.31           503
                                               =====              =====

         The weighted-average fair values of options granted during the year ended April 1, 2001 were: Exercise price equal to fair value at grant date: employees $1.24, directors - $1.50

     The  weighted-average   exercise  prices  and  weighted-average   remaining
contractual lives of the Company's outstanding stock options at April 1, 2001 (grouped by range of exercise prices) were:

                                                           Weighted-Average                          Weighted-
                                                               Remaining          Weighted-           Average
                            Number           Number of      Contractual Life       Average         Exercise Price
                          of Options      Vested Options       (in years)       Exercise Price      (vested only)
                          ----------      --------------       ----------       --------------      -------------
                                  (In 000's)
                                  ----------
Employees:
    $1.25-$1.46                 102              102                1               $1.35               $1.35
    $2.26-$3.13                 645              434                6               $2.96               $3.00
    $3.58-$4.88                 888              681                6               $4.33               $4.20
    $8.50-$9.50               1,058              420                8               $9.22               $9.23
                              -----            -----
                              2,693            1,637
                              =====            =====

                                                           Weighted-Average                          Weighted-
                                                               Remaining          Weighted-           Average
                            Number           Number of      Contractual Life       Average         Exercise Price
                          of Options      Vested Options       (in years)       Exercise Price      (vested only)
                          ----------      --------------       ----------       --------------      -------------
                                  (In 000's)
                                  ----------
Directors:
    $1.46-$1.77                 72                72                2               $1.62               $1.62
    $2.81-$3.80                436               331                6               $3.19               $3.29
    $5.94                      120                40                9               $5.94               $5.94
    $9.31                       90                60                8               $9.31               $9.31
                               ---               ---
                               718               503
                               ===               ===

     Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 2000 and 2001, respectively: risk free investment rates of 5.0%, 5.7% and 5.5% dividend yields of 0%, 0% and 0%, a volatility factor of the expected market price of the Company's common stock of .428, .448 and .532 and a weighted average life of the options of 5.0 years, 5.3 years and 5.0 years, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of the Company's stock option grants. The Company's pro forma information is as follows (in thousands, except per share data).

                                                         Year Ended
                                              ----------------------------------
                                               March 28,   April 2,     April 1,
                                                 1999        2000         2001
                                                 ----        ----         ----

Pro forma net income .......................   $16,419     $ 5,934      $ 1,873
                                               =======     =======      =======
Pro forma earnings per share:
  Basic ....................................   $   .74     $   .25      $   .08
  Diluted ..................................       .64         .25          .08

Common Stock Reserved For Future Issuance

     As of April 1, 2001, Common stock reserved for future issuance was comprised of shares issuable (in thousands):

          Upon conversion of 8.25% debentures................    4,171
          Upon conversion of 8.00% notes payable.............    1,530
          Upon exercise of employee stock options............    3,629
          Upon exercise of outside director stock options....      903
                                                                ------
                                                                10,233
                                                                ======

14. Commitments and Contingencies

     At April 1, 2001, the estimated cost to complete development work in subdivisions or resorts from which lots or Timeshare Interests have been sold totaled $41.9 million. Development is estimated to be completed within the next two fiscal years as follows: 2002--$34.4 million, 2003--$7.5 million.

     The  Company  leases  certain  office  space and  equipment  under  various
noncancelable   operating  leases.   Certain  of  these  leases  contain  stated
escalation clauses while others contain renewal options.

     Rent expense for the years ended March 28, 1999, April 2, 2000 and April 1, 2001, totaled approximately $3.1 million, $3.5 million and $4.2 million, respectively. Lease commitments under these noncancelable operating leases for each of the five fiscal years subsequent to fiscal 2001, and thereafter are as follows (in thousands):

                2002......................................  $2,961
                2003......................................   2,337
                2004......................................   1,805
                2005......................................   1,274
                2006......................................     136
                Thereafter................................      --
                                                            ------
                  Total future minimum lease payments       $8,513
                                                            ======

     In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The
Company believes that substantially all of the claims and proceedings are incidental to its business.

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

     On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of April 1, 2001, aggregate interest was approximately $1.1 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

15. Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                                Year Ended
                            --------------------------------------------------
                            March 28, 1999     April 2, 2000     April 1, 2001
                            --------------     -------------     -------------
Federal:
   Current .................     $ 4,973          $ 3,719           $(4,645)
   Deferred ................       4,994             (303)            5,481
                                 -------          -------           -------
                                   9,967            3,416               836
State and other:
   Current .................       1,796              696                --
   Deferred ................         847              (57)              320
                                 -------          -------           -------
                                   2,643              639               320
                                 -------          -------           -------
Total ......................     $12,610          $ 4,055           $ 1,156
                                 =======          =======           =======

     The reasons for the difference between the provision for income taxes and the amount that results from applying the federal statutory tax rate in fiscal 1999, 2000 and 2001 to income before provision for income taxes and minority interest are as follows (in thousands):

                                                                                  Year Ended
                                                             -----------------------------------------------------
                                                             March 28, 1999      April 2, 2000       April 1, 2001
                                                             --------------      -------------       -------------
Income tax expense at statutory rate ........................    $11,171             $ 3,698             $ 1,051
Effect of state taxes, net of federal tax benefit ...........      1,439                 357                 105
                                                                 -------             -------             -------
                                                                 $12,610             $ 4,055             $ 1,156
                                                                 =======             =======             =======

     At April 2, 2000 and April 1, 2001, deferred income taxes consist of the following components (in thousands):

                                                                        April 2,         April 1,
                                                                         2000              2001
                                                                         ----              ----
Deferred federal and state tax liabilities (assets):
  Installment sales treatment of notes ............................     $ 13,097         $ 32,565
  Deferred federal and state loss carryforwards/AMT credits .......         (643)         (16,078)
  Tax over book depreciation ......................................          655            1,384
  Book over tax carrying value of investments in securities .......           --            1,305
  Other ...........................................................           64              153
                                                                        --------         --------
Deferred income taxes .............................................     $ 13,173         $ 19,329
                                                                        ========         ========

     The Company has available net operating loss carryforwards of $23.5 million, which expire in 2021, and alternative minimum tax credit carryforwards of $6.7 million, that never expire.

16. Employee Retirement Savings Plan

     The Company's Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with the Company are eligible to participate in the Plan. Employer contributions to the Plan are at the sole discretion of the Company and were not material to the operations of the Company for fiscal 1999. The Company made no employer contributions for fiscal 2000 and 2001.

17. Business Segments

     The Company has two reportable business segments. The Resorts Division acquires, develops and markets Timeshare Interests at the Company's resorts and the Residential Land and Golf Division acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis. The results of operations from sales of factory-built manufactured home/lot packages and undeveloped lots previously managed under the Communities Division have been combined with the results of operations of the Company's Residential Land and Golf Division in the prior periods, due to immateriality. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

     The Company evaluates performance and allocates resources based on field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sale of receivables, other income, provision for loan losses, interest expense, income taxes and minority interest. Inventory is the only asset that the Company evaluates on a segment basis - all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Required disclosures for the Company's business segments are as follows (in thousands):

                                                                     Residential Land
As of and for the year ended March 28, 1999              Resorts          and Golf           Totals
                                                         -------          --------           ------
Sales ...............................................   $103,127          $122,689          $225,816
Other resort and golf operations revenues ...........     13,825             1,056            14,881
Depreciation expense ................................        684               334             1,018
Field operating profit ..............................     11,872            31,866            43,738
Inventory ...........................................     91,552            51,432           142,984

As of and for the year ended April 2, 2000

Sales ...............................................   $117,271          $ 97,217          $214,488
Other resort and golf operations revenues ...........     19,038             2,707            21,745
Depreciation expense ................................      1,303               831             2,134
Field operating profit ..............................      7,410            22,587            29,997
Inventory ...........................................    109,534            87,559           197,093

As of and for the year ended April 1, 2001

Sales ...............................................   $137,411          $ 88,899          $226,310
Other resort and golf operations revenues ...........     26,326             1,887            28,213
Depreciation expense ................................      1,986               873             2,859
Field operating profit ..............................      9,724            12,991            22,715
Inventory ...........................................     97,012            96,622           193,634

Reconciliations to Consolidated Amounts

     Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest (in thousands):

                                                                               Year Ended
                                                               -------------------------------------------
                                                               March 28,         April 2,         April 1,
                                                                  1999             2000             2001
                                                               -------------------------------------------
Field operating profit for reportable segments ...........     $  43,738        $  29,997        $  22,715
Interest income ..........................................        14,804           15,652           17,317
Gain on sales of notes receivable ........................         3,692            2,063            3,281
Other income .............................................           522              735              572
Corporate general and administrative expenses ............       (15,163)         (18,703)         (20,502)
Interest expense .........................................       (12,922)         (13,841)         (15,494)
Provision for loan losses ................................        (2,754)          (5,338)          (4,887)
                                                               ---------        ---------        ---------
Consolidated income before provision for income
   taxes and minority interest ...........................     $  31,917        $  10,565        $   3,002
                                                               =========        =========        =========

     Depreciation expense for reportable segments reconciled to consolidated depreciation expense (in thousands):

                                                                               Year Ended
                                                               -------------------------------------------
                                                               March 28,         April 2,         April 1,
                                                                  1999             2000             2001
                                                               -------------------------------------------
Depreciation expense for reportable segments .............     $   1,018        $   2,134        $   2,859
Depreciation expense for corporate fixed assets ..........           879            1,072            1,404
                                                               ---------        ---------        ---------
Consolidated depreciation expense ........................     $   1,897        $   3,206        $   4,263
                                                               =========        =========        =========

     Assets for reportable segments reconciled to consolidated assets (in thousands):

                                                                               Year Ended
                                                               -------------------------------------------
                                                               March 28,         April 2,         April 1,
                                                                  1999             2000             2001
                                                               -------------------------------------------
Inventory for reportable segments ........................     $ 142,984        $ 197,093        $ 193,634
Assets not allocated to reportable segments ..............       204,334          216,890          226,047
                                                               ---------        ---------        ---------
Total assets .............................................     $ 347,318        $ 413,983        $ 419,681
                                                               =========        =========        =========

Geographic Information

     Sales by geographic area are as follows (in thousands):

                                                                               Year Ended
                                                               -------------------------------------------
                                                               March 28,         April 2,         April 1,
                                                                  1999             2000             2001
                                                               -------------------------------------------
United States ............................................     $ 210,139        $ 203,899        $ 216,321
Aruba ....................................................        15,668           10,575            9,964
Canada ...................................................             9               14               25
                                                               ---------        ---------        ---------
Consolidated totals ......................................     $ 225,816        $ 214,488        $ 226,310
                                                               =========        =========        =========

     Inventory by geographic area is as follows (in thousands):

                                                                                 April 2,         April 1,
                                                                                   2000             2001
                                                                                --------------------------
United States                                                                   $ 183,978        $ 181,676
Aruba                                                                              13,083           11,951
Canada                                                                                 32                7
                                                                                ---------        ---------
Consolidated totals                                                             $ 197,093        $ 193,634
                                                                                =========        =========

18. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for the years ended April 2, 2000 and April 1, 2001 is presented below (in thousands, except for per share information).

                                                                    Three Months Ended
                                                  -----------------------------------------------------
                                                  July 4,      October 3,     January 2,       April 2,
                                                   1999           1999           2000            2000
                                                   ----           ----           ----            ----
Sales ......................................    $ 62,714       $ 65,653       $ 45,246        $ 40,875
Gross profit ...............................      40,990         44,555         27,948          26,038
Net income (loss) ..........................       4,424          5,862           (785)         (2,724)
Earnings (loss) per common share:
   Basic ...................................        0.19           0.25          (0.03)          (0.11)
   Diluted .................................        0.17           0.22          (0.03)          (0.11)

                                                                    Three Months Ended
                                                  -----------------------------------------------------
                                                  July 2,      October 1,    December 31,       April 1,
                                                   2000           2000           2000            2001
                                                   ----           ----           ----            ----
Sales ......................................    $ 62,207       $ 64,810       $ 44,803        $ 54,490
Gross profit ...............................      40,324         43,915         28,753          34,523
Net income (loss) ..........................       3,012          2,001         (1,361)           (935)
Earnings (loss) per common share:
   Basic ...................................        0.12           0.08          (0.06)          (0.04)
   Diluted .................................        0.12           0.08          (0.06)          (0.04)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Bluegreen Corporation

     We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of April 2, 2000 and April 1, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at April 2, 2000 and April 1, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2001, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP


West Palm Beach, Florida
June 8, 2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information with respect to the Company's Directors, see the information provided under the headings "Proposal 1 - Election of Nominees for Director" and "Certain Relationships and Other Transactions" in the Proxy Statement, which sections are incorporated herein by reference. Information concerning the executive officers of the Company appears in Item 1 of Part 1 of this Annual Report on Form 10-K.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, are included in Item 8.

     Consolidated Balance Sheets as of April 2, 2000 and April 1, 2001

     Consolidated Statements of Income for each of the three years in the period ended April 1, 2001

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended April 1, 2001

     Consolidated Statements of Cash Flows for each of the three years in the period ended April 1, 2001

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

     The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 77 through 81 hereof and are incorporated herein by reference.

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

                                        BLUEGREEN CORPORATION
                                             (Registrant)

Date: June 26, 2001      By: /S/ GEORGE F. DONOVAN
                             -------------------------------------------
                             George F. Donovan,
                             President and Chief Executive Officer

Date: June 26, 2001      By: /S/ JOHN F. CHISTE
                             -------------------------------------------
                             John F. Chiste,
                             Senior Vice President, Treasurer and Chief
                             Financial Officer
                             (Principal Financial Officer)

Date: June 26, 2001      By: /S/ ANTHONY M. PULEO
                             -------------------------------------------
                             Anthony M. Puleo,
                             Vice President and Chief Accounting Officer
                             (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of June, 2001.

        Signature                           Title
        ---------                           -----

/S/ GEORGE F. DONOVAN               President, Chief Executive Officer and
-------------------------------     Director
George F. Donovan

/S/ JOHN F. CHISTE                  Senior Vice President, Treasurer and Chief
-------------------------------     Financial Officer
John F. Chiste                      (Principal Financial Officer)

/S/ ANTHONY M. PULEO                Vice President and Chief Accounting Officer
-------------------------------     (Principal Accounting Officer)
Anthony M. Puleo

/S/ JOHN P. BUZA                    Director
-------------------------------
John P. Buza

/S/ RALPH A. FOOTE                  Director
-------------------------------
Ralph A. Foote

/S/ MICHAEL J. FRANCO               Director
-------------------------------
Michael J. Franco

/S/ RICHARD M. KELLEHER             Director
-------------------------------
Richard M. Kelleher

/S/ JOHN LAGUARDIA                  Director
-------------------------------
John Laguardia

/S/ J. LARRY RUTHERFORD             Director
-------------------------------
J. Larry Rutherford

/S/ BRADFORD T. WHITMORE            Director
-------------------------------
Bradford T. Whitmore

/S/ JOSEPH M. ZUBER                 Director
-------------------------------
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

3.2       -    Restated and amended By-laws of the Registrant  (incorporated  by reference  to  exhibit  3.3 to  Current  Report on Form 8-K dated
               August 14, 1998).

4.4       -    Specimen of Common Stock  Certificate  (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended April 2, 2000).

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

10.105    -    Sale and  Contribution  Agreement  dated as of September 1, 2000,
               among  the   Registrant   and   Bluegreen   Receivables   Finance
               Corporation IV (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1,
               2000).

10.106    -    Sale and Servicing Agreement dated as of September 1, 2000, among the  Registrant,  BXG  Receivables  Owner Trust  2000,  Bluegreen
               Receivables    Finance    Corporation   IV,   Concord   Servicing
               Corporation,  Vacation  Trust,  Inc.,  U.S.  Bank Trust  National
               Association,   Heller  Financial,  Inc.  and  Barclays  Bank  PLC
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1, 2000).

10.107    -    Indenture dated as of September 1, 2000,  between BXG Receivables
               Owner  Trust  2000  and  U.S.  Bank  Trust  National  Association
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1, 2000).

10.108    -    BXG Receivables  Owner Trust 2000  Definitions  Annex dated as of
               September 1, 2000 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1,
               2000).

10.109    -    Class A Note dated as of October 16, 2000,  among BXG Receivables
               Owner  Trust  2000,  U.S.  Bank Trust  National  Association  and
               Barclays Bank PLC (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1,
               2000).

10.110    -    Class B Note dated as of October 16, 2000,  among BXG Receivables
               Owner Trust 2000, U.S. Bank Trust National Association and Heller
               Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1,
               2000).

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
               March, 1998 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No.
               333-50717).

10.126    -    Employment  Agreement  between  Daniel C. Koscher and the Company dated March, 1998 (incorporated by reference to exhibit 10.127 to Registration Statement on Form S-4, File No. 333-50717).

10.127    -    Employment  Agreement  between Patrick E. Rondeau and the Company dated March, 1998 (incorporated by reference to exhibit 10.128 to Registration Statement on Form S-4, File No. 333-50717).

10.128    -    Employment Agreement between David D. Philp and the Company dated
               August 30, 1999 (incorporated by reference to exhibit 10.129 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.129    -    Amended and Restated Credit Facility Agreement entered into as of
               April  16,  1998  between  Finova  Capital  Corporation  and  the
               Registrant   (incorporated   by  reference  to  exhibit  of  same
               designation  to  Registration  Statement  on Form  S-4,  File No.
               333-50717).

10.130    -    Second Amended and Restated  Credit  Facility  Agreement  entered into as of September 14, 1999, between Finova Capital Corporation and the Registrant (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 3,
               1999).

10.131    -    Amended and  Restated  Loan and  Security  Agreement  dated as of
               September 23, 1997 between Foothill  Capital  Corporation and the
               Registrant (incorporated by reference to exhibit 10.130 to Registration Statement on Form S-4, File No. 333-50717).

10.132    -    Amendment  Number  One  to  Loan  and  Security  Agreement  dated
               December  1, 2000,  by and between the  Registrant  and  Foothill
               Capital Corporation (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated December 31, 2000).

10.133    -    Loan and  Security  Agreement  dated  October  20,  1998,  by the
               Registrant  and Bluegreen  Resorts,  Inc. as Borrowers and Heller
               Financial, Inc. as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
               December 27, 1998).

10.134    -    Amended and Restated Loan and Security Agreement dated as of June
               30, 1999, among the Registrant,  Bluegreen  Vacations  Unlimited,
               Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.138 to Quarterly Report on Form 10-Q dated July 2,
               2000).

10.135    -    Amended and Restated Loan and Security Agreement dated as of June
               29, 2000, among the Registrant,  Bluegreen  Vacations  Unlimited,
               Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.139 to Quarterly Report on Form 10-Q dated July 2,
               2000).

10.136    -    Third  Amendment  to  Amended  and  Restated  Loan  and  Security
               Agreement dated as of October 16, 2000, among the Registrant, Bluegreen Vacations Unlimited, Inc.(TM)and Heller Financial, Inc.
               (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 1, 2000).

10.137    -    Master  Bluegreen Resort Loan Facility dated October 20, 1998, by
               and   between  the   Registrant   and  Heller   Financial,   Inc.
               (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated December 27, 1998).

10.138    -    Acquisition  Cost   Reimbursement  Loan  Agreement  dated  as  of
               September 14, 1999, by and between Bluegreen Vacations Unlimited,
               Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.135 to Quarterly Report on Form 10-Q dated October 3,
               1999).

10.139    -    Acquisition and Construction  Cost  Reimbursement  Loan Agreement
               dated as of December 1, 1999, by and between Bluegreen  Vacations
               Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.136 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.140    -    Letter  dated  December 1, 1999,  amending  the Master  Bluegreen
               Resort Facility,  dated as of October 20, 1998, between Bluegreen
               Corporation and Heller Financial, Inc. (incorporated by reference to exhibit 10.137 to Quarterly Report on Form 10-Q dated January
               2, 2000).

10.141    -    Loan Agreement dated as of September 24, 1999,  between Bluegreen
               Properties of Virginia, Inc. and Branch Banking and Trust Company
               (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 3, 1999).

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

10.153    -    Modification  No. 3 to the Loan Agreement and Renewal  Promissory
               Note dated December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for
               the $10 million,  unsecured revolving line-of-credit due December
               31,  2001   (incorporated   by   reference  to  exhibit  of  same
               designation  to Quarterly  Report on Form 10-Q dated December 31,
               2000).

10.200    -    Marketing and Promotions  Agreement dated as of June 16, 2000, by and between Big Cedar L.L.C., Bass Pro, Inc., Bluegreen Vacations
               Unlimited,   Inc.  and   Bluegreen/Big   Cedar  Vacations,   LLC.
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.201    -    Advertising Advance Loan dated as of June 16, 2000 by and between
               Big Cedar L.L.C.,  as Maker, and Bluegreen  Vacations  Unlimited,
               Inc., as Holder (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.202    -    Website  Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations  Unlimited,  Inc. (as User), Bass
               Pro,  Inc.  and Bass Pro  Outdoors  Online,  L.L.C.  (as  Owners)
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.203    -    Website  Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited,  Inc. (as Owner), Bass
               Pro,  Inc.  and Bass  Pro  Outdoors  Online,  L.L.C.  (as  Users)
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.204    -    Contribution  Agreement  dated as of June 16, 2000 by and between
               Bluegreen  Vacations   Unlimited,   Inc.  and  Big  Cedar  L.L.C.
               (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.205    -    Operating Agreement of Bluegreen/Big  Cedar Vacations,  LLC dated as of June 16, 2000 by and among Bluegreen  Vacations  Unlimited,
               Inc. and Big Cedar L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July
               2, 2000).

10.206    -    Administrative  Services  Agreement  dated as of June 16, 2000 by and  among  Bluegreen/Big  Cedar  Vacations,  LLC  and  Bluegreen
               Vacations Unlimited, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July
               2, 2000).

10.207    -    Servicing  Agreement  dated as of June 16,  2000 by and among the
               Registrant,  Bluegreen/Big  Cedar  Vacations,  LLC and Big  Cedar
               L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

21.1      -    List of Subsidiaries.

23.1      -    Consent of Ernst & Young LLP.