Form 10-Q
period 2001-07-01
BLUEGREEN CORP
filed 2001-08-15
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]   -   Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

          For the Quarterly period ended July 1, 2001

                                       or

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

                                 (561) 912-8000
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 13, 2001, there were 26,999,327 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,244,027 shares outstanding.

                            BLUEGREEN(R) CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information (unaudited)

Item 1.  Financial Statements                                               Page
                                                                            ----
         Condensed Consolidated Balance Sheets at
              April 1, 2001 and July 1, 2001 ...............................   3

         Condensed Consolidated Statements of Income - Three Months
              Ended July 2, 2000 and July 1, 2001 ..........................   4

         Condensed Consolidated Statements of Cash Flows - Three Months
              Ended July 2, 2000 and July 1, 2001 ..........................   5

         Notes to Condensed Consolidated Financial Statements ..............   7

Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition ................  14

Item 3.  Quantitative and Qualitative
              Disclosures About Market Risk ................................  24

Part II - Other Information

Item 1.  Legal Proceedings .................................................  24

Item 2.  Changes in Securities .............................................  24

Item 3.  Defaults Upon Senior Securities ...................................  24

Item 4.  Submission of Matters to a Vote of Security Holders ...............  24

Item 5.  Other Information .................................................  24

Item 6.  Exhibits and Reports on Form 8-K ..................................  25

Signatures..................................................................  25

Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.
      The term "Big Cedar" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                                  April 1,        July 1,
                                                                    2001           2001
                                                                 ---------       ---------
                                                                   (Note)       (unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $22.4 million and $24.3 million at
   April 1, 2001 and July 1, 2001, respectively) ............    $  40,016       $  41,101
Contracts receivable, net ...................................       18,507          21,153
Notes receivable, net .......................................       74,796          75,404
Prepaid expenses ............................................       13,595          12,596
Inventory, net ..............................................      193,634         200,126
Retained interests in notes receivable sold .................       19,898          21,819
Property and equipment, net .................................       41,462          41,837
Other assets ................................................       17,773          16,949
                                                                 ---------       ---------
   Total assets .............................................    $ 419,681       $ 430,985
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ............................................    $   6,245       $   3,640
Accrued liabilities and other ...............................       31,171          29,257
Deferred income .............................................        5,314           7,234
Deferred income taxes .......................................       19,329          21,911
Receivable-backed notes payable .............................        8,702           9,925
Lines-of-credit and notes payable ...........................       58,918          64,889
10.50% senior secured notes payable .........................      110,000         110,000
8.00% convertible subordinated notes payable to related
    parties .................................................        6,000           6,000
8.25% convertible subordinated debentures ...................       34,371          34,371
                                                                 ---------       ---------
   Total liabilities ........................................      280,050         287,227

Contingencies

Minority interest ...........................................        2,841           2,833

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..............................................           --              --
Common stock, $.01 par value, 90,000 shares authorized;
   26,946 shares issued at both April 1, 2001 and
    July 1, 2001 ............................................          269             269
Additional paid-in capital ..................................      122,564         122,564
Treasury stock, 2,756 common shares at cost at both
    April 1, 2001 and July 1, 2001 ..........................      (12,885)        (12,885)
Other comprehensive income ..................................        1,471           1,471
Retained earnings ...........................................       25,371          29,506
                                                                 ---------       ---------
   Total shareholders' equity ...............................      136,790         140,925
                                                                 ---------       ---------
   Total liabilities and shareholders' equity ...............    $ 419,681       $ 430,985
                                                                 =========       =========

Note: The condensed consolidated balance sheet at April 1, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                             Three Months Ended
                                                             July 2,     July 1,
                                                              2000        2001
                                                            --------    --------
Revenues:
   Sales ................................................  $ 63,165    $ 60,183
   Other resort and golf operations revenue .............     6,760       6,590
   Interest income ......................................     4,257       4,062
   Gain on sale of notes receivable .....................        --         978
   Other income, net ....................................       193          --
                                                           --------    --------
                                                             74,375      71,813
Costs and expenses:
   Cost of sales ........................................    21,883      20,071
   Cost of other resort and golf operations .............     6,594       5,693
   Selling, general and administrative expenses .........    36,760      33,910
   Interest expense .....................................     3,641       3,735
   Provision for loan losses ............................     1,035       1,290
   Other expense, net ...................................        --         404
                                                           --------    --------
                                                             69,913      65,103
                                                           --------    --------

Income before income taxes ..............................     4,462       6,710
Provision for income taxes ..............................     1,718       2,583
Minority interest in loss of consolidated subsidiaries ..      (268)         (8)
                                                           --------    --------
Net income ..............................................  $  3,012    $  4,135
                                                           ========    ========

Income per common share:

Basic ...................................................  $   0.12    $   0.17
                                                           ========    ========
Diluted .................................................  $   0.12    $   0.16
                                                           ========    ========

Weighted average number of common and common equivalent shares:

Basic ...................................................    24,359      24,190
                                                           ========    ========
Diluted .................................................    30,198      29,929
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                   July 2,      July 1,
                                                                                    2000          2001
                                                                                   --------     --------
Operating activities:
   Net income ..................................................................   $  3,012     $  4,135
   Adjustments to reconcile net income to net cash used by operating activities:
     Minority interest loss of consolidated subsidiaries .......................       (268)          (8)
     Depreciation and amortization .............................................      1,432        2,231
      Amortization of discount on note payable .................................        177          125
      Gain on sale of notes receivable .........................................         --         (978)
     Loss on sale of property and equipment ....................................          7          104
     Provision for loan losses .................................................      1,035        1,290
     Provision for deferred income taxes .......................................      1,718        2,583
     Interest accretion on retained interests in notes receivable sold .........       (616)        (714)
      Proceeds from sales of notes receivable ..................................         --       16,751
     Proceeds from borrowings collateralized by notes
            receivable .........................................................         --       13,155
     Payments on borrowings collateralized by notes receivable .................     (2,213)     (11,756)
   Change in operating assets and liabilities:
     Contracts receivable .....................................................     (5,354)      (2,646)
     Notes receivable .........................................................    (20,321)     (26,118)
     Inventory .................................................................      7,827       (5,256)
     Other assets ..............................................................     (2,024)         998
     Accounts payable, accrued liabilities and other ...........................     (2,380)      (2,600)
                                                                                   --------     --------
Net cash used by operating activities ..........................................    (17,968)      (8,704)
                                                                                   --------     --------
Investing activities:
   Purchases of property and equipment .........................................     (2,124)      (1,450)
   Sales of property and equipment .............................................          3           33
   Cash received from retained interest in notes receivable sold ...............      1,011        1,185
   Long-term prepayment to Bass Pro, Inc. ......................................     (9,000)          --
   Principal payments received on investment in note receivable ................         --        4,643
                                                                                   --------     --------
Net cash provided (used) by investing activities ...............................    (10,110)       4,411
                                                                                   --------     --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable .......................................................      1,500       10,301
   Payments under line-of-credit facilities and other notes payable ............     (4,008)      (4,752)
   Payment of debt issuance costs ..............................................        (16)        (171)
   Payments for treasury stock .................................................       (298)          --
   Proceeds from exercise of employee and director stock options ...............         34           --
                                                                                   --------     --------
Net cash provided (used) by financing activities ...............................     (2,788)       5,378
                                                                                   --------     --------
Net increase (decrease) in cash and cash equivalents ...........................    (30,866)       1,085
Cash and cash equivalents at beginning of period ...............................     65,526       40,016
                                                                                   --------     --------
Cash and cash equivalents at end of period .....................................     34,660       41,101
Restricted cash and cash equivalents at end of period ..........................    (19,422)     (24,297)
                                                                                   --------     --------
Unrestricted cash and cash equivalents at end of period ........................   $ 15,238     $ 16,804
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

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - continued
                             (amounts in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                      ---------------------------

                                                                        July 2,         July 1,
                                                                         2000             2001
                                                                      -----------     -----------
Supplemental schedule of non-cash operating, investing
    and financing activities

      Retained interests in notes receivable sold ................    $        --     $     2,393
                                                                      ===========     ===========

      Inventory acquired through financing .......................    $     2,112     $        --
                                                                      ===========     ===========

      Property and equipment acquired through financing ..........    $       519     $       297
                                                                      ===========     ===========

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ...........................    $     1,552     $     1,236
                                                                      ===========     ===========

      Contribution of land inventory by minority
          interest ...............................................    $     3,230     $        --
                                                                      ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2001
                                   (unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended July 1, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended April 1, 2001.

Organization

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the southeastern, southwestern and midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in eleven resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at two off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the three months ended July 1, 2001, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 62% and 38%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)                       Three Months Ended
                                                           July 2,      July 1,
                                                            2000         2001
                                                           --------------------
Basic earnings per share - numerator:
    Net income ..........................................  $ 3,012      $ 4,135
                                                           ====================

  Diluted earnings per share - numerator:
    Net income - basic ..................................  $ 3,012      $ 4,135
    Effect of dilutive securities (net of tax effects) ..      510          510
                                                           --------------------
    Net income  - diluted ...............................  $ 3,522      $ 4,645
                                                           ====================

Denominator:
  Denominator for basic earnings per share -
     weighted-average shares ............................   24,359       24,190
  Effect of dilutive securities:
       Stock options ....................................      137           37
       Convertible securities ...........................    5,702        5,702
                                                           --------------------
 Dilutive potential common shares .......................    5,839        5,739
                                                           --------------------
 Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions ........................................   30,198       29,929
                                                           ====================
 Basic earnings per common share ........................  $  0.12      $  0.17
                                                           ====================
 Diluted earnings per common share ......................  $  0.12      $  0.16
                                                           ====================

Sales of Notes Receivable and Related Retained Interests

When the Company sells notes receivable on a non-recourse basis through either a timeshare receivables purchase facility or a REMIC transaction (land notes receivable), it retains a residual interest in the future cash flows from the portfolio sold. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the notes receivable sold, allocated between the notes sold and the retained interests based on their relative fair value at the date of transfer.

The Company's retained interests in the portfolios of notes receivable sold are carried at fair market value as available-for-sale investments. Unrealized holding gains or losses on retained interests in notes receivable sold are included in shareholders' equity, net of income taxes. The Company typically will revalue its retained interests in notes receivable sold on a semi-annual basis.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for the Company's fiscal year 2002 (beginning April 2, 2001). The adoption of SFAS No. 133 had no impact on the Company's results of operations and financial position during the three months ended July 1, 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 had no impact on the Company's results of operations and financial position during the three months ended July 1, 2001.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Issue discusses how a transferor that retains an interest in securitized financial assets should assess impairment and account for interest income. EITF Issue No. 99-20 became effective for the Company on April 2, 2001. The adoption of the Issue had no impact on the Company's results of operations and financial position during the three months ended July 1, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (beginning April 1, 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase to net income of $44,000 (less than $0.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Other Comprehensive Income

Other comprehensive income on the condensed consolidated balance sheet is comprised of net unrealized gains on retained interests in notes receivable sold, which are available-for-sale investments. For the three months ended July 2, 2000 and July 1, 2001, total comprehensive income equaled net income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Notes Receivable

In October 2000, the Company entered into a timeshare receivables purchase facility (the "Existing Purchase Facility") with two financial institutions. On June 29, 2001, a subsidiary of the Company sold $17.6 million of timeshare receivables under the Existing Purchase Facility. Gross proceeds from the sale of these receivables were approximately $16.8 million, of which $10.8 million was used to pay down the Company's timeshare receivables warehouse facility loan (see Note 4). The Company recognized a $978,000 gain on the sale of the receivables and recorded a $2.4 million retained interest in notes receivable sold and a $133,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

The following assumptions were used to measure the initial fair value of the retained interests for the above sale under the Existing Purchase Facility:
Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 6% to 1% per annum as the portfolios mature; and discount rate of 14%.

In June 2001, the Company executed agreements for a new timeshare receivables purchase facility with another financial institution. As of July 1, 2001, the Company had not sold any receivables under this new purchase facility.

In May 2001, Napa Partners, LLC, a real estate company in Napa, California, repaid the remaining $4.6 million balance of its loan from the Company and all accrued interest.

On June 26, 2001, the Company loaned $1.7 million to the Casa Grande Resort Cooperative Association I (the "Association"), the property owners' association controlled by the timeshare owners at the La Cabana Beach and Racquet Club resort in Aruba. This unsecured loan bears interest at Prime plus 1%, payable in semi-annual installments commencing on December 26, 2001, and matures on June 26, 2003.

3.   Inventory

On June 8, 2001, the Company acquired approximately 3,000 Timeshare Interests at an existing timeshare resort in Surfside, Florida. The purchase price for the inventory was $7.1 million, which was paid in cash. Renovations of the property are estimated at $4.5 million and the Company expects to complete the renovations by February 2002. The Company anticipates that sales of this new inventory will commence in September 2001.

4.   Receivable-backed Notes Payable

During the three months ended July 1, 2001, the Company borrowed an aggregate $12.6 million pursuant to a timeshare receivables financing warehouse facility with a financial institution (the "Loan"). The Loan was collateralized by timeshare receivables and is due in October 2001. The Loan bears interest at LIBOR plus 3%, which is paid on a weekly basis. The Company has repaid approximately $11.0 million of the Loan by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables (see Note 2).

5.   Line of Credit Borrowing

In May 2001, the Company borrowed $10 million under its $10 million, unsecured line-of-credit with a bank. The borrowing bears interest at LIBOR plus 2%. The proceeds were used to fund the acquisition of Timeshare Interests in Surfside, Florida (see Note 3) and for operations. The $10 million debt was repaid during August 2001.

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

              CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 1, 2001

                (UNAUDITED)                                                   COMBINED       COMBINED
               (IN THOUSANDS)                                 BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                             CORPORATION     SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
ASSETS
    Cash and cash equivalents ..............................   $  14,152      $  17,752     $   9,197     $      --      $  41,101
    Contracts receivable, net ..............................          --            236        20,917            --         21,153
    Intercompany receivable ................................     125,188            538            --      (125,726)            --
    Notes receivable, net ..................................       1,943          6,380        67,081            --         75,404
    Inventory, net .........................................          --         16,717       183,409            --        200,126
    Retained interests in notes receivable sold ............          --         21,819            --            --         21,819
    Investments in subsidiaries ............................       7,730             --         3,230       (10,960)            --
    Property and equipment, net ............................       9,168          1,042        31,627            --         41,837
    Other assets ...........................................      13,033          1,390        15,122            --         29,545
                                                               ---------      ---------     ---------     ---------      ---------
       Total assets ........................................   $ 171,214      $  65,874     $ 330,583     $(136,686)     $ 430,985
                                                               =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other .........................   $   9,289      $  17,334     $  13,508     $      --      $  40,131
    Intercompany payable ...................................          --             --       125,726      (125,726)            --
    Deferred income taxes ..................................     (17,659)        18,832        20,738            --         21,911
    Lines-of-credit and receivable-backed
     notes payable .........................................      13,785          8,486        52,543            --         74,814
    10.50% senior secured notes payable ....................     110,000             --            --            --        110,000
    8.00% convertible subordinated notes
        payable to related parties .........................       6,000             --            --            --          6,000
    8.25% convertible subordinated debentures ..............      34,371             --            --            --         34,371
                                                               ---------      ---------     ---------     ---------      ---------
       Total liabilities ...................................     155,786         44,652       212,515      (125,726)       287,227

    Minority interest ......................................          --             --            --         2,833          2,833

Total shareholders' equity .................................      15,428         21,222       118,068       (13,793)       140,925
                                                               ---------      ---------     ---------     ---------      ---------
Total liabilities and shareholders' equity .................   $ 171,214      $  65,874     $ 330,583     $(136,686)     $ 430,985
                                                               =========      =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED JULY 2, 2000
                                                                            COMBINED       COMBINED
                                                            BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS   ELIMINATIONS    CONSOLIDATED
REVENUES
    Sales ...............................................    $     --       $  1,439       $ 61,726       $     --       $ 63,165
    Management fees .....................................       7,372             --             --         (7,372)            --
    Other resort and golf operations revenue ............          --            721          6,039             --          6,760
    Interest income .....................................         464            912          2,881             --          4,257
    Other income ........................................         154             20             19             --            193
                                                             --------       --------       --------       --------       --------
                                                                7,990          3,092         70,665         (7,372)        74,375
COST AND EXPENSES
    Cost of sales .......................................          --            431         21,452             --         21,883
    Cost of other resort and golf operations ............          --            333          6,261             --          6,594
    Management fees .....................................          --             --          7,372         (7,372)            --
    Selling, general and administrative expenses ........       5,754          1,596         29,410             --         36,760
    Interest expense ....................................       2,300            464            877             --          3,641
    Provision for loan losses ...........................          --            122            913             --          1,035
                                                             --------       --------       --------       --------       --------
                                                                8,054          2,946         66,285         (7,372)        69,913
                                                             --------       --------       --------       --------       --------
    Income (loss) before income taxes ...................         (64)           146          4,380             --          4,462
    Provision (benefit) for income taxes ................         (25)            85          1,658             --          1,718
    Minority interest in loss of consolidated
        subsidiary ......................................          --             --             --           (268)          (268)
                                                             --------       --------       --------       --------       --------
    Net income (loss) ...................................    $    (39)      $     61       $  2,722       $    268       $  3,012
                                                             ========       ========       ========       ========       ========

                                                                              THREE MONTHS ENDED JULY 1, 2001
                                                                            COMBINED       COMBINED
                                                            BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS   ELIMINATIONS    CONSOLIDATED
REVENUES
    Sales ...............................................    $     --       $  5,752       $ 54,431       $     --       $ 60,183
    Management fees .....................................       6,656             --             --         (6,656)            --
    Other resort and golf operations revenue ............          --            859          5,731             --          6,590
    Interest income .....................................         253          1,035          2,774             --          4,062
    Gain on sale of notes receivable ....................          --            978             --             --            978
                                                             --------       --------       --------       --------       --------
                                                                6,909          8,624         62,936         (6,656)        71,813
COST AND EXPENSES
    Cost of sales .......................................          --          1,886         18,185             --         20,071
    Cost of other resort and golf operations ............          --            365          5,328             --          5,693
    Management fees .....................................          --            362          6,294         (6,656)            --
    Selling, general and administrative expenses ........       6,578          3,045         24,287             --         33,910
    Interest expense ....................................       2,219             62          1,454             --          3,735
    Provision for loan losses ...........................          --             74          1,216             --          1,290
    Other expense (income) ..............................          --             (3)           407             --            404
                                                             --------       --------       --------       --------       --------
                                                                8,797          5,791         57,171         (6,656)        65,103
                                                             --------       --------       --------       --------       --------
    Income (loss) before income taxes ...................      (1,888)         2,833          5,765             --          6,710
    Provision (benefit) for income taxes ................        (727)         1,100          2,210             --          2,583
    Minority interest in loss of consolidated
        subsidiary ......................................          --             --             --             (8)            (8)
                                                             --------       --------       --------       --------       --------
    Net income (loss) ...................................    $ (1,161)      $  1,733       $  3,555       $      8       $  4,135
                                                             ========       ========       ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED JULY 2, 2000
                                                                               COMBINED      COMBINED
                                                                BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                               CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS  CONSOLIDATED
Operating activities:
Net cash (used) provided by operating activities .............   $(31,702)     $ (1,238)     $ 14,972      $     --      $(17,968)
                                                                 --------      --------      --------      --------      --------
Investing activities:
   Investment in joint venture ...............................         --            --          (323)          323            --
   Purchases of property and equipment .......................       (247)          (29)       (1,848)           --        (2,124)
   Sales of property and equipment ...........................         --            --             3            --             3
   Cash received from retained interests in
      notes receivable sold ..................................         --         1,011            --            --         1,011
   Long-term prepayment to Bass Pro, Inc. ....................         --            --        (9,000)           --        (9,000)
                                                                 --------      --------      --------      --------      --------
Net cash (used) provided by investing activities .............       (247)          982       (11,168)          323       (10,110)
                                                                 --------      --------      --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-
  credit facilities and other notes payable ..................      1,500            --            --            --         1,500
  Payments under line-of-credit facilities and other
      notes payable ..........................................        (42)         (808)       (3,158)           --        (4,008)
  Payment of debt issuance costs .............................         --           (14)           (2)           --           (16)
  Payments for treasury stock ................................       (298)           --            --            --          (298)
  Proceeds from issuance of membership
      interest in joint venture ..............................         --           323            --          (323)           --
  Proceeds from the exercise of employee and
      director stock options .................................         34            --            --            --            34
                                                                 --------      --------      --------      --------      --------
Net cash (used) provided by financing activities .............      1,194          (499)       (3,160)         (323)       (2,788)
                                                                 --------      --------      --------      --------      --------
Net (decrease) increase in cash and cash
      equivalents ............................................    (30,755)         (755)          644            --       (30,866)
Cash and cash equivalents at beginning of period .............     43,093        12,458         9,975            --        65,526
                                                                 --------      --------      --------      --------      --------
Cash and cash equivalents at end of period ...................     12,338        11,703        10,619            --        34,660
Restricted cash at end of period .............................       (791)      (11,703)       (6,928)           --       (19,422)
                                                                 --------      --------      --------      --------      --------
Unrestricted cash and cash equivalents at end
      of period ..............................................   $ 11,547      $     --      $  3,691      $     --      $ 15,238
                                                                 ========      ========      ========      ========      ========

                                                                                       THREE MONTHS ENDED JULY 1, 2001
                                                                                            COMBINED      COMBINED
                                                                             BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                            CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ........................     $(13,318)     $    680      $  3,934      $ (8,704)
                                                                              --------      --------      --------      --------
Investing activities:
   Purchases of property and equipment ..................................         (676)         (246)         (528)       (1,450)
   Sales of property and equipment ......................................           --            --            33            33
   Cash received from retained interests in notes receivable sold .......           --         1,185            --         1,185
   Principal payments received on investment in note receivable .........        4,643            --            --         4,643
                                                                              --------      --------      --------      --------
Net cash provided (used) by investing activities ........................        3,967           939          (495)        4,411
                                                                              --------      --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     other notes payable ................................................       10,301            --            --        10,301
  Payments under line-of-credit facilities and other notes payable ......          (84)         (829)       (3,839)       (4,752)
  Payment of debt issuance costs ........................................           (4)         (163)           (4)         (171)
                                                                              --------      --------      --------      --------
Net cash provided (used) by financing activities ........................       10,213          (992)       (3,843)        5,378
                                                                              --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ....................          862           627          (404)        1,085
Cash and cash equivalents at beginning of period ........................       13,290        17,125         9,601        40,016
                                                                              --------      --------      --------      --------
Cash and cash equivalents at end of period ..............................       14,152        17,752         9,197        41,101
Restricted cash and cash equivalents at end of period ...................       (1,875)      (16,338)       (6,084)      (24,297)
                                                                              --------      --------      --------      --------
Unrestricted cash and cash equivalents at end of period .................     $ 12,277      $  1,414      $  3,113      $ 16,804
                                                                              ========      ========      ========      ========

7.   Contingencies

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

On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of July 1, 2001, aggregate interest was approximately $1.2 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the

Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

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

Required disclosures for the Company's business segments are as follows (in thousands):

                                                                                Residential
                                                                 Resorts       Land and Golf         Totals
                                                                --------------------------------------------
     As of and for the three months ended July 2, 2000
     -------------------------------------------------
     Sales                                                      $ 35,309          $ 27,856          $ 63,165
     Other resort and golf operations revenue                      6,089               671             6,760
     Depreciation expense                                            408               211               619
     Field operating profit                                        2,829             6,015             8,844
     Inventory, net                                              109,990            85,586           195,576

     As of and for the three months ended July 1, 2001
     -------------------------------------------------
     Sales                                                      $ 37,262          $ 22,921          $ 60,183
     Other resort and golf operations revenue                      5,961               629             6,590
     Depreciation expense                                            566               264               830
     Field operating profit                                        6,876             4,622            11,498
     Inventory, net                                               98,594           101,532           200,126

Field operating profit for reportable segments reconciled to consolidated income before income taxes is as follows (in thousands):

                                                           Three Months Ended
                                                         ---------------------
                                                          July 2,       July 1,
                                                           2000          2001
                                                         ---------------------
      Field operating profit for reportable segments     $  8,844     $ 11,498
      Interest income                                       4,257        4,062
      Gain on sale of notes receivable                         --          978
      Other income (expense)                                  193         (404)
      Corporate general and administrative expenses        (4,156)      (4,399)
      Interest expense                                     (3,641)      (3,735)
      Provision for loan losses                            (1,035)      (1,290)
                                                         --------     --------
      Consolidated income before income taxes            $  4,462     $  6,710
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

i) The inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and timeshare notes receivable, including the inability to consummate or fund securitization transactions.

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

q) The risk that any contemplated transactions currently under negotiation will not close or conditions to funding under existing facilities will not be satisfied.

r) Risks that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated.

s)   Risks  that  any  currently   proposed  or  future  changes  in  accounting
     principles will have an adverse impact on the Company.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

General

Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, the Company does not believe that current general economic conditions have materially impacted the Company's financial position or results of operations as of and for the three months ended July 1, 2001.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three-month periods ended July 2, 2000 or July 1, 2001. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

The Company's real estate operations are managed under two divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis.

Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or fair value, net of costs to dispose.

A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of loans. The gains are recorded in the Company's revenues and retained interests in the portfolio are recorded on its balance sheet at the time of sale. The amount of gains recorded is based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the future when the retained interests are realized, except for the effect of reduced interest accretion on the Company's retained interest, which would be recognized each period the retained interests are held. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the future when the retained interests are realized. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will result in gains. Declines in the fair value of the retained interests that are determined to be other than temporary are charged to operations.

Results of Operations

     (Dollars in thousands)                                                         Residential
                                                                Resorts             Land and Golf                Total
                                                                -------             -------------                -----
     Three Months Ended July 2, 2000
     Sales                                                $ 35,309    100.0%      $ 27,856    100.0%      $ 63,165    100.0%
     Cost of sales                                          (7,907)   (22.4)%      (13,976)   (50.2)%      (21,883)   (34.6)%
                                                          --------    -----       --------    -----       --------    -----
     Gross profit                                           27,402     77.6%        13,880     49.8%        41,282     65.4%
     Other resort and golf operations revenue                6,089     17.2%           671      2.4%         6,760     10.7%
     Cost of other resort and golf operations               (5,798)   (16.4)%         (796)    (2.9)%       (6,594)   (10.4)%
     Selling and marketing expenses                        (21,925)   (62.1)%       (5,418)   (19.5)%      (27,343)   (43.3)%
     Field general and administrative expenses (1)          (2,939)    (8.3)%       (2,322)    (8.3)%       (5,261)    (8.3)%
                                                          --------    -----       --------    -----       --------    -----
     Field operating profit                               $  2,829      8.0%      $  6,015     21.6%      $  8,844     14.0%
                                                          ========    =====       ========    =====       ========    =====

     Three Months Ended July 1, 2001
     Sales                                                $ 37,262    100.0%      $ 22,921    100.0%      $ 60,183    100.0%
     Cost of sales                                          (8,347)   (22.4)%      (11,724)   (51.1)%      (20,071)   (33.3)%
                                                          --------    -----       --------    -----       --------    -----
     Gross profit                                           28,915     77.6%        11,197     48.9%        40,112     66.7%
     Other resort and golf operations revenue                5,961     16.0%           629      2.7%         6,590     10.9%
     Cost of resort and golf operations                     (5,082)   (13.6)%         (611)    (2.7)%       (5,693)    (9.5)%
     Selling and marketing expenses                        (20,454)   (54.9)%       (4,618)   (20.1)%      (25,072)   (41.7)%
     Field general and administrative expenses (1)          (2,464)    (6.6)%       (1,975)    (8.6)%       (4,439)    (7.4)%
                                                          --------    -----       --------    -----       --------    -----
     Field operating profit                               $  6,876     18.5%      $  4,622     20.2%      $ 11,498     19.1%
                                                          ========    =====       ========    =====       ========    =====

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.2 million and $4.4 million for the three months ended July 2, 2000 and July 1, 2001, respectively.

Sales

Consolidated sales decreased 5% from $63.2 million for the three-month period ended July 2, 2000 (the "2001 Quarter") to $60.2 million for the three-month period ended July 1, 2001 (the "2002 Quarter"). Decreases in Residential Land and Golf Division sales during the 2002 Quarter were partially offset by increased Resorts Division sales.

As of July 1, 2001, approximately $7.2 million in estimated income on sales of $16.1 million was deferred under percentage-of-completion accounting. At April 1, 2001, approximately $5.3 million in estimated income on sales of $11.5 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income. The Company believes that such deferred income reflects its ability to acquire inventory, provide customers with the assurance that the projects have insurance bonds for the completion of development and pre-sell to customers prior to expending a significant portion of the projects' development costs. Based on current development schedules, the Company expects that a portion of the currently recorded deferred income will be recognized during the year ending March 31, 2002, although no assurances can be given as to the amount that will be recognized.

Resorts  Division.  During the 2001  Quarter and the 2002  Quarter,  the Resorts
Division   contributed   $35.3   million  or  56%  and  $37.3  million  or  62%,
respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of timeshare sales transactions and the average sales price per sale for the Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                    Three Months Ended
                                                    ------------------

                                                    July 2,     July 1,
                                                     2000        2001
                                                     ----        ----
     Number of timeshare sales transactions          3,669      3,762
     Average sales price per timeshare sale         $9,534     $10,174
     Gross margin                                     78%        78%

The increase in the number of timeshare sales transactions during the 2002 Quarter as compared to the 2001 Quarter is due to the opening of sales at the Big Cedar Wilderness Club(TM) resort in Ridgedale, Missouri, in the latter part of fiscal 2001. Sales at the Big Cedar Wilderness Club(TM), which is operated a 51%-owned, consolidated subsidiary of the Company, were approximately $2.3 million during the 2002 Quarter.

During the 2002 Quarter, the Company closed its offsite sales office serving the Cleveland, Ohio market. Sales generated by the Cleveland office decreased $1.6 million during the 2002 Quarter as compared to the 2001 Quarter. In addition, the 2001 Quarter included $1.4 million of sales from the Company's offsite sales office serving the Louisville, Kentucky market with no corresponding sales during the 2002 Quarter as the Louisville office was closed during fiscal 2001 due to continued operating losses. These decreases were offset by comparable increases in sales at the Company's other sales offices.

Selling and marketing expenses for the Resorts Division decreased as a percentage of sales for the Resorts Division from 62% during the 2001 Quarter to 55% during the 2002 Quarter. The decrease is due to the Company adopting a plan which is intended to improve the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro, Inc., a privately-held retailer of fishing, marine, hunting, camping and sports gear; the centralization of most resort marketing operations at the Company's headquarters; the continued centralization of the Company's telemarketing operations in South Florida; the implementation of a centralized resort marketing customer relationship management system; continuing to monitor and, if necessary, eliminate marginally performing sales operations; and implementing a Company-wide initiative to reduce costs and increase efficiency in all areas. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not increase as a percentage of sales. Another contributing factor for the decrease in these expenses was that the sales and marketing expenses for the previously closed Louisville office were 89% of that office's sales during the 2001 Quarter.

Field general and administrative expenses for the Resorts Division decreased 16% during the 2002 Quarter as compared to the 2001 Quarter, primarily due to closing of the Louisville office and the Company's cost control efforts.

Residential Land and Golf Division. During the 2001 Quarter and the 2002 Quarter, residential land and golf sales contributed $27.9 million or 44% and $22.9 million or 38%, respectively, of the Company's total consolidated sales. As noted below, both the number of parcels sold and the average sales price increased during the 2002 Quarter as compared to the 2001 Quarter. However, the overall decrease in the Residential Land and Golf Division's sales was primarily due to the impact of the percentage-of-completion method of accounting which had a positive $2.0 million impact on sales in the 2001 Quarter as opposed to a negative $4.4 million impact on sales in the 2002 Quarter. The timing of the recognition of sales under the percentage-of-completion method of accounting coincides with the periods when development takes place on the Company's projects as opposed to when sales are made or sales proceeds are received.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of -completion method of accounting and bulk sales.

                                                   Three Months Ended
                                                   ------------------
                                                   July 2,    July 1,
                                                    2000        2001
                                                    ----        ----
             Number of parcels sold                  424         481
             Average sales price per parcel        $52,735     $57,127
             Gross margin                            50%         49%

The aggregate number of parcels sold increased during the 2002 Quarter as compared to the 2001 Quarter due primarily to the opening of The Preserve at Jordan Lake(TM) near Chapel Hill, North Carolina in December 2000. The project will surround an 18-hole, Davis Love III signature championship golf course. The Preserve at Jordan Lake(TM) is the Company's latest addition to its Bluegreen Golf portfolio of properties.

Average sales price per parcel increased during the 2002 Quarter as compared to the comparable prior year period, primarily due to sales at The Preserve at Jordan Lake(TM), which averaged approximately $90,000 per lot during the 2002 Quarter, and sales at The Waterstone(TM) project in Boerne, Texas, which began sales during the latter part of fiscal 2001 and had an average sales price per parcel sold of approximately $107,000 during the 2002 Quarter. In addition, higher average sales prices at two of Company's Bluegreen Golf communities, specifically Winding River Plantation(TM) whose average sales prices increased from $69,000 to $81,000 during the 2001 Quarter and 2002 Quarter, respectively, and Brickshire(TM), whose average sales prices increased from $54,000 to $82,000 during the 2001 Quarter and 2002 Quarter, respectively.

Selling and marketing expenses for the Residential Land & Golf Division remained consistent as a percentage of sales during both the 2001 Quarter and 2002 Quarter at approximately 20%.

Field general and administrative expenses for the Residential Land & Golf Division decreased 15% during the 2002 Quarter as compared to the 2001 Quarter primarily due to the Company's cost control efforts.

The cost of other golf operations decreased 23% from $796,000 to $611,000 during the 2001 Quarter and 2002 Quarter, respectively. The decrease is due to more stringent cost controls and a change in management at the Carolina National golf course in Bolivia, North Carolina.

Interest Income

Interest income was $4.3 million and $4.1 million for the 2001 Quarter and 2002 Quarter, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The slight decrease is due to a lower average cash balance held in interest bearing accounts during the 2002 Quarter as compared to the 2001 Quarter.

Gain on Sale of Notes Receivables

The  Company  recognized  a  $978,000  gain  on  the  sale  of  timeshare  notes receivables during the 2002 Quarter, with no corresponding gain in the 2001 Quarter. The Company sold $17.6 million of timeshare notes receivable during the 2002 Quarter (see Note 2 of Notes to Condensed Consolidated Financial Statements) with no corresponding sale during the 2001 Quarter.

Corporate General and Administrative Expenses

The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury, etc.. Corporate G&A totaled $4.2 million and $4.4 million during the 2001 Quarter and 2002 Quarter, respectively. The increase is primarily due to planned expansion of the Company's information technology support staff and infrastructure.

Interest Expense

Interest expense was $3.6 million and $3.7 million for the 2001 Quarter and 2002 Quarter, respectively.

Provision for Loan Losses

The Company recorded a provision for loan losses totaling $1.0 million and $1.3 million during the 2001 Quarter and 2002 Quarter, respectively.

The allowance for loan losses by division as of April 1, 2001 and July 1, 2001 was (amounts in thousands):

                                                                         Residential
                                                          Resorts       Land and Golf
                                                          Division         Division          Other             Total
                                                          -----------------------------------------------------------
     April 1, 2001
     -------------
     Notes receivable                                      $64,245           $9,001           $5,136          $78,382
     Less: allowance for loan losses                        (3,058)            (416)            (112)          (3,586)
                                                          --------         --------         --------         --------
     Notes receivable, net                                 $61,187           $8,585           $5,024          $74,796
                                                          ========         ========         ========         ========
     Allowance as a % of gross notes receivable                4.8%             4.6%             2.2%             4.6%
                                                          ========         ========         ========         ========

     July 1, 2001
     ------------
     Notes receivable                                      $68,812           $8,388           $2,130          $79,330
     Less: allowance for loan losses                        (3,337)            (477)            (112)          (3,926)
                                                          --------         --------         --------         --------
     Notes receivable, net                                 $65,475           $7,911           $2,018          $75,404
                                                          ========         ========         ========         ========
     Allowance as a % of gross notes receivable                4.8%             5.7%             5.3%             4.9%
                                                          ========         ========         ========         ========

Other notes receivable primarily consists of the loan to Casa Grande Cooperative Association I (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Summary

Based on the factors discussed above, the Company's net income increased 37% from $3.0 million to $4.1 million in the 2001 Quarter and 2002 Quarter, respectively.

Changes in Financial Condition

Consolidated assets of the Company increased $11.3 million from April 1, 2001 to July 1, 2001. This increase is primarily due to the acquisition of approximately 3,000 Timeshare Interests at an existing timeshare resort in Surfside, Florida for $7.1 million, a $2.6 million net increase in contracts receivable commensurate with the increase in sales in the 2002 Quarter as compared to the fourth quarter of fiscal 2001 and a net $1.9 million increase in retained interests in notes receivable sold related primarily to the retained interest in the $17.6 million timeshare receivables sold on June 29, 2001 (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

Consolidated liabilities increased $7.2 million from April 1, 2001 to July 1, 2001. The increase is due to the $10 million borrowing under the Company's unsecured line-of-credit with a bank and $12.6 million borrowing pursuant to a timeshare receivables financing facility with a financial institution. These new borrowings were partially offset by payments on existing borrowings (see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements).
 .
Total shareholders' equity increased $4.1 million during the 2002 Quarter, due to net income. The Company's book value per common share increased from $5.65 to $5.83 at April 1, 2001 and July 1, 2001, respectively. The debt-to-equity ratio remained constant at 1.60:1 at April 1, 2001 and July 1, 2001.

Liquidity and Capital Resources

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash  sales,  (ii)  down  payments  on lot and  timeshare  sales  which  are financed, (iii) net cash generated from other resort services and golf operations, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively "Receivables") and (v) proceeds from the sale of, or borrowings collateralized by, notes receivable. Historically, external sources of liquidity have included non-recourse sales of Receivables, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

Credit Facilities for Timeshare Receivables and Inventories

The Company maintains various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with a financial institution acting as the initial purchaser (the "Initial Purchaser"). At the end of facility term (August 13, 2002), the Initial Purchaser will attempt to securitize and sell the receivable portfolio that it purchased. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company will sell receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary will sell the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $75 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through August 13, 2002 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility (including the initial funding) are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, will be paid at closing in cash. The balance of the purchase price will be deferred until such time as the Initial Purchaser have received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. It is anticipated that the Initial Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 1.05%, subject to use of alternate return rates in certain circumstances. In addition, the Initial Purchaser will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. As of August 10, 2001, the Company had not sold any receivables under the Purchase Facility. The Company anticipates that it will sell its first tranche of notes receivables under the Purchase Facility during the fiscal quarter ending September 30, 2001, although there can be no assurances.

The Company has a timeshare receivables warehouse loan facility, which expires on October 16, 2001, with a financial institution (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 95% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 85%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the 2002 Quarter, the Company borrowed an aggregate $12.6 million under the Warehouse Facility, of which the Company repaid an aggregate $11.0 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under a previous timeshare receivables purchase facility with the same financial institution. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable, but in no event later than October 16, 2001. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million. As of July 1, 2001, there was $3.0 million outstanding under the Warehouse Facility. The Company is currently negotiating an extension and increase of the Warehouse Facility. There can be no assurances that the Company's negotiations will be successful.

In addition, the lender under the Warehouse Facility has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at July 1, 2001 was $16.7 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

Credit Facilities for Residential Land and Golf Receivables and Inventories

The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf
Division inventory borrowings. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 8.0% being the minimum interest rate. At July 1, 2001, the outstanding principal balance under this facility was approximately $5.7 million, all of which related to receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on July 1, 2003. Any outstanding indebtedness is due on July 1, 2005. The Company is currently negotiating to also be able to pledge Resorts Division receivables under this facility. There can be no assurances that the Company's negotiations will be successful.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially, to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender required to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments on these loans are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $20.9 million at July 1, 2001.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. During December 2000, the Company borrowed an additional $2.0 million under the lines-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 0.5% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in Brickshire(TM) are sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of July 1, 2001, there was no balance outstanding on the lines-of-credit.

Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). In December 2000, the Company borrowed $2.6 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of July 1, 2001, $2.6 million was outstanding under the Golf Course Loan.

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

Other Credit Facility

The Company has a $10 million unsecured line-of-credit with a bank. Amounts borrowed under the line will bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2001. As of July 1, 2001, there was $10 million outstanding under the line, however the entire outstanding balance was repaid in August 2001.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of July 1, 2001 is approximately $279.3 million (based on current costs) with such amount expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities, receivables purchase facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. Based on outstanding borrowings at July 1, 2001, excluding the $10 million line-of-credit balance repaid in August 2001, and based on the existing credit facilities described above, excluding the Purchase Facility, the Company has approximately $88.9 million of available credit at its disposal, subject to customary conditions, compliance with covenants and eligible collateral. The Company will be required to renew or replace credit facilities that will expire in fiscal 2002. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

The Company's credit facilities, indentures, receivables purchase facilities and other outstanding debt instruments include customary conditions to funding, eligibility requirements for collateral, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default or termination. No assurances can be given that such covenants will not limit the Company's ability to raise funds, satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since April 1, 2001.

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

Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. Subsequent to the filing of such Form 10-K, there have been no material developments with respect to such litigation.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held on August 2, 2001, the shareholders voted on the matters listed below and in the proxy materials dated July 3, 2001. The results of voting were as follows:

                                                                                 Shares Voted
                                                       ------------------------------------------------------------------
                                                            For              Against          Abstain          Total
                                                            ---              -------          -------          -----
        Elect each of the following persons as
           directors of the Company for a three
           year term:

           George F. Donovan                             16,871,329          422,772               --       17,294,101
           Michael J. Franco                             17,112,536          181,565               --       17,294,101
           Bradford T. Whitmore                          16,892,191          401,910               --       17,294,101

        Ratify the appointment of Ernst & Young
           LLP as independent auditors of the
           Company for the fiscal year ending
           March 31, 2002                                17,246,665           33,130           14,306       17,294,101

The Company has a classified Board of Directors.

Item 5. Other Information

        On July 2, 2001, the Company solicited consents to holders of it 10.5% Senior Secured Notes due April 1, 2008 (the "Notes") regarding certain proposed amendments to the Indenture for the Notes. If adopted by the note holders, the proposed amendments to the Indenture would:

          o provide that Bluegreen/Big Cedar Vacations, LLC(TM), the Company's 51%-owned joint venture that sells Timeshare Interests in the Big Cedar Wilderness Club(TM) resort, will not be required to guarantee the Notes;

          o    provide  that  any  Receivables  Subsidiary  (as  defined  in the
               Indenture)  may  incur  debt  arising  in  connection   with  any
               receivables securitization or financing transactions; and

          o permit certain arm's-length transactions between the Company and Bluegreen/Big Cedar Vacations, LLC(TM) to proceed without the expensive and time-consuming requirement that the Company obtain a written fairness opinion from an independent investment banking, accounting or appraisal firm.

        The consent solicitation is scheduled to expire at 5:00p.m., New York City time, on Friday, August 17, 2001.

Item 6. Exhibits and Reports on Form 8-K

        10.111  -  Sale and Servicing  Agreement dated June 29, 2001,  among the
                   Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, Concord Servicing Corporation, Vacation Trust, Inc. and U.S. Bank Trust National Association.

        10.112  -  Note  Purchase  Agreement  dated  June 29,  2001,  among  the
                   Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and Credit Suisse First Boston, New York Branch.

        10.113  -  Indenture dated June 29, 2001,  between BXG Receivables  Note
                   Trust 2001-A and U.S. Bank Trust National Association.

(b)      Reports on Form 8-K

               None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the-undersigned thereunto duly authorized.

                                           BLUEGREEN CORPORATION
                                               (Registrant)


Date:  August 13, 2001                By:  /S/ GEORGE F. DONOVAN
                                           -----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  August 13, 2001                By:  /S/ JOHN F. CHISTE
                                           -----------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 13, 2001                By:  /S/ ANTHONY M. PULEO
                                           -----------------------------------
                                           Anthony M. Puleo
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)