Form 10-Q
period 2001-09-30
BLUEGREEN CORP
filed 2001-11-14
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X]  -  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

        For the Quarterly period ended September 30, 2001

                                       or

[_]  -  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

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

     As of November 12, 2001, there were 27,058,950 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,303,650 shares outstanding.

                            BLUEGREEN(R) CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information (unaudited)

Item 1.   Financial Statements                                              Page

          Condensed Consolidated Balance Sheets at
               April 1, 2001 and September 30, 2001                            3

          Condensed Consolidated Statements of Income - Three Months
               Ended October 1, 2000 and September 30, 2001                    4

          Condensed Consolidated Statements of Income - Six Months
               Ended October 1, 2000 and September 30, 2001
                                                                               5

          Condensed Consolidated Statements of Cash Flows - Six Months
               Ended October 1, 2000 and September 30, 2001                    6

          Notes to Condensed Consolidated Financial Statements                 8

Item 2    Management's Discussion and Analysis of
               Results of Operations and Financial Condition                  17

Item 3    Quantitative and Qualitative
               Disclosures About Market Risk                                  28

Part II - Other Information

Item 1    Legal Proceedings                                                   28

Item 2    Changes in Securities                                               28

Item 3    Defaults Upon Senior Securities                                     28

Item 4    Submission of Matters to a Vote of Security Holders                 29

Item 5    Other Information                                                   29

Item 6    Exhibits and Reports on Form 8-K                                    29

Signatures                                                                    30


Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation. The term "Big Cedar" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)


                                                         April 1,  September 30,
                                                           2001          2001
                                                           ----          ----
                                                          (Note)     (unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $22.4 million and $30.0 million at
   April 1, 2001 and September 30, 2001, respectively)    $  40,016   $  38,635
Contracts receivable, net                                    18,507      14,723
Notes receivable, net                                        74,796      86,262
Prepaid expenses                                             13,595      11,732
Inventory, net                                              193,634     192,508
Retained interests in notes receivable sold                  19,898      26,098
Property and equipment, net                                  41,462      46,505
Other assets                                                 17,773      20,920
                                                          ---------   ---------
   Total assets                                           $ 419,681   $ 437,383
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable                                          $   6,245   $   3,695
Accrued liabilities and other                                31,171      37,243
Deferred income                                               5,314       6,470
Deferred income taxes                                        19,329      24,882
Receivable-backed notes payable                               8,702      17,850
Lines-of-credit and notes payable                            58,918      48,208
10.50% senior secured notes payable                         110,000     110,000
8.00% convertible subordinated notes payable to related
    parties                                                   6,000       6,000
8.25% convertible subordinated debentures                    34,371      34,371
                                                          ---------   ---------
   Total liabilities                                        280,050     288,719

Contingencies

Minority interest                                             2,841       3,027

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued                                                   --          --
Common stock, $.01 par value, 90,000 shares authorized;
   26,946 and 27,035 shares issued, respectively, at
   April 1, 2001 and September 30, 2001                         269         270
Additional paid-in capital                                  122,564     122,699
Treasury stock, 2,756 common shares at cost at both
    April 1, 2001 and September 30, 2001                    (12,885)    (12,885)
Other comprehensive income                                    1,471       1,471
Retained earnings                                            25,371      34,082
                                                          ---------   ---------
   Total shareholders' equity                               136,790     145,637
                                                          ---------   ---------
   Total liabilities and shareholders' equity             $ 419,681   $ 437,383
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

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                       October 1,  September 30,
                                                            2000       2001
                                                         --------    -------
Revenues:
   Sales                                                 $ 65,600    $69,235
   Other resort and golf operations revenue                 7,070      6,987
   Interest income                                          5,317      4,017
   Gain on sale of notes receivable                            --      1,051
   Other income, net                                           --        210
                                                         --------    -------
                                                           77,987     81,500
Costs and expenses:
   Cost of sales                                           20,895     24,078
   Cost of other resort and golf operations                 6,620      6,202
   Selling, general and administrative expenses            42,569     38,496
   Interest expense                                         3,623      3,362
   Provision for loan losses                                1,456      1,605
   Other expense, net                                          71         --
                                                         --------    -------
                                                           75,234     73,743
                                                         --------    -------

Income before income taxes                                  2,753      7,757
Provision for income taxes                                  1,060      2,986
Minority interest in income (loss) of
     consolidated subsidiaries                               (308)       194
                                                         --------    -------
Net income                                               $  2,001    $ 4,577
                                                         ========    =======

Income per common share:

Basic                                                    $   0.08    $  0.19
                                                         ========    =======
Diluted                                                  $   0.08    $  0.17
                                                         ========    =======

Weighted average number of common and common equivalent shares:

Basic                                                      24,226     24,235
                                                         ========    =======
Diluted                                                    25,857     29,978
                                                         ========    =======


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                                      Six Months Ended
                                                                 October 1,  September 30,
                                                                     2000         2001
                                                                  ---------    --------
Revenues:
   Sales                                                          $ 128,764    $129,418
   Other resort and golf operations revenue                          13,830      13,577
   Interest income                                                    9,575       8,079
   Gain on sale of notes receivable                                      --       2,029
   Other income, net                                                    122          --
                                                                  ---------    --------
                                                                    152,291     153,103
Costs and expenses:
   Cost of sales                                                     42,779      44,149
   Cost of other resort and golf operations                          13,214      11,895
   Selling, general and administrative expenses                      79,328      72,406
   Interest expense                                                   7,264       7,097
   Provision for loan losses                                          2,491       2,895
   Other expense, net                                                    --         194
                                                                  ---------    --------
                                                                    145,076     138,636
                                                                  ---------    --------

Income before income taxes                                            7,215      14,467
Provision for income taxes                                            2,778       5,570
Minority interest in income (loss) of consolidated subsidiaries        (576)        186
                                                                  ---------    --------
Net income                                                        $   5,013    $  8,711
                                                                  =========    ========

Income per common share:

Basic                                                             $    0.21    $   0.36
                                                                  =========    ========
Diluted                                                           $    0.20    $   0.32
                                                                  =========    ========

Weighted average number of common and common equivalent shares:

Basic                                                                24,293      24,212
                                                                  =========    ========
Diluted                                                              25,940      29,947
                                                                  =========    ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)


                                                                              Six Months Ended
                                                                           October 1,  September 30,
                                                                              2000        2001
                                                                            --------    --------
Operating activities:
   Net income                                                               $  5,013    $  8,711
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Minority interest in income (loss) of consolidated subsidiaries          (576)        186
       Depreciation and amortization                                           2,778       4,096
       Amortization of discount on note payable                                  387         229
       Gain on sale of notes receivable                                           --      (2,029)
       Loss on sale of property and equipment                                      9         111
       Provision for loan losses                                               2,491       2,895
       Provision for deferred income taxes                                     2,778       5,570
       Interest accretion on retained interests in notes receivable sold      (1,188)     (1,559)
       Proceeds from sales of notes receivable                                    --      30,832
       Proceeds from borrowings collateralized by notes
          receivable                                                          20,681      22,734
       Payments on borrowings collateralized by notes receivable              (4,886)    (13,267)
   Change in operating assets and liabilities:
     Contracts receivable                                                     (5,467)      3,784
     Notes receivable                                                        (53,894)    (57,110)
     Inventory                                                                17,308       3,871
     Other assets                                                               (996)     (2,279)
     Accounts payable, accrued liabilities and other                           4,100       4,678
                                                                            --------    --------
Net cash provided (used) by operating activities                             (11,462)     11,453
                                                                            --------    --------
Investing activities:
   Purchases of property and equipment                                        (4,884)     (7,410)
   Sales of property and equipment                                                34          43
   Cash received from retained interest in notes receivable sold               2,162       1,599
   Long-term prepayment to Bass Pro, Inc.                                     (9,000)         --
   Acquisition of minority interest                                             (250)         --
   Principal payments received on investment in note receivable                   --       4,643
                                                                            --------    --------
Net cash used by investing activities                                        (11,938)     (1,125)
                                                                            --------    --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable                                                       6,500      12,818
   Payments under line-of-credit facilities and other notes payable          (12,903)    (24,054)
   Payment of debt issuance costs                                               (129)       (593)
   Payments for treasury stock                                                  (527)         --
   Proceeds from exercise of employee and director stock options                  34         120
                                                                            --------    --------
Net cash used by financing activities                                         (7,025)    (11,709)
                                                                            --------    --------
Net decrease in cash and cash equivalents                                    (30,425)     (1,381)
Cash and cash equivalents at beginning of period                              65,526      40,016
                                                                            --------    --------
Cash and cash equivalents at end of period                                    35,101      38,635
Restricted cash and cash equivalents at end of period                        (20,095)    (29,756)
                                                                            --------    --------
Unrestricted cash and cash equivalents at end of period                     $ 15,006    $  8,879
                                                                            ========    ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - continued
                             (amounts in thousands)
                                   (unaudited)


                                                             Six Months Ended
                                                        ------------------------
                                                        October 1, September 30,
                                                           2000           2001
                                                          ------         ------
Supplemental schedule of non-cash operating, investing and financing activities

      Retained interests in notes receivable sold         $   --         $6,240
                                                          ======         ======

      Inventory acquired through financing                $2,112         $   --
                                                          ======         ======

      Property and equipment acquired through financing   $  891         $  297
                                                          ======         ======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure                    $3,708         $2,745
                                                          ======         ======

      Contribution of land inventory by minority
          interest                                        $3,230         $   --
                                                          ======         ======


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)


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

     The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six- month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen Corporation's (the "Company's") Annual Report to Shareholders for the fiscal year ended April 1, 2001.

     Organization

     The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the southeastern, southwestern and midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in twelve resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at two off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the six months ended September 30, 2001, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 61% and 39%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended         Six Months Ended
                                                         October 1,  September 30,  October 1,  September 30,
(in thousands, except per share data)                        2000        2001          2000          2001
                                                             ----        ----          ----          ----
Basic earnings per share - numerator:
    Net income                                              $2,001      $4,577        $5,013        $8,711
                                                            ======      ======        ======        ======

  Diluted earnings per share - numerator:
    Net income - basic                                      $2,001      $4,577        $5,013        $8,711
    Effect of dilutive securities (net of tax effects)          74         510           148         1,020
                                                            ------      ------        ------        ------
    Net income  - diluted                                   $2,075      $5,087        $5,161        $9,731
                                                            ======      ======        ======        ======

Denominator:
  Denominator for basic earnings per share -
     weighted-average shares                                24,226      24,235        24,293        24,212
  Effect of dilutive securities:
       Stock options                                           100          41           116            33
       Convertible securities                                1,531       5,702         1,531         5,702
                                                            ------      ------        ------        ------
 Dilutive potential common shares                            1,631       5,743         1,647         5,735
                                                            ------      ------        ------        ------
 Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                            25,857      29,978        25,940        29,947
                                                            ======      ======        ======        ======
 Basic earnings per common share                            $ 0.08      $ 0.19        $ 0.21        $ 0.36
                                                            ======      ======        ======        ======
 Diluted earnings per common share                          $ 0.08      $ 0.17        $ 0.20        $ 0.32
                                                            ======      ======        ======        ======

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

     Recent Accounting Pronouncements

     In 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") began a project to address the accounting for timeshare transactions. The proposed guidance is currently in the drafting stage of the promulgation process and no formal exposure draft has been issued to date; therefore, the Company is unable to assess the possible impact of this proposed guidance. Currently, it appears that a final pronouncement on timeshare transactions would not be effective until the Company's fiscal year 2005.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for the Company's fiscal year 2002 (beginning April 2, 2001). The adoption of SFAS No. 133 had no impact on the Company's results of operations and financial position during the three- and six-month periods ended September 30, 2001.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 had no impact on the Company's results of operations and financial position during the three- and six- month periods ended September 30, 2001.

     In September 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Issue discusses how a transferor that retains an interest in securitized financial assets should assess impairment and account for interest income. EITF Issue No. 99-20 became effective for the Company on April 2, 2001. The adoption of the Issue had no impact on the Company's results of operations and financial position during the three- and six-month periods ended September 30, 2001.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (beginning April 1, 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase to net income of $44,000 (less than $0.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
     Retirement Obligations". This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company's fiscal year 2004. The new statement is not expected to have a material impact on the results of operation or financial position of the Company.

     In September 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to the Company's fiscal 2003 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The new statement is not expected to have a material impact on the results of operation or financial position of the Company.

     Other Comprehensive Income

     Other comprehensive income on the condensed consolidated balance sheet is comprised of net unrealized gains on retained interests in notes receivable sold, which are available-for-sale investments. For the three- and six-month periods ended October 1, 2000 and September 30, 2001, total comprehensive income equaled net income.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Notes Receivable

     In October 2000, the Company entered into a timeshare receivables purchase facility (the "Former Purchase Facility") with two financial institutions. On June 29, 2001, a subsidiary of the Company sold $17.6 million of timeshare receivables under the Former Purchase Facility. Gross proceeds from the sale of these receivables were approximately $16.8 million, of which $10.8 million was used to pay down the Company's timeshare receivables warehouse facility loan (see Note 4). The Company recognized a $978,000 gain on the sale of the receivables and recorded a $2.4 million retained interest in notes receivable sold and a $133,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

     In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with a financial institution acting as the initial purchaser (the "Initial Purchaser"). At the end of the facility term (August 13, 2002), the Initial Purchaser will attempt to securitize and sell the receivable portfolio that it purchased. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $75 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through August 13, 2002 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility (including the initial funding) are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 1.05%, subject to use of alternate return rates in certain circumstances. In addition, the Initial Purchaser will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

     The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     On September 6, 2001, a subsidiary of the Company sold $17.0 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $14.4 million. The Company recognized a $1.1 million gain on the sale of the receivables and recorded a $3.8 million retained interest in notes receivable sold and a $139,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

     The following assumptions were used to measure the initial fair value of the retained interests for the above sales under both the Former Purchase Facility and the Purchase Facility: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 6% to 1% per annum as the portfolios mature; and a discount rate of 14%.

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

3.   Inventory

     On June 8, 2001, the Company acquired approximately 3,000 Timeshare Interests at an existing timeshare resort in Surfside, Florida. The purchase price for the inventory was $7.1 million, which was paid in cash. Renovations of the property are estimated at $4.5 million and the Company expects to complete the initial renovations by March 2002. The Company anticipates that sales of this new inventory will commence in the fiscal quarter ending December 30, 2001. The resort will be known as the Solara Surfside ResortT.

4.   Receivable-backed Notes Payable

     During the six months ended September 30, 2001, the Company borrowed an aggregate $22.2 million pursuant to a timeshare receivables financing warehouse facility with a financial institution (the "Loan"). The Loan was collateralized by timeshare receivables and is due, as extended, in February 2002. The Loan bears interest at LIBOR plus 3.5%, which is paid on a weekly basis. The Company has repaid approximately $11.7 million of the Loan by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables (see Note 2).

5.   Line of Credit Borrowing

     In May 2001, the Company borrowed $10 million under its $10 million, unsecured line-of-credit with a bank and repaid said loan in August 2001. The borrowing bore interest at LIBOR plus 2%. The proceeds were used to fund the acquisition of Timeshare Interests in Surfside, Florida (see Note
     3) and for operations.

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

           CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2001

                (UNAUDITED)                                        COMBINED     COMBINED
               (IN THOUSANDS)                       BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
ASSETS
    Cash and cash equivalents                        $   8,171    $  22,067    $   8,397    $      --    $  38,635
    Contracts receivable, net                               --          127       14,596           --       14,723
    Intercompany receivable                            123,020           --           --     (123,020)          --
    Notes receivable, net                                1,901        6,746       77,615           --       86,262
    Inventory, net                                          --       17,870      174,638           --      192,508
    Retained interests in notes receivable                  --       26,098           --           --       26,098
     sold
    Investments in subsidiaries                          7,730           --        3,230      (10,960)          --
    Property and equipment, net                          9,404        1,191       35,910           --       46,505
    Other assets                                        13,612        1,753       17,287           --       32,652
                                                     ---------    ---------    ---------    ---------    ---------
       Total assets                                  $ 163,838    $  75,852    $ 331,673    $(133,980)   $ 437,383
                                                     =========    =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other                   $  13,290    $  20,909    $  13,209    $      --    $  47,408
    Intercompany payable                                    --        4,711      118,309     (123,020)          --
    Deferred income taxes                              (18,144)      19,832       23,194           --       24,882
    Lines-of-credit and receivable-backed
     notes payable                                       3,506        7,450       55,102           --       66,058
    10.50% senior secured notes payable                110,000           --           --           --      110,000
    8.00% convertible subordinated notes
        payable to related parties                       6,000           --           --           --        6,000
    8.25% convertible subordinated debentures           34,371           --           --           --       34,371
                                                     ---------    ---------    ---------    ---------    ---------
       Total liabilities                               149,023       52,902      209,814     (123,020)     288,719

    Minority interest                                       --           --           --        3,027        3,027

Total shareholders' equity                              14,815       22,950      121,859      (13,987)     145,637
                                                     ---------    ---------    ---------    ---------    ---------
Total liabilities and shareholders' equity .         $ 163,838    $  75,852    $ 331,673    $(133,980)   $ 437,383
                                                     =========    =========    =========    =========    =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED OCTOBER 1, 2000
                                                                   ----------------------------------
                                                                   COMBINED     COMBINED
                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
REVENUES
    Sales                                            $     360    $   2,033    $  63,207    $      --    $  65,600
    Management fee revenue                               6,990           --           --       (6,990)          --
    Other resort and golf operations revenue                --        1,187        5,883           --        7,070
    Interest income                                        314        1,120        3,883           --        5,317
    Other (expense) income                                (152)          23           58           --          (71)
                                                     ---------    ---------    ---------    ---------    ---------
                                                         7,512        4,363       73,031       (6,990)      77,916
COST AND EXPENSES
    Cost of sales                                           --          557       20,338           --       20,895
    Cost of other resort and golf operations                --          389        6,231           --        6,620
    Management fees                                         --           --        6,990       (6,990)          --
    Selling, general and administrative expenses         6,925        1,831       33,813           --       42,569
    Interest expense                                     1,582            1        2,040           --        3,623
    Provision for loan losses                               --           --        1,456           --        1,456
                                                     ---------    ---------    ---------    ---------    ---------
                                                         8,507        2,778       70,868       (6,990)      75,163
                                                     ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes                     (995)       1,585        2,163           --        2,753
    Provision (benefit) for income taxes                  (383)         701          742           --        1,060
    Minority interest in loss of consolidated
        subsidiary                                          --           --           --         (308)        (308)
                                                     ---------    ---------    ---------    ---------    ---------
    Net income (loss)                                $    (612)   $     884    $   1,421    $     308    $   2,001
                                                     =========    =========    =========    =========    =========

                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                   -------------------------------------
                                                                   COMBINED     COMBINED
                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
REVENUES
    Sales                                            $      --    $   4,925    $  64,310    $      --    $  69,235
    Management fees                                      7,583           --           --       (7,583)          --
    Other resort and golf operations revenue                --          961        6,026           --        6,987
    Interest income                                        109        1,076        2,832           --        4,017
   Gain on sale of notes receivable                         --        1,051           --           --        1,051
                                                     ---------    ---------    ---------    ---------    ---------
                                                         7,692        8,013       73,168       (7,583)      81,290
COST AND EXPENSES
    Cost of sales                                           --        1,548       22,530           --       24,078
    Cost of other resort and golf operations                --          427        5,775           --        6,202
    Management fees                                         --          266        7,317       (7,583)          --
    Selling, general and administrative expenses         6,955        2,811       28,730           --       38,496
    Interest expense                                     1,954          278        1,130           --        3,362
    Provision for loan losses                               --           26        1,579           --        1,605
   Other expense                                            --          (73)        (137)          --         (210)
                                                     ---------    ---------    ---------    ---------    ---------
                                                         8,909        5,283       66,924       (7,583)      73,533
                                                     ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes                   (1,217)       2,730        6,244           --        7,757
    Provision (benefit) for income taxes                  (470)       1,001        2,455           --        2,986
    Minority interest in income of consolidated
        subsidiary                                          --           --           --          194          194
                                                     ---------    ---------    ---------    ---------    ---------
    Net income (loss)                                $    (747)   $   1,729    $   3,789    $    (194)   $   4,577
                                                     =========    =========    =========    =========    =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    SIX MONTHS ENDED OCTOBER 1, 2000
                                                                    --------------------------------
                                                                   COMBINED     COMBINED
                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
REVENUES
    Sales                                            $     360    $   3,472    $ 124,932    $      --    $ 128,764
    Management fee revenue                              14,362           --           --      (14,362)          --
    Other resort and golf operations revenue                --        1,908       11,922           --       13,830
    Interest income                                        778        2,032        6,765           --        9,575
    Other income                                             2           43           77           --          122
                                                     ---------    ---------    ---------    ---------    ---------
                                                        15,502        7,455      143,696      (14,362)     152,291
COST AND EXPENSES
    Cost of sales                                           --          988       41,791           --       42,779
    Cost of other resort and golf operations                --          722       12,492           --       13,214
    Management fees                                         --           --       14,362      (14,362)          --
    Selling, general and administrative expenses        12,679        3,427       63,222           --       79,328
    Interest expense                                     3,882          465        2,917           --        7,264
    Provision for loan losses                               --          122        2,369           --        2,491
                                                     ---------    ---------    ---------    ---------    ---------
                                                        16,561        5,724      137,153      (14,362)     145,076
                                                     ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes                   (1,059)       1,731        6,543           --        7,215
    Provision (benefit) for income taxes                  (408)         786        2,400           --        2,778
    Minority interest in loss of consolidated
       subsidiary                                           --           --           --         (576)        (576)
                                                     ---------    ---------    ---------    ---------    ---------
    Net income (loss)                                $    (651)   $     945    $   4,143    $     576    $   5,013
                                                     =========    =========    =========    =========    =========

                                                                    SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                    -----------------------------------
                                                                   COMBINED     COMBINED
                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
REVENUES
    Sales                                            $      --    $  10,677    $ 118,741    $      --    $ 129,418
    Management fees                                     14,239           --           --      (14,239)          --
    Other resort and golf operations revenue                --        1,820       11,757           --       13,577
    Interest income                                        362        2,111        5,606           --        8,079
   Gain on sale of notes receivable                         --        2,029           --           --        2,029
                                                     ---------    ---------    ---------    ---------    ---------
                                                        14,601       16,637      136,104      (14,239)     153,103
COST AND EXPENSES
    Cost of sales                                           --        3,434       40,715           --       44,149
    Cost of other resort and golf operations                --          792       11,103           --       11,895
    Management fees                                         --          629       13,610      (14,239)          --
    Selling, general and administrative expenses        13,533        5,856       53,017           --       72,406
    Interest expense                                     4,173          340        2,584           --        7,097
    Provision for loan losses                               --          100        2,795           --        2,895
   Other expense (income)                                   --          (76)         270           --          194
                                                     ---------    ---------    ---------    ---------    ---------
                                                        17,706       11,075      124,094      (14,239)     138,636
                                                     ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes                   (3,105)       5,562       12,010           --       14,467
    Provision (benefit) for income taxes                (1,195)       2,100        4,665           --        5,570
    Minority interest in income of consolidated
        subsidiary                                          --           --           --          186          186
                                                     ---------    ---------    ---------    ---------    ---------
    Net income (loss)                                $  (1,910)   $   3,462    $   7,345    $    (186)   $   8,711
                                                     =========    =========    =========    =========    =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    SIX MONTHS ENDED OCTOBER 1, 2000
                                                                    --------------------------------
                                                                   COMBINED     COMBINED
                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  ELIMINATIONS CONSOLIDATED
Operating activities:
Net cash (used) provided by operating activities     $ (36,215)   $   1,633    $  23,120    $      --    $ (11,462)
                                                     ---------    ---------    ---------    ---------    ---------
Investing activities:
   Acquisition of minority interest                         --           --         (250)          --         (250)
   Investment in joint venture                              --           --         (323)         323           --
   Purchases of property and equipment                    (448)        (277)      (4,159)          --       (4,884)
   Sales of property and equipment                          --           --           34           --           34
   Cash received from investments in securities             --        2,162           --           --        2,162
   Long-term prepayment to Bass Pro, Inc.                   --           --       (9,000)          --       (9,000)
                                                     ---------    ---------    ---------    ---------    ---------
Net cash (used) provided by investing activities          (448)       1,885      (13,698)         323      (11,938)
                                                     ---------    ---------    ---------    ---------    ---------
Financing activities:
  Proceeds from borrowings under line-of-credit
     facilities and other notes payable                  6,500           --           --           --        6,500
  Payments under line-of-credit facilities and
     other notes payable                                  (130)      (4,662)      (8,111)          --      (12,903)
  Payment of debt issuance costs                            (3)        (126)          --           --         (129)
  Payments for treasury stock                             (527)          --           --           --         (527)
  Proceeds from issuance of membership interest
     in joint venture                                       --          323           --         (323)          --
  Proceeds from the exercise of employee and
     director stock options                                 34           --           --           --           34
                                                     ---------    ---------    ---------    ---------    ---------
Net cash (used) provided by financing activities         5,874       (4,465)      (8,111)        (323)      (7,025)
                                                     ---------    ---------    ---------    ---------    ---------
Net (decrease) increase in cash and cash
      equivalents                                      (30,789)        (947)       1,311           --      (30,425)
Cash and cash equivalents at beginning of period        43,093       12,458        9,975           --       65,526
                                                     ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period              12,304       11,511       11,286           --       35,101
Restricted cash and cash equivalents at end of
      period                                               (62)     (11,511)      (8,522)          --      (20,095)
                                                     ---------    ---------    ---------    ---------    ---------
Unrestricted cash and cash equivalents at end of
      period                                         $  12,242    $      --    $   2,764    $      --    $  15,006
                                                     =========    =========    =========    =========    =========

                                                                         SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                         -----------------------------------
                                                                                   COMBINED     COMBINED
                                                                    BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                                   CORPORATION  SUBSIDIARIES   GUARANTORS  CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities                     $ (8,419)    $  6,053     $ 13,819     $ 11,453
                                                                     --------     --------     --------     --------
Investing activities:
   Purchases of property and equipment                                 (1,342)        (460)      (5,608)      (7,410)
   Sales of property and equipment                                         --           --           43           43
   Cash received from retained interests in notes receivable sold          --        1,599           --        1,599
   Principal payments received on investment in note receivable         4,643           --           --        4,643
                                                                     --------     --------     --------     --------
Net cash provided (used) by investing activities                        3,301        1,139       (5,565)      (1,125)
                                                                     --------     --------     --------     --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     other notes payable                                               10,301           --        2,517       12,818
  Payments under line-of-credit facilities and other notes payable    (10,363)      (1,948)     (11,743)     (24,054)
  Payment of debt issuance costs                                          (60)        (302)        (231)        (593)
   Proceeds from the exercise of employee and director stock
      options                                                             120           --           --          120
                                                                     --------     --------     --------     --------
Net cash used by financing activities                                      (2)      (2,250)      (9,457)     (11,709)
                                                                     --------     --------     --------     --------
Net increase (decrease) in cash and cash equivalents                   (5,120)       4,942       (1,203)      (1,381)
Cash and cash equivalents at beginning of period                       13,290       17,125        9,601       40,016
                                                                     --------     --------     --------     --------
Cash and cash equivalents at end of period                              8,170       22,067        8,398       38,635
Restricted cash and cash equivalents at end of period                  (1,685)     (20,599)      (7,472)     (29,756)
                                                                     --------     --------     --------     --------
Unrestricted cash and cash equivalents at end of period              $  6,485     $  1,468     $    926     $  8,879
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

     On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of September 30, 2001, aggregate interest was approximately $1.3 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

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

     Required disclosures for the Company's business segments are as follows (in thousands):

                                                                          Residential
                                                                Resorts  Land and Golf  Totals
                                                                -------  -------------  ------
     As of and for the three months ended October 1, 2000
     Sales                                                     $ 44,410    $ 21,190    $ 65,600
     Other resort and golf operations revenue                     6,726         344       7,070
     Depreciation expense                                           446         237         683
     Field operating profit                                       4,771       2,678       7,449
     Inventory, net                                             102,515      85,736     188,251

     As of and for the three months ended September 30, 2001
     Sales                                                     $ 41,312    $ 27,923    $ 69,235
      Other resort and golf operations revenue                    6,505         482       6,987
     Depreciation expense                                           615         252         867
     Field operating profit                                       6,477       5,746      12,223
     Inventory, net                                              92,602      99,906     192,508

     As of and for the six months ended October 1, 2000
     Sales                                                     $ 79,718    $ 49,046    $128,764
     Other resort and golf operations revenue                    12,816       1,014      13,830
     Depreciation expense                                           855         448       1,303
     Field operating profit                                       7,600       8,692      16,292

     As of and for the six months ended September 30, 2001
     Sales                                                     $ 78,574    $ 50,844    $129,418
     Other resort and golf operations revenue                    12,466       1,111      13,577
     Depreciation expense                                         1,181         516       1,697
     Field operating profit                                      13,353      10,368      23,721

     Field operating profit for reportable segments reconciled to consolidated income before income taxes is as follows (in thousands):

                                                       Three Months Ended           Six Months Ended
                                                    ------------------------  -------------------------
                                                     October 1, September 30,  October 1,  September 30,
                                                        2000        2001          2000        2001
                                                      --------    --------      --------    --------
     Field operating profit for reportable segments   $  7,449    $ 12,223      $ 16,292    $ 23,721
     Interest income                                     5,317       4,017         9,575       8,079
     Gain on sale of notes receivable                       --       1,051            --       2,029
     Other income (expense)                                (71)        210           122        (194)
     Corporate general and administrative expenses      (4,863)     (4,777)       (9,019)     (9,176)
     Interest expense                                   (3,623)     (3,362)       (7,264)     (7,097)
     Provision for loan losses                          (1,456)     (1,605)       (2,491)     (2,895)
                                                      --------    --------      --------    --------
     Consolidated income before income taxes          $  2,753    $  7,757      $  7,215    $ 14,467
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

     t) Risks that a short-term or long-term decrease in the amount of vacation travel, including but not limited to air travel, by American consumers will have an adverse impact on the Company's timeshare sales.

          The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

     General

     Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, the Company does not believe that current general economic conditions have materially impacted the Company's financial position or results of operations as of and for the three- and six-month periods ended September 30, 2001.

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

     The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three- or six-month periods ended October 1, 2000 or September 30, 2001. Based on prior history, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

     The Company believes that the terrorist attacks on September 11, 2001 in the United States and subsequent events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company's sales in its domestic sales offices. With the exception of the La Cabana Beach and Racquet Club(TM) in Aruba, guests at the Company's Bluegreen Vacation Club(TM) destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. While there was an adverse impact on sales at the La Cabana resort in September, based on current conditions the Company does not believe that there will be a long-term adverse impact on its sales in Aruba from decreased air travel, partially due to the fact that a significant portion of Aruba's tourist traffic comes from South America. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks would not have a material adverse impact on the Company's results of operations in some future period.

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

Results of Operations

     (Dollars in thousands)                                                    Residential
                                                           Resorts            Land and Golf               Total
                                                           -------            -------------               -----
     Three Months Ended October 1, 2000
     Sales                                          $ 44,410       100%    $ 21,190       100%    $  65,600       100%
     Cost of sales                                    (9,380)      (21)     (11,515)      (54)      (20,895)      (32)
                                                    --------               --------               ---------
     Gross profit                                     35,030        79        9,675        46        44,705        68
     Other resort and golf operations revenue          6,726        15          344         2         7,070        11
     Cost of other resort and golf operations         (5,920)      (13)        (700)       (3)       (6,620)      (10)
     Selling and marketing expenses                  (27,807)      (63)      (4,521)      (21)      (32,328)      (49)
     Field general and administrative expenses(1)     (3,258)       (7)      (2,120)      (10)       (5,378)       (8)
                                                    --------               --------               ---------
     Field operating profit                         $  4,771        11%    $  2,678        13%    $   7,449        11%
                                                    ========               ========               =========
     Three Months Ended September 30, 2001
     Sales                                          $ 41,312       100%    $ 27,923       100%    $  69,235       100%
     Cost of sales                                    (9,741)      (24)     (14,337)      (51)      (24,078)      (35)
                                                    --------               --------               ---------
     Gross profit                                     31,571        76       13,586        49        45,157        65
     Other resort and golf operations revenue          6,505        16          482         2         6,987        10
     Cost of resort and golf operations               (5,473)      (13)        (729)       (3)       (6,202)       (9)
     Selling and marketing expenses                  (23,226)      (56)      (5,604)      (20)      (28,830)      (42)
     Field general and administrative expenses(1)     (2,900)       (7)      (1,989)       (7)       (4,889)       (7)
                                                    --------               --------               ---------
     Field operating profit                         $  6,477        16%    $  5,746        21%    $  12,223        18%
                                                    ========               ========               =========

     (Dollars in thousands)                                                    Residential
                                                           Resorts            Land and Golf               Total
                                                           -------            -------------               -----
     Six Months Ended October 1, 2000
     Sales                                          $ 79,718       100%    $ 49,046       100%    $ 128,764       100%
     Cost of sales                                   (17,288)      (22)     (25,491)      (52)      (42,779)      (33)
                                                    --------               --------               ---------
     Gross profit                                     62,430        78       23,555        48        85,985        67
     Other resort and golf operations revenue         12,816        16        1,014         2        13,830        11
     Cost of other resort and golf operations        (11,718)      (15)      (1,496)       (3)      (13,214)      (10)
     Selling and marketing expenses                  (49,731)      (62)      (9,939)      (20)      (59,670)      (46)
     Field general and administrative expenses(1)     (6,197)       (8)      (4,442)       (9)      (10,639)       (8)
                                                    --------               --------               ---------
     Field operating profit                         $  7,600        10%    $  8,692        18%    $  16,292        13%
                                                    ========               ========               =========

     Six Months Ended September 30, 2001
     Sales                                          $ 78,574       100%    $ 50,844       100%    $ 129,418       100%
     Cost of sales                                   (18,088)      (23)     (26,061)      (51)      (44,149)      (34)
                                                    --------               --------               ---------
     Gross profit                                     60,486        77       24,783        49        85,269        66
     Other resort and golf operations revenue         12,466        16        1,111         2        13,577        10
     Cost of resort and golf operations              (10,555)      (13)      (1,340)       (3)      (11,895)       (9)
     Selling and marketing expenses                  (43,680)      (56)     (10,222)      (20)      (53,902)      (42)
     Field general and administrative expenses(1)     (5,364)       (7)      (3,964)       (8)       (9,328)       (7)
                                                    --------               --------               ---------
     Field operating profit                         $ 13,353        17%    $ 10,368        20%    $  23,721        18%
                                                    ========               ========               =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.9 million and $4.8 million for the three months ended October 1, 2000 and September 30, 2001, respectively, and $9.0 million and $9.2 million for the six months ended October 1, 2000 and September 30, 2001, respectively.

Sales

Consolidated sales increased 6% from $65.6 million for the three months ended October 1, 2000 (the "2001 Quarter") to $69.2 million for the three months ended September 30, 2001 (the "2002 Quarter"). Consolidated sales increased 1% from $128.8 million for the six months ended October 1, 2000 (the "2001 Period") to $129.4 million for the six months ended September 30, 2001 (the "2002 Period"). Increases in Residential Land and Golf Division sales during the 2002 Quarter and 2002 Period were partially offset by decreased Resorts Division sales.

As of September 30, 2001, approximately $6.5 million in estimated income on sales of $14.2 million was deferred under percentage-of-completion accounting. At April 1, 2001, approximately $5.3 million in estimated income on sales of $11.5 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income. The Company believes that such deferred income reflects its ability to acquire inventory, provide customers with the assurance that the projects have insurance bonds for the completion of development and pre-sell to customers prior to expending a significant portion of the projects' development costs. Based on current development schedules, the Company expects that a portion of the currently recorded deferred income will be recognized during the year ending March 31, 2002, although no assurances can be given as to the amount that will be recognized.

Resorts Division. During the 2001 Quarter and the 2002 Quarter, the Resorts Division contributed $44.4 million or 68% and $41.3 million or 60%, respectively, of the Company's total consolidated sales. During the 2001 Period and the 2002 Period, the Resorts Division contributed $79.7 million or 62% and $78.6 million or 61%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of timeshare sales transactions and the average sales price per sale for the Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                               Three Months Ended             Six Months Ended
                                           -------------------------      -------------------------
                                           October 1,  September 30,      October 1,  September 30,
                                              2000         2001              2000         2001
                                              ----         ----              ----         ----
Number of timeshare sales transactions       4,834         4,011             8,503        7,773
Average sales price per timeshare sale       $9,140       $10,639           $9,195       $10,414
Gross margin                                  79%           76%               78%          77%

The decreases in sales during the 2002 Quarter and 2002 Period were primarily due to the Company closing its offsite sales office serving the Cleveland, Ohio market in the first quarter of fiscal 2002. Sales generated by the Cleveland office during the 2001 Quarter and 2001 Period were approximately $2.5 million and $4.8 million, respectively, as compared to $0 and $1.3 million during the 2002 Quarter and 2002 Period, respectively. In addition, the 2001 Quarter and 2001 Period included $2.2 million and $3.5 million, respectively, of sales from the Company's offsite sales office serving the Louisville, Kentucky market with no corresponding sales during the 2002 Quarter and 2002 Period as the Louisville office was closed during fiscal 2001 due to continued operating losses. These decreases were partially offset by the $2.9 million and $5.5 million of sales in the 2002 Quarter and 2002 Period, respectively, at the Big Cedar Wilderness Club(TM), which is being developed and sold by a 51%-owned subsidiary of the Company, with no comparable sales in the 2001 Quarter and 2001 Period. The Company's remaining resort sales offices had fewer timeshare sales transactions, but at a higher average sales price per transaction due in part to a price increase in fiscal 2002 as well as the Company's ability to sell higher point-valued inventory through the Bluegreen Vacation Club(TM).

The Resorts Division's gross margin decreased by 3%-points during the 2002 Quarter as compared to the 2001 Quarter and by 1%-point during the 2002 Period as compared to the 2001 Period. These decreases are due to the relative costs of the specific resort inventory mix being sold in the respective periods.

Selling and marketing expenses for the Resorts Division decreased as a percentage of sales for the Resorts Division from 63% and 62% during the 2001 Quarter and 2001 Period, respectively, to 56% during both the 2002 Quarter and 2002 Period. The decrease is due to the Company adopting a plan which is intended to improve the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro, Inc., a privately-held retailer of fishing, marine, hunting, camping and sports gear; the centralization of most resort marketing operations at the Company's headquarters; the continued centralization of the Company's telemarketing operations in South Florida; the implementation of a centralized resort marketing customer relationship management system; continuing to monitor and, if necessary, eliminate marginally performing sales operations; and implementing a Company-wide initiative to reduce costs and increase efficiency in all areas. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not increase as a percentage of sales. Another contributing factor for the decrease in these expenses during the 2002 Period was that the selling and marketing expenses for the previously closed Louisville and Cleveland sales offices were 87% and 69%, respectively, of that office's respective sales during the 2001 Period.

Field general and administrative expenses for the Resorts Division decreased 11% and 13% during the 2002 Quarter and 2002 Period, respectively, as compared to the 2001 Quarter and 2001 Period, respectively, primarily due to closing of the Louisville and Cleveland offices and the Company's cost control efforts.

Residential Land and Golf Division. During the 2001 Quarter and the 2002 Quarter, residential land and golf sales contributed $21.1 million or 32% and $27.9 million or 40%, respectively, of the Company's total consolidated sales. During the 2001 Period and the 2002 Period, residential land and golf sales contributed $49.0 million or 38% and $50.8 million or 39%, respectively, of the Company's total consolidated sales. As noted below, the number of parcels sold decreased during the 2002 Quarter as compared to the 2001 Quarter. However, the increase in the Residential Land and Golf Division's sales was primarily due to the impact of the percentage-of-completion method of accounting and adjustments for sales in the rescission period, which had an aggregate positive $7.0 million impact on sales in the 2002 Quarter as opposed to a negative $1.1 million impact on sales in the 2001 Quarter. The timing of the recognition of sales under the percentage-of-completion method of accounting coincides with the periods when development takes place on the Company's projects as opposed to when sales are made or sales proceeds are received.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting, rescission period adjustments and bulk sales.

                                        Three Months Ended            Six Months Ended
                                        ------------------            ----------------
                                   October 1,  September 30,      October 1,  September 30,
                                      2000         2001              2000         2001
                                      ----         ----              ----         ----
Number of parcels sold                404           337               828          818
Average sales price per parcel      $55,087       $62,065           $53,883      $59,161
Gross margin                          46%           49%               48%          49%

The aggregate number of parcels sold decreased during the 2002 Quarter as compared to the 2001 Quarter due primarily to certain projects in the Company's Arizona region approaching sell-out and therefore generating fewer sales and due to projects in the Texas Hill Country area which sold out during fiscal 2001 and therefore generated no sales during the 2002 Quarter and 2002 Period. Also, the Company generated decreased sales at two of its larger projects, specifically the Lake Ridge at Joe Pool Lake(TM) project near Dallas, Texas and the Winding River Plantation(TM) project in Bolivia, North Carolina. These decreases were partially offset by sales generated at The Preserve at Jordan Lake(TM) near Chapel Hill, North Carolina, which opened in December 2000. The project will surround an 18-hole, Davis Love III signature championship golf course. The Preserve at Jordan Lake(TM) is the Company's latest addition to its Bluegreen Golf portfolio of properties and it generated sales of $5.1 million and $11.9 million during the 2002 Quarter and 2002 Period, respectively.

Average sales price per parcel increased during the 2002 Quarter and 2002 Period as compared to the comparable prior year period, primarily due to sales at The Preserve at Jordan Lake(TM), which averaged approximately $93,000 per lot during the 2002 Period, and sales at The Waterstone(TM) project in Boerne, Texas, which began sales during the latter part of fiscal 2001 and had an average sales price per parcel sold of approximately $105,000 during the 2002 Period.

Selling and marketing expenses for the Residential Land & Golf Division remained
consistent   as  a  percentage   of  sales  during  all  periods   presented  at
approximately 20%.

Field  general  and  administrative  expenses  for the  Residential  Land & Golf
Division decreased 6% and 11% during the 2002 Quarter and 2002 Period, respectively, as compared to the 2001 Quarter and 2001 Period, respectively, primarily due to the Company's cost control efforts.

Interest Income

Interest income was $5.3 million and $4.0 million for the 2001 Quarter and 2002 Quarter, respectively and was $9.6 million and $8.1 million for the 2001 Period and 2002 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The decrease is due to the Company carrying a higher average note receivable balance, which generated higher interest income, during the 2001 Period as the Company did not sell any timeshare notes receivable through its timeshare receivables purchase facility until the third quarter of fiscal 2001.

Gain on Sale of Notes Receivables

The Company recognized a $1.1 million and $2.0 million gain on the sale of timeshare notes receivables during the 2002 Quarter and 2002 Period, respectively, with no corresponding gains in the 2001 Quarter or 2001 Period. The Company sold $17.0 million and $34.6 million of timeshare notes receivable during the 2002 Quarter and 2002 Period (see Note 2 of Notes to Condensed Consolidated Financial Statements) with no corresponding sales during the 2001 Quarter and 2001 Period.

Corporate General and Administrative Expenses

The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury, etc.. Corporate G&A totaled $4.9 million and $4.8 million during the 2001 Quarter and 2002 Quarter, respectively, and $9.0 million and $9.2 million during the 2001 Period and 2002 Period, respectively. The increase during the 2002 Period is primarily due to planned expansion of the Company's information technology support staff and infrastructure.

Interest Expense

Interest expense was $3.6 million and $3.4 million for the 2001 Quarter and 2002 Quarter, respectively, and was $7.3 million and $7.1 million for the 2001 Period and 2002 Period, respectively.

Provision for Loan Losses

The Company recorded a provision for loan losses totaling $1.5 million and $1.6 million during the 2001 Quarter and 2002 Quarter, respectively, and totaling $2.5 million and $2.9 million during the 2001 Period and 2002 Period, respectively.

The allowance for loan losses by division as of April 1, 2001 and September 30, 2001 was (amounts in thousands):

                                                         Residential
                                              Resorts    Land and
                                             Division   Golf Division    Other        Total
                                             --------   -------------    -----        -----
April 1, 2001
-------------
Notes receivable                             $ 64,245     $ 9,001       $ 5,136     $ 78,382
Less:  allowance for loan losses               (3,058)       (416)         (112)      (3,586)
                                             --------     -------       -------     --------
Notes receivable, net                        $ 61,187     $ 8,585       $ 5,024     $ 74,796
                                             ========     =======       =======     ========
Allowance as a % of gross notes receivable        4.8%        4.6%          2.2%         4.6%
                                             ========     =======       =======     ========
September 30, 2001
------------------
Notes receivable                             $ 80,694     $ 8,071       $ 2,059     $ 90,824
Less:  allowance for loan losses               (4,089)       (361)         (112)      (4,562)
                                             --------     -------       -------     --------
Notes receivable, net                        $ 76,605     $ 7,710       $ 1,947     $ 86,262
                                             ========     =======       =======     ========
Allowance as a % of gross notes receivable        5.1%        4.5%          5.4%         5.0%
                                             ========     =======       =======     ========

Other notes receivable primarily consists of the loan to Casa Grande Cooperative Association I (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Minority Interest in Income (Loss) of Consolidated Subsidiaries

Minority interest in income (loss) of consolidated subsidiaries represents the portion of the Company's consolidated income after income taxes that is not included in retained earnings as these earnings belong to a third-party that owns a minority interest in a consolidated subsidiary. During the 2001 Period, the Company consolidated two subsidiaries which were partially owned by minority interests, specifically Bluegreen Properties N.V. ("BPNV"), the subsidiary which owns and sells timeshare interests at the La Cabana Beach and Racquet Club(TM) in Aruba, in which the Company then owned a 50% ownership interest, and Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), the developer of the Big Cedar Wilderness Club(TM) in Ridgedale, Missouri, in which the Company holds a 51% ownership interest. By the 2002 Period, the Company had purchased the minority interest in BPNV, and therefore the only subsidiary that was still partially owned by a minority interest during the 2002 Period was the Joint Venture.

Minority interest operations changed from a minority interest loss of $308,000 to a minority interest income of $194,000 in the 2001 Quarter and 2002 Quarter, respectively, and from a minority interest loss of $576,000 to a minority interest income of $186,000 in the 2001 Period and 2002 Period, respectively. This change is primarily due to the aforementioned purchase of the minority ownership interest in BPNV during fiscal 2001, as BPNV generated losses during the 2001 Period. The minority interest income (which decreases the Company's consolidated net income) in the 2002 Quarter and 2002 Period was due to the profitability of the Joint Venture during the respective periods.

Summary

Based on the factors discussed above, the Company's net income increased 129% from $2.0 million to $4.6 million in the 2001 Quarter and 2002 Quarter, respectively, and 74% from $5.0 million to $8.7 million in the 2001 Period and 2002 Period, respectively.

Changes in Financial Condition

Consolidated assets of the Company increased $17.7 million from April 1, 2001 to September 30, 2001. This increase is primarily due to the $11.5 million increase in notes receivable due to new notes generated from the $78.6 million in timeshare sales during the 2002 Period (97% of which are financed with the Company) and partially offset by the sale of $34.6 million of notes receivable sold during the 2002 Period (see Note 2 of Notes to Condensed Consolidated Financial Statements) and payments from customers received on notes receivable. Also, retained interests in notes receivable sold increased by a net $6.2 million related primarily to the retained interest in the $34.6 million of timeshare receivables sold during the 2002 Period (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Consolidated liabilities increased $8.7 million from April 1, 2001 to September 30, 2001. The increase is primarily due to $22.2 million in borrowings pursuant to a timeshare receivables financing facility with a financial institution, net of $11.7 million of payments made on this debt (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Total shareholders' equity increased $8.8 million during the 2002 Period, primarily due to net income. The Company's book value per common share increased from $5.65 to $6.00 at April 1, 2001 and September 30, 2001, respectively. The debt-to-equity ratio decreased from 1.60:1 to 1.49:1 at April 1, 2001 and September 30, 2001, respectively.

Liquidity and Capital Resources

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash  sales,  (ii)  down  payments  on lot and  timeshare  sales  which  are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land lots (collectively "Receivables") and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of Receivables, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

Credit Facilities for Timeshare Receivables and Inventories

The Company maintains various credit facilities with financial institutions that provide for receivable financing for its timeshare projects.

In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with a financial institution acting as the initial purchaser (the "Initial Purchaser"). At the end of the facility term (August 13, 2002), the Initial Purchaser will attempt to securitize and sell the receivable portfolio that it purchased. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $75 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through August 13, 2002 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 1.05%, subject to use of alternate return rates in certain circumstances. In addition, the Initial Purchaser will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

The Purchasers' obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. Through November 12, 2001, the Company sold $35.3 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $30.0 million.

The Company has a timeshare receivables warehouse loan facility, which, as extended expires on February 16, 2002, with a financial institution (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default.

During the 2002 Period, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $11.7 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under a previous timeshare receivables purchase facility with the same financial institution. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable, but in no event later than February 16, 2002. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million. As of September 30, 2001, there was $11.9 million outstanding under the Warehouse Facility. The Company is currently negotiating an extension and increase of the Warehouse Facility. There can be no assurances that the Company's negotiations will be successful.

In addition,  the lender under the  Warehouse  Facility has provided the Company with a $28.0  million  acquisition  and  development  facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at September 30, 2001 was $14.6 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

Credit Facilities for Residential Land and Golf Receivables and Inventories

The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf
Division inventory borrowings. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 8.0% being the minimum interest rate. At September 30, 2001, the outstanding principal balance under this facility was approximately $5.0 million, all of which related to receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on July 1, 2003. Any outstanding indebtedness is due on July 1, 2005. The Company is currently negotiating to also be able to pledge Resorts Division receivables under this facility. There can be no assurances that the Company's negotiations will be successful.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially, to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender required to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as lots in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments on these loans are effected through agreed-upon release prices as lots in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $18.0 million at September 30, 2001.

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

April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan is secured by the Company's residential land lot inventory in Brickshire(TM). As of September 30, 2001, there was no balance outstanding on the lines-of-credit.

Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). In December 2000, the Company borrowed $2.6 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments will be payable in equal monthly installments of $35,000 commencing September 1, 2001. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of September 30, 2001, $2.6 million was outstanding under the Golf Course Loan.

On August 2, 2001, the Company obtained a revolving line-of-credit with a bank for the purpose of developing the Company's golf course community in Raleigh, North Carolina known as The Preserve at Jordan Lake(TM). The line-of-credit has an aggregate borrowing capacity of approximately $6.7 million. On August 16, 2001, the Company borrowed approximately $2.5 million under the line-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 1.0% and interest is due monthly. Principal payments are effected through agreed-upon release prices as lots in The Preserve at Jordan Lake(TM) are sold. All borrowings under the lines-of-credit must be repaid by July 30, 2003, assuming that the Company pays an additional $75,000 fee by July 30, 2002. The loan is secured by the Company's residential land lot inventory in The Preserve at Jordan Lake (TM). As of September 30, 2001, there was $849,000 outstanding on the line-of-credit.

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

Other Credit Facility

The Company has a $10 million unsecured line-of-credit with a bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2001. As of September 30, 2001, there was no amount outstanding under the line, however the Company borrowed $10 million under the line in October 2001. The Company is currently negotiating an extension and increase of the line. There can be no assurances that the Company's negotiations will be successful.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of September 30, 2001 is approximately $274.3 million (based on current costs) with such amount expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities, receivables purchase facilities and cash generated from operations.

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

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on August 2, 2001, the shareholders voted on the matters listed below and in the proxy materials dated July 3, 2001. The results of voting were as follows:

                                                               Shares Voted
                                                 -----------------------------------------
                                                    For      Against   Abstain     Total
     Elect each of the following persons as
          directors of the Company for a
          three year term:

                    George F. Donovan           16,871,329   422,772      -     17,294,101
                    Michael J. Franco           17,112,536   181,565      -     17,294,101
                    Bradford T. Whitmore        16,892,191   401,910      -     17,294,101

     Ratify the appointment of Ernst & Young
          LLP as independent  auditors of the
          Company for the fiscal year ending
          March 31, 2002                        17,246,665    33,130    14,306  17,294,101

The Company has a classified Board of Directors.

Item 5. Other Information

     On July 2, 2001, the Company solicited consents from the holders of its 10.5% Senior Secured Notes due April 1, 2008 (the "Notes") regarding certain proposed amendments to the Indenture for the Notes. The consents are being sought to provide the Company with greater flexibility in the financing of its Bluegreen/Big Cedar Vacations LLC(TM) joint venture and with future securitization transactions. If adopted by the note holders, the proposed amendments to the Indenture would:

     o provide that Bluegreen/Big Cedar Vacations, LLCO, the Company's 51%-owned joint venture that sells Timeshare Interests in the Big Cedar Wilderness ClubO resort, may incur indebtedness without being required to guarantee the Notes;

     o    provide that any Receivables  Subsidiary (as defined in the Indenture)
          may  incur  debt   arising   in   connection   with  any   receivables
          securitization or financing transactions; and

     o permit certain arm's-length transactions between the Company and Bluegreen/Big Cedar Vacations, LLCO to proceed without the potentially expensive and time-consuming requirement that the Company obtain a written fairness opinion from an independent investment banking, accounting or appraisal firm.

     The consent solicitation is scheduled to expire at 5:00 p.m., New York City time, on Saturday, November 17, 2001.

Item 6. Exhibits and Reports on Form 8-K

     10.137 - Fourth  Amendment  to  Amended  and  Restated  Loan  and  Security
              Agreement dated as of October 16, 2001, among the Registrant, Bluegreen Vacations Unlimited, Inc.(TM)and Heller Financial, Inc.

     10.142 - Building Loan Agreement dated July 31, 2001, between Jordan Lake Preserve Corporation and IndyMac Bank F.S.B. d.b.a. Construction Lending Corporation of America.

     10.143 - Revolving Line of Credit Promissory Note dated July 31, 2001, between Jordan Lake Preserve Corporation and IndyMac Bank F.S.B. d.b.a. Construction Lending Corporation of America.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the-undersigned thereunto duly authorized.


                                           BLUEGREEN CORPORATION
                                               (Registrant)


Date:  November 12, 2001              By:  /S/ GEORGE F. DONOVAN
                                           -----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  November 12, 2001              By:  /S/ JOHN F. CHISTE
                                           -----------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  November 12, 2001              By:  /S/ ANTHONY M. PULEO
                                           -----------------------------------
                                           Anthony M. Puleo
                                           Vice President and
                                                    Chief Accounting Officer
                                           (Principal Accounting Officer)