Form 10-Q
period 2001-12-30
BLUEGREEN CORP
filed 2002-02-13
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly period ended December 30, 2001

                                       or

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

As of February 11, 2002, there were 27,058,950 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,303,650 shares outstanding.

                            BLUEGREEN(R) CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I - Financial Information (unaudited)

Item 1.   Financial Statements                                              Page
                                                                            ----
          Condensed Consolidated Balance Sheets at
               April 1, 2001 and December 30, 2001 ..........................  3

          Condensed Consolidated Statements of Operations - Three Months
               Ended December 31, 2000 and December 30, 2001 ................  4

          Condensed Consolidated Statements of Income - Nine Months
               Ended December 31, 2000 and December 30, 2001 ................  5

          Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended December 31, 2000 and December 30, 2001 ................  6

          Notes to Condensed Consolidated Financial Statements ..............  8

Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition ................ 18

Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk ................................ 30

Part II - Other Information

Item 1.   Legal Proceedings ................................................. 30

Item 2.   Changes in Securities ............................................. 30

Item 3.   Defaults Upon Senior Securities ................................... 30

Item 4.   Submission of Matters to a Vote of Security Holders ............... 30

Item 5.   Other Information ................................................. 31

Item 6.   Exhibits and Reports on Form 8-K .................................. 31

Signatures................................................................... 32


Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

      The term "Big Cedar" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                                             April 1,         December 30,
                                                                               2001               2001
                                                                               ----               ----
                                                                              (Note)          (unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $22.4 million and $24.5 million at
   April 1, 2001 and December 30, 2001, respectively) ...............       $  40,016          $  38,477
Contracts receivable, net ...........................................          18,507             11,826
Notes receivable, net ...............................................          74,796             72,222
Prepaid expenses ....................................................          12,593             12,019
Inventory, net ......................................................         193,634            194,025
Retained interests in notes receivable sold .........................          19,898             34,248
Property and equipment, net .........................................          41,462             48,242
Other assets ........................................................          18,775             21,629
                                                                            ---------          ---------
   Total assets .....................................................       $ 419,681          $ 432,688
                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ....................................................       $   6,245          $   3,937
Accrued liabilities and other .......................................          31,171             36,107
Deferred income .....................................................           5,314              4,627
Deferred income taxes ...............................................          19,329             26,680
Receivable-backed notes payable .....................................           8,702             15,742
Lines-of-credit and notes payable ...................................          58,918             43,651
10.50% senior secured notes payable .................................         110,000            110,000
8.00% convertible subordinated notes payable to related
    parties .........................................................           6,000              6,000
8.25% convertible subordinated debentures ...........................          34,371             34,371
                                                                            ---------          ---------
   Total liabilities ................................................         280,050            281,115

Contingencies

Minority interest ...................................................           2,841              2,948

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ......................................................              --                 --
Common stock, $.01 par value, 90,000 shares authorized;
   26,946 and 27,059 shares issued, respectively, at April 1,
   2001 and December 30, 2001 .......................................             269                271
Additional paid-in capital ..........................................         122,564            122,734
Treasury stock, 2,756 common shares at cost at both
    April 1, 2001 and December 30, 2001 .............................         (12,885)           (12,885)
Other comprehensive income ..........................................           1,471              2,451
Retained earnings ...................................................          25,371             36,054
                                                                            ---------          ---------
   Total shareholders' equity .......................................         136,790            148,625
                                                                            ---------          ---------
   Total liabilities and shareholders' equity .......................       $ 419,681          $ 432,688
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

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Operations
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                                              Three Months Ended
                                                                         December 31,     December 30,
                                                                             2000             2001
                                                                           --------         --------
Revenues:
   Sales ...........................................................       $ 45,485         $ 55,285
   Other resort and golf operations revenue ........................          5,522            5,607
   Interest income .................................................          3,959            3,776
   Gain on sale of notes receivable ................................          2,266            2,185
   Other income, net ...............................................             14               --
                                                                           --------         --------
                                                                             57,246           66,853
Costs and expenses:
   Cost of sales ...................................................         16,050           19,984
   Cost of other resort and golf operations ........................          6,280            5,949
   Selling, general and administrative expenses ....................         32,412           33,939
   Interest expense ................................................          4,000            3,032
   Provision for loan losses .......................................            900              788
   Other expense, net ..............................................             --               83
                                                                           --------         --------
                                                                             59,642           63,775
                                                                           --------         --------

Income (loss) before income taxes ..................................         (2,396)           3,078
Provision (benefit) for income taxes ...............................           (922)           1,185
Minority interest in loss of consolidated subsidiary ...............           (113)             (79)
                                                                           --------         --------
Net income (loss) ..................................................       $ (1,361)        $  1,972
                                                                           ========         ========

Income (loss) per common share:

Basic ..............................................................       $  (0.06)        $   0.08
                                                                           ========         ========
Diluted ............................................................       $  (0.06)        $   0.08
                                                                           ========         ========

Weighted average number of common and common equivalent shares:

Basic ..............................................................         24,193           24,297
                                                                           ========         ========
Diluted ............................................................         24,193           25,838
                                                                           ========         ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                            December 31,    December 30,
                                                                                2000            2001
                                                                                ----            ----
Revenues:
   Sales ..............................................................      $ 174,249       $ 184,703
   Other resort and golf operations revenue ...........................         19,351          19,184
   Interest income ....................................................         13,534          11,855
   Gain on sale of notes receivable ...................................          2,266           4,214
   Other income, net ..................................................            136              --
                                                                             ---------       ---------
                                                                               209,536         219,956
Costs and expenses:
   Cost of sales ......................................................         58,829          64,133
   Cost of other resort and golf operations ...........................         19,494          17,844
   Selling, general and administrative expenses .......................        111,739         106,345
   Interest expense ...................................................         11,265          10,129
   Provision for loan losses ..........................................          3,391           3,683
   Other expense, net .................................................             --             277
                                                                             ---------       ---------
                                                                               204,718         202,411
                                                                             ---------       ---------

Income before income taxes ............................................          4,818          17,545
Provision for income taxes ............................................          1,855           6,755
Minority interest in income (loss) of consolidated subsidiaries .......           (689)            107
                                                                             ---------       ---------
Net income ............................................................      $   3,652       $  10,683
                                                                             =========       =========

Income per common share:

Basic .................................................................      $    0.15       $    0.44
                                                                             =========       =========
Diluted ...............................................................      $    0.15       $    0.41
                                                                             =========       =========

Weighted average number of common and common equivalent shares:

Basic .................................................................         24,259          24,240
                                                                             =========       =========
Diluted ...............................................................         25,872          29,968
                                                                             =========       =========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                    December 31,    December 30,
                                                                                        2000            2001
                                                                                        ----            ----
Operating activities:
   Net income ..................................................................      $  3,652       $ 10,683
   Adjustments to reconcile net income to net cash provided by operating activities:
        Minority interest in income (loss) of consolidated subsidiaries ..........        (689)           107
        Depreciation and amortization ............................................       4,548          6,082
        Amortization of discount on note payable .................................         550            310
        Gain on sale of notes receivable .........................................      (2,266)        (4,214)
        Loss on sale of property and equipment ...................................          18            127
        Provision for loan losses ................................................       3,391          3,683
        Provision for deferred income taxes ......................................       1,855          6,755
        Interest accretion on retained interests in notes receivable sold ........      (1,780)        (2,615)
        Proceeds from sales of notes receivable ..................................      58,743         58,158
        Proceeds from borrowings collateralized by notes
            receivable ...........................................................      33,651         22,734
        Payments on borrowings collateralized by notes receivable ................     (33,590)       (15,227)
   Change in operating assets and liabilities:
       Contracts receivable ......................................................      (5,227)         6,681
       Notes receivable ..........................................................     (71,018)       (76,520)
       Inventory .................................................................      19,170          3,958
       Other assets ..............................................................        (516)        (3,021)
       Accounts payable, accrued liabilities and other ...........................        (873)         1,941
                                                                                      --------       --------
Net cash provided by operating activities ........................................       9,619         19,622
                                                                                      --------       --------
Investing activities:
   Purchases of property and equipment ...........................................      (8,171)       (10,446)
   Sales of property and equipment ...............................................          34             34
   Cash received from retained interests in notes receivable sold ................       3,626          3,552
   Long-term prepayment to Bass Pro, Inc. ........................................      (9,000)            --
   Acquisition of minority interest ..............................................        (250)            --
   Investment in note receivable .................................................      (4,711)        (1,685)
   Principal payments received on investment in note receivable ..................          --          4,643
                                                                                      --------       --------
Net cash used by investing activities ............................................     (18,472)        (3,902)
                                                                                      --------       --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable .........................................................      11,121         46,548
   Payments under line-of-credit facilities and other notes payable ..............     (24,115)       (62,478)
   Payment of debt issuance costs ................................................      (1,068)        (1,485)
   Payments for treasury stock ...................................................        (572)            --
   Proceeds from exercise of employee and director stock options .................          28            156
                                                                                      --------       --------
Net cash used by financing activities ............................................     (14,606)       (17,259)
                                                                                      --------       --------
Net decrease in cash and cash equivalents ........................................     (23,459)        (1,539)
Cash and cash equivalents at beginning of period .................................      65,526         40,016
                                                                                      --------       --------
Cash and cash equivalents at end of period .......................................      42,067         38,477
Restricted cash and cash equivalents at end of period ............................     (19,862)       (24,456)
                                                                                      --------       --------
Unrestricted cash and cash equivalents at end of period ..........................    $ 22,205       $ 14,021
                                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - continued
                             (amounts in thousands)
                                   (unaudited)

                                                                          Nine Months Ended

                                                                    December 31,     December 30,
                                                                        2000             2001
                                                                        ----             ----
Supplemental schedule of non-cash operating, investing
    and financing activities

      Retained interests in notes receivable sold .............       $ 6,170          $13,694
                                                                      =======          =======

      Inventory acquired through financing ....................       $ 5,807          $    --
                                                                      =======          =======

      Property and equipment acquired through financing .......       $   891          $   353
                                                                      =======          =======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ........................       $ 5,167          $ 4,349
                                                                      =======          =======

      Contribution of land inventory by minority
          interest ............................................       $ 3,230          $    --
                                                                      =======          =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                December 30, 2001
                                   (unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bluegreen Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine- month periods ended December 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the "Company's Annual Report to Shareholders for the fiscal year ended April 1, 2001.

Organization

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the southeastern, southwestern and midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in twelve resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at two off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the nine months ended December 30, 2001, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 60% and 40%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

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

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

(in thousands, except per share data)                                 Three Months Ended            Nine Months Ended
                                                                  December 31,   December 30,   December 31,   December 30,
                                                                      2000           2001           2000           2001
                                                                ------------------------------------------------------------
Basic earnings (loss) per share - numerator:
    Net income (loss) .........................................    $ (1,361)       $  1,972       $  3,652       $ 10,683
                                                                ============================================================

  Diluted earnings (loss) per share - numerator:
    Net income (loss) - basic .................................    $ (1,361)       $  1,972       $  3,652       $ 10,683
    Effect of dilutive securities (net of tax effects) ........          --              74            221          1,529
                                                                ------------------------------------------------------------
    Net income (loss) - diluted ...............................    $ (1,361)       $  2,046       $  3,873       $ 12,212
                                                                ============================================================

Denominator:
  Denominator for basic earnings (loss) per share -
     weighted-average shares ..................................      24,193          24,297         24,259         24,240
  Effect of dilutive securities:
       Stock options ..........................................          --              10             82             26
       Convertible securities .................................          --           1,531          1,531          5,702
                                                                ------------------------------------------------------------
 Dilutive potential common shares .............................          --           1,541          1,613          5,728
                                                                ------------------------------------------------------------
 Denominator for diluted earnings (loss) per share -
  adjusted weighted-average shares and assumed
     conversions ..............................................      24,193          25,838         25,872         29,968
                                                                ============================================================
 Basic earnings (loss) per common share .......................    $  (0.06)       $   0.08       $   0.15       $   0.44
                                                                ============================================================
 Diluted earnings (loss) per common share .....................    $  (0.06)       $   0.08       $   0.15       $   0.41
                                                                ============================================================

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for the Company's fiscal year 2002 (beginning April 2, 2001). The adoption of SFAS No. 133 had no impact on the Company's results of operations and financial position during the three- and nine-month periods ended December 30, 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 had no impact on the Company's results of operations and financial position during the three- and nine-month periods ended December 30, 2001.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Issue discusses how a transferor that retains an interest in securitized financial assets should assess impairment and account for interest income. EITF Issue No. 99-20 became effective for the Company on April 2, 2001. The adoption of the Issue had no impact on the Company's results of operations and financial position during the three- and nine-month periods ended December 30, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (beginning April 1, 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase to net income of $72,000 (less than $0.01 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

In December 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to the Company's fiscal 2003 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The new statement is not expected to have a material impact on the results of operation or financial position of the Company.

Comprehensive Income (Loss)

The following table discloses the components of the Company's comprehensive income (loss) for the periods presented:

(in thousands)
                                                                Three Months Ended                 Nine Months Ended
                                                           December 31,      December 30,     December 31,     December 30,
                                                               2000              2001             2000             2001
                                                           ----------------------------------------------------------------
Net income (loss) ..................................         $(1,361)          $ 1,972          $ 3,652          $10,683
Net unrealized gains on investments
     available-for-sale, net of income taxes .......             422               980              422              980
                                                             -------           -------          -------          -------
Total comprehensive income (loss) ..................         $  (939)          $ 2,952          $ 4,074          $11,663
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

In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "Purchase Facility") with a financial institution acting as the initial purchaser (the "Initial Purchaser"). At the end of the facility term (August 13, 2002), the Initial Purchaser will attempt to securitize and sell the receivable portfolio that it purchased. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $75 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through August 13, 2002 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 1.05%, subject to the use of alternate return rates in certain circumstances. In addition, the Initial Purchaser will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

The Purchasers' obligation to purchase under the Purchase Facility will terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

On September 6, 2001, a subsidiary of the Company sold $17.0 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $14.5 million. The Company recognized a $1.1 million gain on the sale of the receivables and recorded a $3.8 million retained interest in notes receivable sold and a $139,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

On October 23, 2001, a subsidiary of the Company sold $18.3 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $15.6 million. The Company recognized a $1.3 million gain on the sale of the receivables and recorded a $4.1 million retained interest in notes receivable sold and a $186,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

On December 19, 2001, a subsidiary of the Company sold $14.5 million of timeshare receivables under the Purchase Facility. Gross proceeds from the sale of these receivables were approximately $12.3 million. The Company recognized a $919,000 gain on the sale of the receivables and recorded a $3.3 million retained interest in notes receivable sold and a $147,000 servicing asset, which is included in Other Assets on the condensed consolidated balance sheet.

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

3.   Inventory

On June 8, 2001, the Company acquired approximately 3,000 Timeshare Interests at an existing timeshare resort in Surfside, Florida. The purchase price for the inventory was $7.1 million, which was paid in cash. Renovations of the property are estimated at $5.5 million and the Company expects to complete the initial renovations during the second quarter of fiscal 2003. The Company anticipates that sales of this new inventory will commence during Fiscal 2003. The resort will be known as the Solara Surfside Resort(TM).

4.   Receivable-backed Notes Payable

During the nine months ended December 30, 2001, the Company borrowed an aggregate $22.2 million pursuant to a timeshare receivables financing warehouse facility with a financial institution (the "Loan"). The Loan was collateralized by timeshare receivables and is due, as extended, in February 2002. The Loan bears interest at LIBOR plus 3.5%, which is paid on a weekly basis. The Company has repaid approximately $12.9 million of the Loan by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables (see Note 2).

5.   Line-of-Credit Borrowings

In May 2001, the Company borrowed $10 million under its $10 million, unsecured line-of-credit with a bank (which expired on December 31, 2001) and repaid said loan in August 2001. The borrowing bore interest at LIBOR plus 2%. The proceeds were used to fund the acquisition of Timeshare Interests in Surfside, Florida (see Note 3) and for operations.

During September, October and December 2001, the Company borrowed in each instance $10 million under the aforementioned line-of-credit and repaid said loans in September, November and December 2001, respectively. The proceeds from each draw were used for operations.

On December 19, 2001, the Company obtained a new $12.5 million unsecured line-of-credit with the same bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is allowed to borrow under the line-of-credit only in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. Based on the availability on these receivable facilities as of December 30, 2001, the Company would have been able to borrow the full amount on the line-of-credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 30, 2001, there was no amount outstanding under the line; however, the Company borrowed $10 million under the line in February 2002 for use in operations.

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

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 30, 2001

           (UNAUDITED)
          (IN THOUSANDS)                                                    COMBINED       COMBINED
                                                            BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
ASSETS
    Cash and cash equivalents .........................     $  10,969       $  19,036      $   8,472      $      --       $  38,477
    Contracts receivable, net .........................            --             349         11,477             --          11,826
    Intercompany receivable ...........................       120,295              --             --       (120,295)             --
    Notes receivable, net .............................         1,763           6,604         63,855             --          72,222
    Inventory, net ....................................            --          18,434        175,591             --         194,025
    Retained interests in notes receivable
     sold .............................................            --          34,248             --             --          34,248
    Investments in subsidiaries .......................         7,730              --          3,230        (10,960)             --
    Property and equipment, net .......................         9,670           1,770         36,802             --          48,242
    Other assets ......................................         9,189           2,618         21,841             --          33,648
                                                            ---------       ---------      ---------      ---------       ---------
       Total assets ...................................     $ 159,616       $  83,059      $ 321,268      $(131,255)      $ 432,688
                                                            =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other ....................     $  10,013       $  22,223      $  12,435      $      --       $  44,671
    Intercompany payable ..............................            --           7,309        112,986       (120,295)             --
    Deferred income taxes .............................       (18,470)         21,571         23,579             --          26,680
    Lines-of-credit and receivable-backed
     notes payable ....................................         3,373           6,489         49,531             --          59,393
    10.50% senior secured notes payable ...............       110,000              --             --             --         110,000
    8.00% convertible subordinated notes
        payable to related parties ....................         6,000              --             --             --           6,000
    8.25% convertible subordinated
      debentures ......................................        34,371              --             --             --          34,371
                                                            ---------       ---------      ---------      ---------       ---------
       Total liabilities ..............................       145,287          57,592        198,531       (120,295)        281,115

    Minority interest .................................            --              --             --          2,948           2,948

Total shareholders' equity ............................        14,329          25,467        122,737        (13,908)        148,625
                                                            ---------       ---------      ---------      ---------       ---------
Total liabilities and shareholders' equity ............     $ 159,616       $  83,059      $ 321,268      $(131,255)      $ 432,688
                                                            =========       =========      =========      =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED DECEMBER 31, 2000
                                                                        ------------------------------------

                                                                               COMBINED       COMBINED
                                                                 BLUEGREEN   NON-GUARANTOR   SUBSIDIARY
                                                                CORPORATION  SUBSIDIARIES    GUARANTORS   ELIMINATIONS  CONSOLIDATED
REVENUES
    Sales ...................................................     $   (360)     $  2,682      $ 43,163      $     --      $ 45,485
    Management fee revenue ..................................        5,054            --            --        (5,054)           --
    Other resort and golf operations revenue ................           --           903         4,619            --         5,522
    Interest income .........................................          198         1,004         2,757            --         3,959
    Gain on sale of notes receivable ........................           --         2,266            --            --         2,266
    Other income (expense) ..................................           (7)           14             7            --            14
                                                                  --------      --------      --------      --------      --------
                                                                     4,885         6,869        50,546        (5,054)       57,246
COST AND EXPENSES
    Cost of sales ...........................................           --           737        15,313            --        16,050
    Cost of other resort and golf operations ................           --           449         5,831            --         6,280
    Management fees .........................................           --            --         5,054        (5,054)           --
    Selling, general and administrative expenses ............        6,901         1,847        23,664            --        32,412
    Interest expense ........................................        2,311           232         1,457            --         4,000
    Provision for loan losses ...............................           --           (64)          964            --           900
                                                                  --------      --------      --------      --------      --------
                                                                     9,212         3,201        52,283        (5,054)       59,642
                                                                  --------      --------      --------      --------      --------
    Income (loss) before income taxes .......................       (4,327)        3,668        (1,737)           --        (2,396)
    Provision (benefit) for income taxes ....................       (1,666)        1,556          (812)           --          (922)
    Minority interest in loss of consolidated
        subsidiary ..........................................           --            --            --          (113)         (113)
                                                                  --------      --------      --------      --------      --------
    Net income (loss) .......................................     $ (2,661)     $  2,112      $   (925)     $    113      $ (1,361)
                                                                  ========      ========      ========      ========      ========

                                                                        THREE MONTHS ENDED DECEMBER 31, 2001
                                                                        ------------------------------------

                                                                               COMBINED       COMBINED
                                                                 BLUEGREEN   NON-GUARANTOR   SUBSIDIARY
                                                                CORPORATION  SUBSIDIARIES    GUARANTORS   ELIMINATIONS  CONSOLIDATED
REVENUES
    Sales ...................................................     $     --      $  3,863      $ 51,422      $     --      $ 55,285
    Management fees .........................................        6,054            --            --        (6,054)           --
    Other resort and golf operations revenue ................           --           780         4,827            --         5,607
    Interest income .........................................          115         1,335         2,326            --         3,776
    Gain on sale of notes receivable .........................          --         2,185            --            --         2,185
                                                                  --------      --------      --------      --------      --------
                                                                     6,169         8,163        58,575        (6,054)       66,853
COST AND EXPENSES
    Cost of sales ...........................................           --         1,169        18,815            --        19,984
    Cost of other resort and golf operations ................           --           360         5,589            --         5,949
    Management fees .........................................           --           196         5,858        (6,054)           --
    Selling, general and administrative expenses ............        4,928         2,764        26,247            --        33,939
    Interest expense ........................................        2,079           120           833            --         3,032
    Provision for loan losses ...............................           --            40           748            --           788
    Other expense (income) ...................................          10           851          (778)           --            83
                                                                  --------      --------      --------      --------      --------
                                                                     7,017         5,500        57,312        (6,054)       63,775
                                                                  --------      --------      --------      --------      --------
    Income (loss) before income taxes .......................         (848)        2,663         1,263            --         3,078
    Provision (benefit) for income taxes ....................         (326)        1,126           385            --         1,185
    Minority interest in loss of consolidated
        subsidiary ..........................................           --            --            --           (79)          (79)
                                                                  --------      --------      --------      --------      --------
    Net income (loss) .......................................     $   (522)     $  1,537      $    878      $     79      $  1,972
                                                                  ========      ========      ========      ========      ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED DECEMBER 31, 2000
                                                                            -----------------------------------

                                                                              COMBINED       COMBINED
                                                               BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES    GUARANTORS    ELIMINATIONS  CONSOLIDATED
REVENUES
    Sales ................................................     $      --      $   6,154     $ 168,095      $      --      $ 174,249
    Management fee revenue ...............................        19,416             --            --        (19,416)            --
    Other resort and golf operations revenue .............            --          2,811        16,540             --         19,351
    Interest income ......................................           976          3,036         9,522             --         13,534
    Gain on sale of notes receivable .....................            --          2,266            --             --          2,266
    Other income (expense) ...............................            (5)            57            84             --            136
                                                               ---------      ---------     ---------      ---------      ---------
                                                                  20,387         14,324       194,241        (19,416)       209,536
COST AND EXPENSES
    Cost of sales ........................................            --          1,725        57,104             --         58,829
    Cost of other resort and golf operations .............            --          1,171        18,323             --         19,494
    Management fees ......................................            --             --        19,416        (19,416)            --
    Selling, general and administrative expenses .........        19,580          5,274        86,885             --        111,739
    Interest expense .....................................         6,193            697         4,375             --         11,265
    Provision for loan losses ............................            --             58         3,333             --          3,391
                                                               ---------      ---------     ---------      ---------      ---------
                                                                  25,773          8,925       189,436        (19,416)       204,718
                                                               ---------      ---------     ---------      ---------      ---------
    Income (loss) before income taxes ....................        (5,386)         5,399         4,805             --          4,818
    Provision (benefit) for income taxes .................        (2,074)         2,342         1,587             --          1,855
    Minority interest in loss of consolidated
        subsidiary .......................................            --             --            --           (689)          (689)
                                                               ---------      ---------     ---------      ---------      ---------
    Net income (loss) ....................................     $  (3,312)     $   3,057     $   3,218      $     689      $   3,652
                                                               =========      =========     =========      =========      =========

                                                                            NINE MONTHS ENDED DECEMBER 31, 2001
                                                                            -----------------------------------

                                                                              COMBINED       COMBINED
                                                               BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES    GUARANTORS    ELIMINATIONS  CONSOLIDATED
REVENUES
    Sales ................................................     $      --      $  14,540     $ 170,163      $      --      $ 184,703
    Management fees ......................................        20,293             --            --        (20,293)            --
    Other resort and golf operations revenue .............            --          2,600        16,584             --         19,184
    Interest income ......................................           477          3,446         7,932             --         11,855
    Gain on sale of notes receivable .....................            --          4,214            --             --          4,214
                                                               ---------      ---------     ---------      ---------      ---------
                                                                  20,770         24,800       194,679        (20,293)       219,956
COST AND EXPENSES
    Cost of sales ........................................            --          4,603        59,530             --         64,133
    Cost of other resort and golf operations .............            --          1,152        16,692             --         17,844
    Management fees ......................................            --            825        19,468        (20,293)            --
    Selling, general and administrative expenses .........        18,461          8,620        79,264             --        106,345
    Interest expense .....................................         6,252            460         3,417             --         10,129
    Provision for loan losses ............................            --            140         3,543             --          3,683
    Other expense (income) ...............................            10            775          (508)            --            277
                                                               ---------      ---------     ---------      ---------      ---------
                                                                  24,723         16,575       181,406        (20,293)       202,411
                                                               ---------      ---------     ---------      ---------      ---------
    Income (loss) before income taxes ....................        (3,953)         8,225        13,273             --         17,545
    Provision (benefit) for income taxes .................        (1,522)         3,226         5,051             --          6,755
    Minority interest in income of consolidated
        subsidiary .......................................            --             --            --            107            107
                                                               ---------      ---------     ---------      ---------      ---------
    Net income (loss) ....................................     $  (2,431)     $   4,999     $   8,222      $    (107)     $  10,683
                                                               =========      =========     =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED DECEMBER 31, 2000
                                                                           -----------------------------------

                                                                              COMBINED
                                                                                NON-        COMBINED
                                                                BLUEGREEN     GUARANTOR    SUBSIDIARY
                                                               CORPORATION   SUBSIDIARIES  GUARANTORS   ELIMINATIONS  CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ...........     $(20,001)     $  4,724      $ 24,896      $     --      $  9,619
                                                                 --------      --------      --------      --------      --------
Investing activities:
   Acquisition of minority interest ........................           --            --          (250)           --          (250)
   Investment in joint venture .............................           --            --          (323)          323            --
   Purchases of property and equipment .....................         (563)         (571)       (7,037)           --        (8,171)
   Loan to Napa Partners ...................................       (4,711)           --            --            --        (4,711)
   Sales of property and equipment .........................           --            --            34            --            34
   Cash received from investments in securities ............           --         3,626            --            --         3,626
   Long-term prepayment to Bass Pro, Inc. ..................           --            --        (9,000)           --        (9,000)
                                                                 --------      --------      --------      --------      --------
Net cash provided (used) by investing activities ...........       (5,274)        3,055       (16,576)          323       (18,472)
                                                                 --------      --------      --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit
     facilities and other notes payable ....................        6,500            --         4,621            --        11,121
  Payments under line-of-credit facilities and
     other notes payable ...................................       (5,192)       (5,483)      (13,440)           --       (24,115)
  Payment of debt issuance costs ...........................            7          (959)         (116)           --        (1,068)
  Payments for treasury stock ..............................         (572)           --            --            --          (572)
  Proceeds from issuance of membership interest in
     joint venture .........................................           --           323            --          (323)           --
  Proceeds from the exercise of employee and
     director stock options ................................           28            --            --            --            28
                                                                 --------      --------      --------      --------      --------
Net cash provided (used) by financing activities ...........          771        (6,119)       (8,935)         (323)      (14,606)
                                                                 --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash
      equivalents ..........................................      (24,504)        1,660          (615)           --       (23,459)
Cash and cash equivalents at beginning of period ...........       43,093        12,458         9,975            --        65,526
                                                                 --------      --------      --------      --------      --------
Cash and cash equivalents at end of period .................       18,589        14,118         9,360            --        42,067
Restricted cash and cash equivalents at end of period ......         (121)      (12,895)       (6,846)           --       (19,862)
                                                                 --------      --------      --------      --------      --------
Unrestricted cash and cash equivalents at end of
      period ...............................................     $ 18,468      $  1,223      $  2,514      $     --      $ 22,205
                                                                 ========      ========      ========      ========      ========

                                                                                     NINE MONTHS ENDED DECEMBER 31, 2001
                                                                                     -----------------------------------

                                                                                           COMBINED
                                                                                             NON-        COMBINED
                                                                             BLUEGREEN     GUARANTOR    SUBSIDIARY
                                                                            CORPORATION   SUBSIDIARIES  GUARANTORS    CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ........................     $ (3,095)     $  3,556      $ 19,161      $ 19,622
                                                                              --------      --------      --------      --------
Investing activities:
   Purchases of property and equipment ..................................       (1,999)       (1,104)       (7,343)      (10,446)
   Sales of property and equipment ......................................            3            --            31            34
   Cash received from retained interests in notes receivable sold .......           --         3,552            --         3,552
   Investment in note receivable ........................................       (1,685)           --            --        (1,685)
   Principal payments received on investment in note receivable .........        4,643            --            --         4,643
                                                                              --------      --------      --------      --------
Net cash provided (used) by investing activities ........................          962         2,448        (7,312)       (3,902)
                                                                              --------      --------      --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and other
     notes payable ......................................................       40,375            --         6,173        46,548
   Payments under line-of-credit facilities and other notes payable .....      (40,626)       (2,979)      (18,873)      (62,478)
   Payment of debt issuance costs .......................................          (93)       (1,114)         (278)       (1,485)
   Proceeds from the exercise of employee and director stock options ....          156            --            --           156
                                                                              --------      --------      --------      --------
Net cash used by financing activities ...................................         (188)       (4,093)      (12,978)      (17,259)
                                                                              --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ....................       (2,321)        1,911        (1,129)       (1,539)
Cash and cash equivalents at beginning of period ........................       13,290        17,125         9,601        40,016
                                                                              --------      --------      --------      --------
Cash and cash equivalents at end of period ..............................       10,969        19,036         8,472        38,477
Restricted cash and cash equivalents at end of period ...................           --       (17,459)       (6,997)      (24,456)
                                                                              --------      --------      --------      --------
Unrestricted cash and cash equivalents at end of period .................     $ 10,969      $  1,577      $  1,475      $ 14,021
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

Second, an action was filed on July 10, 1998 against two subsidiaries of the Company and various other defendants. The Company itself is not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold homesites to numerous customers. The Plaintiffs allege, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies. During fiscal 2001, the court advised the parties in open court that the Company's motion for summary judgment was granted, thus dismissing all of the Plaintiff's claims for damages, subject to the Plaintiffs' right of appeal. During February 2002, the court documented and entered this aforementioned motion for summary judgment.

On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of December 30, 2001, aggregate interest was approximately $1.4 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

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

Required disclosures for the Company's business segments are as follows (in thousands):

                                                                                        Residential
                                                                      Resorts          Land and Golf         Totals
                                                                  ------------------------------------------------
As of and for the three months ended December 31, 2000

Sales                                                                 $ 28,558           $ 16,927           $ 45,485
Other resort and golf operations revenue                                 5,055                467              5,522
Depreciation expense                                                       506                238                744
Field operating profit                                                     762                537              1,299
Inventory, net                                                          98,284             93,843            192,127

As of and for the three months ended December 30, 2001

Sales                                                                 $ 32,272           $ 23,013           $ 55,285
Other resort and golf operations revenue                                 5,009                598              5,607
Depreciation expense                                                       639                286                925
Field operating profit                                                   1,617              3,841              5,458
Inventory, net                                                          88,726            105,299            194,025

For the nine months ended December 31, 2000

Sales                                                                 $108,276           $ 65,973           $174,249
Other resort and golf operations revenue                                17,870              1,481             19,351
Depreciation expense                                                     1,360                686              2,046
Field operating profit                                                   8,361              9,229             17,590

For the nine months ended December 30, 2001

Sales                                                                 $110,846           $ 73,857           $184,703
Other resort and golf operations revenue                                17,475              1,709             19,184
Depreciation expense                                                     1,820                802              2,622
Field operating profit                                                  14,970             14,209             29,179


Field operating profit for reportable segments reconciled to consolidated income
(loss) before income taxes is as follows (in thousands):

                                                              Three Months Ended                  Nine Months Ended
                                                    ------------------------------------------------------------------
                                                       December 31,     December 30,     December 31,     December 30,
                                                           2000             2001             2000             2001
                                                    ------------------------------------------------------------------
Field operating profit for reportable segments          $  1,299         $  5,458         $ 17,590         $ 29,179
Interest income                                            3,959            3,776           13,534           11,855
Gain on sale of notes receivable                           2,266            2,185            2,266            4,214
Other income (expense)                                        14              (83)             136             (277)
Corporate general and administrative expenses             (5,034)          (4,438)         (14,052)         (13,614)
Interest expense                                          (4,000)          (3,032)         (11,265)         (10,129)
Provision for loan losses                                   (900)            (788)          (3,391)          (3,683)
                                                        --------         --------         --------         --------
Consolidated income (loss) before income taxes          $ (2,396)        $  3,078         $  4,818         $ 17,545
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

b) The imposition of additional compliance costs on the Company as the result of changes in any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation. Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company's inventories and services will adversely impact the Company's ability to make sales in any of its current or future markets at its current relative marketing cost.

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

g) A decreased willingness on the part of banks to extend direct customer homesite financing, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales.

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

General

Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, the Company does not believe that current general economic conditions have materially impacted the Company's financial position or results of operations as of and for the three- and nine-month periods ended December 30, 2001.

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

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three- or nine-month periods ended December 31, 2000 or December 30, 2001, other than to the extent that the Company continually challenges and has historically increased the sales prices of its timeshare interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

Results of Operations

(Dollars in thousands)                                                                   Residential
                                                             Resorts                    Land and Golf               Total
                                                             -------                    -------------               -----
Three Months Ended December 31, 2000
Sales                                                      $ 28,558         100%     $ 16,927         100%     $ 45,485        100%
Cost of sales                                                (6,196)        (22)       (9,854)        (58)      (16,050)       (35)
                                                           --------                  --------                  --------
Gross profit                                                 22,362          78         7,073          42        29,435         65
Other resort and golf operations revenue                      5,055          18           467           3         5,522         12
Cost of resort and golf operations                           (5,517)        (19)         (763)         (5)       (6,280)       (14)
Selling and marketing expenses                              (18,789)        (66)       (4,324)        (26)      (23,113)       (51)
Field general and administrative expenses (1)                (2,349)         (8)       (1,916)        (11)       (4,265)        (9)
                                                           --------                  --------                  --------
Field operating profit                                     $    762           3%     $    537           3%     $  1,299          3%
                                                           ========                  ========                  ========

Three Months Ended December 30, 2001
 Sales                                                     $ 32,272         100%     $ 23,013         100%     $ 55,285        100%
 Cost of sales                                               (7,638)        (24)      (12,346)        (54)      (19,984)       (36)
                                                           --------                  --------                  --------
 Gross profit                                                24,634          76        10,667          46        35,301         64
 Other resort and golf operations revenue                     5,009          16           598           3         5,607         10
 Cost of resort and golf operations                          (5,091)        (16)         (858)         (4)       (5,949)       (11)
 Selling and marketing expenses                             (20,341)        (63)       (4,350)        (19)      (24,691)       (45)
 Field general and administrative expenses (1)               (2,594)         (8)       (2,216)        (10)       (4,810)        (9)
                                                           --------                  --------                  --------
 Field operating profit                                    $  1,617           5%     $  3,841          17%     $  5,458         10%
                                                           ========                  ========                  ========


(Dollars in thousands)                                                        Residential
                                                         Resorts             Land and Golf               Total
                                                         -------             -------------               -----
Nine Months Ended December 31, 2000
Sales                                                $108,276     100%      $65,973      100%      $174,249     100%
Cost of sales                                         (23,485)    (22)      (35,344)     (54)       (58,829)    (34)
                                                      --------              --------                --------
Gross profit                                           84,791      78        30,629       46        115,420      66
Other resort and golf operations revenue               17,870      17         1,481        2         19,351      11
Cost of resort and golf operations                    (17,235)    (16)       (2,259)      (3)       (19,494)    (11)
Selling and marketing expenses                        (68,519)    (63)      (14,262)     (22)       (82,781)    (48)
Field general and administrative expenses (1)          (8,546)     (8)       (6,360)     (10)       (14,906)     (9)
                                                     ---------             ---------               ---------
Field operating profit                              $   8,361       8%     $  9,229       14%     $  17,590      10%
                                                    =========              ========               =========

Nine Months Ended December 30, 2001
Sales                                                $110,846     100%      $73,857      100%      $184,703     100%
Cost of sales                                         (25,726)    (23)      (38,407)     (52)       (64,133)    (35)
                                                      --------              --------                --------
Gross profit                                           85,120      77        35,450       48        120,570      65
Other resort and golf operations revenue               17,475      16         1,709        2         19,184      10
Cost of resort and golf operations                    (15,646)    (14)       (2,198)      (3)       (17,844)     (9)
Selling and marketing expenses                        (64,021)    (58)      (14,572)     (20)       (78,593)    (43)
Field general and administrative expenses (1)          (7,958)     (7)       (6,180)      (8)       (14,138)     (8)
                                                     ---------             ---------               ---------
Field operating profit                               $ 14,970      14%      $14,209       19%     $  29,179      16%
                                                     ========               =======               =========


(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.0 million and $4.4 million for the three months ended December 31, 2000 and December 30, 2001, respectively, and $14.1 million and $13.6 million for the nine months ended December 31, 2000 and December 30, 2001, respectively.

Sales

Consolidated sales increased 22% from $45.5 million for the three months ended December 31, 2000 (the "2001 Quarter") to $55.3 million for the three months ended December 30, 2001 (the "2002 Quarter"). Consolidated sales increased 6% from $174.2 million for the nine months ended December 31, 2000 (the "2001 Period") to $184.7 million for the nine months ended December 30, 2001 (the "2002 Period"). Both Resort Division and Residential Land and Golf Division sales increased during the 2002 Quarter and 2002 Period, as more fully discussed below.

As of December 30, 2001, approximately $4.6 million in estimated income on sales of $9.5 million was deferred under percentage-of-completion accounting. At April 1, 2001, approximately $5.3 million in estimated income on sales of $11.5 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income. The Company believes that such deferred income reflects its ability to acquire inventory, provide customers with the assurance that the projects have insurance bonds for the completion of development and pre-sell to customers prior to expending a significant portion of the projects' development costs.

Resorts Division. During the 2001 Quarter and the 2002 Quarter, the Resorts Division contributed $28.6 million or 63% and $32.3 million or 58%, respectively, of the Company's total consolidated sales. During the 2001 Period and the 2002 Period, the Resorts Division contributed $108.3 million or 62% and $110.8 million or 60%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of timeshare sales transactions and the average sales price per sale for the Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.


                                                       Three Months Ended                   Nine Months Ended
                                                       ------------------                   -----------------
                                                 December 31,      December 30,      December 31,      December 30,
                                                     2000              2001              2000              2001
                                                     ----              ----              ----              ----
Number of timeshare sales transactions               3,085              3,134           11,588            10,907
Average sales price per timeshare sale              $9,256            $10,921           $9,212           $10,560
Gross margin                                          78%                76%              78%               77%


The increase in sales during the 2002 Quarter was primarily due to $2.0 million of sales (which is net of $1.3 million in sales being deferred under the percentage-of-completion accounting method) at the Big Cedar Wilderness Club(TM), which is being developed and sold by a 51%-owned, consolidated subsidiary of the Company. Big Cedar Wilderness Club(TM) started sales in December 2000, and therefore had only nominal sales in the 2001 Quarter. Sales at the Company's resort sales offices which were operating throughout both the 2001 Quarter and the 2002 Quarter increased based on a higher average sales price per transaction due in part to a price increase in fiscal 2002 as well as the Company's ability to sell higher point-valued inventory through the Bluegreen Vacation Club(TM).

The increase in sales during the 2002 Period was primarily due to $6.6 million of sales (which is net of $2.0 million in sales being deferred under the percentage-of-completion accounting method) at the Big Cedar Wilderness Club(TM). Big Cedar Wilderness Club(TM) started sales in December 2000, and therefore had only nominal sales in the 2001 Period. Sales at the Company's resort sales offices which were operating throughout both the 2001 Period and the 2002 Period increased based on a higher average sales price per transaction due in part to a price increase in fiscal 2002 as well as the Company's ability to sell higher point-valued inventory through the Bluegreen Vacation Club(TM).

These increases were partially offset by the Company closing its offsite sales office serving the Cleveland, Ohio market in the first quarter of fiscal 2002. Sales generated by the Cleveland office during the 2001 Quarter and 2001 Period were approximately $892,000 and $6.3 million, respectively, as compared to $0 and $1.3 million during the 2002 Quarter and 2002 Period, respectively. In addition, the 2001 Quarter and 2001 Period included $837,000 and $4.4 million, respectively, of sales from the Company's offsite sales office serving the Louisville, Kentucky market with no corresponding sales during the 2002 Quarter and 2002 Period as the Louisville office was closed during fiscal 2001 due to continued operating losses.

The Resorts Division's gross margin decreased by 2%-points during the 2002 Quarter as compared to the 2001 Quarter and by 1%-point during the 2002 Period as compared to the 2001 Period. These decreases are due to the relative costs of the specific resort inventory mix being sold in the respective periods.

The cost of other resort services decreased during both the 2002 Quarter and 2002 Period as compared to the 2001 Quarter and 2001 Period, respectively, due to lower aggregate maintenance fees and developer subsidies paid by the Company to support the resort properties in which it holds timeshare interest inventories. As the Company sells timeshare interests, its relative share of the cost of maintaining the various resort properties decreases as the Company's timeshare buyers support more of the properties' upkeep through annual maintenance fee payments to the property owners' associations that are financially responsible for operating the resorts.

Selling and marketing expenses for the Resorts Division decreased as a percentage of sales for the Resorts Division from 66% to 63% during the 2001 Quarter and 2002 Quarter, respectively, and from 63% to 58% during the 2001 Period and 2002 Period, respectively. The decrease is due to the Company adopting a plan which is intended to improve the efficiencies of its marketing programs within the Resorts Division, including but not limited to fully implementing its marketing agreement with Bass Pro, Inc., a privately-held retailer of fishing, marine, hunting, camping and sports gear; improving and increasing the sales tour generation from the Company's in-house, referral and owner marketing programs; the centralization of most resort marketing operations at the Company's headquarters; the continued centralization of the Company's telemarketing operations in South Florida; the implementation of a centralized resort marketing customer relationship management system; continuing to monitor and, if necessary, eliminate marginally performing sales operations; and implementing a Company-wide initiative to reduce costs and increase efficiency in all areas. There can be no assurances that the Company's efforts in this regard will be successful or that selling and marketing expenses for the Resorts Division will not increase as a percentage of sales. Another contributing factor for the decrease in these expenses during the 2002 Period was that the selling and marketing expenses for the previously closed Louisville and Cleveland sales offices were 87% and 74%, respectively, of that office's respective sales during the 2001 Period.

Field general and administrative expenses for the Resorts Division decreased 7% during the 2002 Period as compared to the 2001 Period primarily due to closing of the Louisville and Cleveland offices and the Company's cost control efforts.

Residential Land and Golf Division. During the 2001 Quarter and the 2002 Quarter, residential land and golf sales contributed $16.9 million or 37% and $23.0 million or 42%, respectively, of the Company's total consolidated sales. During the 2001 Period and the 2002 Period, residential land and golf sales contributed $66.0 million or 38% and $73.9 million or 40%, respectively, of the Company's total consolidated sales. As noted below, the number of homesites sold decreased during the 2002 Quarter and 2002 Period as compared to the 2001 Quarter and 2001 Period, respectively. However, the increase in the Residential Land and Golf Division's sales was primarily due to the impact of the percentage-of-completion method of accounting and adjustments for sales in the rescission period, which had an aggregate positive $5.9 million impact on sales in the 2002 Quarter as opposed to a negative $1.2 million impact on sales in the 2001 Quarter and an aggregate positive $8.3 million impact on sales in the 2002 Period as opposed to a positive $2.6 million impact on sales in the 2001 Period. The timing of the recognition of sales under the percentage-of-completion method of accounting coincides with the periods when development takes place on the Company's projects as opposed to when sales are made or sales proceeds are received.

The table set forth below outlines the number of homesites sold and the average sales price per homesite for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting, rescission period adjustments and bulk sales.

                                                       Three Months Ended                   Nine Months Ended
                                                       ------------------                   -----------------
                                                  December 31,      December 30,      December 31,      December 30,
                                                     2000              2001              2000              2001
                                                     ----              ----              ----              ----
Number of homesites sold                             322                274              1,150             1,092
Average sales price per homesite                   $54,084            $62,615           $53,939           $60,028
Gross margin                                         42%                46%               46%               48%


The aggregate number of homesites sold decreased during the 2002 Quarter as compared to the 2001 Quarter and during the 2002 Period as compared to the 2001 Period due primarily to certain projects in the Company's Arizona region approaching sell-out and therefore generating fewer sales and due to projects in the Texas Hill Country area which sold out during fiscal 2001 and therefore generated no sales during the 2002 Quarter. Also, the Company generated decreased sales at two of its larger projects, specifically the Lake Ridge at Joe Pool Lake(TM) project near Dallas, Texas and the Winding River Plantation(TM) project in Bolivia, North Carolina. These decreases were partially offset by sales generated at The Preserve at Jordan Lake(TM) near Chapel Hill, North Carolina, which opened in December 2000. The project will surround an 18-hole, Davis Love III signature championship golf course. The Preserve at Jordan Lake(TM) is the Company's latest addition to its Bluegreen Golf portfolio of properties and it generated sales (before the impact of percentage-of-completion accounting) of $4.5 million and $16.4 million during the 2002 Quarter and 2002 Period, respectively.

Average sales price per homesite increased during the 2002 Quarter and 2002 Period as compared to the comparable prior year periods, primarily due to sales at The Preserve at Jordan Lake(TM), which averaged approximately $91,900 per homesite during the 2002 Period, and sales at The Waterstone(TM) project in Boerne, Texas, which began sales during the latter part of fiscal 2001 and had an average sales price per homesite sold of approximately $97,000 during the 2002 Period.

Selling and marketing expenses for the Residential Land & Golf Division decreased as a percentage of sales during the 2002 Quarter and 2002 Period as compared to the 2001 Quarter and 2001 Period, respectively, due to lower selling and marketing costs experienced at The Preserve at Jordan Lake(TM) project due to the demand for the homesites in this community and the efficiencies of marketing such a project near the burgeoning Raleigh-Durham market.

Interest Income

Interest income was $4.0 million and $3.8 million for the 2001 Quarter and 2002 Quarter, respectively and was $13.5 million and $11.9 million for the 2001 Period and 2002 Period, respectively. The Company's interest income is earned from its notes receivable, securities retained pursuant to sales of notes receivable (including REMIC transactions) and cash and cash equivalents. The decrease in the 2002 Period is due to the Company carrying a higher average note receivable balance, which generated higher interest income, during the 2001 Period as the Company did not sell any timeshare notes receivable through its timeshare receivables purchase facility until the third quarter of fiscal 2001.

Gain on Sale of Notes Receivable

The Company recognized gains on the sale of timeshare notes receivables of $2.3 million, $2.2 million, $2.3 million and $4.2 million during the 2001 Quarter, 2002 Quarter, 2001 Period and 2002 Period, respectively. The Company sold $67.4 million and $62.7 million of timeshare notes receivable during the 2002 Period and 2001 Period, respectively. Another factor that increased the gain on sale of theses receivables during the 2002 Period as compared to the 2001 Period was the decrease in commercial paper rates during the respective periods. The return earned by the parties who purchased these approximately 15% fixed-face rate receivables is based on variable commercial paper rates, so as interest rates decrease the available interest spread increases which in turn increases the value of the Company's retained interest in the receivable pools sold and hence increases the Company's gain on sale. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional discussion of the Company's note receivable sales.

Corporate General and Administrative Expenses

The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury, etc. Corporate G&A totaled $5.0 million and $4.4 million during the 2001 Quarter and 2002 Quarter, respectively, and $14.1 million and $13.6 million during the 2001 Period and 2002

Period, respectively. The decrease during the 2002 Quarter as compared to the 2001 Quarter are primarily due to decreased legal expenses and increased servicing fees received on timeshare note receivable pools sold, which are serviced by the Company's mortgage operation, to offset mortgage servicing expenses.

Interest Expense

Interest expense was $4.0 million and $3.0 million for the 2001 Quarter and 2002 Quarter, respectively, and was $11.3 million and $10.1 million for the 2001
Period and 2002 Period, respectively. Interest expense decreased due to lower outstanding balances on prior years' acquisition and development borrowings and lower interest rates on variable rate debt.

Provision for Loan Losses

The Company recorded a provision for loan losses totaling $900,000 and $788,000 during the 2001 Quarter and 2002 Quarter, respectively, and totaling $3.4 million and $3.7 million during the 2001 Period and 2002 Period, respectively.

The allowance for loan losses by division as of April 1, 2001 and December 30, 2001 was (amounts in thousands):

                                                                       Residential
                                                      Resorts           Land and
                                                      Division         Golf Division        Other             Total
                                                 --------------------------------------------------------------------
April 1, 2001
Notes receivable                                      $ 64,245           $ 9,001           $ 5,136           $ 78,382
Less:  allowance for loan losses                        (3,058)             (416)             (112)            (3,586)
                                                      --------           -------           -------           --------
Notes receivable, net                                 $ 61,187           $ 8,585           $ 5,024           $ 74,796
                                                      ========           =======           =======           ========
Allowance as a % of gross notes receivable                 4.8%              4.6%              2.2%               4.6%
                                                      ========           =======           =======           ========

December 30, 2001
Notes receivable                                      $ 67,255           $ 7,413           $ 1,887           $ 76,555
Less:  allowance for loan losses                        (3,894)             (327)             (112)            (4,333)
                                                      --------           -------           -------           --------
Notes receivable, net                                 $ 63,361           $ 7,086           $ 1,775           $ 72,222
                                                      ========           =======           =======           ========
Allowance as a % of gross notes receivable                 5.8%              4.4%              5.9%               5.7%
                                                      ========           =======           =======           ========

The allowance for loan losses for the Resorts Division has increased as a percentage of outstanding notes receivable due to an increase in the related annual default rate from 7.18% to 7.81% as of April 1, 2001 and December 30, 2001, respectively. The Company uses various analytical analyses in order to compute its allowance for loan losses, including review of delinquency rates, annual default rates, loss severity factors, etc. Management believes that its allowance for loan losses is adequate, although there can be no assurances.

Other notes receivable primarily consists of the loan to Casa Grande Cooperative Association I (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense)

Other income (expense) is a net amount, which primarily includes the amortization of timeshare receivable purchase facility up-front fees, gains and losses on the disposal of fixed assets and down payments that customers contractually forfeited upon the cancellation of a timeshare sale. The Company recognized other income of $14,000 and other expense of $83,000 during the 2001 Quarter and 2002 Quarter, respectively. The Company recognized other income of $136,000 and other expense of $277,000 during the 2001 Period and 2002 Period, respectively. The decrease during the 2002 Period as compared to the 2001 Period relates to the increased amortization of timeshare receivable purchase facility up-front fees from $490,000 to $886,000 during the 2001 Period and 2002 Period, respectively, as higher up-front fees were paid on the Company's current timeshare receivable purchase facility as compared to last year's facility.

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

Minority interest operations changed from a minority interest loss of $113,000 to a minority interest loss of $79,000 in the 2001 Quarter and 2002 Quarter, respectively, and from a minority interest loss of $689,000 to a minority interest income of $107,000 in the 2001 Period and 2002 Period, respectively. This change is primarily due to the aforementioned purchase of the minority ownership interest in BPNV during fiscal 2001, as BPNV generated losses during the 2001 Period. The minority interest income (which decreases the Company's consolidated net income) in the 2002 Period was due to the profitability of the Joint Venture.

Summary

Based on the factors discussed above, the Company's net income increased 245% from a net loss of $1.4 million to net income of $2.0 million in the 2001 Quarter and 2002 Quarter, respectively, and 193% from $3.7 million to $10.7 million in the 2001 Period and 2002 Period, respectively.

Changes in Financial Condition

Consolidated assets of the Company increased $13.0 million from April 1, 2001 to December 30, 2001. This increase is primarily due to a net $14.4 million increase in retained interests in notes receivable sold related primarily to the retained interests in the $67.4 million of timeshare receivables sold during the 2002 Period (see Note 2 of Notes to Condensed Consolidated Financial Statements). This increase was partially offset by a decrease in cash and cash equivalents of $1.5 million, more fully described on the Condensed Consolidated Statement of Cash Flows.

Consolidated liabilities increased $1.1 million from April 1, 2001 to December 30, 2001. The increase is primarily due to a $4.9 million increase in accrued liabilities related to cash held by the Company in its capacity as a mortgage servicer for the notes receivable portfolios previously sold to third parties, for which the Company retains servicing rights. This increase was partially offset by a $2.3 million decrease in accounts payable and a $687,000 decrease in income deferred under the percentage-of-completion method of accounting.

Total shareholders' equity increased $11.8 million during the 2002 Period, primarily due to net income of $10.7 million and net unrealized gains of $980,000 which were recognized on the Company's retained interests in notes receivable sold. The Company's book value per common share increased from $5.65 to $6.12 at April 1, 2001 and December 30, 2001, respectively. The debt-to-equity ratio decreased from 1.60:1 to 1.41:1 at April 1, 2001 and December 30, 2001, respectively.

Liquidity and Capital Resources

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales, (ii) down payments on homesite and timeshare sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land homesites (collectively "Receivables") and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of Receivables, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

Credit Facilities for Timeshare Receivables and Inventories

The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2002 Period, approximate 65% of sales. Having facilities for the sale and hypothecation of these timeshare receivables is critical to meet the Company's short and long-term cash needs.

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

The Purchasers' obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. Through February 11, 2002, the Company sold $69.4 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $59.0 million. The remaining amount of purchase price that can be obtained through the Purchase Facility upon the sale of additional notes receivable is approximately $19.4 million, based on the remaining facility limit as adjusted for cash already received by the Initial Purchaser on receivables previously sold (the $75 million facility limit is on a revolving basis).

The Company is constantly seeking new timeshare receivable purchase facilities to replace expiring facilities. The Company is currently considering two written term sheets and is discussing terms for new timeshare receivable purchase facilities with three different finance providers. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities; and a deterioration in the performance of the Company's timeshare notes receivable, specifically increased delinquency, default and loss severity rates. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires.

The Company has a timeshare receivables warehouse loan facility, which, as extended expires on February 16, 2002, with a financial institution (the "Warehouse Facility"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base is 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the 2002 Period, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $12.9 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under a previous timeshare receivables purchase facility with the same financial institution. The remaining balance of the Warehouse Facility, as well as any such future borrowings, will be repaid as principal and interest payments are collected on the timeshare notes receivable, but in no event later than February 16, 2002. The maximum principal amount that may be outstanding prospectively under the Warehouse Facility is $15.0 million. As of December 30, 2001, there was $10.6 million outstanding under the Warehouse Facility. The Company is currently negotiating an extension and increase of the Warehouse Facility. There can be no assurances that the Company's negotiations will be successful.

In addition, the lender under the Warehouse Facility has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1,

2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at December 30, 2001 was $11.4 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

Under an existing, $30 million, revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, the Company can also borrow up to $10 million for the pledge of timeshare receivables. See the next paragraph for further details on this facility.

Credit Facilities for Residential Land and Golf Receivables and Inventories

The Company has a $30.0 million revolving credit facility with a financial institution for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf
Division inventory borrowings and up to $10 million of the total facility available for the pledge of timeshare receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At December 30, 2001, the outstanding principal balance under this facility was approximately $4.2 million, all of which related to Residential Land and Golf Division receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

The Company has a $35.0 million revolving credit facility, which expires in March 2002, with a financial institution. The Company uses this facility to finance the acquisition and development of residential land projects and, potentially, to finance land receivables. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made, with the lender required to advance up to a specified percentage of the value of the mortgaged property and eligible pledged receivables, provided that the maximum outstanding amount secured by pledged receivables may not exceed $20.0 million. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake(TM) residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as homesites in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores(TM) project. Principal payments on these loans are effected through agreed-upon release prices as homesites in Mystic Shores(TM) are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores(TM) must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $17.6 million at December 30, 2001.

On September 24, 1999, the Company obtained two lines-of-credit with a bank for the purpose of acquiring and developing a new residential land and golf course community in New Kent County, Virginia, known as Brickshire(TM). The lines-of-credit have an aggregate borrowing capacity of approximately $15.8 million. On September 27, 1999, the Company borrowed approximately $2.0 million under one of the lines-of-credit in connection with the acquisition of the Brickshire(TM) property. During December 2000, the Company borrowed an additional $2.0 million under the lines-of-credit. The outstanding balances under the lines-of-credit bore interest at prime plus 0.5% and interest was due monthly. Principal payments were effected through agreed-upon release prices as homesites in Brickshire(TM) were sold, subject to minimum required quarterly amortization commencing on April 30, 2002. All borrowings under the lines-of-credit must be repaid by January 31, 2004. The loan was secured by the Company's residential land homesite inventory in Brickshire(TM). As of December 30, 2001, there was no balance outstanding on the lines-of-credit.

Concurrent with obtaining the Brickshire(TM) lines-of-credit discussed above, the Company also obtained from the same bank a $4.2 million line-of-credit for the purpose of developing a golf course on the Brickshire(TM) property (the "Golf Course Loan"). Through December 2001, the Company borrowed an aggregate $4.0 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments are payable in equal monthly installments of $35,000. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire(TM) golf course property. As of December 30, 2001, $3.8 million was outstanding under the Golf Course Loan.

On August 2, 2001, the Company obtained a revolving line-of-credit with a bank for the purpose of developing the Company's golf course community in Raleigh, North Carolina known as The Preserve at Jordan Lake(TM). The line-of-credit has an aggregate borrowing capacity of approximately $6.7 million. Through December 2001, the Company borrowed an aggregate $4.8 million under the line-of-credit. The outstanding balances under the lines-of-credit bear interest at prime plus 1.0% and interest is due monthly. Principal payments are effected through agreed-upon release prices as homesites in The Preserve at Jordan Lake(TM) are sold. All borrowings under the lines-of-credit must be repaid by July 30, 2003, assuming that the Company pays an additional $75,000 fee by July 30, 2002. The loan is secured by the Company's residential land homesite inventory in The Preserve at Jordan Lake (TM). As of December 30, 2001, there was $359,000 outstanding on the line-of-credit.

Over the past three years, the Company has received approximately 90% to 99% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer homesite financing. No assurances can be given that local banks will continue to provide such customer financing.

Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of residential land and golf properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through homesite releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 50%) of the homesites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Other Credit Facility

The Company has a $12.5 million unsecured line-of-credit with a bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 30, 2001, there was no amount outstanding under the line, however the Company borrowed $10 million under the line in February 2002. This line-of-credit is an important source of short-term liquidity for the Company, as it allows the Company to fund through its timeshare receivables purchase facility less frequently than it otherwise would.

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

The Company estimates that the total cash required to complete preparation for the sale of its residential land and golf and timeshare property inventory as of December 30, 2001 is approximately $262.7 million (based on current costs) with such amount expected to be incurred over a five-year period. The Company plans to fund these expenditures primarily with available capacity on existing or proposed credit facilities, receivables purchase facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that will expire in fiscal 2002 and fiscal 2003. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

The Company's credit facilities, indentures, receivables purchase facilities and other outstanding debt instruments include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and events of default or termination. No assurances can be given that such covenants will not limit the Company's ability to raise funds, satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

 Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. Subsequent to the filing of such Form 10-K, there have been no material developments with respect to such litigation, except as noted below:

As previously described in the Company's April 1, 2001 Annual Report on Form 10-K, an action was filed on July 10, 1998 against two subsidiaries of the Company and various other defendants. The Company itself was not named as a defendant. The Company's subsidiaries acquired certain real property (the "Property"). The Property was acquired subject to certain alleged oil and gas leasehold interests and rights (the "Interests") held by the plaintiffs in the action (the "Plaintiffs"). The Company's subsidiaries developed the Property and have resold homesites to numerous customers. The Plaintiffs alleged, among other things, breach of contract, slander of title and that the Company's subsidiaries and their purchasers have unlawfully trespassed on easements and otherwise violated and prevented the Plaintiffs from exploiting the Interests. The Plaintiffs claim damages in excess of $40 million, as well as punitive or exemplary damages in an amount of at least $50 million and certain other remedies. During fiscal 2001, the court advised the parties in open court that the Company's motion for summary judgment was granted, thus dismissing all of the Plaintiff's claims for damages, subject to the Plaintiffs' right of appeal. During February 2002, the court documented and entered this aforementioned motion for summary judgment.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Pursuant to a consent solicitation that expired on December 28, 2001, the Company obtained consents from a majority of the holders of its 10.5% Senior Secured Notes due April 1, 2008 (the "Notes") regarding certain proposed amendments to the Indenture for the Notes. The amendments will provide the Company with greater flexibility in the financing of its Bluegreen/Big Cedar Vacations LLC(TM) joint venture and with future securitization transactions. The amendments to the Indenture:

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         4.11 - Fourth Supplemental Indenture dated as of December 31, 2001 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008.

         10.133 - Amendment Number Two to Loan and Security Agreement dated as of November 9, 2001, by and between the Registrant and Foothill Capital Corporation.

         10.153 - Amended and Restated Loan Agreement dated December 31, 2001 by and among the Registrant, certain subsidiaries of the
                  Registrant and First Union National Bank, for the $12.5 million, unsecured, revolving line-of-credit due December 31, 2002.

         10.154 - Amended and Restated Promissory Note dated December 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $12.5 million, unsecured, revolving line-of-credit due December 31, 2002.

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BLUEGREEN CORPORATION
                                               (Registrant)


Date:  February 11, 2002              By:  /S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  February 11, 2002              By:  /S/ JOHN F. CHISTE
                                           -------------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  February 11, 2002              By:  /S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)