Form 10-K
period 2002-03-31
BLUEGREEN CORP
filed 2002-07-02
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $50,195,971 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 24, 2002 ($3.52 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 24, 2002, there were 24,385,807 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on August 22, 2002 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I                                 PAGE

Item 1.   BUSINESS..........................................................   1

Item 2.   PROPERTIES........................................................  21

Item 3.   LEGAL PROCEEDINGS.................................................  21

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  22

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.........................................................  22

Item 6.   SELECTED FINANCIAL DATA...........................................  24

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION.........................................  24

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  41

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  43

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................  80

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  80

Item 11.  EXECUTIVE COMPENSATION............................................  80


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  80

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  80

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  80

Signatures..................................................................  82

Exhibit Index ..............................................................  83

Note: The term "Bluegreen(R)" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.
          The term "Big Cedar(R)" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.

                                     PART I

Item 1. BUSINESS.

Summary

     Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. The Company's resorts business (the "Resorts Division") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at any of the Company's participating resorts. A Timeshare Interest also entitles the buyer to access over 3,700 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently develops, markets and sells Timeshare Interests in 11 resorts located in the United States and one resort located in the Caribbean. The Company also markets and sells Timeshare Interests at two off-site sales locations serving the Indianapolis, Indiana and Detroit, Michigan markets. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential lots (hereinafter referred to as "home sites") to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The Residential Land and Golf Division's strategy is to locate its projects (i) near major metropolitan centers but outside the perimeter of intense subdivision development or (ii) in popular retirement areas. The Company has focused the Residential Land and Golf Division's activities in certain core markets in which the Company has developed substantial marketing expertise and has a strong track record of success. Prior to acquiring Residential Land and Golf Division properties, the Company typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company seeks to pre-sell a significant portion of its planned home sites on such property prior to extensive capital investment as a result of the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a nominal extent, home sites sold by the Residential Land and Golf Division.

     For the purposes of this discussion, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or home sites, as the case may be, at current retail prices. No assurances can be given that actual sales will meet expectations.

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

     The Resorts Division. The Company's Resorts Division was founded in 1994 to capitalize on the growth of the timeshare industry. According to ARDA and other industry sources, timeshare industry sales grew at growth rates ranging from 14% to 17% annually during the period from 1992 through 2001. No assurances can be given that these industry growth rates will continue. The Company currently markets and sells Timeshare Interests in twelve resorts located in the Smoky Mountains of Tennessee (two resorts); Myrtle Beach (two resorts) and Charleston, South Carolina; Orlando and Surfside, Florida; Branson and Ridgedale, Missouri; Gordonsville, Virginia; Wisconsin Dells, Wisconsin and Aruba. In addition, the Company also markets and sells Timeshare Interests at two off-site sales offices. Through March 31, 2002, the Company has generated approximately 67,000 Timeshare Interests sales transactions at its resorts. As of March 31, 2002, the Company had 69,509 completed Timeshare Interests at its resorts, 8,913 Timeshare Interests under construction or development and plans to develop approximately 78,196 additional Timeshare Interests at existing resorts. Based on the foregoing, the Resorts Division's estimated remaining life-of-project sales were approximately $914 million as of March 31, 2002, based on retail prices at that date. The Company also manages 20 timeshare resorts (including ten of its own resorts) with an aggregate of approximately 87,000 members.

     The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including telemarketing mini-vacations, marketing kiosks in retail and hotel locations, targeted mailings, marketing to current owners of Timeshare Interests and referrals. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

     According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Resort Condominium International, Inc. ("RCI") or Interval International ("II"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at over 3,700 participating RCI resorts or over 1,900 participating II resorts located in over 100 countries worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company has also implemented the points-based Bluegreen Vacation Club system which permits its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Company-owned and certain participating managed resorts. At March 31, 2002, the Company's approximately 51,000 Bluegreen Vacation Club members could choose to use their points at 32 resorts in the Bluegreen system. The Company also has implemented the Bluegreen Vacation Club Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to the regular Bluegreen Vacation Club(TM) members for a one-year trial period. The Company benefits from the Sampler program by recapturing some of the costs incurred in initially marketing to prospective customers through the price of the Sampler package and having the opportunity to remarket the Company's Timeshare Interests to the Sampler customers when they use their trial memberships at the Company's resorts.

     Prior to acquiring property for resorts, the Resorts Division undertakes a full property review, including physical and environmental assessments, which is presented for approval to the Company's Investment Committee, which was established in 1990 and consists of certain key members of senior management. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. The geographic areas in which the Company currently intends to pursue the acquisition of real estate or interests in real estate for the Resorts Division are the areas in which the Resorts Division currently operates (as noted above), the northeastern and western United States and the Caribbean, although the Company may pursue acquisitions in other areas. No assurances can be given that the Company will be able to acquire property in its current target areas or be successful in its acquisitions strategy.

     The Company has historically provided financing to approximately 99% of its timeshare customers, who are required to make a downpayment of at least 10% of the Timeshare Interest sales price and who typically finance the balance of the sales price over a period of seven to ten years. As of March 31, 2002, the Company had a timeshare receivables portfolio totaling approximately $50.9 million in principal amount, with a weighted-average contractual yield of approximately 15.4% per annum. During fiscal 2002, the Company maintained a timeshare receivables warehouse facility and a separate timeshare receivables purchase facility to accelerate cash flows from the Company's timeshare receivables. The warehouse facility expired in April 2002, and the Company is currently negotiating a new combined warehouse and purchase facility. No assurances can be given that such negotiation will be successful or that the Company will obtain a new facility on favorable terms if at all. See "Liquidity and Capital Resources" for further discussion of the Company's timeshare receivable facilities and certain risks relating to such facilities.

     The Residential Land and Golf Division. The Residential Land and Golf Division is focused primarily on land and golf community projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina and Virginia. The aggregate carrying amount of Residential Land and Golf Division inventory at March 31, 2002 was $101.4 million. The Residential Land and Golf Division's estimated remaining life-of-project sales were approximately $357.6 million at March 31, 2002, based on retail prices at that date. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential home sites directly to retail customers.

     The Residential Land and Golf Division targets families seeking a quality lifestyle improvement, which is generally unavailable in traditional, intensely subdivided suburban developments. Based on the Company's experience in marketing and selling home sites to its target customers, the Company has been able to develop a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, STARS, the Residential Land and Golf Division's customer relationship management computer software system, enables the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions and track the effectiveness of its advertising and marketing programs relative to sales generated. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

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

     In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that daily-fee golf courses are an attractive amenity that increase the marketability of the Company's adjacent home sites in certain projects. The Company's first golf course, the Carolina National(TM) Golf Club ("Carolina National"), is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. The Company opened the first 18 holes of Carolina National for play in July 1998. In fiscal 2000, the Company opened an additional nine holes at Carolina National along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. In fiscal 2000, the Company began construction at Brickshire(TM), a new residential land and golf course community in New Kent County, Virginia. Brickshire opened its 18-hole golf course, designed by two-time U.S. Open Champion Curtis Strange, in fiscal 2002. In fiscal 2001, the Company began construction of an 18-hole golf course designed by PGA Champion Davis Love III adjacent to its residential land project near Chapel Hill, North Carolina, known as The Preserve at Jordan Lake(TM). The Company expects that the golf course at The Preserve at Jordan Lake will open for play in August 2002. The Company intends to expand its golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurances that the Company's strategy for this expansion will be successful.

     The Company's business involves certain risks and uncertainties and this Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Please see Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") for further discussion of these risks and uncertainties and factors that could cause the Company's actual results to differ materially from those suggested in the forward-looking statements.

     The Company's executive offices are located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431. The Company's telephone number at such address is (561) 912-8000. The Company's web site address is www.bluegreenonline.com.

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

     First introduced in Europe in the mid-1960's, Timeshare Interest ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. According to ARDA and other industry sources, timeshare industry sales grew at growth rates ranging from 14% to 17% annually during the period from 1992 through 2001. Also, the number of timeshare resorts worldwide and the number of timeshare owners grew by approximately 9% and 17%, respectively, from 2000 to 2001. No assurances can be given that such industry growth rates will continue.

     The Company believes that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry:

     o Consumer awareness of the value and benefits of Timeshare Interest ownership, including the cost savings relative to certain other lodging alternatives;

     o Flexibility of Timeshare Interest ownership due to the growth of international exchange organizations such as RCI and II and points-based vacation club systems;

     o    The quality of the timeshare resorts and their management;

     o Consumer confidence resulting from consumer protection regulation of the timeshare industry and an influx of brand name national lodging companies to the timeshare industry; and

     o    Availability of consumer financing for purchasers of Timeshare
          Interests.

     The timeshare industry traditionally has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson and Bass Hotels. Although timeshare operations currently comprise only a portion of these companies' overall operations, the Company believes that their involvement in the timeshare industry has enhanced the industry's image with the general public.

     Since the September 11th terrorist attacks, the leisure and travel industries, including the timeshare industry, have been adversely impacted by a reduction in air travel by Americans. The Company believes that it has been somewhat less affected by this adverse economic impact due to the 11 "drive-to" resort destinations in its portfolio of 12 timeshare properties. The Company believes that, in general, Americans still desire to take family vacations and that the Bluegreen Vacation Club, which consists entirely of "drive-to" resorts, is positioned to satisfy consumer demand for family vacations in the post-September 11th environment. There can be no assurances that the Company will not experience a material adverse economic effect from the current or future reductions in air and other forms of leisure travel.

     The Consumer. According to information compiled by industry sources, customers in the 40-49 year age range represented approximately 25% of all Timeshare Interest owners in the United States in 2000. Historically, the median age of a Timeshare Interest buyer at the time of purchase was 48. The median annual household income of Timeshare Interest owners in the United States in 2000 was approximately $79,000, with approximately 29% of all Timeshare Interest owners having annual household incomes greater than $100,000. The Company believes that, despite the industry's growth, Timeshare Interest ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

     Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. Under a points-based vacation club system, members purchase an annual allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. As of March 31, 2002, all of the Company's sales offices, with the exception of its La Cabana Beach and Racquet Club(TM) ("La Cabana") sales office in Aruba, were only selling Timeshare Interests within the Bluegreen Vacation Club system.

     The owners of Timeshare Interests manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of March 31, 2002, the Company managed 20 resorts (including ten of the Company's resorts) and served an owner base of approximately 87,000.

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

     Participation in Independent Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by RCI and II, the two largest timeshare exchange companies worldwide. Eleven of the Company's timeshare resorts are affiliated with RCI and have been awarded RCI's highest designation (Gold Crown), while La Cabana is affiliated with II. A Timeshare Interest owner's participation in the RCI or II exchange network allows such owner to exchange their annual Timeshare Interest for occupancy at over 3,700 participating resorts in the case of RCI and over 1,900 participating resorts in the case of II, based upon availability and the payment of a variable exchange fee. RCI and II's participating resorts are located throughout the world in over 100 countries. A member may exchange their Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. No assurances can be given that the Company's resorts will continue to qualify for participation in RCI or II, or that the Company's customers will continue to be satisfied with these networks. The failure of the Company or any of its resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

Residential Land and Golf Division

     The Residential Land and Golf Division operates within a specialized niche of the real estate industry, which focuses on the sale of residential home sites to retail customers who intend to build a home on such home sites at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, the Company believes that no other company in the United States of comparable size or financial resources currently markets and sells residential land directly to retail customers.

     Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, the Residential Land and Golf Division focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by the Company are significantly less capital intensive than those undertaken by the commercial homebuilders. See "MD&A" for a discussion of risks the Company has as a result of holding real estate inventory. The Company believes that its market is also the beneficiary of a number of trends, including the large number of people entering into the 40-55 year age bracket and the economic and population growth in certain of its primary markets.

     The Residential Land and Golf Division is also focused on the development of golf courses and related amenities as the centerpieces of certain of the Company's residential land properties. As of March 31, 2002, the Company was marketing home sites in six projects that include golf courses developed either by the Company or a third party. The Company intends to acquire and develop additional golf communities, as management believes that the demographics and marketability of such properties are consistent with the Company's overall residential land strategy. Golf communities typically are larger, multi-phase properties, which require a greater capital commitment than the Company's single-phase residential land projects. There can be no assurances that the Company will be able to successfully implement its golf community strategy.

Company Products

Timeshare Resorts

     All of the Company's resorts, with the exception of La Cabana, are part of the Bluegreen Vacation Club. Buyers of timeshare interests in the Bluegreen Vacation Club receive an annual allotment of "points" in perpetuity

(supported by an underlying deeded fixed timeshare week held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. In addition to 11 of the Company's resorts (all except La Cabana), Bluegreen Vacation Club owners can use their points to stay at 21 additional resorts not owned by the Company, primarily located in Florida. By selling points in the club, the Company has the flexibility to deed timeshare interests in its resorts at any of its sales locations, both on-site (i.e., located on a resort property) and off-site.

     Buyers of timeshare interests in La Cabana receive an ownership interest in La Cabana, which provides them the use of a vacation residence at La Cabana for a one-week period each year in perpetuity. Ownership of a timeshare interest in La Cabana is not interchangeable with ownership of a timeshare interest at one of the Company's other resorts which are part of the Bluegreen Vacation Club, or vice versa.

     Set forth below is a description of each of the Company's timeshare resorts. All units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as big screen televisions, fireplaces, Jacuzzi tubs and video game systems. Most properties offer guests a clubhouse (with an indoor and/or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages all of its resorts with the exception of La Cabana and the Big Cedar Wilderness Club(TM). La Cabana is managed by Optima Hotel Exploitatiemaatschappij N.V., an unaffiliated third party which managed the resort prior to the Company's acquisition of La Cabana's unsold Timeshare Inventory in 1997. The Big Cedar Wilderness Club resort is managed by Big Cedar(R), L.L.C., the minority owner of the Company's 51%-owned Bluegreen/Big Cedar Vacations, LLC(TM), the developer of the Big Cedar Wilderness Club.

     Please see page 8 below for additional disclosure about the individual resorts, including the number of Timeshare Interests completed, under construction and sold at each of the Company's resorts.

     MountainLoft(TM) --Gatlinburg, Tennessee. The MountainLoft Resort in Gatlinburg, Tennessee is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

     Laurel Crest(TM)--Pigeon Forge, Tennessee. Laurel Crest is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.

     Shore Crest(TM) Vacation Villas--North Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

     Harbour Lights(TM)--Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf and restaurants. The resort's Activities Center overlooks the Intracoastal Waterway.

     The Falls Village(TM) --Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort customers come from areas within an eight to ten hour drive of Branson.

     Christmas Mountain Village(TM) --Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

     Orlando's Sunshine(TM) --Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild water park and Universal Studios. During fiscal 2000, the Company completed construction on Phase II of the Orlando's Sunshine Resort, which includes 60 units, an outdoor swimming pool, hot tub and tennis courts.

     La Cabana Beach Resort & Racquet Club --Aruba. Bluegreen Properties N.V. acquired the unsold Timeshare Interest inventory of La Cabana (approximately 8,000 Timeshare Interests) in December 1997 and additional Timeshare Interests from time to time thereafter. Established in 1989, La Cabana is a 449-suite ocean front property, which offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

     Shenandoah Crossing(TM) --Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course, indoor and outdoor pools, tennis courts, horseback riding trails and a lake for swimming, fishing and boating.

     The Lodge Alley Inn(TM) --Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, living room with fireplace, dining room, jacuzzi, pine wood floors, and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

     The Big Cedar Wilderness Club --Ridgedale, Missouri. In fiscal 2001, Bluegreen/Big Cedar Vacations LLC, a joint venture between a wholly-owned subsidiary of the Company and Big Cedar, L.L.C., with 51% and 49% ownership, respectively, began developing the Big Cedar Wilderness Club, a 300-unit, wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. (The Big Cedar Lodge is owned and operated by Big Cedar, L.L.C., an affiliate of Bass Pro Shops, a privately-held retailer of fishing, marine, hunting, camping and sports gear.) The Big Cedar Wilderness Club is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas will enjoy fireplaces, private balconies, full kitchens and internet access. Planned amenities include indoor and outdoor swimming pools and hot tubs, lazy river, hiking trails, campfire area, beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis and spa.

     Solara Surfside(TM) --Surfside, Florida. In June 2001, the Company acquired the unsold Timeshare Interest inventory (approximately 6,001 Timeshare Interests, as further described in the table below) at an existing vacation ownership property located in Surfside, Florida, near Miami Beach. Solara Surfside is located directly on the beach and features one and two bedroom vacation homes. Sales of Timeshare Interests in this resort commenced in May 2002. The Company is in the process of renovating the resort's units, common areas and amenities. Such renovations are anticipated to be completed by October 2002, although there can be no assurances.

The following table sets forth additional data with respect to each of the Company's resorts:

                                          Laurel    Shore   Harbour      The      Christmas   La Cabana    Shenandoah
                             Mountain-     Crest    Crest   Lights      Falls     Mountain     Beach &      Crossing      Orlando's
                               Loft       Pigeon   Myrtle   Myrtle     Village     Village     Racquet     Farm & Club     Sunshine
                            Gatlinburg,   Forge,   Beach,   Beach,    Branson,   Wisconsin,     Club ,    Gordonsville,    Orlando,
Location                        TN          TN       SC       SC         MO       Dells, WI     Aruba          VA             FL
-----------------------------------------------------------------------------------------------------------------------------------
Date sales commenced            7/94       8/95      4/96     6/97       7/97        9/97         1/98          4/98        12/98

Number of Timeshare
Interests completed as
of March 31, 2002 (1)         14,248      12,064   12,480    4,992      3,979       2,792        8,511         2,123        3,120

Number of Timeshare
Interests under
Construction as of
March 31, 2002 (1) (2)            --          --       --       --         --         416           --            --           --

Number of additional
Timeshare Interests
Planned (1) (2)                4,680       8,840       --    8,736      9,256      12,364           --        10,400           --

Number of Timeshare
Interests in inventory at
March 31, 2002 (3)               890         781    4,004      927        276         696        3,874           402          531

Average sales price
Per transaction  (4) (5)      $7,979      $7,959   $8,588   $9,423    $10,005      $6,291       $8,001        $9,189       $7,140

Number of Timeshare
Sales transactions (5)
Through March 31, 2002        12,656       9,889   12,402    5,778      4,767       4,162        5,819         1,991        4,968

                                The       Big Cedar
                               Lodge      Wilderness    Solara
                             Alley Inn     Club (6)    Surfside
                            Charleston,   Ridgedale,   Surfside,
Location                        SC            MO          FL
-----------------------------------------------------------------
Date sales commenced            2/99         11/00        5/02

Number of Timeshare
Interests completed as
of March 31, 2002 (1)          4,680           520          --

Number of Timeshare
Interests under
Construction as of
March 31, 2002 (1) (2)            --         2,496       6,001

Number of additional
Timeshare Interests
Planned (1) (2)                   --        23,920          --

Number of Timeshare
Interests in inventory at
March 31, 2002 (3)             1,868         1,617       6,001

Average sales price
Per transaction  (4) (5)      $9,596       $13,196          --

Number of Timeshare
Sales transactions (5)
Through March 31, 2002         3,405           929          --

(1) The number of Timeshare Interests completed, under construction or planned are intended to be sold in 52 weekly intervals per vacation home for the Company's Shore Crest, Harbour Lights, Orlando's Sunshine, La Cabana and Lodge Alley Inn resorts. The amounts for the remaining resorts include some vacation homes that can be subdivided and sold either as two smaller vacation homes ("lock-out units") or, as in the case of the Solara Surfside resort, as two timeshare interests per week (Monday through Thursday and Friday through Sunday), each of which consists of 104 timeshare interests per vacation home.

(2) There can be no assurances that the Company will have the resource, or will decide, to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(3) The number of Timeshare Interests in inventory at March 31, 2002 reflects the number of Timeshare Interests completed or under construction that are currently available for sale. In addition to full Timeshare Interests, as defined elsewhere herein, the Company also sells biennial Timeshare Interests, which entitle the buyer of points in the Bluegreen Vacation Club with the use of those points every other year. Biennial Timeshare Interests held in the Company's inventory are counted as 1/2 of a Timeshare Interest for the purposes of this disclosure.

(4) The average sales price per transaction is for sales during the year ended March 31, 2002.

(5) The Company reacquires previously-sold Timeshare Interests in its resorts in various transactions including foreclosures, deedback in lieu of foreclosure and equity trade-ins of one Timeshare Interest towards the purchase of a higher priced Timeshare Interest, subject to the Company's policies and applicable laws and regulations. The Company sells reacquired Timeshare Interests through its sales outlets at then-current retail prices. For the purposes of this disclosure, each sale, including the sale of a reacquired or a biennial Timeshare Interest, is counted as one timeshare sales transaction. Also, the sales price on a transaction with an equity trade-in is accounted for net of the equity trade-in allowance granted the customer.

(6) Bluegreen/Big Cedar LLC, in which the Company owns a 51% interest, is developing The Big Cedar Wilderness Club.

     The Company believes that each of its resorts is adequately covered by property and casualty insurance, in the case of the Company's completed resorts, and builder's risk insurance, in the case of resorts that are under construction. In addition, the Company, or general contractors hired by the Company, as applicable, purchase performance bonds if required by the local jurisdictions in which the Company develops its resorts.

Certain Residential Land and Golf Division Projects

     Set forth below is a description of the six largest projects currently marketed by the Residential Land and Golf Division, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented approximately 78.8% of the Residential Land and Golf Division's estimated remaining life-of-project sales at March 31, 2002.

     Mystic Shores(TM) --Canyon Lake, Texas. The Company acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, the Company purchased an additional 435 acres for $2.7 million. The project includes approximately 2,400 home sites, ranging in size from one to twenty acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property will also feature a junior Olympic swimming pool, bathhouse, open-air pavilion, picnic area and boat ramps. General improvements on home sites at Mystic Shores performed by the Company include, in most cases, water and lot clearing, while some sections of the project also include underground electric and telephone utilities. Aggregate development costs through March 31, 2002 were

$17.6 million, with projected remaining expenditures to complete development at the project of $25.6 million. The Company began selling home sites in March 2000, with aggregate sales of $33.1 million through March 31, 2002. Estimated remaining life-of-project sales were approximately $95.1 million as of March 31, 2002, based on retail selling prices as of that date. As of March 31, 2002, the Company had sold 474 home sites at this project and had a total of 1,899 home sites remaining available for sale.

     Lake Ridge at Joe Pool Lake(TM) -- Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, the Company acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154-acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The existing acreage will yield approximately 2,800 home sites, with most home sites ranging in size from 1/4 to five acres. General improvements on the home sites at Lake Ridge performed by the Company include, in most cases, water, sewer, electric, telephone and cable television utilities as well as lot clearing. The Company began selling home sites in April 1994 and aggregate sales through March 31, 2002 were $98.2 million. Aggregate development costs through March 31, 2002 were $30.0 million and the Company anticipates that the remaining capital expenditures to complete development at the project will be $21.0 million. Estimated remaining life-of-project sales for this project were approximately $80.2 million as of March 31, 2002, based on retail selling prices as of that date. As of March 31, 2002, the Company had sold 1,469 home sites at this project and had a total of 1,342 home sites remaining available for sale.

     Brickshire -- New Kent, Virginia. The Company acquired 1,135 acres located 20 miles from Williamsburg and Richmond, Virginia, in September 1999 for $4.4 million. The property will consist of approximately 1,135 home sites, ranging in size from 1/4 to 2.5 acres, and features an 18-hole golf course designed by U.S. Open champion Curtis Strange. The property will also offer residents a community club and pool, tennis courts and scenic walking trails. General improvements on the home sites at Brickshire performed by the Company include, in most cases, water and sewer utilities. Aggregate development costs through March 31, 2002 were $16.1 million, with projected remaining expenditures of $14.0 million. The Company began selling home sites in December 1999, with aggregate sales of $19.8 million through March 31, 2002. Estimated remaining life-of-project sales were approximately $47.5 million as of March 31, 2002, based on retail selling prices as of that date. As of March 31, 2002, the Company had sold 335 home sites at this project and had a total of 800 home sites remaining available for sale.

     Mountain Lakes Ranch(TM) -- Bluffdale, Texas. The Company acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. The Company anticipates that the property will yield approximately 1,290 home sites ranging in size from one to five acres, including both lakefront and waterview parcels. General improvements on the home sites at Mountain Lakes Ranch performed by the Company include, in most cases, water, electric and telephone utilities. The Company began selling home sites in March 2000, with aggregate sales of $15.9 million through March 31, 2002. Aggregate development costs through March 31, 2002 were $18.0 million and the Company anticipates that future capital expenditures to complete development at the project will be $3.8 million. Estimated life-of-project sales for Mountain Lakes Ranch were $23.3 million as of March 31, 2002, based on retail prices at that date. As of March 31, 2002, the Company had sold 483 home sites at this project and had a total of 806 home sites remaining available for sale.

     Ridge Lake Shores(TM) -- Magnolia, Texas. In February 2001, the Company acquired 1,152 acres located approximately 25 minutes drive from Houston, Texas for $3.2 million. This property is anticipated to include approximately 700 home sites, ranging in size from one to four acres, and will feature two private fishing lakes, boat ramps, open-air pavilions, bathhouses, playgrounds and a beach area. General improvements to the home sites in Ridge Lake Shores performed by the Company include, in most cases, water and lot clearing, while some sections of the project have electric, cable, telephone and/or gas utilities. The Company began selling home sites in May 2001, with aggregate sales of $5.1 million through March 31, 2002. Aggregate development costs through March 31, 2002 were $3.7 million and the Company anticipates that future capital expenditures to complete development at the project will be $7.1 million. Estimated life-of-project sales for Ridge Lake Shores were $20.4 million as of March 31, 2002, based on retail prices at that date. As of March 31, 2002, the Company had sold 154 home sites at this project and had a total of 548 home sites remaining available for sale.

     The Preserve at Jordan Lake - Pittsboro, North Carolina. The Company acquired approximately 600 acres located in Pittsboro, North Carolina (near Chapel Hill, North Carolina) for $4.2 million in fiscal 2001. The project will be the site of a championship daily-fee golf course which has been designed by PGA Champion Davis Love III. The project will also include a swimming pool, a fitness center, a recreation field and tennis courts. The Company anticipates that the project will consist of a total of approximately 516 home sites, which range in size from approximately 1/3 acre to one acre. The Company began selling home sites in December 2000, and aggregate sales through March 31, 2002 were $32.6 million. Aggregate development costs (net of costs capitalized separately in the golf course) through March 31, 2002 were $12.1 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $4.4 million. Estimated remaining life-of-project sales for this project were approximately $15.2 million as of March 31, 2002, based on retail selling prices as of that date. As of March 31, 2002, the Company had sold 351 home sites at this project and had a total of 165 home sites remaining available for sale.

     The Company believes that each of its residential land and golf projects is adequately covered by builder's risk insurance during the construction period and property and casualty insurance for home sites that are held in the Company's inventory prior to sale to consumers. Once a home site is sold, the consumer assumes the risk of loss on such home site. In addition, the applicable property owners' association bears the risk of loss on any common amenities at each project.

     The Company also purchases performance bonds on each of its projects, to provide assurance to home site buyers that construction of the project will be completed. The Company believes that its ability to obtain such performance bonds assist the Company in its pre-construction sales efforts.

Acquisition of Timeshare and Residential Land and Golf Inventory

     In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land and golf inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee currently consists of George F. Donovan, President and Chief Executive Officer; John F. Chiste, Senior Vice President, Treasurer and Chief Financial Officer; Daniel C. Koscher, Senior Vice President--President, Residential Land and Golf Division; Mark T. Ryall, Senior Vice President and Chief Information Officer and Randi S. Tompkins, Vice President, Director of Corporate Legal Affairs. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and anticipated gross profit margins.

     Please see "Liquidity and Capital Resources", below, for discussion of the Company's methods and available resources for financing acquisition and development efforts for its timeshare and land projects.

Resorts Division

     The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. Prior to acquiring property for future resorts, the Resorts Division undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) anticipated supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's potential growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) uniqueness of location and demand for the location by existing Bluegreen Vacation Club owners and (v) barriers to entry that would limit competition.

     The Company intends to continue to pursue growth by expanding or supplementing the Company's existing resorts operations through acquisitions in destinations that the Company believes will complement such existing operations. Acquisitions the Company may consider include acquiring additional Timeshare Interest inventory, operating companies, management contracts, Timeshare Interest mortgage portfolios and properties or other timeshare-related assets that may be integrated into the Company's operations. The geographic areas in which the Company currently intends to pursue the acquisition of real estate or interests in real estate for the Resorts Division are the areas in which the Resorts Division currently operates (as noted above), the northeastern and western United States and the Caribbean, although the Company may pursue acquisitions in other areas. No assurances can be given that the Company will be successful in its acquisition strategy.

Residential Land and Golf Division

     The Residential Land and Golf Division, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that (i) is located near a major population center but outside the perimeter of intense subdivision development or in popular retirement areas, (ii) is suitable for subdivision,

(iii) has attractive topographical features, (iv) for certain projects, could accommodate a golf course and related amenities and (v) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into parcels typically ranging in size from 1/4 acre to twenty acres. During fiscal 2002, the Company acquired 1,280 acres in one transaction for a total purchase price of approximately $1.2 million or $938 per acre. During fiscal 2001, the Company acquired 4,879 acres in five separate transactions for a total purchase price of $15.2 million, or $3,114 per acre. During fiscal 2000, the Company acquired 11,340 acres in seven separate transactions for a total purchase price of approximately $40.1 million or $3,537 per acre.

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

     The Residential Land and Golf Division has several specialists who assist regional management in locating inventory for acquisition. The Company has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, sometimes before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. In addition, prior to acquiring property in new areas, the Company will conduct test marketing for a prospective project prior to entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory that meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial position. See "MD&A".

     Once a desirable property is identified, the Company completes its initial due diligence procedures and enters into a purchase agreement with the seller to acquire the property. It is generally the Company's policy to advance only a small downpayment of 1%-3% of the purchase price upon signing the purchase agreement and to limit the liquidated damages associated with such purchase agreement to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until regulatory approvals for the subdivision and sale of at least the initial phase of the project have been obtained. While local approvals are being sought, the Company typically engages in pre-marketing techniques and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempts to pre-sell parcels, subject to closing its purchase of the property. When the necessary regulatory approvals have been received, the closing on the property occurs and the Company obtains title to the property. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled historically.

     By requiring, in most cases, that regulatory approvals be obtained prior to closing and by making small downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps the Residential Land and Golf Division to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding such properties and
(iii) the risk of acquiring properties that may not be suitable for sale. In certain circumstances, however, the Company has acquired properties and strategically held such projects until their prime marketing seasons. Please see "MD&A" and the discussion of risks related to holding real estate inventory.

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

Marketing and Sale of Inventory

Resorts Division

     The Resorts Division uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including telemarketing mini-vacations, placing marketing kiosks in retail locations, acquiring the right to market to prospective purchasers from third-party vendors, marketing to current owners of Timeshare Interests and encouraging referrals. The Resorts Division provides hotel accommodations to prospective purchasers at reduced rates in exchange for their touring one of the Company's timeshare resorts. To support its marketing and sales efforts, the Company has developed and continues to enhance its customer relationship management computer software system to track its timeshare marketing and sales programs. Management believes that, as the Resort Division's timeshare operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities. In June 2000, the Company entered into an exclusive marketing agreement with Big Cedar Lodge and Bass Pro, Inc. ("Bass Pro") of Springfield, Missouri. Under the terms of the 10-year agreement, which expires in June 2010, the Company will market the Bluegreen Vacation Club product to Bass Pro's estimated 30 million annual retail customers and 34 million catalog subscribers. The Company now markets discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Each mini-vacation package requires the buyer to participate in a sales presentation at either a Bluegreen Vacation Club sales office or the Big Cedar Wilderness Club sales office. Bluegreen also has an exclusive timeshare marketing presence on Bass Pro's web site, which is linked to the Company's web site. The Company believes that this arrangement will result in more effective and cost-efficient marketing for the Resorts Division, although there can be no assurances that such effectiveness and efficiency will be achieved. Pursuant to the marketing agreement with Bass Pro, the Company has the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently fourteen stores), in Bass Pro's catalogs and on its web site. The Company also has access to Bass Pro's customer mailing lists. In exchange for these services, the Company agreed to pay Bass Pro a commission of either 3.5% or 7.0%, depending on certain circumstances, on each sale of a Timeshare Interest, net of cancellations and defaults, that is made as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Big Cedar Wilderness Club sales office, as this sales office is part of a joint venture between an affiliate of Bass Pro, Big Cedar L.L.C., and the Company (the "Joint Venture").

     On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment") in connection with the aforementioned marketing agreement. The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized.

     The marketing agreement expires on the earlier of: (i) June 16, 2010 or
(ii) such time as ninety percent (90%) of the Joint Venture's proposed Timeshare Interests have been sold and conveyed.

     Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During fiscal 2002, total advertising expense for the Resorts Division was $42.6 million or 29.6% of the division's $144.2 million in sales. During fiscal 2001, total advertising expense for the Resorts Division was $46.0 million or approximately 32.7% of the division's $141.0 million in sales. See MD&A for a discussion of the Company's sales, general and administrative expenses.

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

     In addition to sales offices located at its resorts, the Company also operates two off-site sales offices serving the Indianapolis, Indiana and Detroit, Michigan markets. The Company closed its off-site sales offices serving the Cleveland, Ohio and Louisville, Kentucky markets during fiscal 2002 and 2001, respectively, due to low operating margins being generated by the sites. These off-site sales offices market and sell Timeshare Interests in the Bluegreen Vacation Club, and allow the Company to bring its products to markets with favorable demographics and low competition for prospective buyers. During fiscal 2002, the Indianapolis and Detroit sales offices generated an aggregate $16.7 million and $2.9 million in sales and field operating profit, respectively. The Company continues to evaluate its ongoing utilization of off-site sales operations and may elect to open new locations and/or close existing locations in the future.

     The Company believes that the attractiveness of Timeshare Interest ownership has been enhanced significantly by the Bluegreen Vacation Club program and the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interests in a particular year, for an occupancy right at another participating network resort at either the same or a different time. La Cabana is affiliated with the timeshare exchange network operated by II, while the Company's eleven other resorts are affiliated with RCI's timeshare exchange network. If the Company's resorts cease to qualify for the exchange networks or such networks cease to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

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

     The most widely used marketing technique by the Residential Land Division is advertising in major newspapers in metropolitan areas located within a one to three hour drive from the property and local newspapers. In addition, the Company uses its customer relationship management system, which enables the Company to quickly compile information on the previously identified prospects who the Company believes are most likely to be interested in a particular project. The Residential Land and Golf Division also conducts direct mail campaigns to market property through the use of brochures describing available parcels, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The Company estimates that the conversion ratio of sales to prospects receiving on-site sales presentations has historically been approximately 20%. A sales representative who is knowledgeable about the property answers each inquiry generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determines whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During fiscal 2002, the Residential Land and Golf Division incurred $8.0 million in advertising expense, or 8.3% of such division's $96.4 million in sales. During fiscal 2001, the Residential Land and Golf Division incurred $8.6 million in advertising expense, or approximately 9.6% of such division's $88.9 million in sales.

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

     For further information on sales and other financial information (including industry segment information) attributable to the Residential Land and Golf Division, please see "MD&A" and the Company's consolidated financial statements and the related Notes.

Customer Financing

General

     During fiscal 2002, fiscal 2001 and fiscal 2000, the Company financed 62%, 62% and 52%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and residential land to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since fiscal 2000 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 60%, 61% and 55% of consolidated sales during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Approximately 99% of all purchasers of Timeshare Interests finance with the Company (compared to approximately 2% of residential land purchasers in fiscal 2002). In recent years, the percentage of residential land customers who utilized the Company's financing has declined materially due to, among other things, an increased willingness on the part of local banks to extend direct lot financing to purchasers.

     The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of residential land and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

     The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during fiscal 2002, fiscal 2001 and fiscal 2000, provided for terms of seven or ten years and a fixed interest rate. In connection with the Company's Timeshare Interest sales within the Bluegreen Vacation Club system, the Company delivers the deed on behalf of the purchasers to the trustee of the Bluegreen Vacation Club and secures repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. Prior to the Company converting its sales operations to sell the Bluegreen Vacation Club, the Company and the purchaser of a fixed-week Timeshare Interest executed a contract for deed agreement. After the contract for deed obligation is paid in full, the Company delivers a deed to the purchaser. The Company does not believe that the transfer to a note and mortgage system has had or will have a material adverse effect on its servicing operations or financial results, although no assurances can be given.

     The Company also offers financing of up to 90% of the purchase price of all parcels sold under the Residential Land and Golf Division to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 15 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. An average note receivable underwritten by the Company during fiscal 2002, fiscal 2001 and fiscal 2000 has a term of ten years. Most notes receivable bear interest at a fixed interest rate and are secured by a first lien on the land.

     The weighted-average interest rate on the Company's notes receivable by division was as follows:

                                                         As of
                                        ---------------------------------------
          Division                         March 31, 2002      April 1, 2001
          --------                         --------------      -------------

          Resorts                              15.4%               15.7%
          Residential Land & Golf              11.1%               12.1%
          Consolidated                         14.7%               15.2%

     Please see `Sale of Receivables/Pledging of Receivables', below, for information regarding the Company's receivable financing activities.

Loan Underwriting

     Resorts Division. Consistent with industry practice, the Company's Timeshare Interest financing is not subject to extensive loan underwriting criteria. Currently, customer financing on sales of Timeshare Interests requires
(i) receipt of a minimum downpayment of 10% of the purchase price, (ii) a note and mortgage and (iii) other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. During fiscal 2002, 68% of the Company's timeshare notes receivable generated were being serviced through the Company's pre-authorized payment plan.

     Residential Land and Golf Division. The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its residential land loan portfolio. The loan underwriting process undertaken by the Company's credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting review is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through one or more credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant, as applicable.

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

Collection Policies

     Resorts Division. Prior to fiscal 1999, the Company's timeshare receivables were documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning the Resorts Division are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, telephone contact commences with the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 15 days delinquent. After an account is 30 days delinquent, the Company typically sends a third letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser.

     In connection with its points-based Bluegreen Vacation Club system, in fiscal 1999 the Company converted to a note and mortgage arrangement. In addition to the 10, 15 and 30 day collection correspondence outlined above, at 60 days delinquent, a lock-out letter is sent to the Bluegreen Vacation Club customer prohibiting such customer from making a reservation for lodging at a resort property. If the default continues, at 90 days delinquent, a Notice of Intent to Cancel Membership is mailed. This informs the customer that unless the default is cured within 30 days, membership in the Bluegreen Vacation Club will be terminated. If the default is not cured, a Termination Letter is sent, typically at 120 days. At such time, the Timeshare Interest can be resold to a new purchaser.

     Residential Land and Golf Division. Collection efforts and delinquency information concerning the Residential Land and Golf Division are also managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company contacts the customer by telephone. Attempts are then made to contact the customer via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is reached or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company typically declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

     Loan Loss Reserves. The reserve for loan losses as a percentage of outstanding notes receivable was approximately 7% and 5% at March 31, 2002 and April 1, 2001, respectively. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, estimated value of the underlying collateral, present and expected economic conditions as well as the quality of the receivables. (See "MD&A" for further discussion of the Company's provision for loan losses.) During the years ended March 31, 2002, April 1, 2001 and April 2, 2000, the annual default rates on resorts and residential land receivables owned or serviced by the Company were as follows:

                                                Year Ended
                                -------------------------------------------
                                   March 31,      April 1,      April 2,
          Division                    2002          2001          2000
          --------                    ----          ----          ----

          Resorts                     8.1%          7.1%          7.4%
          Residential Land            2.0%          2.6%          2.4%

Sales of Receivables/Pledging of Receivables

     During the years ended March 31, 2002, April 1, 2001 and April 2, 2000, all of the Company's notes receivable sold and the majority of the Company's notes receivable pledged consisted of notes receivable generated by the Resorts Division.

     Since 1986, the Company has sold or pledged a significant amount of its receivables, generally retaining the right and obligation to service such receivables. In the case of residential land and golf receivables, the Company historically transferred the receivables to a special purpose finance subsidiary, once a sufficient pool of receivables was generated, and the subsidiary in turn entered into a receivables securitization. The receivables were typically sold by such subsidiary with limited or no recourse. In the case of receivables pledged to a financial institution, the Company generally must maintain a debt to eligible collateral rate (based on outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

     Although private placement REMIC financings of land receivables provided substantial capital resources to the Company during the early to mid-1990's, the Company has not completed a REMIC financing since December 1996, due to the decrease in land sales financed by the Company. Under the terms of these transactions, the receivables are sold to a REMIC trust and the Company has no obligation to repurchase the receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the receivables in the event that there is any material defect in the loan documentation and related representations and warranties as of the time of sale.

     Since fiscal 1999, the Company has maintained timeshare receivables purchase facilities with financial institutions. Under the current purchase facility (the "Purchase Facility") and through June 24, 2002, a special purpose finance subsidiary of the Company had sold $83.2 million aggregate principal amount of timeshare receivables in securitization transactions to Credit Suisse First Boston ("CSFB") and $26.0 million to ING Capital, LLC ("ING"), an affiliate of ING Bank NV. ING acquired the Purchase Facility from CSFB in April 2002. Receivables are sold under the Purchase Facility without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee. Subject to its terms, the Purchase Facility will allow the Company to sell up to an additional $41.2 million aggregate principal amount of timeshare receivables, on a revolving basis, through April 2003. See "Liquidity and Capital Resources" for further discussion of the Purchase Facility. The Company is currently negotiating a new timeshare receivables purchase facility with another financial institution. There can be no assurances that the Company's negotiations will result in the Company obtaining the new facility on acceptable terms to the Company, if at all. The Company's liquidity and financial condition could be materially adversely affected if it were not able to sell a material portion of the receivables it generates under its current or one or more future facilities. In obtaining such facilities, the Company is subject to factors impacting the securitization markets generally and to factors affecting the sale of timeshare receivables in particular, including the performance of the Company's receivables.

     For a further discussion of the terms of the Purchase Facility and the Company's existing receivables warehouse and hypothecation facilities please see "Liquidity and Capital Resources" under Item 7, below.

Receivables Servicing

     Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in the Bluegreen Vacation Club in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees for a given pool of receivables are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to substantially all of the receivables it sells through REMICs and all of the receivables sold under the any of the Company's timeshare receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. The Company typically receives an annual servicing fee ranging from approximately .5% to 2.0% of the principal balance of the loans serviced. During the years ended March 31, 2002, April 1, 2001 and April 2, 2000, the Company recognized aggregate servicing fee income of $2.7 million, $1.9 million and $1.1 million, respectively.

Regulation

     The timeshare and real estate industries are subject to extensive and complex regulation. The Company is subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Timeshare Interests and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. The Company is also subject to various foreign laws with respect to La Cabana. In addition, there can be no assurance that in the future, Timeshare Interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on the Company. The Company believes that it is in compliance in all material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with applicable law, including those discussed below in this section. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company.

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

     During the years ended March 31, 2002 and April 1, 2001, approximately 17% and 22%, respectively, of the Company's timeshare sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 21% and 15% of the Company's timeshare sales during the years ended March 31, 2002 and April 1, 2001, respectively, were generated by marketing to prospective purchasers obtained from third-party timeshare prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations including requiring the adherence to state "do not call" lists. In addition, it is anticipated that the Federal Trade Commission will implement national "do not call" legislation in the near future. The Company believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques, whereby prospective purchasers have directly or indirectly granted the Company permission to contact them in the future, and through its exclusive marketing agreement with Bass Pro. The Company has implemented procedures which it believes will help ensure that individuals who have formally requested to their state regulators that they be placed on a "do not call" list are not contacted through one of its inhouse or third-party contracted telemarketing operations, although there can be no assurances that such procedures are 100% effective in ensuring regulatory compliance. Through March 31, 2002, the Company has not been subject to any material fines or penalties as a result of its telemarketing operations. There can be no assurances that the Company will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that the Company will be able to develop alternative sources of prospective purchasers of its timeshare products at acceptable costs.

     Other than as described above, management is not aware of any pending regulatory contingencies that are expected to have a material adverse impact on the Company.

Competition

     The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. The Resorts Division competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson, Bass Hotels and Cendant Corporation. The Company also competes with numerous other smaller owners and operators of timeshare resorts. In addition to competing for sales leads and prospects, the Company competes with other timeshare developers for sales personnel. The Company believes that each of its timeshare resorts face the same general competitive conditions. Although, as noted above, the Resorts Division competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's Timeshare Interests and its results of operations.

     The Residential Land and Golf Division competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of residential lots. Competition may be generally smaller with respect to the Company's residential lot sales in the more rural markets in which it operates. The Company believes that each of its residential land and golf projects faces the same general competitive conditions. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale.

     The Company's golf courses face competition for business from other operators of daily fee and, to a lesser extent, private golf courses within the local markets that the Company operates. Competition in these markets affects the rates that the Company charges per round of golf, the level of maintenance on the golf courses and the types of additional amenities available to golfers, such as food and beverage operations. The Company does not believe that such competitive factors have a material adverse impact on its results of operations or financial position.

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

Personnel

     As of March 31, 2002, the Company had 2,266 employees. Of the 2,266 employees, 284 were located at the Company's headquarters in Boca Raton, Florida, and 1,982 in regional field offices throughout the United States, Aruba and Canada (the field personnel include 278 field employees supporting the Company's Residential Land and Golf Division and 1,704 field employees supporting the Company's Resorts Division). Only the Company's employees in Aruba are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are excellent.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of June 1, 2002.

        Name            Age                    Position
George F. Donovan       63     President and Chief Executive Officer
John F. Chiste          46     Senior Vice President, Chief Financial Officer and Treasurer
Daniel C. Koscher       44     Senior Vice President - President, Land & Golf Division
John M. Maloney, Jr.    40     Senior Vice President - President, Resorts Division
Mark T. Ryall           42     Senior Vice President and Chief Information Officer
Allan J. Herz           42     Vice President and Director of Mortgage Operations
Susan J. Milanese       43     Vice President and Director of Human Resources
Anthony M. Puleo        34     Vice President and Chief Accounting Officer
Randi S. Tompkins       41     Vice President, Director of Corporate Legal Affairs and Clerk

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

Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1997, he became Senior Vice President - President, Residential Land and Golf Division. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

John M. Maloney, Jr. joined the Company in May 2001 as Senior Vice President, Resorts Division, Operations and Business Development. In May 2002, Mr. Maloney was named Senior Vice President of the Company and President of the Resorts Division. From 1997 to 2000 Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp. From 1994 to 1997, Mr. Maloney held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales Marketing for the South Florida area. Mr. Maloney holds a bachelors degree in Economics.

Mark T. Ryall joined the Company in October 2000 as Chief Information Officer. In November 2000, Mr. Ryall was also named Senior Vice President. From 1997 through 2000, Mr. Ryall was Vice President and Chief Information Officer at AHL Services, Inc., a publicly held provider of outsourcing solutions based in Atlanta, Georgia. From 1990 to 1997, Mr. Ryall served as Group Project Manager, Management Information Systems, at Ryder System, Inc., a publicly held provider of logistics, supply chain and transportation management solutions worldwide, based in Miami, Florida. From 1983 through 1990, Mr. Ryall held various positions with Andersen Consulting, an international technology-consulting firm now known as Accenture. Mr. Ryall holds a B.S.B.A. in Financial Management and an M.B.A.

Allan J. Herz joined the Company in 1992 and was named Director of Mortgage Operations in September 1992. Mr. Herz was also elected Vice President in 1993. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10-year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and an M.B.A.

Susan J. Milanese joined the Company in 1988. During her tenure, she has held various management positions in the Company including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds a B.B.A. in Accounting.

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

Randi S. Tompkins joined the Company in 1998 as Assistant Director of Legal Affairs and was elected Vice President and Director of Corporate Legal Affairs and Clerk in 2002. From March 1995 to October 1998, Ms. Tompkins was a sole practitioner attorney, specializing in commercial transactions and commercial and residential real estate matters. Concurrent with her law practice, Ms. Tompkins owned and operated a real estate title insurance company. From 1989 to 1994, Ms. Tompkins was an attorney with the law firm of Michael S. Weiner and Associates. Ms. Tompkins holds a B.A. in American Studies along with a J.D.

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

Item 2. PROPERTIES.

     The Company's principal executive office is located in Boca Raton, Florida in approximately 74,000 square feet of leased space. On March 31, 2002, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba. For a further description of the Company's resort and land properties please see "Item 1. Business--Company Products."

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

     In addition to its other ordinary course litigation, the Company became a defendant in an action that was filed in Colorado state court against the Company on December 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal.

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

     On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of March 31, 2002, aggregate interest was approximately $1.5 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc.(TM) ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties. The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the symbol "BXG". The following table sets forth, for the periods indicated, the high and low closing price of the common stock as reported on the NYSE:

                 Price Range                         Price Range
                 High    Low                         High    Low
------------------------------------------------------------------------
Fiscal 2002                         Fiscal 2001
First Quarter    $2.29   $1.60      First Quarter    $4.06   $2.75
Second Quarter    2.20    1.71      Second Quarter    3.75    2.63
Third Quarter     2.20    1.75      Third Quarter     3.25    1.56
Fourth Quarter    4.99    2.00      Fourth Quarter    2.60    1.53

     There were approximately 1,320 record holders of the Company's common stock as of June 24, 2002. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

     The Company did not pay any cash or stock dividends during fiscal 2002 or fiscal 2001. The Company does not anticipate paying any dividends in the foreseeable future, as it currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998 do, and the terms of certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its common stock and restrict the Company's ability to repurchase shares.

     On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") with Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., MSP Real Estate Fund, L.P., and Morgan Stanley Real Estate Fund III Special Fund, L.P. (collectively, the "Funds") pursuant to which the Funds purchased 4.1 million and 1.8 million shares of the Company's common stock for an aggregate of $35 million and $15 million during fiscal 1999 and 2000, respectively. Aggregate legal and other stock issuance costs totaled approximately $774,000. The net proceeds of the sale were used for general corporate purposes, including the acquisition of inventory. Shares of the Company's common stock sold to the Funds were exempt from registration under the Securities Act of 1933, by virtue of Section 4(2) and Rule 506 of Regulation D and issued thereunder. Pursuant to the Stock Agreement, the Funds made investment representations which are customary for private placement transactions with institutional investors and agreed not to sell or transfer the securities absent registration under the Securities Act or an opinion of counsel acceptable to the Company that such registration was not required.

     On April 10, 2002, Levitt Companies, LLC ("Levitt"), a subsidiary of BankAtlantic Bancorp, Inc. (NYSE: BBX), acquired an aggregate of approximately 8 million shares of the Company's outstanding common stock from the Funds and Grace Brothers, Ltd. in private transactions. As a result of these purchases, combined with prior holdings in the Company, Levitt now owns approximately 40% of the Company's outstanding common stock.

     From time to time, the Company's Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of the Company's stock, prevailing market conditions, the Company's financial condition and available resources, other investment alternatives and other factors. The Company did not repurchase any shares during fiscal year 2002. During fiscal years 2001 and 2000, the Company repurchased 198,000 and 1.6 million shares, respectively, under share repurchase programs at aggregate costs of $572,000 and $7.8 million, respectively. As of March 31, 2002 there were 694,500 shares remaining for purchase under the Company's current repurchase program, although the Company has no present intention of acquiring these remaining shares in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                As of or for the Year Ended,
                                                 ---------------------------------------------------------
                                                 March 31,   April 1,    April 2,    March 28,   March 29,
(dollars in thousands, except per share data)       2002       2001        2000         1999       1998
                                                    ----       ----        ----         ----       ----

INCOME STATEMENT DATA:

Sales                                            $240,628    $229,874    $214,488    $225,816    $172,659
Other resort and golf operations revenues          25,470      24,649      21,745      14,881       5,728
Interest income                                    15,447      17,317      15,652      14,804      10,819
Gain on sales of notes receivable                   6,280       3,281       2,063       3,692          --
Other income                                           --          --         192         168         312
                                                 --------    --------    --------    --------    --------
Total  revenues                                   287,825     275,121     254,140     259,361     189,518
Income before income taxes
  and minority interest                            19,482       3,002      10,565      31,917      17,003
Net income                                         11,732       2,717       6,777      17,040      10,000
Earnings per common share:
  Basic                                              0.48        0.11        0.29        0.77        0.49
  Diluted                                            0.46        0.11        0.28        0.66        0.46

BALANCE SHEET DATA:

Notes receivable, net                            $ 55,648    $ 74,796    $ 70,114    $ 64,380    $ 81,293
Inventory, net                                    187,688     193,634     197,093     142,984     107,198
Total assets                                      435,161     419,681     413,983     347,318     272,963
Shareholders' equity                              149,656     136,790     134,044     119,349      69,993
Book value per common share                          6.16        5.65        5.50        4.95        3.45

OTHER DATA:

Weighted-average interest rate on notes
    receivable at period end                         14.7%       15.2%       15.1%       15.0%       14.9%
Resorts division statistics:
    Total resort division sales                  $144,226    $140,975    $117,271    $103,127    $ 60,751
    Number of resorts at period end                    12          11          10          10           8
    Gross margin on resort sales                     76.7%       78.0%       76.7%       75.7%       74.0%
    Number of timeshare sale transactions (1)      16,414      16,240      13,518      11,764       6,904
Residential land and golf division statistics:
    Total residential land and golf division
      sales                                      $ 96,402    $ 88,899    $ 97,217    $122,689    $111,908
    Gross margin on sales of land                    45.1%       46.3%       51.1%       54.0%       47.6%
    Number of home sites sold (1)                   1,640       1,614       1,846       2,380       2,469

(1) Unit sales data includes those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting (see "Contracts Receivable and Revenue Recognition" under Note 1 of Notes to Consolidated Financial Statements.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Certain Definitions, Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

          The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion (and throughout this Annual Report), references to "real estate" and to "inventories" collectively encompass the Company's inventories held for sale by the Resorts Division and Residential Land and Golf Division. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Company's points-based Vacation Club product with an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. "Estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or residential lots, as the case may be, at current retail prices.

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

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make written or oral forward-looking statements in its annual report to stockholders, in press releases and in other written materials, and in oral statements made by its officers, directors and employees. Such statements may be identified by forward-looking words such as "may", "intend", "expect", "anticipate", "believe", "will", "should", "project", "estimate", "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for the Company's products, the Company's expected future sales, financial position, operating results and liquidity and capital resources and its business strategy, financial plan and expected capital requirements and trends in the Company's operations or results are forward-looking statements. Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. Factors that could adversely affect the Company's future results can also be considered general "risk factors" with respect to the Company's business, whether or not they relate to a forward-looking statement. The Company wishes to caution readers that the following important factors, among other risk factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

a) Changes in national, international or regional economic conditions that can adversely affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates.

b) The imposition of additional compliance costs on the Company as the result of changes in or the interpretation of any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation. Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company's inventories and services will adversely impact the Company's ability to make sales in any of its current or future markets at its current relative marketing cost.

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development, financing and carrying costs of inventories may exceed those anticipated).

d) Risks associated with an inability to locate suitable inventory for acquisition, or with a shortage of available inventory in the Company's principal markets.

e) Risks associated with delays in bringing the Company's inventories to market due to, among other things, changes in regulations governing the Company's operations, adverse weather conditions, natural disasters or changes in the availability of development financing on terms acceptable to the Company.

f) Changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law, which may limit the effective interest rates that the Company may charge on its notes receivable.

g) A decreased willingness on the part of banks to extend direct customer homesite financing, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales.

h) The fact that the Company requires external sources of liquidity to support its operations, acquire, carry, develop and sell real estate and satisfy its debt and other obligations, and the Company may not be able to locate external sources of liquidity on favorable terms or at all.

i) The inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and timeshare notes receivable, including the inability to consummate or fund securitization transactions or to consummate fundings under facilities.

j) An increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure, which could, among other things, reduce the Company's interest income, increase loan losses and make it more difficult and expensive for the Company to sell and/or pledge receivables.

k) Costs to develop inventory for sale and/or selling, general and administrative expenses materially exceed (i) those anticipated or (ii) levels necessary in order for the Company to achieve anticipated profit and operating margins or be profitable.

l) An increase or decrease in the number of land or resort properties subject to percentage-of-completion accounting, which requires deferral of profit recognition on such projects until development is substantially complete. Such increases or decreases could cause material fluctuations in period-to-period results of operations.

m) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments and/or other credit agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity. Any such failure could materially, adversely impact the Company's liquidity position and its operations.

n) The risk of the Company incurring an unfavorable judgement in any litigation, and the impact of any related monetary or equity damages.

o) Risks associated with selling Timeshare Interests in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships.

p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Bluegreen Vacation Club is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements.

q) The risk that any contemplated transactions currently under negotiation will not close or conditions to funding under existing or future facilities will not be satisfied.

r) Risks relating to any joint venture that the Company is a party to, including risks tat a dispute may arise with a joint venture partner, that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated.

s) Risks that any currently proposed or future changes in accounting principles will have an adverse impact on the Company.

t) Risks that a short-term or long-term decrease in the amount of vacation travel (whether as a result of economic, political or other factors), including but not limited to air travel, by American consumers will have an adverse impact on the Company's timeshare sales.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

General

     Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, and there are no assurances that a continuation or decline in existing conditions will not have a material adverse effect, the Company believes that current general economic conditions have not materially impacted the Company's financial position or results of operations as of and for the year ended March 31, 2002.

     The Company recognizes revenue on residential land and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. The Company has been dedicating greater resources to more capital-intensive residential land and timeshare projects. As development on more of these larger projects is begun, to the extent possible, and based on the Company's strategy to pre-sell projects when minimal development has been completed, the amount of income deferred under the percentage-of-completion method of accounting may increase significantly.

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

     The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during any of the three years ended March 31, 2002, other than to the extent that the Company continually challenges and has historically increased the sales prices of its timeshare interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

     The Company believes that the terrorist attacks on September 11, 2001 in the United States and subsequent events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company's sales in its domestic sales offices. With the exception of La Cabana, guests at the Company's Bluegreen Vacation Club destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. While there was an adverse impact on sales at La Cabana during certain months in the post-September

11th period, based on current conditions the Company does not believe that there will be a long-term adverse impact on its sales in Aruba from decreased air travel, partially due to the fact that a significant portion of Aruba's tourist traffic comes from South America. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events would not have a material adverse impact on the Company's results of operations in some future period.

     The Company's real estate operations are managed under two divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

     Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or fair value, net of costs to dispose.

     A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of loans. The gains are recorded on the Company's Consolidated Income Statement and the related retained interests in the portfolios are recorded on its Consolidated Balance Sheet at the time of sale. The amount of gains and the fair value of the retained interests recorded are based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to earnings currently. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and may cause a decline in the fair value of the retained interests and a charge to earnings currently. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. Declines in the fair value of the retained interests that are determined to be other than temporary are charged to operations.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including recognition under the percentage-of-completion method of accounting; the Company's reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's results of operations and financial condition could be materially adversely impacted.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     o In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate", the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting. Should the Company's estimates regarding the collectibility of its receivables change adversely or the Company's estimates of the total anticipated cost of its timeshare and residential land and golf projects increase, the Company's results of operations could be adversely impacted.

     o The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company examines these factors and adjusts its reserve for loan losses on at least a quarterly basis. Should the Company's estimates of these and other pertinent factors change, the Company's results of operations, financial condition and liquidity position could be adversely affected.

     o When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement REMICs, it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change, the Company's results of operations and financial condition could be adversely impacted.

     o The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of." Factors that the Company considers in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project. Should the Company's estimates of these factors change, the Company's results of operations and financial condition could be adversely impacted.

     o The Company periodically evaluates the recovery of the carrying amount of goodwill and other long-lived assets by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired, the estimated undiscounted cash flows of the entity over the remaining amortization period, the recoverability of the long-lived assets over their estimated lives and other factors. Should the Company's estimates of these factors change and indicators of impairment prove to be present, the Company may be required to write down its goodwill or other long-lived assets in some future period, which may have a material adverse impact on the results of operations and financial condition.

          In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (beginning April 1, 2002). The adoption of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial condition.

Results of Operations

(in thousands)                                                       Residential
                                             Resorts                 Land and Golf                  Total
                                     -----------------------    -----------------------    -----------------------
Year Ended March 31, 2002
Sales                                $ 144,226          100%    $  96,402          100%    $ 240,628          100%
Cost of sales (1)                      (33,588)         (23)      (52,937)         (55)      (86,525)         (36)
                                     ---------                  ---------                  ---------
Gross profit                           110,638           77        43,465           45       154,103           64
Other resort and golf operations
  revenues                              23,149           16         2,321            2        25,470           11
Cost of resort and golf operations     (20,506)         (14)       (3,038)          (3)      (23,544)         (10)
Field selling, general and
  administrative expenses (2)          (93,552)         (65)      (27,333)         (28)     (120,885)         (50)
                                     ---------                  ---------                  ---------
Field operating profit               $  19,729           14%    $  15,415           16%    $  35,144           15%
                                     =========                  =========                  =========

Year Ended April 1, 2001
Sales                                $ 140,975          100%    $  88,899          100     $ 229,874          100%
Cost of sales (1)                      (31,049)         (22)      (47,746)         (54)      (78,795)         (34)
                                     ---------                  ---------                  ---------
Gross profit                           109,926           78        41,153           46       151,079           66
Other resort and golf operations
  revenues                              22,762           16         1,887            2        24,649           11
Cost of resort and golf operations     (22,068)         (16)       (2,883)          (3)      (24,951)         (11)
Field selling, general and
  administrative expenses (2)         (100,896)         (72)      (27,166)         (31)     (128,062)         (56)
                                     ---------                  ---------                  ---------
Field operating profit               $   9,724            7%    $  12,991           15%    $  22,715           10%
                                     =========                  =========                  =========

Year Ended April 2, 2000
Sales                                $ 117,271          100%    $  97,217          100%    $ 214,488          100%
Cost of sales (1)                      (27,374)         (23)      (47,583)         (49)      (74,957)         (35)
                                     ---------                  ---------                  ---------
Gross profit                            89,897           77        49,634           51       139,531           65
Other resort and golf operations
  revenues                              19,038           16         2,707            3        21,745           10
Cost of resort and golf operations     (17,112)         (15)       (3,836)          (4)      (20,948)         (10)
Field selling, general and
  administrative expenses (2)          (84,413)         (72)      (25,918)         (27)     (110,331)         (51)
                                     ---------                  ---------                  ---------
Field operating profit               $   7,410            6%    $  22,587           23%    $  29,997           14%
                                     =========                  =========                  =========

(1) Cost of sales represents the cost of inventory including the cost of improvements, amenities and in certain cases previously capitalized interest and real estate taxes.

(2) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $19.4 million, $19.5 million and $18.2 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Sales and Field Operations

     Consolidated sales were $240.6 million for the year ended March 31, 2002 ("fiscal 2002"), $229.9 million for the year ended April 1, 2001 ("fiscal 2001") and $214.5 million for the year ended April 2, 2000 ("fiscal 2000"), representing an increase of 5% from fiscal 2001 to fiscal 2002 and an increase of 7% from fiscal 2000 to fiscal 2001.

Resorts Division

     During fiscal 2002, fiscal 2001 and fiscal 2000, sales of Timeshare Interests contributed $144.2 million or 60%, $141.0 million or 61% and $117.3 million or 55%, respectively, of the Company's total consolidated sales.

     The following table sets forth certain information for sales of Timeshare Interests for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                           Years Ended,
                                           -------------------------------------------
                                              March 31,      April 1,      April 2,
                                                 2002          2001          2000
                                                 ----          ----          ----
Number of timeshare sale transactions          16,414         16,240        13,518
Average sales price per transaction            $8,989         $8,743        $8,410
Gross margin                                       77%            78%           77%

     The $3.2 million increase in Resorts Division sales during fiscal 2002 as compared to fiscal 2001 is primarily due to the $9.7 million increase in sales at the Company's 51%-owned Big Cedar Wilderness Club, as this resort had just commenced sales in fiscal 2001 and was in the start-up phase. This increase was partially offset by the closure of the offsite sales office serving the Cleveland, Ohio market in May 2001, due to low profitability. The Cleveland sales office generated $1.2 million in sales prior to its closure in fiscal 2002, as compared to $8.4 million in fiscal 2001.

     The increase in timeshare sales during fiscal 2001 as compared to fiscal 2000 is primarily due to the fiscal 2000 opening of the Company's offsite sales office serving the Detroit, Michigan market. The Detroit sales office generated timeshare sales of $13.9 million and $3.7 million during fiscal 2001 and fiscal 2000, respectively. In addition, the Company's MountainLoft resort sales office in Gatlinburg, Tennessee generated $4.0 million more timeshare sales during fiscal 2001 as compared to fiscal 2000, due to a 28% increase in prospective buyers touring the property combined with a 3%-point increase in the sales office's prospect-to-tour conversion percentage. Also, the Company's Lodge Alley Inn sales office in Charleston, South Carolina generated $2.2 million more sales during fiscal 2001 as compared to fiscal 2000, due to a 43% increase in prospective buyers touring the property combined with a 3%-point increase in the sales office's prospect-to-tour conversion percentage. The Falls Village resort in Branson, Missouri, generated $1.5 million more sales during fiscal 2001 as compared to fiscal 2000, due to a 9% increase in prospective buyers touring the property combined with a 2%-point increase in the sales office's prospect-to-tour conversion percentage. The Company believes these increases are attributed to the implementation of an improved sales process relative to the Bluegreen Vacation Club product and more effective marketing programs.

     Finally, the opening of the Company's 51%-owned Big Cedar Wilderness Club resort adjacent to the Big Cedar Lodge in Ridgedale, Missouri, contributed $1.3 million to the overall increase in timeshare sales during fiscal 2001.

     Gross profit from other resort services increased $1.9 million or 681% to $2.6 million from $694,000 during fiscal 2002 as compared to fiscal 2001, respectively. The increase was primarily due to $2.6 million in increased profits related to management and other fee income earned for services provided to Bluegreen Vacation Club members, due to an increase in members from 38,000 to 51,000 members at April 1, 2001 and March 31, 2002, respectively. As the Bluegreen Vacation Club member base increases, the Company anticipates increased gross profits from the related management fees, although there can be no assurances that the member base will increase or that such increased management fees will be realized. This increase was partially offset by additional costs incurred in connection with the expansion of the Resorts Division's customer service area.

     Gross profit from other resort services decreased $1.2 million to $694,000 from $1.9 million during fiscal 2001 as compared to fiscal 2000, respectively. The Company added a resort customer service department in fiscal 2001, at a cost of over $600,000. In addition, profits from the Company's resort rental brokerage services decreased approximately $400,000.

     The reduction in field selling, general and administrative expenses as a percentage of timeshare sales to 65% from 72% during fiscal 2002 as compared to fiscal 2001, respectively, was primarily due to the Company's focused efforts on increasing tour flow from our inhouse, referral and owner marketing programs as well as a new compensation plan which tied the Company's regional sales and marketing directors' compensation to profitability. In addition, the centralization of certain marketing functions contributed to the decrease in costs. Another factor in the decrease of field selling, general and administrative expenses was a new, standardized commissions plan implemented in fiscal 2002 as well as the centralization of commission processing and monitoring at the Company's corporate headquarters, which resulted in a decrease in administrative personnel. Field selling, general and administrative expenses as a percentage of sales is an important indicator of the performance of the Resorts Division and the Company as a whole. No assurances can be given that this positive trend will continue or that field selling, general and administrative expenses will not increase as a percentage of sales in future periods.

Residential Land and Golf Division

     During fiscal 2002, fiscal 2001 and fiscal 2000, residential land and golf sales contributed $96.4 million or 40%, $88.9 million or 39% and $97.2 million or 45%, respectively, of the Company's total consolidated sales.

     The table set forth below outlines the number of home sites sold and the average sales price per home site for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                       Years Ended,
                                       -----------------------------------------
                                          March 31,      April 1,      April 2,
                                             2002          2001          2000
                                             ----          ----          ----

Number of home sites sold                   1,640          1,614         1,846
Average sales price per home site         $58,287        $57,191       $49,741
Gross margin                                   45%            46%           51%

     Residential Land and Golf Division sales increased $7.5 million in fiscal 2002 as compared to fiscal 2001 due primarily to $17.5 million of increased sales at The Preserve at Jordan Lake, a golf course community located near Raleigh-Durham, North Carolina. The Preserve at Jordan Lake had just commenced sales and development during fiscal 2001, and therefore had a significant portion of its sales during this start-up year deferred under percentage-of-completion accounting. This increase was partially offset by an $8.5 million decrease in sales in the Company's Arizona region due to the two main projects in this region being substantially sold out in fiscal 2001. The Company still intends to consider acquiring additional residential land projects in the Arizona market, although no assurances can be given that the Company will acquire additional inventory in that area. The remaining offsetting decrease was due to a $1.4 million sale of a bulk tract of land in fiscal 2001 by the Company, with no such corresponding sale in fiscal 2002.

     Residential Land and Golf Division sales decreased during fiscal 2001 as compared to fiscal 2000 due primarily to decreases in available inventories due, in part, to a strategic decision not to replace certain properties which either sold out in fiscal 2000 or which are approaching sell-out in areas of the country where the Company has chosen to exit. These areas include Florida, Tennessee, Wisconsin and New Mexico. This factor resulted in 266 fewer lot sales during fiscal 2001 as compared to fiscal 2000. Also, included in the fiscal 2000 results of operations is a one-time, bulk sale of land and mineral rights in Colorado to a developer of oil and gas rights, which contributed approximately $5.0 million and $4.3 million to Residential Land and Golf Division sales and field operating profit, respectively.

     The Company intends to primarily focus its Residential Land & Golf Division resources on developing new golf communities, continuing to support its successful regions in Texas and exploring continued expansion into the California market. During fiscal 2002, the Company's golf communities and Texas regions comprised approximately 42% and 55%, respectively, of the Company's total Residential Land and Golf sales.

     In December 2000, the Company acquired approximately 2,300 acres near San Diego, California, representing the Company's first acquisition in the California market. This property was acquired for $4.6 million in cash, including acquisition costs. Sales at the project are currently delayed while the Company obtains necessary entitlements on the land. The Company currently expects that this project will commence sales during fiscal 2003, although there can be no assurances.

     The decrease in gross margin during fiscal 2002 as compared to fiscal 2001 was primarily due to $4.1 million in impairment charges taken on the Company's Crystal Cove(TM) project in Tennessee. Additional development expenditures required for road and utility work at the project exceeded the Company's original estimates. The Company believes that this charge is adequate to reduce the carrying value of this project its fair value less estimated selling costs; however there can be no assurances that further charges will not be required.

     The decrease in gross margin during fiscal 2001 as compared to fiscal 2000 was primarily due to the impact of the sale of mineral rights and related land in Colorado to a developer of oil and gas rights, which accounted for $5.0 million of sales and $4.6 million in gross profit in fiscal 2000. Excluding this one-time transaction, Residential Land and Golf Division gross margins would have been 49% during fiscal 2000. In addition, gross margins were adversely impacted by unanticipated additional roadwork, the costs of which are being directly expensed to cost of sales, at the Crystal Cove project.

     The Company's Investment Committee approves all property acquisitions. In order to be approved for purchase by the Investment Committee, all residential land and golf (as well as resort) properties are expected to achieve certain minimum economics including a minimum gross margin. No assurances can be given that such minimum economics will be achieved.

     The gross loss from golf operations decreased $279,000 or 28% during fiscal 2002 as compared to fiscal 2001 and $133,000 or 12% during fiscal 2001 as compared to fiscal 2000, due to decreased losses from the operations at Carolina National, as the operation continues to mature.

Interest Income

     Interest income was $15.4 million, $17.3 million and $15.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents.

     The decrease in interest income during fiscal 2002 was due to due to lower average cash balances on hand, lower interest rates on cash balances and Residential Land and Golf Division mortgages held and lower timeshare notes receivables held due to increased sales of timeshare notes receivable during fiscal 2002 as compared to fiscal 2001.

     The increase in interest income during fiscal 2001 was primarily due to an increase in the average notes receivable balance during fiscal 2001, as compared to fiscal 2000. The increase was primarily due to the fact that the Company's timeshare receivables purchase facility (see "Liquidity and Capital Resources") was not executed as of the end of the second quarter of fiscal 2001, and therefore the Company did not sell any receivables during the first half of fiscal 2001, thus generating more interest income from higher average notes receivable balances.

Gain on Sale of Notes Receivable

     In fiscal 2002, fiscal 2001 and fiscal 2000, the Company recognized $6.3 million, $3.3 million and $2.1 million in gains, respectively, on the sale of timeshare notes receivable pursuant to timeshare receivables purchase facilities in place during the respective periods (the current timeshare receivables purchase facility is more fully described below under "Credit Facilities for Timeshare Receivables and Inventories"). The amount of gain increased in fiscal 2002 and fiscal 2001 commensurate with the increase in the principal amount of notes receivable sold ($100.9 million, $77.8 million and $48.3 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively). Another factor that increased the gain on sale of theses receivables during fiscal 2002 as compared to fiscal 2001 was the decrease in commercial paper rates during the respective periods. The return earned by the parties who purchased these fixed rate (approximately 15%) receivables is based on variable commercial paper rates, so as interest rates decrease the available interest spread increases which in turn increases the value of the Company's retained interest in the receivable pools sold and hence increases the Company's gain on sale.

Corporate General and Administrative Expenses

     For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations", above.

     The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury, legal, etc. Corporate G&A totaled $19.4 million, $19.5 million and $18.2 million during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The increase in fiscal 2001 was primarily due to increased depreciation expense on fixed assets and increased outside legal fees in the normal course of business.

Interest Expense

     Interest expense totaled $13.0 million, $15.5 million and $13.8 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The 16.0% decrease in fiscal 2002 was due to lower outstanding balances on the Company's acquisition and development loans borrowed in prior years and lower interest rates on variable-rate facilities. The 11.9% increase in fiscal 2001 as compared to fiscal 2000 was due to increased interest expense from the hypothecation of receivables during the first half of fiscal 2001 pending the first sale of timeshare receivables under the Company's timeshare receivables purchase facility entered into during September 2000 (see "Liquidity and Capital Resources"). The majority of this hypothecation interest expense was offset by increased interest income earned on the timeshare receivables held.

     The effective cost of borrowing (when adding back capitalized interest) was 9.1%, 9.5% and 9.8% for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Provision for Loan Losses

     The allowance for loan losses by division as of March 31, 2002 and April 1, 2001 was (amounts in thousands):

                                             Resorts      Residential Land
                                             Division     and Golf Division       Other       Total
March 31, 2002
Notes receivable                             $ 50,892         $  7,079          $  1,884     $ 59,855
Less: allowance for loan losses                (3,782)            (313)             (112)      (4,207)
                                             --------         --------          --------     --------
Notes receivable, net                        $ 47,110         $  6,766          $  1,772     $ 55,648
                                             ========         ========          ========     ========
Allowance as a % of gross notes receivable          7%               4%                6%           7%
                                             ========         ========          ========     ========

April 1, 2001
Notes receivable                             $ 64,245         $  9,001          $  5,136     $ 78,382
Less: allowance for loan losses                (3,058)            (416)             (112)      (3,586)
                                             --------         --------          --------     --------
Notes receivable, net                        $ 61,187         $  8,585          $  5,024     $ 74,796
                                             ========         ========          ========     ========
Allowance as a % of gross notes receivable          5%               5%                2%           5%
                                             ========         ========          ========     ========

     The Company recorded provisions for loan losses totaling $4.9 million, $4.9 million and $5.3 million during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The 8.4% decrease in the provision during fiscal 2001 as compared to fiscal 2000 was due to increased, non-recourse sales of notes receivable pursuant to the Company's timeshare receivables purchase facility during fiscal 2001 as compared to fiscal 2000 (see "Liquidity and Capital Resources").

     Other notes receivable at March 31, 2002, primarily consists of a loan to the property owners' association that is responsible for the maintenance of La Cabana, Casa Grande Cooperative Association I (see Note 4 of Notes to Consolidated Financial Statements).

     Other notes receivable at April 1, 2001, primarily includes a $4.7 million loan to Napa Partners, LLC ("Napa"), a real estate company in Napa, California (the "Napa Loan"). Napa used the proceeds to acquire approximately 32 acres of undeveloped land in Napa, California, which is zoned for mixed use as a timeshare resort, hotel and commercial property. On January 4, 2001, Napa repaid approximately $68,000 in principal of the Napa Loan. In May 2001, Napa repaid the remaining outstanding principal balance on the Napa Loan and all accrued interest.

Summary

     Based on the factors discussed above, the Company's net income increased to $11.7 million in fiscal 2002 from $2.7 million in fiscal 2001 and decreased to $2.7 million in fiscal 2001 from $6.8 million in fiscal 2000.

Changes in Financial Condition

Cash Flows From Operating Activities

     Cash flows from operating activities increased $29.6 million to net cash inflows of $31.7 million from $2.1 million in fiscal 2002 and fiscal 2001, respectively. The increase was primarily due to a $9.0 million increase in net income. The increase in operating cash flows was also due to a $12.7 million increase in net cash provided from the sale of timeshare notes receivable. The Company sold $100.9 million and $77.8 million of timeshare notes receivable at advance rates of 85% and 95% under various timeshare receivable purchase facilities in fiscal 2002 and fiscal 2001, respectively. See "Liquidity and Capital Resources" for further discussion of the Company's note receivable purchase facilities. Also, fiscal 2001 cash flows were impacted by a $9 million prepayment of commissions and joint venture distributions to Bass Pro, Inc. (see
Note 3 of Notes to Consolidated Financial Statements), which is anticipated to be a one-time event.

     Cash flows from operating activities increased $14.3 million to net cash inflows of $2.1 million from net cash outflows of $12.3 million in fiscal 2001 and fiscal 2000, respectively. The increase was primarily due to a $26.3 million increase in net cash provided from the sale of timeshare notes receivable. The Company sold $77.8 million and $48.3 million of timeshare notes receivable under various timeshare receivable purchase facilities in fiscal 2001 and fiscal 2000, respectively. See "Liquidity and Capital Resources" for further discussion of these facilities. This increase was partially offset by a $9 million prepayment of commissions and joint venture distributions to Bass Pro, Inc. (see Note 3 of Notes to Consolidated Financial Statements), which is anticipated to be a one-time event, and a $4.1 million decrease in net income.

     The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of the Company's sales for the Resorts Division result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.

Cash Flows From Investing Activities

     Cash flows from investing activities increased $5.4 million to net cash outflows of $2.1 million from $7.5 million in fiscal 2002 and fiscal 2001, respectively. The increase was primarily due to a $4.7 million loan made to Napa Partners, LLC during fiscal 2001 that was collected by the Company in fiscal 2002 (see Note 4 of Notes to Consolidated Financial Statements). This increase was partially offset by a $3.4 million increase in purchases of property and equipment.

     Cash flows from investing activities decreased $3.9 million to net cash outflows of $7.5 million from $3.6 million in fiscal 2001 and fiscal 2000, respectively. The decrease is primarily due to a $4.7 million loan made to Napa Partners, LLC during fiscal 2001, as discussed above.

Cash Flows from Financing Activities

     Cash flows from financing activities decreased $760,000 to net cash outflows of $20.9 million from $20.1 million in fiscal 2002 and fiscal 2001, respectively. The decrease is due to payments in excess of borrowings under acquisition and development line-of-credit facilities and notes payable of $19.5 million as compared to $18.0 million in fiscal 2002 and fiscal 2001, respectively. This decrease was partially offset by the fact that the Company did not purchase any treasury stock in fiscal 2002 as compared to treasury stock purchases of $572,000 in fiscal 2001.

     Cash flows from financing activities decreased $45.9 million to net cash outflows of $20.1 million from net cash inflows of $25.8 million in fiscal 2001 and fiscal 2000, respectively. The decrease is due to payments in excess of borrowings under acquisition and development line-of-credit facilities and notes payable of $18.0 million in fiscal 2001 as compared to borrowings in excess of payments under these facilities of $20.4 million in fiscal 2000. Also, in fiscal 2000 the Company realized cash proceeds of approximately $15.0 million from the sale of common stock to affiliates of Morgan Stanley Dean Witter and Company (see Note 13 of Notes to Consolidated Financial Statements), with no such corresponding sale in fiscal 2001. These decreases were partially offset by a $7.2 million decrease in the amount of cash used to buy treasury stock.

Liquidity and Capital Resources

     The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales, (ii) down payments on home site and timeshare sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land home sites (collectively "Receivables") and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of Receivables, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic acquisitions, primarily for the Resorts Division.

Note Offering

     On April 1, 1998, the Company consummated a Rule 144A private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). The net proceeds of the Offering were approximately $106.3 million. In the Offering, the Company initially sold the Notes to NatWest Capital Markets Limited and McDonald & Company Securities, Inc. (the "Initial Purchasers") in a private transaction exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption from registration contained in Section 4(2) thereof, and the Initial Purchasers resold the Notes in compliance with the exemption from registration contained in Rule 144A under the Securities Act. In the Purchase Agreement executed with the Initial Purchasers, the Initial Purchasers made investment representations which are customary for private placement transactions with institutional investors and agreed to comply with Rule 144A in connection with any resales. The Company subsequently exchanged the privately placed Notes for registered Notes. In connection with the Offering, the Company repaid $22.1 million of short-term borrowings from the Initial Purchasers, approximately $28.9 million of line-of-credit and notes payable balances and approximately $36.3 million of the Company's receivable-backed notes payable. In addition, the Company paid aggregate accrued interest on the repaid debt of approximately $1.0 million and $2.7 million of prepayment penalties. The remaining net proceeds of the Offering were used to repay other obligations of the Company and for working capital purposes (see Note 10 of Notes to Consolidated Financial Statements).

Credit Facilities for Timeshare Receivables and Inventories

     The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a financed buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2002 Period, approximated 65% of sales. Accordingly, having facilities for the sale and hypothecation of these timeshare receivables is critical to meet the Company's short and long-term cash needs.

     In June 2001, the Company executed agreements for the Purchase Facility with CSFB acting as the initial purchaser. In April 2002, ING acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the Purchase Facility, ING expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

     The Company acts as servicer under the Purchase Facility for a fee. The Purchase Facility Agreements include various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. ING's obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation,
(1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to ING, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company, (4) a material adverse change to the Company since December 31, 2001, (5) the amount received by the Subsidiary under the Purchase Facility exceeding the purchase price for the receivables after making adjustments for ineligible receivables and distributions owing to ING, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a "Significant Arrangement"), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company's tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company's tangible net worth to become due, (9) the Company's tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, (10) the ratio of the Company's debt to tangible net worth exceeding 6 to 1, or (11) the failure of the Company to perform its servicing obligations.

     Through June 24, 2002, the Company sold $109.2 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $92.8 million. As of June 24, 2002, the remaining amount of purchase price that can be obtained through the Purchase Facility upon the sale of additional notes receivable is approximately $41.2 million, based on the remaining facility limit as adjusted for cash already received by CSFB and ING on receivables previously sold (the $125.0 million facility limit is on a revolving basis). ING may attempt to securitize and sell the receivable portfolio that it purchased from CSFB along with additional receivables purchased from the Company prior to such securitization and sale. Should ING successfully consummate such a securitization and sale prior to April 16, 2003, the Subsidiary would again be able to sell additional notes receivable to ING, at 85.0% of the principal balance, with an aggregate purchase price of $125.0 million, based on the revolving facility limit of the Purchase Facility and subject to the eligibility requirements and certain conditions precedent. There can be no assurances that ING will be able to successfully consummate any such securitization and sale prior to April 16, 2003, or at any time in the future, or that the Company would have additional eligible notes receivable to sell to ING (through the Subsidiary).

     The Company seeks new timeshare receivable purchase facilities to replace expiring facilities. The Company is currently discussing terms for a potential new timeshare receivable purchase facility with a financial institution. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the timeshare area; and a deterioration in the Company's performance generally and the performance of the Company's timeshare notes receivable, specifically increased delinquency, default and loss severity rates. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell timeshare receivables under a current or future facility could have a material adverse impact on the Company's liquidity and operations.

     The Company had a timeshare receivables warehouse loan facility (the "Warehouse Facility"), which expired on April 16, 2002, with Heller Financial, Inc., a financial institution that was subsequently acquired by General Electric Capital Real Estate ("GE"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility had detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility was 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base was 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During fiscal 2002, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $13.7 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under a previous timeshare receivables purchase facility with the same financial institution. The remaining balance of the Warehouse Facility was due in April 16, 2002, however GE has represented to the Company that the remaining balance is not considered to be in default pending GE's approval of a new combined warehouse and purchase facility. The remaining balance on the Warehouse Facility continues to be repaid as principal and interest payments are collected on the timeshare notes receivable. As of March 31, 2002, there was $9.8 million outstanding under the Warehouse Facility. There can be no assurances that GE will approve the increase and extension of the Warehouse Facility or that GE will not declare the Warehouse Facility to be in default and due and payable immediately. The Company believes that in the event that GE requires the Warehouse Facility to be repaid, the revolving credit facility with Foothill Capital

Corporation ("Foothill"), discussed below, or the Purchase Facility could be utilized to satisfy this obligation in the normal course of business.

     In addition, GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The borrowing period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at March 31, 2002 was $10.1 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful.

     The Company is currently in the process of closing a $35.0 million receivables warehouse facility and a $15.0 million acquisition and development facility for the Resorts Division with a financial institution. There can be no assurances that these facilities will close as anticipated.

     Under an existing, $30 million revolving credit facility with Foothill for the pledge of Residential Land and Golf Division receivables, the Company can use up to $10 million of the facility for the pledge of timeshare receivables. See the next paragraph for further details on this facility.

Credit Facilities for Residential Land and Golf Receivables and Inventories

     The Company has a $30.0 million revolving credit facility with Foothill for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Residential Land and Golf Division inventory borrowings and up to $10 million of the total facility available for the pledge of timeshare receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At March 31, 2002, the outstanding principal balance under this facility was approximately $4.1 million, all of which related to Residential Land and Golf Division receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

     The Company has a $35.0 million revolving credit facility, which expired in March 2002, with Finova Capital Corporation. The Company used this facility to finance the acquisition and development of residential land projects. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as home sites in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores project. Principal payments on these loans are effected through agreed-upon release prices as home sites in Mystic Shores are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $17.1 million at March 31, 2002.

     On September 24, 1999, the Company obtained a $4.2 million line-of-credit with Branch Banking and Trust Company for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). Through December 2001, the Company borrowed an aggregate $4.0 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments are payable in equal monthly installments of $35,000. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of March 31, 2002, $3.7 million was outstanding under the Golf Course Loan.

     On August 2, 2001, the Company obtained a revolving line-of-credit with IndyMac Bank F.S.B. ("IndyMac") for the purpose of developing the Company's golf course community in Raleigh, North Carolina known as The Preserve at Jordan Lake. The line-of-credit has an aggregate borrowing capacity of approximately $6.7 million outstanding at any one time. Through March 2002, the Company borrowed an aggregate $7.9 million under the line-of-credit, on a revolving basis. The outstanding balances under the line-of-credit bear interest at prime plus 1.0% and interest is due monthly. Principal payments are effected through agreed-upon release prices as home sites in The Preserve at Jordan Lake are sold. As of March 31, 2002, there was $737,000 outstanding on the line-of-credit. In June 2002, the Company terminated the line-of-credit with IndyMac as the line was paid in full and as sales at the Preserve at Jordan Lake were causing release price payments to IndyMac to exceed borrowings at certain times.

     The Company is currently in the process of closing a $50.0 million acquisition and development facility for the Residential Land and Golf Division with a financial institution. There can be no assurances that this facility will close as anticipated.

     Over the past three years, the Company has received approximately 90% to 99% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer home site financing. No assurances can be given that local banks will continue to provide such customer financing.

     Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of residential land and golf properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through home site releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 50%) of the home sites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Other Credit Facility

     The Company has a $12.5 million unsecured line-of-credit with First Union National Bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2002, there was no amount outstanding under the line, nor have there been any borrowings under the line through June 24, 2002. This line-of-credit is an important source of short-term liquidity for the Company, as it allows the Company to fund through its timeshare receivables purchase facility less frequently than it otherwise would.

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

     The Company's material commitments for capital resources as of March 31, 2002, included the required payments due on it's receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its timeshare and residential land projects based on its sales contracts with customers and commitments under noncancelable operating leases.

     The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of March 31, 2002 by period due (in thousands):

                                                Payments Due By Period
                                  ------------------------------------------------
          Contractual                       Less than   1 - 3     4 - 5    After 5
          Obligations             Total       1 year    Years     Years     Years
          -----------             -----       ------    -----     -----     -----
Receivable-backed notes
    payable                      $ 14,628    $ 9,816   $    --   $ 4,105   $    707

Lines-of-credit and notes
    payable (1)                    40,534      9,028    28,033     2,840        633

10.50% senior secured notes
    payable                       110,000         --        --        --    110,000

8.00% convertible
    subordinated notes payable
    to related parties              6,000      6,000        --        --         --

8.25% convertible
    subordinated debentures        34,371         --     2,371     8,000     24,000

Noncancelable operating leases      6,908      2,973     3,641       260         34
                                 --------    -------   -------   -------   --------

Total contractual obligations    $212,441    $27,817   $34,045   $15,205   $135,374
                                 ========    =======   =======   =======   ========

(1)  Includes unamortized discount on notes payable of approximately $272,000.

     The Company intends to use cash flow from operations, including cash received from the sale of timeshare notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While the Company believes that it will be able to meet all required debt payments when due, there can be no assurances.

     The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred as of March 31, 2002 is approximately $5.7 million. The Company estimates that the total cash required to complete its residential land projects in which sales have occurred as of March 31, 2002 is approximately $40.9 million. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

     The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that will expire or were terminated by the Company in fiscal 2003 and fiscal 2004. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired, which are scheduled to expire or which have been terminated in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations.

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

     The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company's business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and timeshare industries, some of which are beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations and support its operation, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt.. The Company cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. In addition, many of our obligations under our debt arrangements contain cross-default or cross-acceleration provisions. As a result, if we default under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on our business.

     The Company's level of debt and debt service requirements have several important effects on its operations, including the following: (i) the Company has significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the company's vulnerability to adverse economic and industry conditions; (ii) the Company's leveraged position increases its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to the Company's indebtedness will require the Company to meet certain financial tests and will restrict its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. Certain of the Company's competitors operate on a less leveraged basis and have greater operating and financial flexibility than the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

     The Company's total revenues and net assets denominated in a currency other than U.S. dollars during fiscal 2002 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by Bluegreen Properties, N.V., the Company's subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

Interest Rate Risk

     The Company sold $100.9 million, $77.8 million and $48.3 million of fixed-rate timeshare notes receivable during fiscal 2002, fiscal 2001 and fiscal 2000, respectively, under the Purchase Facility and previous timeshare receivable purchase facilities (see "Credit Facilities for Timeshare Receivables and Inventories" and Note 4 of Notes to Consolidated Financial Statements). The gain on sale recognized by the Company is based upon variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity and annual default rates. The Company also retains residual interests in pools of fixed and variable rate land notes receivable sold in private placement REMIC transactions. The Company believes that it has used conservative assumptions in valuing the residual interests retained in the timeshare and land notes sold through the Purchase Facility and REMIC transactions, respectively, and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations. There can be no assurances that the assumptions will prove to be conservative.

     As of March 31, 2002, the Company had fixed interest rate debt of approximately $154.9 million and floating interest rate debt of approximately $50.3 million. In addition, the Company's notes receivable from timeshare and residential land and golf customers were comprised of $55.2 million of fixed rate loans and $2.8 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes do affect the market value of debt but do not impact earnings or cash flows.

     A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease after-tax earnings of the Company by approximately $122,000 per year, based on the impact of increased interest income on variable rate residential land and golf notes receivable and cash and cash equivalents offset by the increased interest expense on variable rate debt. A similar change in the interest rate would decrease the total fair value of the Company's fixed rate debt, excluding the Debentures and the Notes, by a nominal amount. The fact that the Debentures are publicly traded and convertible into the Company's common stock makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Debentures. In addition, the fact that the Notes (see "Note Offering") are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, management may likely take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                          March 31,    April 1,
                                                                                             2002        2001
                                                                                             ----        ----
ASSETS

Cash and cash equivalents (including restricted cash of approximately
  $27.7 million and $22.4 million at March 31, 2002 and April 1, 2001, respectively)      $  48,715    $  40,016
Contracts receivable, net ..........................................................         21,818       18,507
Notes receivable, net ..............................................................         55,648       74,796
Prepaid expenses ...................................................................         11,634       12,593
Inventory, net .....................................................................        187,688      193,634
Retained interests in notes receivable sold ........................................         38,560       19,898
Property and equipment, net ........................................................         49,338       41,462
Other assets .......................................................................         21,760       18,775
                                                                                          ---------    ---------
      Total assets .................................................................      $ 435,161    $ 419,681
                                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable ...................................................................      $   4,700    $   6,245
Accrued liabilities and other ......................................................         39,112       31,171
Deferred income ....................................................................          5,043        5,314
Deferred income taxes ..............................................................         28,299       19,329
Receivable-backed notes payable ....................................................         14,628        8,702
Lines-of-credit and notes payable ..................................................         40,262       58,918
10.50% senior secured notes payable ................................................        110,000      110,000
8.00% convertible subordinated notes payable to related parties ....................          6,000        6,000
8.25% convertible subordinated debentures ..........................................         34,371       34,371
                                                                                          ---------    ---------
   Total liabilities ...............................................................        282,415      280,050

Minority interest ..................................................................          3,090        2,841

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..............             --           --
Common stock, $.01 par value, 90,000 shares authorized; 27,059
  and 26,946 shares issued at March 31, 2002 and April 1, 2001, respectively .......            271          269
Additional paid-in capital .........................................................        122,734      122,564
Treasury stock, 2,756 common shares at both March 31, 2002 and
  April 1, 2001, at cost ...........................................................        (12,885)     (12,885)
Net unrealized gains on retained interests in notes receivable sold,
  net of income taxes ..............................................................          2,433        1,471
Retained earnings ..................................................................         37,103       25,371
                                                                                          ---------    ---------
     Total shareholders' equity ....................................................        149,656      136,790
                                                                                          ---------    ---------
          Total liabilities and shareholders' equity ...............................      $ 435,161    $ 419,681
                                                                                          =========    =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                            Year Ended
                                                                 -----------------------------------
                                                                 March 31,   April 1,     April 2,
                                                                    2002       2001         2000
                                                                 -----------------------------------
Revenues:
  Sales ......................................................   $ 240,628   $ 229,874    $ 214,488
  Other resort and golf operations ...........................      25,470      24,649       21,745
  Interest income ............................................      15,447      17,317       15,652
  Gain on sales of notes receivable ..........................       6,280       3,281        2,063
  Other income ...............................................          --          --          192
                                                                 ---------   ---------    ---------
                                                                   287,825     275,121      254,140

Cost and expenses:
  Cost of sales ..............................................      86,525      78,795       74,957
  Cost of other resort and golf operations ...................      23,599      24,951       20,948
  Selling, general and administrative expenses ...............     140,189     147,592      128,491
  Interest expense ...........................................      13,017      15,494       13,841
  Provision for loan losses ..................................       4,851       4,887        5,338
  Other expense ..............................................         162         400           --
                                                                 ---------   ---------    ---------
                                                                   268,343     272,119      243,575
                                                                 ---------   ---------    ---------

Income before provision for income taxes and minority interest      19,482       3,002       10,565
Provision for income taxes ...................................       7,501       1,156        4,055
Minority interest in income (loss) of consolidated subsidiary          249        (871)        (267)
                                                                 ---------   ---------    ---------
Net income ...................................................   $  11,732   $   2,717    $   6,777
                                                                 =========   =========    =========

Earnings per common share:

  Basic ......................................................   $     .48   $     .11    $     .29
                                                                 =========   =========    =========

  Diluted ....................................................   $     .46   $     .11    $     .28
                                                                 =========   =========    =========

Weighted-average number of common and common
  equivalent shares:
  Basic ......................................................      24,256      24,242       23,323
                                                                 =========   =========    =========
  Diluted ....................................................      29,993      24,316       25,375
                                                                 =========   =========    =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                   Net
                                                                                                Unrealized
                                                                                                 Gains on
                                                                                                 Retained
                                                                                               Interests in
                                                                                                  Notes
                                               Common                 Additional   Treasury     Receivable
                                               Shares      Common       Paid-in    Stock at    Sold, Net of   Retained
                                               Issued       Stock       Capital      Cost      Income Taxes   Earnings      Total
                                               ------       -----       -------      ----      ------------   --------      -----
Balance at March 29, 1999 .................      25,063   $     251   $ 107,206   $  (4,545)    $     560     $  15,877   $ 119,349
Net income ................................          --          --          --          --            --         6,777       6,777
Net unrealized gains on retained
 interests in notes receivable sold, net
 of income taxes ..........................          --          --          --          --           341            --         341
                                                                                                                          ---------
Comprehensive income ......................                                                                                   7,118
Sale of common stock, net of issuance
 costs ....................................       1,765          17      14,956          --            --            --      14,973
Shares issued to employees and
 directors upon exercise of stock
 options ..................................         107           1         260          --            --            --         261
Income tax benefit from stock options
 exercised ................................          --          --         111          --            --            --         111
Shares repurchased for treasury stock .....          --          --          --      (7,768)           --            --      (7,768)
                                              ---------   ---------   ---------   ---------     ---------     ---------   ---------
Balance at April 2, 2000 ..................      26,935         269     122,533     (12,313)          901        22,654     134,044
Net income ................................          --          --          --          --            --         2,717       2,717
Net unrealized gains on retained
 interests in notes receivable sold, net
 of income taxes ..........................          --          --          --          --           570            --         570
                                                                                                                          ---------
Comprehensive income ......................                                                                                   3,287
Shares issued to employees and
 directors upon exercise of stock
 options ..................................          11          --          28          --            --            --          28
Income tax benefit from stock
 options exercised ........................          --          --           3          --            --            --           3
Shares repurchased for treasury stock .....          --          --          --        (572)           --            --        (572)
                                              ---------   ---------   ---------   ---------     ---------     ---------   ---------
Balance at April 1, 2001 ..................      26,946         269     122,564     (12,885)        1,471        25,371     136,790
Net income ................................          --          --          --          --            --        11,732      11,732
Net unrealized gains on retained
 interests in notes receivable sold, net
 of income taxes ..........................          --          --          --          --           962            --         962
                                                                                                                          ---------
Comprehensive income ......................                                                                                  12,694
Shares issued to employees and
 directors upon exercise of stock
 options ..................................         113           2         154          --            --            --         156
Income tax benefit from stock options
 exercised ................................          --          --          16          --            --            --          16
                                              ---------   ---------   ---------   ---------     ---------     ---------   ---------
Balance at March 31, 2002 .................      27,059   $     271   $ 122,734   $ (12,885)    $   2,433     $  37,103   $ 149,656
                                              =========   =========   =========   =========     =========     =========   =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year Ended
                                                                      ---------------------------------
                                                                      March 31,   April 1,    April 2,
                                                                         2002       2001        2000
                                                                      ---------------------------------
Operating activities:

Net income ........................................................   $ 11,732    $  2,717    $  6,777
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Minority interest in income (loss) of consolidated subsidiary .        249        (871)       (267)
    Depreciation ..................................................      5,280       4,263       3,206
    Amortization ..................................................      3,006       2,463       1,556
    Amortization of discount on note payable ......................        374         708       1,039
    Gain on sale of notes receivable ..............................     (6,280)     (3,281)     (2,063)
    Loss on sale of property and equipment ........................        166          45         347
    Loss on exchange of REMIC certificates ........................         --          --         179
    Provision for loan losses .....................................      4,851       4,887       5,338
    Provision (benefit) for deferred income taxes .................      7,895       5,801        (360)
    Interest accretion on investments in securities ...............     (3,754)     (2,627)     (2,274)
    Proceeds from sale of notes receivable ........................     85,975      73,244      46,969
    Proceeds from borrowings collateralized by notes receivable ...     23,163      34,634      13,771
    Payments on borrowings collateralized by notes receivable .....    (16,600)    (35,964)    (11,530)
Changes in operating assets and liabilities:
    Contracts receivable ..........................................     (3,311)    (10,588)     11,763
    Notes receivable ..............................................    (97,795)    (89,786)    (62,882)
    Prepaid expenses ..............................................        959      (8,592)     (1,349)
    Inventory .....................................................     13,542      21,500     (22,035)
    Other assets ..................................................     (4,423)     (1,096)     (2,935)
    Accounts payable, accrued liabilities and other ...............      6,621       4,615       2,492
                                                                      --------    --------    --------
Net cash provided (used) by operating activities ..................     31,650       2,072     (12,258)
                                                                      --------    --------    --------

Investing activities:

  Cash received from retained interests in notes receivable sold ..      7,856       6,890       6,201
  Investment in note receivable ...................................     (1,685)     (4,711)         --
  Principal payments received on investment in note receivable ....      4,643          68          --
  Loan to related party ...........................................         --          --        (256)
  Principal payments received on loan to related party ............         --          --         459
  Business and minority interest acquisitions, net of cash acquired         --        (250)       (675)
  Purchases of property and equipment .............................    (12,940)     (9,549)    (10,846)
  Proceeds from sales of property and equipment ...................         44          79       1,516
                                                                      --------    --------    --------
Net cash used by investing activities .............................     (2,082)     (7,473)     (3,601)
                                                                      --------    --------    --------

Financing activities:

  Proceeds from borrowings under line-of-credit facilities and
    notes payable .................................................     59,870      11,121      27,885
  Payments under line-of-credit facilities and notes payable ......    (79,327)    (29,135)     (7,516)
  Payment of debt issuance costs ..................................     (1,568)     (1,551)     (2,007)
  Proceeds from issuance of common stock ..........................         --          --      14,973
  Proceeds from exercise of employee and director stock options ...        156          28         261
  Payments for treasury stock .....................................         --        (572)     (7,768)
                                                                      --------    --------    --------
Net cash provided (used) by financing activities ..................    (20,869)    (20,109)     25,828
                                                                      --------    --------    --------

Net increase (decrease) in cash and cash equivalents ..............      8,699     (25,510)      9,969
Cash and cash equivalents at beginning of year ....................     40,016      65,526      55,557
                                                                      --------    --------    --------
Cash and cash equivalents at end of year ..........................     48,715      40,016      65,526
Restricted cash and cash equivalents at end of year ...............    (27,669)    (22,363)    (21,129)
                                                                      --------    --------    --------
Unrestricted cash and cash equivalents at end of year .............   $ 21,046    $ 17,653    $ 44,397
                                                                      ========    ========    ========

                              BLUEGREEN CORPORATION

                                 (in thousands)

                                                                                    Year Ended
                                                                          --------------------------------
                                                                          March 31,  April 1,    April 2,
                                                                             2002      2001        2000
                                                                          --------------------------------
Supplemental schedule of non-cash operating, investing
  and financing activities
  Inventory acquired through foreclosure or deedback in lieu of
    foreclosure .......................................................   $  7,596   $  5,859    $  6,982
                                                                          ========   ========    ========
  Inventory acquired through financing ................................   $     --   $  8,952    $ 25,867
                                                                          ========   ========    ========
  Contribution of timeshare inventory (raw land) by minority interest .   $     --   $  3,230    $     --
                                                                          ========   ========    ========
  Foreclosure of notes receivable, inventory and fixed assets following
    default on notes receivable from related party ....................   $     --   $     --    $  3,965
                                                                          ========   ========    ========
  Exchange of REMIC certificates for notes receivable and inventory
  in connection with termination of REMIC .............................   $     --   $     --    $  4,353
                                                                          ========   ========    ========
  Property and equipment acquired through financing ...................   $    427   $    891    $    713
                                                                          ========   ========    ========
  Retained interests in notes receivable sold .........................   $ 21,207   $  7,903    $  3,436
                                                                          ========   ========    ========
  Sale of inventory in exchange for an investment in securities .......   $     --   $     --    $  2,500
                                                                          ========   ========    ========
  Net change in unrealized gains on investments .......................   $  1,557   $    928    $    259
                                                                          ========   ========    ========

Supplemental schedule of operating cash flow information
  Interest paid, net of amounts capitalized ...........................   $ 11,947   $ 14,474    $ 11,760
                                                                          ========   ========    ========
  Income taxes refunded (paid) ........................................   $  2,014   $   (316)   $ (3,858)
                                                                          ========   ========    ========

See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

     Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in twelve resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at two off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the year ended March 31, 2002, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 60% and 40%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

Principles of Consolidation

     The consolidated financial statements include the accounts of Bluegreen Corporation, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. The only non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations LLC (the "Joint Venture"), is consolidated as the Company holds a 51% equity interest in the Joint Venture, has an active role as the day-to-day manager of the Joint Venture's activities and has majority voting control of the Joint Venture's management committee. All significant intercompany balances and transactions are eliminated.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

     The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of March in each year. The years ended March 31, 2002, April 1, 2001 and April 2, 2000 were 52, 52 and 53 weeks long, respectively.

Cash and Cash Equivalents

     The Company invests cash in excess of immediate operating requirements in short-term time deposits and money market instruments generally with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. The Company's policy is designed to limit exposure to any one institution. However, a significant portion of the Company's unrestricted cash is maintained with a single bank and, accordingly, the Company is subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining Company deposits are performed to evaluate and mitigate, if necessary, credit risk.

     Restricted cash consists of funds collected as servicer of notes receivable owned by other parties and customer deposits held in escrow accounts. As of March 31, 2002 and April 1, 2001, the Company held $19.2 million and $14.7 million, respectively, of funds collected as servicer of notes receivable owned by or pledged to other parties, primarily notes receivable previously sold to these other parties by the Company. All such funds are held in separate custodial bank accounts. In the case of notes receivable previously sold, funds collected and held in these accounts are periodically transferred to third-party cash administrators, who in turn make payments to the owners of the notes receivables and to the Company for servicing fees and payments on any retained interests in the notes receivable sold. The Company has recorded a corresponding liability, which is included in accrued liabilities on the consolidated balance sheet, for its restricted cash held in connection with its servicing activities for previously sold notes receivable. In the case of notes receivable previously pledged, funds collected and held in these accounts are periodically transferred to the lenders as payment on the Company's receivable-backed notes payable

 Contracts Receivable and Revenue Recognition

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate", the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting.

     Sales which do not meet the criteria for revenue recognition described above are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of the consolidated balance sheets and profit recognition is deferred until the requirements of SFAS No. 66 are met.

     Contracts receivable is net of an allowance for cancellations of residential land sale contracts amounting to approximately $469,000 and $434,000 at March 31, 2002 and April 1, 2001, respectively.

     Other resort and golf operations revenues consist primarily of sales and service fees from the activities listed below together with a brief description of the applicable revenue recognition policy:

Activity                                 Revenue is recognized as:
--------                                 -------------------------

Resort title fees                        Escrow amounts are released and title
                                           documents are completed.

Bluegreen Vacation Club and other        Management services are performed.
  resort management fees

Rental commissions                       Rental services are provided.

Rental of Company-owned timeshare        Guests complete stays at the resorts.
  interests

Golf course and ski hill daily fees      Services are provided.

Retail merchandise, food and beverage    Sales are consummated.
  sales

Notes Receivable

     Notes receivable are carried at amortized cost. Interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.

     The Company considers any note receivable with a principal payment 30 days past its due date to be delinquent. As of March 31, 2002 and April 1, 2001, $6.3 million and $3.0 million, respectively, of the Company's notes receivable owned were delinquent.

     The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company examines these factors and adjusts its reserve for loan losses on at least a quarterly basis.

Retained Interest in Notes Receivable Sold

     When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities (more fully described in Note 4) or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

     The Company's retained interests in notes receivable sold relate to notes receivable previously sold to others through either REMICs or timeshare purchase facility transactions. These investments are considered available-for-sale securities and, accordingly, are carried at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized holding gains or losses on available-for-sale investments are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

     Fair value of these securities is initially and periodically measured based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

     Interest on the Company's securities is accreted using the effective yield method.

Inventory

     Inventory consists of completed Timeshare Interests, Timeshare Interests under construction, land held for future timeshare development and residential land acquired or developed for sale. Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Residential land parcels and Timeshare Interests reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose, or the original historical cost of the inventory. The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" (see Note 6).

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the related assets or, in the case of leasehold improvements, over the term of the related lease, if shorter. Depreciation expense includes the amortization of assets recorded under capital leases.

Goodwill

     Goodwill is amortized over periods ranging from 8 to 25 years using the straight-line method. The Company periodically evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors.

     As of March 31, 2002 and April 1, 2001, goodwill and related accumulated amortization, included in other assets on the consolidated balance sheets, are as follows (in thousands):

                              March 31,     April 1,
                                2002          2001
                                ----          ----

Goodwill                       $3,100        $3,286
Accumulated amortization         (669)         (601)
                               ------        ------
Goodwill, net                  $2,431        $2,685
                               ======        ======

Treasury Stock

     The Company accounts for repurchases of its common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

     The Company expenses advertising costs as incurred. Advertising expense was $50.6 million, $54.6 million and $44.3 million for the years ended March 31, 2002, April 1, 2001 and April 2, 2000, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        Year Ended
                                                              -----------------------------
                                                              March 31,  April 1,  April 2,
                                                                 2002      2001      2000
                                                              -----------------------------
Basic earnings per share - numerators:
  Net income ..............................................    $11,732   $ 2,717   $ 6,777
                                                               =======   =======   =======

Diluted earnings per share - numerators:
  Net income ..............................................    $11,732   $ 2,717   $ 6,777
  Effect of dilutive securities (net of income tax effects)      2,039        --       297
                                                               -------   -------   -------
  Net income - diluted ....................................    $13,771   $ 2,717   $ 7,074
                                                               =======   =======   =======

Denominator:
  Denominator for basic earnings per share-weighted-
    average shares ........................................     24,256    24,242    23,323
  Effect of dilutive securities:
    Stock options .........................................         35        74       522
    Convertible securities ................................      5,702        --     1,530
                                                               -------   -------   -------
  Dilutive potential common shares ........................      5,737        74     2,052
                                                               -------   -------   -------
  Denominator for diluted earnings per share-adjusted
    weighted-average shares and assumed conversions .......     29,993    24,316    25,375
                                                               =======   =======   =======

Basic earnings per common share ...........................    $   .48   $   .11   $   .29
                                                               =======   =======   =======

Diluted earnings per common share .........................    $   .46   $   .11   $   .28
                                                               =======   =======   =======

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income is shown as a subtotal within the consolidated statements of shareholders' equity in each year presented.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was effective for the Company's fiscal year 2002 (beginning April 2,
2001). The adoption of SFAS No. 133 had no impact on the Company's results of operations and financial position during the year ended March 31, 2002.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes certain provisions of SFAS No. 125. SFAS No. 140 was effective for transfers of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 had no impact on the Company's results of operations and financial position during the year ended March 31, 2002.

     In September 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Issue discusses how a transferor that retains an interest in securitized financial assets should assess impairment and account for interest income. EITF Issue No. 99-20 became effective for the Company on April 2, 2001. The adoption of the Issue had no impact on the Company's results of operations and financial position during the year ended March 31, 2002.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (beginning April 1, 2002). Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase to net income of $72,000 (less than $0.01 per share) in the year adoption. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company's fiscal year 2004. The new statement is not expected to have a material impact on the results of operations or financial position of the Company.

     In December 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to the Company's fiscal 2003 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The new statement is not expected to have a material impact on the results of operations or financial position of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

     In addition, the Company reclassified the $9 million of prepaid commissions and future member distributions paid to Bass Pro, Inc. (see Note 3) during the year ended April 1, 2001 from cash flows from investing activities to cash flows from operating activities in the Consolidated Statements of Cash Flows. The impact of this reclassification was to decrease operating cash flows and increase investing cash flow by $9 million for the year ended April 1, 2001.

2. Joint Ventures

     On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc. ("Bass Pro"), to form a timeshare development, marketing and sales company known as Bluegreen/Big Cedar Vacations LLC (the "Joint Venture"). The Joint Venture is developing, marketing and selling Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on Table Rock Lake in Missouri. During the year ended April 1, 2001, the Company made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint

Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 3 regarding payment of profit distributions to Big Cedar.

     As of March 31, 2002, the Company had advanced the Joint Venture $9.0 million due on demand and bearing interest at prime plus 1%. Subsequent to March 31, 2002, the Company loaned an additional $1.6 million to the Joint Venture on identical terms. These advances have been eliminated in the Consolidated Balance Sheets. Big Cedar has committed to a combination of additional capital contributions and loan guarantees of up to $490,000, but has made no additional fundings to date.

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

     During the years ended March 31, 2002 and April 1, 2001, the Joint Venture paid approximately $785,000 and $354,000, respectively, to Bass Pro and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's timeshare resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $925,000 and $51,000 for gift certificates and hotel lodging during the years ended March 31, 2002 and April 1, 2001, respectively, in connection with the Joint Venture's timeshare marketing activities.

     On December 15, 1997, the Company invested $250,000 of capital in Bluegreen Properties N.V. ("BPNV"), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club, a fully developed timeshare resort in Oranjestad, Aruba, in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt is to be repaid over five years through release-prices as intervals are sold, subject to minimum monthly principal payments of approximately $278,000.

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

3. Marketing Agreement

     On June 16, 2000, the Company entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 2). Pursuant to the agreement, the Company has the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently consisting of eleven stores), in Bass Pro's catalogs and on its web site. The Company also has access to Bass Pro's customer lists. In exchange for these services, the Company agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a Timeshare Interest, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

     On June 16, 2000, the Company prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big

Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Company periodically evaluates the Prepayment for any indications of impairment. The Prepayment is included in prepaid expenses on the Consolidated Balance Sheets. As of March 31, 2002 and April 1, 2001, the unamortized balance of the Prepayment was approximately $8.9 million and $9.0 million, respectively.

     During the years ended March 31, 2002 and April 1, 2001, the Company paid Bass Pro Trademarks L.L.C., an affiliate of Bass Pro, approximately $333,000 and $35,000, respectively, for advertising services.

4. Notes Receivable and Note Receivable Sale Facilities

     The table below sets forth additional information relating to the Company's notes receivable (in thousands).

                                                     March 31,   April 1,
                                                       2002        2001
                                                       ----        ----

Notes receivable secured by Timeshare Interests...   $50,892     $64,245
Notes receivable secured by land..................     7,079       9,001
Other notes receivable............................     1,884       5,136
                                                     -------     -------
Notes receivable, gross...........................    59,855      78,382
Reserve for loan losses...........................    (4,207)     (3,586)
                                                     -------     -------
Notes receivable, net.............................   $55,648     $74,796
                                                     =======     =======

     The weighted-average interest rate on notes receivable from customers was 14.7% and 15.2% at March 31, 2002 and April 1, 2001, respectively. All of the Company's timeshare loans bear interest at fixed rates. The average interest rate charged on loans secured by Timeshare Interests was 15.4% at March 31, 2002. Approximately 39.0% of the Company's notes receivable secured by land bear interest at variable rates, while approximately 61.0% bear interest at fixed rates. The average interest rate charged on loans secured by land was 11.1% at March 31, 2002.

     The Company's timeshare receivables are generally secured by property located in Tennessee, Missouri, Wisconsin, Florida, Virginia and South Carolina. No concentrations of credit risk exist for the Company's notes receivable secured by land.

     The table below sets forth activity in the reserve for loan losses (in thousands).

Reserve for loan losses, April 3, 2000.......    $ 3,024
Provision for loan losses....................      4,887
Charge-offs..................................     (4,325)
                                                 -------
Reserve for loan losses, April 1, 2001.......      3,586
Provision for loan losses....................      4,851
Charge-offs..................................     (4,230)
                                                 -------
Reserve for loan losses, March 31, 2002......    $ 4,207
                                                 =======

     Installments due on notes receivable held by the Company during each of the five fiscal years subsequent to the year ended March 31, 2002, and thereafter, are set forth below (in thousands).

2003.........................                $ 9,044
2004.........................                  6,649
2005.........................                  5,013
2006.........................                  5,353
2007.........................                  5,796
Thereafter...................                 28,000
                                             -------
  Total                                      $59,855
                                             =======

The First GE Purchase Facility

     On June 26, 1998, the Company executed a timeshare receivables purchase facility (the "First GE Purchase Facility") with Heller Financial, Inc., a financial institution that has since been acquired by General Electric Capital Real

Estate ("GE"). Under the First GE Purchase Facility, a special purpose finance subsidiary of the Company sold $103.1 million aggregate principal amount of timeshare receivables to GE in securitization transactions, which fully utilized the First GE Purchase Facility. The First GE Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase. Under the First GE Purchase Facility, a purchase price equal to approximately 97% (subject to adjustment in certain circumstances) of the principal balance of the receivables sold was paid at closing in cash, with a portion deferred until such time as GE has received a return equal to the weighted-average term treasury rate plus 1.4% and all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The Company's special purpose finance subsidiary is required to maintain a specified overcollateralization level and a cash reserve account. Receivables were sold without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the First GE Purchase Facility for a fee, and is required to make advances to GE to the extent it believes such advances will be recoverable. The First GE Purchase Facility includes various provisions customary for a transaction of this type.

     During the year ended April 2, 2000, the Company sold approximately $48.3 million in aggregate principal amount of timeshare receivables under the First GE Purchase Facility for a purchase price equal to 97% of the principal balance and recognized an aggregate gain of $2.1 million. As a result of all receivables sold under the First GE Purchase Facility, the Company recorded aggregate retained interests in notes receivable sold of $8.6 million.

The Second GE Purchase Facility

     In October 2000, the Company executed agreements for a new timeshare receivables purchase facility (the "Second GE Purchase Facility") with two financial institutions, including Barclays Bank, PLC (the "Senior Purchaser") and GE (the "Subordinated Purchaser") (collectively, the "Purchasers"). The Second GE Purchase Facility utilized an owner's trust structure, pursuant to which the Company sold $95.4 million aggregate principal amount of timeshare receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sold the receivables to an owner's trust, which fully utilized the Second GE Purchase Facility. Receivables were sold without recourse except for breaches of customary representations and warranties at the time of sale. Under the Second GE Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold was paid at closing in cash. For eligible notes generated by Bluegreen Properties N.V., the Company's subsidiary in Aruba, the purchase price paid in cash at closing was equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price will be deferred until such time as the Purchasers have received a specified return, all servicing, custodial and similar fees and expenses have been paid and a cash reserve account has been funded. The 95.00% purchase price was funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price was funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser shall earn a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser shall earn a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. The Company acts as servicer under the Second GE Purchase Facility for a fee equal to 1.5% of the principal amount of the receivables serviced, and is required to make advances to the Purchasers to the extent it believes such advances will be recoverable. The Second GE Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     During the years ended March 31, 2002 and April 1, 2001, the Company sold approximately $17.6 million and $77.7 million, respectively, in aggregate principal amount of timeshare receivables under the Second GE Purchase Facility for aggregate purchase prices of $16.8 million and $73.2 million, respectively, and recognized aggregate gains of $978,000 and $3.3 million, respectively. As a result of all receivables sold under the Second GE Purchase Facility, the Company recorded aggregate retained interests in notes receivable sold of $10.3 million and servicing assets totaling $726,000.

The CSFB/ING Purchase Facility

     In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "CSFB/ING Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April

2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the CSFB/ING Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the CSFB/ING Purchase Facility, ING expanded and extended the CSFB/ING Purchase Facility's size and term. The CSFB/ING Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Finance Subsidiary") and the Finance Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Finance Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the CSFB/ING Purchase Facility (collectively, the "Purchase Facility Agreements"), the Finance Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The CSFB/ING Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the CSFB/ING Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The CSFB/ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

     ING's obligation to purchase under the CSFB/ING Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to ING, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company,
(4) a material adverse change to the Company since December 31, 2001, (5) the amount borrowed under the Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a "Significant Arrangement"), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company's tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company's tangible net worth to become due, (9) the Company's tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, or (10) the ratio of the Company's debt to tangible net worth exceeding 6 to 1.

     The Company acts as servicer under the CSFB/ING Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     During the year ended March 31, 2002, the Company sold $83.2 million of aggregate principal balance of notes receivable under the CSFB/ING Purchase Facility for a cumulative purchase price of $70.7 million. In connection with these sales, the Company recognized an aggregate $5.2 million gain and recorded retained interests in notes receivable sold of $18.8 million and servicing assets totaling $800,000.

     The following assumptions were used to measure the initial fair value of the retained interests for the above sales under the CSFB/ING Purchase Facility:
Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 6% to 1% per annum as the portfolios mature; and a discount rate of 14%.

Other Notes Receivable

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

     On October 7, 1998, Leisure Capital Corporation ("LCC"), a wholly-owned subsidiary of the Company, acquired from a bank delinquent notes receivable issued by AmClub, Inc. ("AmClub"), with an aggregate outstanding principal balance of $5.3 million (the "AmClub Notes"). LCC acquired the AmClub Notes for a purchase price of approximately $2.9 million. During fiscal 1999, the Company had also advanced $1.3 million to AmClub, primarily for timeshare resort improvements (the "AmClub Loan"). On December 14, 1998, LCC notified AmClub that the AmClub Notes and AmClub Loan were in default and due immediately. On September 1, 1999, the Company completed a foreclosure of the underlying collateral securing the AmClub Notes and the AmClub Loan. As a result of the foreclosure, the Company obtained a golf course, residential land, land for future resort development (all of which properties are located at the Shenandoah Crossing Farm & Club in Gordonsville, Virginia) and a portfolio of timeshare notes receivable with an aggregate net carrying value of approximately $4.0 million. The aggregate outstanding principal and interest on the AmClub Notes and AmClub Loan were allocated to the foreclosed assets based on relative fair market value. On December 17, 1999, the Company sold the golf course and related buildings for approximately $1.3 million and recorded a field operating profit (as defined in Note 17) of approximately $510,000. AmClub was owned by the former stockholders of RDI Group, Inc. ("RDI"), an entity which was acquired by the Company on September 30, 1997.

5. Retained Interests in Notes Receivable Sold and Servicing Assets

Retained Interests in Notes Receivable Sold

     The Company's retained interests in notes receivable sold, which are classified as available-for-sale investments, and associated unrealized gains and losses are set forth below (in thousands).

                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized
                                         Cost         Gain         Loss      Fair Value
                                         ----         ----         ----      ----------
March 31, 2002
--------------

1995 REMIC retained interest .......    $ 2,066     $   442      $    --      $ 2,508
1996 REMIC retained interests ......      1,248          65           --        1,313
First GE Purchase Facility retained
  interest (see Note 4) ............      4,462          --           96        4,366
Second GE Purchase Facility retained
  interest (see Note 4) ............      9,201       2,198           --       11,399
CSFB/ING Purchase Facility retained
  interest (see Note 4) ............     17,602       1,372           --       18,974
                                        -------     -------      -------      -------
  Total ............................    $34,579     $ 4,077      $    96      $38,560
                                        =======     =======      =======      =======

                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized
                                         Cost         Gain         Loss      Fair Value
                                         ----         ----         ----      ----------
April 1, 2001
-------------

1995 REMIC retained interest .......   $ 2,236      $ 1,060      $    --      $ 3,296
1996 REMIC retained interests ......     1,594           --            6        1,588
First GE Purchase Facility retained
  interest (see Note 4) ............     5,427          494           --        5,921
Second GE Purchase Facility retained
  interest (see Note 4) ............     8,217          876           --        9,093
                                       -------      -------      -------      -------
  Total ............................   $17,474      $ 2,430      $     6      $19,898
                                       =======      =======      =======      =======

Contractual maturities are set forth below (in thousands), based on the final maturity dates of the underlying notes receivable sold:

                                        Amortized
                                          Cost      Fair Value

After one year but within five.......    $ 3,773      $ 4,168
After five years but within ten......     30,806       34,392
                                         -------      -------
     Total                               $34,579      $38,560
                                         =======      =======

     The following assumptions were used to measure the fair value of the above retained interests: Prepayment rates ranging from 23% to 14% per annum as the portfolios mature; loss severity rates of 25% to 45%; default rates ranging from 9% to 0.75% per annum as the portfolios mature; and a discount rates ranging from 14% to 15%.

     The following table shows the hypothetical fair value of the Company's retained interests in notes receivable sold of both a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (the impacts on the fair value of the 1995 REMIC and 1996 REMIC retained interest were not material):

                                                Hypothetical Fair Value at March 31, 2002 of:
                                                ---------------------------------------------

                                              First GE            Second GE           CSFB/ING
              Assumption                  Purchase Facility   Purchase Facility   Purchase Facility
                                          Retained Interest   Retained Interest   Retained Interest
                                          -----------------   -----------------   -----------------
Prepayment rate:     10% adverse change        $4,334              $11,237             $18,832
                     20% adverse change         4,302               11,081              18,546

Loss severity rate:  10% adverse change         4,053               10,845              18,716
                     20% adverse change         3,746               10,283              18,283

Default rate:        10% adverse change         4,056               10,792              18,527
                     20% adverse change         3,750               10,184              17,921

Discount rate:       10% adverse change         4,337               11,134              18,541
                     20% adverse change         4,307               10,882              17,964

     The table below summarizes certain cash flows received from and (paid to) special purpose finance subsidiaries of the Company (in thousands):

                                                              Year Ended
                                                              ----------
                                                          March 31,   April 1,
                                                            2002        2001
                                                            ----        ----

Proceeds from new sales of receivables                    $ 85,975    $ 73,244
Proceeds from collection of previously sold receivables    (61,862)    (41,292)
Servicing fees received                                      2,693       1,853
Purchases of foreclosed assets                                (632)     (1,224)
Proceeds from resales of foreclosed assets                  (4,403)     (2,962)
Remarketing fees received                                    1,812         974
Cash received on investment in securities                    7,856       6,890

     Quantitative information about the portfolios of notes receivable previously sold without recourse in which the Company holds the above retained interests as investments in securities is as follows (in thousands):

                                                                                      For the year ended
                                                           As of March 31, 2002         March 31, 2002
                                                       -------------------------------------------------
                                                         Total     Principal Amount
                                                       Principal     of Loans More
                                                       Amount of     Than 60 Days     Credit Losses, Net
                                                         Loans         Past Due          of Recoveries
                                                         -----         --------          -------------
1995 REMIC - land mortgages                             $ 4,383        $   256             $   208
1996 REMIC - land mortgages                               2,795             14                  35
First GE Purchase Facility  - timeshare receivables      40,972          1,300                  --
Second GE Purchase Facility  - timeshare receivables     67,576          2,607                 925
CSFB/ING Purchase Facility - timeshare receivables       75,969          1,596                  --

     The net unrealized gain on available-for-sale securities, presented as a separate component of shareholders' equity, is net of income taxes of approximately $1.6 million.

               During the year ended April 2, 2000, the Company exchanged its retained interest in a 1994 REMIC transaction for the underlying mortgages. The 1994 REMIC retained interest was exchanged in connection with the termination of the REMIC, as all of the senior 1994 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. Although the Company had previously recorded an unrealized loss of $304,000 on this available-for-sale security, the Company only realized a $179,000 loss on the exchange, based on the net realizable value of the mortgages received and the amortized cost of the retained interest.

Servicing Assets

     The changes in the Company's servicing assets, included in other assets in the Consolidated Balance Sheets, for the years ended March 31, 2002 and April 1, 2001 were as follows (in thousands):

Balance at April 3, 2000.............................      $   --
Additions............................................         593
Less: amortization...................................         (31)
                                                           ------
Balance at April 1, 2001.............................         562
Additions............................................         932
Less: amortization...................................        (305)
                                                           ------
Balance at March 31, 2002............................      $1,189
                                                           ======

     The estimated fair value of the servicing assets approximated their carrying amounts as of March 31, 2002 and April 1, 2001. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates and the other assumptions used to measure the fair value of the Company's retained interests for portfolios of notes receivable sold. For purposes of measuring impairment, the Company stratifies the pools of assets underlying the servicing assets by the portfolios of timeshare notes receivable previously sold. A valuation allowance is recorded where the fair value is below the carrying amount of specific strata, even though the overall fair value of the servicing assets exceeds amortized cost. As of March 31, 2002 and April 1, 2001, no such valuation allowance was necessary.

6. Inventory

     The Company's net inventory holdings, summarized by division, are set forth below (in thousands).

                                                            March 31,   April 1,
                                                              2002        2001

Resorts..................................................   $ 86,288    $ 97,012
Residential Land and Golf................................    101,400      96,622
                                                            --------    --------
                                                            $187,688    $193,634
                                                            ========    ========

     Resorts Division inventory as of March 31, 2002, consisted of land inventory of $10.0 million, $31.0 million of construction-in-progress and $45.3 million of completed units. Resorts Division inventory as of April 1, 2001 consisted of land inventory of $10.3 million, $17.2 million of construction-in-progress, and $69.5 million of completed units.

     Interest capitalized during the years ended March 31, 2002, April 1, 2001 and April 2, 2000, totaled approximately $8.0 million, $7.5 million and $6.9 million, respectively. Interest expense in the consolidated statements of income is net of capitalized interest.

     During the years ended March 31, 2002, April 1, 2001 and April 2, 2000, the Company recognized impairment charges of $4.1 million, $2.0 million and $187,000, respectively, on the Company's Crystal Cove residential land project in Rockwood, Tennessee. These impairment charges are included in cost of sales in the consolidated statements of income. Certain aspects of the Crystal Cove project have required changes in planned development methods, which are estimated to be more costly than the Company's original estimates. The fair value of the Crystal Cove project was determined based on the estimated aggregate retail sales prices of the home sites in the project.

7. Property and Equipment

     The table below sets forth the property and equipment held by the Company (in thousands).

                                                   Useful      March 31,   April 1,
                                                    Life         2002        2001
                                                    ----         ----        ----
Office equipment, furniture and fixtures .....    3-14 years   $ 23,225    $ 19,486
Golf course land, land improvements, buildings
  and equipment ..............................   10-30 years     24,958      18,940
Land, buildings and building improvements ....   10-30 years     11,171       8,386
Leasehold improvements .......................    3-14 years      5,245       5,143
Aircraft .....................................     3-5 years      1,070       1,070
Vehicles and equipment .......................     3-5 years        618         703
                                                               --------    --------
                                                                 66,287      53,728
Accumulated depreciation and amortization of
  leasehold improvements .....................                  (16,949)    (12,266)
                                                               --------    --------
        Total ................................                 $ 49,338    $ 41,462
                                                               ========    ========

8. Receivable-Backed Notes Payable

     During the year ended March 31, 2002, the Company had a timeshare receivables warehouse loan facility (the "Warehouse Facility"), which expired on April 16, 2002, with GE. Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility had detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility was 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base was 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During the year ended March 31, 2002, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $13.7 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under a previous timeshare receivables purchase facility with the same financial institution. The remaining balance of the Warehouse Facility was due in April 16, 2002, however, GE has represented to the Company that the remaining balance is not considered to be in default pending GE's approval of a new combined warehouse and purchase facility. The remaining balance on the Warehouse Facility continues to be repaid as principal and interest payments are collected on the timeshare notes receivable. As of March 31, 2002, there was $9.8 million outstanding under the Warehouse Facility.

     The Company has a $30.0 million revolving credit facility with Foothill Capital Corporation for the pledge of Residential Land and Golf Division receivables, with up to $10 million of the total facility available for Land and Golf Division inventory borrowings and up to $10 million of the total facility available for the pledge of timeshare receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At March 31, 2002, the outstanding principal balance under this facility was approximately $4.1 million, all of which related to Residential Land and Golf Division receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

     The remaining $704,000 of receivable-backed notes payable balances is related to notes receivable sold by RDI with recourse, prior to the acquisition of RDI by the Company.

     At March 31, 2002, $15.8 million in notes receivable secured the Company's $14.6 million in receivable-backed notes payable.

9. Lines-of-Credit and Notes Payable

     The Company has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of inventory and to fund operations. Financial data related to the Company's borrowing facilities is set forth below (in thousands).

                                                                             March 31,   April 1,
                                                                               2002        2001
                                                                               ----        ----
Lines-of-credit secured by inventory with a carrying value of $62.7 million at March 31, 2002. Interest rates range from 4.88% to 6.0% at
  March 31, 2002 and from 7.75% to 9.25% at April 1, 2001. Maturities
  range from July 2003 to January 2006 ...................................    $27,954    $40,631

Notes and mortgage notes secured by certain inventory, property and equipment and investments with an aggregate carrying value of
  $29.0 million at March 31, 2002. Interest rates ranging from 4.75% to
  12.00% at March 31, 2002 and from 6.25% to 12.00% at April 1,
  2001. Maturities range from December 2002 to September 2015 ............     10,977     16,897

Unsecured notes payable to former stockholders of RDI. Interest rate of
  9.00%. Matured in October 1999. (see Note 14) ..........................      1,000      1,000

Lease obligations with a imputed interest rates ranging from 2.89% to
  5.75%. Maturities range from May 2003 to February 2005 .................        331        390
                                                                              -------    -------

        Total ............................................................    $40,262    $58,918
                                                                              =======    =======

     The table below sets forth the contractual minimum principal payments required on the Company's lines-of-credit and notes payable for each of the five fiscal years subsequent to the year ended March 31, 2002. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a lot or timeshare interval release basis for certain of the above obligations (in thousands).

2003......................................      $ 9,028
2004......................................        8,272
2005......................................       19,761
2006......................................        2,767
2007......................................           73
Thereafter................................          633
                                                -------
  Total...................................       40,534
    Less: unamortized discount based on
      an imputed interest rate of 12%.....         (272)
                                                -------
                                                $40,262
                                                =======

     The following is a discussion of the Company's significant credit facilities and material new borrowings during the year ended March 31, 2002:

     The Company has a $12.5 million unsecured line-of-credit with First Union National Bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. The Company borrowed and repaid $10 million loans under this line of credit five times during the year ended March 31, 2002. As of March 31, 2002, there was no amount outstanding under the line.

     In addition, GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resorts, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn resort in Charleston, South Carolina are sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at March 31, 2002 was $10.1 million.

     The Company has a $35.0 million revolving credit facility, which expired in March 2002, with Finova Capital Corporation. The Company used this facility to finance the acquisition and development of residential land projects. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge at Joe Pool Lake residential land project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as home sites in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores project. Principal payments on these loans are effected through agreed-upon release prices as home sites in Mystic Shores are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $17.1 million at March 31, 2002

     On September 24, 1999, the Company obtained a $4.2 million line-of-credit with Branch Banking and Trust Company for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). During the years ended March 31, 2002 and April 1, 2001, the Company borrowed $1.4 million and $2.6 million, respectively, under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments are payable in equal monthly installments of $35,000. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of March 31, 2002, $3.7 million was outstanding under the Golf Course Loan.

     On August 2, 2001, the Company obtained a revolving line-of-credit with IndyMac Bank F.S.B. ("IndyMac") for the purpose of developing the Company's golf course community in Raleigh, North Carolina known as The Preserve at Jordan Lake. The line-of-credit has an aggregate borrowing capacity of approximately $6.7 million outstanding at any one time. Through March 2002, the Company borrowed an aggregate $7.9 million under the line-of-credit, on a revolving basis. The outstanding balances under the line-of-credit bear interest at prime plus 1.0% and interest is due monthly. Principal payments are effected through agreed-upon release prices as home sites in The Preserve at Jordan Lake are sold. As of March 31, 2002, there was $737,000 outstanding on the line-of-credit.

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

     The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's existing and future subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the Note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain residential land and golf properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of March 31, 2002, the Pledged Properties had an aggregate carrying value of approximately $12.7 million. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

     Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                (IN THOUSANDS)                                               MARCH 31, 2002
                                                ---------------------------------------------------------------------
                                                                COMBINED
                                                                  NON-        COMBINED
                                                 BLUEGREEN      GUARANTOR    SUBSIDIARY
                                                CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                ---------------------------------------------------------------------
ASSETS
  Cash and cash equivalents .................    $  18,611     $  21,575     $   8,529     $      --      $  48,715
  Contracts receivable, net .................           --           605        21,213            --         21,818
  Intercompany receivable ...................      113,436            --            --      (113,436)            --
  Notes receivable, net .....................        1,749         6,367        47,532            --         55,648
  Inventory, net ............................           --        19,456       168,232            --        187,688
  Retained interests in notes receivable sold           --        38,560            --            --         38,560
  Investments in subsidiaries ...............        7,730            --         3,230       (10,960)            --
  Property and equipment, net ...............       10,009         2,017        37,312            --         49,338
  Other assets ..............................        6,968         2,663        23,763            --         33,394
                                                 ---------     ---------     ---------     ---------      ---------
    Total assets ............................    $ 158,503     $  91,243     $ 309,811     $(124,396)     $ 435,161
                                                 =========     =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities
    and other ...............................    $  11,554     $  21,138     $  16,643     $      --      $  49,335
  Intercompany payable ......................           --        12,267       101,169      (113,436)            --
  Deferred income taxes .....................      (19,279)       23,173        23,925            --         27,819
  Lines-of-credit and notes payable .........        3,476         5,649        45,765            --         54,890
  10.50% senior secured notes payable .......      110,000            --            --            --        110,000
  8.00% convertible subordinated notes
    payable to related parties ..............        6,000            --            --            --          6,000
  8.25% convertible subordinated
    debentures ..............................       34,371            --            --            --         34,371
                                                 ---------     ---------     ---------     ---------      ---------
    Total liabilities .......................      146,122        62,227       187,502      (113,436)       282,415

  Minority interest .........................           --            --                       3,090          3,090

  Total shareholders' equity ................       12,381        29,016       122,309       (14,050)       149,656
                                                 ---------     ---------     ---------     ---------      ---------
    Total liabilities and shareholders'
      equity ................................    $ 158,503     $  91,243     $ 309,811     $(124,396)     $ 435,161
                                                 =========     =========     =========     =========      =========

                                                                            APRIL 1, 2001
                                                 ---------------------------------------------------------------------
                                                                 COMBINED
                                                                   NON-        COMBINED
                                                  BLUEGREEN      GUARANTOR    SUBSIDIARY
                                                 CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ---------------------------------------------------------------------
ASSETS
  Cash and cash equivalents ..................    $  13,290     $  17,125     $   9,601     $      --      $  40,016
  Contracts receivable, net ..................           --           353        18,154            --         18,507
  Intercompany receivable ....................      121,111         3,540            --      (124,651)            --
  Notes receivable, net ......................        4,929         3,957        65,910            --         74,796
  Inventory, net .............................           --        17,011       176,623            --        193,634
  Retained interests in notes receivable sold            --        19,898            --            --         19,898
  Investments in subsidiaries ................        7,730            --         3,230       (10,960)            --
  Property and equipment, net ................        8,910           860        31,692            --         41,462
  Other assets ...............................        7,432         1,682        22,254            --         31,368
                                                  ---------     ---------     ---------     ---------      ---------
    Total assets .............................    $ 163,402     $  64,426     $ 327,464     $(135,611)     $ 419,681
                                                  =========     =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities
    and other ................................    $   9,806     $  18,036     $  14,888     $      --      $  42,730
  Intercompany payable .......................                         --       124,651      (124,651)            --
  Deferred income taxes ......................      (16,932)       17,732        18,529            --         19,329
  Lines-of-credit and notes payable ..........        3,568         9,170        54,882            --         67,620
  10.50% senior secured notes payable ........      110,000            --            --            --        110,000
  8.00% convertible subordinated notes .......        6,000            --            --            --          6,000
    payable to related parties
  8.25% convertible subordinated
    debentures ...............................       34,371            --            --            --         34,371
                                                  ---------     ---------     ---------     ---------      ---------
    Total liabilities ........................      146,813        44,938       212,950      (124,651)       280,050

  Minority interest ..........................           --            --            --         2,841          2,841

  Total shareholders' equity .................       16,589        19,488       114,514       (13,801)       136,790
                                                  ---------     ---------     ---------     ---------      ---------
    Total liabilities and shareholders' equity    $ 163,402     $  64,426     $ 327,464     $(135,611)     $ 419,681
                                                  =========     =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31, 2002
                                             ---------------------------------------------------------------------
                                                             COMBINED
                                                               NON-        COMBINED
                                              BLUEGREEN      GUARANTOR    SUBSIDIARY
                                             CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------
REVENUES
  Sales ..................................    $      --     $  21,604     $ 219,024     $      --      $ 240,628
  Other resort and golf operations .......           --         3,943        21,527            --         25,470
  Management fees ........................       26,133            --            --       (26,133)            --
  Interest income ........................          564         4,968         9,915            --         15,447
  Gain on sales of notes receivable ......           --         6,280            --            --          6,280
                                              ---------     ---------     ---------     ---------      ---------
                                                 26,697        36,795       250,466       (26,133)       287,825

COSTS AND EXPENSES
  Cost of sales ..........................           --         6,606        79,919            --         86,525
  Cost of other resort and golf operations           --         1,532        22,067            --         23,599
  Management fees ........................           --         1,086        25,047       (26,133)            --
  Selling, general and administrative
    expenses .............................       25,686        12,234       102,269            --        140,189
  Interest expense .......................        8,371           578         4,068            --         13,017
  Provision for loan losses ..............           --           242         4,609            --          4,851
  Other expense (income) .................         (239)        1,105          (704)           --            162
                                              ---------     ---------     ---------     ---------      ---------
                                                 33,818        23,383       237,275       (26,133)       268,343
                                              ---------     ---------     ---------     ---------      ---------
  Income (loss) before income taxes and
    minority interest ....................       (7,121)       13,412        13,191            --         19,482
  Provision (benefit) for income taxes ...       (2,742)        4,846         5,397            --          7,501
  Minority interest in income of
    consolidated subsidiary ..............           --            --            --           249            249
                                              ---------     ---------     ---------     ---------      ---------
  Net income (loss) ......................    $  (4,379)    $   8,566     $   7,794     $    (249)     $  11,732
                                              =========     =========     =========     =========      =========

                                                                   YEAR ENDED APRIL 1, 2001
                                             ---------------------------------------------------------------------
                                                             COMBINED
                                                               NON-        COMBINED
                                              BLUEGREEN      GUARANTOR    SUBSIDIARY
                                             CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------
REVENUES
  Sales ..................................    $      58     $  11,107     $ 218,709     $      --      $ 229,874
  Other resort and golf operations .......           --         3,508        21,141            --         24,649
  Management fees ........................       25,163            --            --       (25,163)            --
  Interest income ........................        1,378         4,155        11,784            --         17,317
  Gain on sales of notes receivable ......           --         3,281            --            --          3,281
                                              ---------     ---------     ---------     ---------      ---------
                                                 26,599        22,051       251,634       (25,163)       275,121
COSTS AND EXPENSES
  Cost of sales ..........................           --         3,270        75,525            --         78,795
  Cost of other resort and golf operations           --         1,577        23,374            --         24,951
  Management fees ........................           --            --        25,163       (25,163)            --
  Selling, general and administrative
    expenses .............................       27,085         7,138       113,369            --        147,592
  Interest expense .......................       10,189           941         4,364            --         15,494
  Provision for loan losses ..............           --            69         4,818            --          4,887
  Other expense (income) .................           44           885          (529)           --            400
                                              ---------     ---------     ---------     ---------      ---------
                                                 37,318        13,880       246,084       (25,163)       272,119
                                              ---------     ---------     ---------     ---------      ---------
  Income (loss) before income taxes and
    minority interest ....................      (10,719)        8,171         5,550            --          3,002
  Provision (benefit) for income taxes ...       (4,127)        3,644         1,639            --          1,156
  Minority interest in loss of
    consolidated subsidiary ..............           --            --            --          (871)          (871)
                                              ---------     ---------     ---------     ---------      ---------
  Net income (loss) ......................    $  (6,592)    $   4,527     $   3,911     $     871      $   2,717
                                              =========     =========     =========     =========      =========

                                                                   YEAR ENDED APRIL 2, 2000
                                             ---------------------------------------------------------------------
                                                             COMBINED
                                                               NON-        COMBINED
                                              BLUEGREEN      GUARANTOR    SUBSIDIARY
                                             CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------
REVENUES
  Sales ..................................    $  25,775     $  10,575     $ 178,138     $      --      $ 214,488
  Other resort and golf operations .......           --         2,747        18,998            --         21,745
  Management fees ........................       22,066            --            --       (22,066)
  Interest income ........................        1,231         3,431        10,990            --         15,652
  Gain on sales of notes receivable ......           --         2,063            --            --          2,063
  Other income (expense) .................          454          (462)          200            --            192
                                              ---------     ---------     ---------     ---------      ---------
                                                 49,526        18,354       208,326       (22,066)       254,140
COSTS AND EXPENSES
  Cost of sales ..........................        7,284         2,787        64,886            --         74,957
  Cost of other resort and golf operations           --         1,228        19,720            --         20,948
  Management fees ........................           --         1,675        20,391       (22,066)            --
  Selling, general and administrative
    expenses .............................       42,542         6,676        79,273            --        128,491
  Interest expense .......................        8,843         2,053         2,945            --         13,841
  Provision for loan losses ..............           --           413         4,925            --          5,338
                                              ---------     ---------     ---------     ---------      ---------
                                                 58,669        14,832       192,140       (22,066)       243,575
                                              ---------     ---------     ---------     ---------      ---------
  Income (loss) before income taxes and
    minority interest ....................       (9,143)        3,522        16,186            --         10,565
  Provision (benefit) for income taxes ...       (3,631)        1,374         6,312            --          4,055
  Minority interest in loss of
    consolidated subsidiary ..............           --            --            --          (267)          (267)
                                              ---------     ---------     ---------     ---------      ---------
  Net income (loss) ......................    $  (5,512)    $   2,148     $   9,874     $     267      $   6,777
                                              =========     =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED MARCH 31, 2002
                                                       ------------------------------------------------------
                                                                       COMBINED
                                                                         NON-        COMBINED
                                                        BLUEGREEN      GUARANTOR    SUBSIDIARY
                                                       CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
                                                       ------------------------------------------------------
Operating activities:
  Net cash provided by operating activities ........    $  5,261       $  3,107      $ 23,282      $ 31,650
                                                        --------       --------      --------      --------
Investing activities:
  Cash received from retained interests in notes
   receivable sold .................................          --          7,856            --         7,856
  Investment in note receivable ....................      (1,685)            --            --        (1,685)
  Principal payments received on investment in
   note receivable .................................       4,643             --            --         4,643
  Purchases of property and equipment ..............      (2,722)        (1,472)       (8,746)      (12,940)
  Proceeds from sales of property and equipment ....           4             --            40            44
                                                        --------       --------      --------      --------
Net cash (used) provided by investing activities ...         240          6,384        (8,706)       (2,082)
                                                        --------       --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit
   facilities and notes payable ....................      50,225             --         9,645        59,870
  Payments under line-of-credit facilities and notes
   payable .........................................     (50,447)        (3,876)      (25,004)      (79,327)
  Payment of debt issuance costs ...................        (114)        (1,165)         (289)       (1,568)
  Proceeds from exercise of employee and
    director stock options .........................         156             --            --           156
                                                        --------       --------      --------      --------
Net cash used by financing activities ..............        (180)        (5,041)      (15,648)      (20,869)
                                                        --------       --------      --------      --------
Net increase (decrease) in cash and cash
  equivalents ......................................       5,321          4,450        (1,072)        8,699
Cash and cash equivalents at beginning of year .....      13,290         17,125         9,601        40,016
                                                        --------       --------      --------      --------
Cash and cash equivalents at end of year ...........      18,611         21,575         8,529        48,715
Restricted cash and cash equivalents at end of year           --        (20,199)       (7,963)      (28,162)
                                                        --------       --------      --------      --------
Unrestricted cash and cash equivalents at end of
  year .............................................    $ 18,611       $  1,376      $    566      $ 20,553
                                                        ========       ========      ========      ========

                                                                             YEAR ENDED APRIL 1, 2001
                                                       ---------------------------------------------------------------------
                                                                       COMBINED
                                                                         NON-        COMBINED
                                                        BLUEGREEN      GUARANTOR    SUBSIDIARY
                                                       CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ---------------------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities ...    $(24,250)      $  2,312      $ 24,010      $     --       $  2,072
                                                        --------       --------      --------      --------       --------
Investing activities:
  Cash received from investments in securities .....          --          6,890            --            --          6,890
  Investment in note receivable ....................      (4,711)            --            --            --         (4,711)
  Principal payments received on investment in
    note receivable ................................          68             --            --            --             68
  Acquisition of minority interest .................          --             --          (250)           --           (250)
  Investment in joint venture ......................          --             --        (3,230)        3,230             --
  Purchases of property and equipment ..............      (1,539)          (739)       (7,271)           --         (9,549)
  Proceeds from sales of property and equipment ....          --             --            79            --             79
                                                        --------       --------      --------      --------       --------
Net cash (used) provided by investing activities ...      (6,182)         6,151       (10,672)        3,230         (7,473)
                                                        --------       --------      --------      --------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit
    facilities and notes payable ...................       6,500            645         3,976            --         11,121
  Payments under line-of-credit facilities and notes
    payable ........................................      (5,282)        (6,303)      (17,550)           --        (29,135)
  Payment of debt issuance costs ...................         (45)        (1,368)         (138)           --         (1,551)
  Proceeds from capitalization of joint venture ....          --          3,230            --        (3,230)            --
  Proceeds from exercise of employee and director
    stock options ..................................          28             --            --            --             28
  Payments for treasury stock ......................        (572)            --            --            --           (572)
                                                        --------       --------      --------      --------       --------
Net cash (used) provided by financing activities ...         629         (3,796)      (13,712)       (3,230)       (20,109)
                                                        --------       --------      --------      --------       --------
Net (decrease) increase in cash and cash
  equivalents ......................................     (29,803)         4,667          (374)           --        (25,510)
Cash and cash equivalents at beginning of year .....      43,093         12,458         9,975            --         65,526
                                                        --------       --------      --------      --------       --------
Cash and cash equivalents at end of year ...........      13,290         17,125         9,601            --         40,016
Restricted cash and cash equivalents at end of year           --        (15,961)       (6,402)           --        (22,363)
                                                        --------       --------      --------      --------       --------
Unrestricted cash and cash equivalents at end of
  year .............................................    $ 13,290       $  1,164      $  3,199      $     --       $ 17,653
                                                        ========       ========      ========      ========       ========

                                                                             YEAR ENDED APRIL 2, 2000
                                                       ---------------------------------------------------------------------
                                                                       COMBINED
                                                                         NON-        COMBINED
                                                        BLUEGREEN      GUARANTOR    SUBSIDIARY
                                                       CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ---------------------------------------------------------------------
Operating activities:
Net cash (used) provided by operating activities ...    $  2,807       $  1,528      $(16,593)     $     --       $(12,258)
                                                        --------       --------      --------      --------       --------
Investing activities:
  Loan to related party ............................          --             --          (256)           --           (256)
  Payments received on loan to related party .......          --             --           459            --            459
  Cash received from investments in securities .....          --          6,201            --            --          6,201
  Business acquisition, net of cash acquired .......          --             --          (675)           --           (675)
  Purchases of property and equipment ..............      (2,722)          (162)       (7,962)           --        (10,846)
  Proceeds from sales of property and equipment ....          --             --         1,516            --          1,516
                                                        --------       --------      --------      --------       --------
Net cash (used) provided by investing activities ...      (2,722)         6,039        (6,918)           --         (3,601)
                                                        --------       --------      --------      --------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit
    facilities and notes payable ...................          --             --        27,885            --         27,885
  Payments under line-of-credit facilities and notes
    payable ........................................        (126)        (3,596)       (3,794)           --         (7,516)
  Payment of debt issuance costs ...................      (1,042)          (203)         (762)           --         (2,007)
  Proceeds from issuance of common stock ...........      14,973             --            --            --         14,973
  Proceeds from exercise of employee and director
    stock options ..................................         261             --            --            --            261
  Payments for treasury stock ......................      (7,768)            --            --            --         (7,768)
                                                        --------       --------      --------      --------       --------
Net cash provided (used) by financing activities ...       6,298         (3,799)       23,329            --         25,828
                                                        --------       --------      --------      --------       --------
Net increase (decrease) in cash and cash
  equivalents ......................................       6,383          3,768          (182)           --          9,969
Cash and cash equivalents at beginning of year .....      36,710          8,690        10,157            --         55,557
                                                        --------       --------      --------      --------       --------
Cash and cash equivalents at end of year ...........      43,093         12,458         9,975            --         65,526
Restricted cash and cash equivalents at end of year       (1,437)       (12,458)       (7,234)           --        (21,129)
                                                        --------       --------      --------      --------       --------
Unrestricted cash and cash equivalents at end of
  year .............................................    $ 41,656       $     --      $  2,741      $     --       $ 44,397
                                                        ========       ========      ========      ========       ========

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

Debentures

     The Company has $34.4 million of its 8.25% Convertible Subordinated Debentures (the "Debentures") outstanding at both March 31, 2002 and April 1, 2001. The Debentures are convertible at any time prior to maturity (2012), unless previously redeemed, into common stock of the Company at a current conversion price of $8.24 per share, subject to adjustment under certain conditions. The Debentures are redeemable at any time, at the Company's option, in whole or in part at 100% of the face amount. The Company is obligated to redeem annually 10% of the principal amount of the Debentures originally issued, commencing May 15, 2003, net of previous redemptions of approximately $5.6 million. Such redemptions are calculated to retire 90% of the principal amount of the Debentures prior to maturity. The Debentures are unsecured and subordinated to all senior indebtedness of the Company. Interest is payable semi-annually on May 15 and November 15.

     Under financial covenants of the Indenture pursuant to which the Debentures were issued, the Company is required to maintain net worth of not less than $29.0 million. Should net worth fall below $29.0 million for two consecutive quarters, the Company is required to make an offer to purchase 20% of the outstanding Debentures at par, plus accrued interest.

12. Fair Value of Financial Instruments

     In estimating the fair values of its financial instruments, the Company used the following methods and assumptions:

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

     Retained interests in notes receivable sold: Retained interests in notes receivable sold are carried at fair value based on discounted cash flow analyses.

     Lines-of-credit, notes payable and receivable-backed notes payable: The amounts reported in the Consolidated Balance Sheets approximate their fair value for indebtedness that provides for variable interest rates. The fair value of the Company's fixed-rate indebtedness was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

                                                      March 31, 2002          April 1, 2001
                                                  ---------------------------------------------
(in thousands)                                    Carrying   Estimated    Carrying    Estimated
                                                   Amount    Fair Value    Amount    Fair Value
                                                   ------    ----------    ------    ----------
Cash and cash equivalents .....................   $ 48,715    $ 48,715    $ 40,016    $ 40,016
Contracts receivable, net .....................     21,818      21,818      18,507      18,507
Notes receivable, net .........................     55,648      55,648      74,796      74,796
Retained interests in notes receivable sold ...     38,560      38,560      19,898      19,898
Lines-of-credit, notes payable, and receivable-
 backed notes payable .........................     54,890      54,890      67,620      67,620
10.50% senior secured notes payable ...........    110,000      85,800     110,000      59,400
8.00% convertible subordinated notes payable to
 related parties ..............................      6,000       6,084       6,000       6,000
8.25% convertible subordinated debentures .....     34,371      25,091      34,371      22,341

13. Common Stock and Stock Option Plans

     On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "Stock Agreement") by and among the Company, Morgan Stanley Real Estate Investors III, L.P., Morgan Stanley Real Estate Fund III, L.P., ("MSREF"), MSP Real Estate Fund, L.P., and MSREF III Special Fund, L.P., (collectively, the "Funds") pursuant to which the Funds purchased 4.1 million and 1.8 million shares of the Company's common stock for an aggregate of $35 million and $15 million during the years ended March 28, 1999 and April 2, 2000, respectively. Legal and other stock issuance costs totaled approximately $774,000.

Treasury Stock

     During the year ended April 2, 2000, the Company repurchased approximately
1.6 million common shares at an aggregate cost of $7.8 million under a repurchase plan approved by the Company's Board of Directors during the year ended March 28, 1999 and expanded during the year ended April 2, 2000. During the year ended April 1, 2001, the Company repurchased approximately 198,000 common shares at an aggregate cost of $572,000 under the expanded repurchase plan. No common stock was repurchased during the year ended March 31, 2002.

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

                                Number                                      Number
                               of Shares   Outstanding   Exercise Price    of Shares
                               Reserved      Options       Per Share      Exercisable
Employee Stock Option Plans

Balance at March 29, 1999 .      3,701        2,912       $1.25-$9.50          821
  Granted .................         --          115       $4.88-$8.50
  Forfeited ...............         (2)        (144)      $3.13-$8.50
  Exercised ...............        (54)         (54)      $2.29-$4.51
                                 -----        -----
Balance at April 2, 2000 ..      3,645        2,829       $1.25-$9.50        1,288
  Granted .................         --           60       $2.26-$3.00
  Forfeited ...............         (5)        (185)      $3.13-$8.50
  Exercised ...............        (11)         (11)         $3.13
                                 -----        -----
Balance at April 1, 2001 ..      3,629        2,693       $1.25-$9.50        1,637
  Granted .................         --           50          $2.29
  Forfeited ...............        (81)        (654)      $2.29-$9.50
  Exercised ...............        (78)         (78)      $1.25-$1.46
                                 -----        -----
Balance at March 31, 2002 .      3,470        2,011       $1.46-$9.50        1,457
                                 =====        =====

Outside Directors Plans

Balance at March 28, 1999 .        955          545       $0.83-$9.31          381
  Granted .................         --          120          $5.94
  Exercised ...............        (52)         (52)      $0.83-$2.81
                                 -----        -----
 Balance at April 2, 2000 .        903          613       $1.46-$9.31          408
  Granted .................         --          105          $2.88
                                 -----        -----
Balance at April 1, 2001 ..        903          718       $1.46-$9.31          503
  Granted .................         --          120          $2.11
  Forfeited ...............         (2)         (30)         $2.88
  Exercised ...............        (36)         (36)         $1.46
                                 -----        -----
Balance at March 31, 2002 .        865          772       $1.77-$9.31          562
                                 =====        =====

     The weighted-average fair values of options granted during the year ended March 31, 2002 were: Exercise price equal to fair value at grant date: employees $1.34, directors - $1.24

     The weighted-average exercise prices and weighted-average remaining contractual lives of the Company's outstanding stock options at March 31, 2002 (grouped by range of exercise prices) were:

                                                    Weighted-
                                                     Average                            Weighted-
                                                    Remaining          Weighted-         Average
                     Number        Number of     Contractual Life       Average      Exercise Price
                   of Options   Vested Options      (in years)      Exercise Price    (vested only)
                   ----------   --------------      ----------      --------------    -------------
                          (In 000's)
                          ----------
Employees:
  $1.46                 24             24               (a)             $1.46            $1.46
  $2.29-$3.13          546            395                6              $2.87            $2.97
  $3.58-$4.88          698            595                5              $4.28            $4.19
  $8.50-$9.50          743            443                7              $9.19            $9.19
                     -----          -----
                     2,011          1,457
                     =====          =====

(a) - Weighted-average remaining contractual life is less than one year.

                                                    Weighted-
                                                     Average                            Weighted-
                                                    Remaining          Weighted-         Average
                     Number        Number of     Contractual Life       Average      Exercise Price
                   of Options   Vested Options      (in years)      Exercise Price    (vested only)
                   ----------   --------------      ----------      --------------    -------------
Directors:
  $1.77-$2.11          156             36                8              $2.03            $1.77
  $2.82-$3.80          406            356                5              $3.21            $3.26
  $5.94                120             80                7              $5.94            $5.94
  $9.31                 90             90                6              $9.31            $9.31
                     -----          -----
                       772            562
                     =====          =====

     Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2002, April 1, 2001 and April 2, 2000, respectively: risk free investment rates of 2.0%, 5.5% and 5.7%, dividend yields of 0%, 0% and 0%, a volatility factor of the expected market price of the Company's common stock of .698, .532 and .448 and a weighted average life of the options of 5.0 years, 5.0 years and 5.3 years, respectively.

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

                                           Year Ended
                                -------------------------------
                                March 31,   April 1,   April 2,
                                  2002        2001       2000
                                  ----        ----       ----

Pro forma net income ........    $11,790    $ 1,873    $5,934
                                 =======    =======    ======
Pro forma earnings per share:
  Basic .....................    $   .49    $   .08    $  .25
  Diluted ...................    $   .46        .08       .25

Common Stock Reserved For Future Issuance

     As of March 31, 2002, Common stock reserved for future issuance was comprised of shares issuable (in thousands):

Upon conversion of 8.25% debentures..................               4,171
Upon conversion of 8.00% notes payable...............               1,530
Upon exercise of employee stock options..............               3,470
Upon exercise of outside director stock options......                 865
                                                                   ------
                                                                   10,036
                                                                   ======

14. Commitments and Contingencies

     At March 31, 2002, the estimated cost to complete development work in subdivisions or resorts from which lots or Timeshare Interests have been sold totaled $46.6 million. Development is estimated to be completed within the next three fiscal years and thereafter as follows: 2003--$33.1 million, 2004--$4.1 million, 2005--$2.3 million, Thereafter--$7.1 million.

     The Company leases certain office space and equipment under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

     Rent expense for the years ended March 31, 2002, April 1, 2001 and April 2, 2000, totaled approximately $4.4 million, $4.2 million and $3.5 million, respectively. Lease commitments under these noncancelable operating leases for each of the five fiscal years subsequent to March 31, 2002, and thereafter are as follows (in thousands):

2003.......................................   $2,973
2004.......................................    2,177
2005.......................................    1,464
2006.......................................      215
2007.......................................       45
Thereafter.................................       34
                                              ------
  Total future minimum lease payments         $6,908
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

     In addition to its other ordinary course litigation, the Company became a defendant in a proceeding on December 15, 1998. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal. The Company is continuing to evaluate this action and its potential impact, if any, on the Company and accordingly cannot predict the outcome with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in this action and intends to defend this matter vigorously. The Company does not believe that any likely outcome of this case will have a material adverse effect on the Company's financial condition or results of operations.

     On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of March 31, 2002, aggregate interest was approximately $1.5 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. One of the former RDI stockholders is currently employed by the Company in a key management position. The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

15. Income Taxes

     The provision for income taxes consists of the following (in thousands):

                              Year Ended
                   -------------------------------
                   March 31,   April 1,   April 2,
                     2002        2001       2000
                     ----        ----       ----
Federal:
  Current ......    $  (394)   $(4,645)   $ 3,719
  Deferred .....      7,254      5,481       (303)
                    -------    -------    -------
                      6,860        836      3,416
State and other:
  Current ......         --         --        696
  Deferred .....        641        320        (57)
                    -------    -------    -------
                        641        320        639
                    -------    -------    -------
Total ..........    $ 7,501    $ 1,156    $ 4,055
                    =======    =======    =======

     The reasons for the difference between the provision for income taxes and the amount that results from applying the federal statutory tax rate in the years ended March 31, 2002, April 1, 2001 and April 2, 2000 to income before provision for income taxes and minority interest are as follows (in thousands):

                                                               Year Ended
                                                    -------------------------------
                                                    March 31,   April 1,   April 2,
                                                      2002        2001       2000
                                                      ----        ----       ----
Income tax expense at statutory rate ............    $6,819     $1,051     $3,698
Effect of state taxes, net of federal tax benefit       682        105        357
                                                     ------     ------     ------
                                                     $7,501     $1,156     $4,055
                                                     ======     ======     ======

     At March 31, 2002 and April 1, 2001, deferred income taxes consist of the following components (in thousands):

                                                                           March 31,   April 1,
                                                                             2002        2001
                                                                             ----        ----
Deferred federal and state tax liabilities (assets):
  Installment sales treatment of notes .................................   $ 53,115    $ 32,565
  Deferred federal and state loss carryforwards/AMT credits ............    (29,588)    (16,078)
  Tax over book depreciation ...........................................      1,721       1,384
  Tax over book carrying value of notes receivable .....................      2,863       1,305
  Other ................................................................        188         153
                                                                           --------    --------
Deferred income taxes ..................................................   $ 28,299    $ 19,329
                                                                           ========    ========

The Company has available net operating loss carryforwards of $62.1 million, which expire in 2021 and 2022, and alternative minimum tax credit carryforwards of $6.5 million, that never expire.

16. Employee Retirement Savings Plan

     The Company's Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with the Company are eligible to participate in the Plan. During the year ended March 31, 2002, the Plan was amended when the Company agreed to make a minimum matching contribution to the Plan of $226,000, which was equivalent to 50% of the first 3% of each participating employee's contribution to the Plan. During the years ended April 1, 2001 and April 2, 2002, employer contributions to the Plan were at the sole discretion of the Company and no such contributions were made.

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

     The Company evaluates performance and allocates resources based on field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sale of receivables, other income, provision for loan losses, interest expense, income taxes and minority interest. Inventory is the only asset that the Company evaluates on a segment basis - all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

     Required disclosures for the Company's business segments are as follows (in thousands):

                                                        Residential
                                                         Land and
As of and for the year ended March 31, 2002   Resorts      Golf        Totals
                                              -------      ----        ------

Sales ....................................   $144,226    $ 96,402     $240,628
Other resort and golf operations revenues      23,149       2,321       25,470
Depreciation expense .....................      2,532       1,077        3,609
Field operating profit ...................     19,729      15,415       35,144
Inventory ................................     86,288     101,400      187,688

As of and for the year ended April 1, 2001

Sales ....................................   $140,975    $ 88,899     $229,874
Other resort and golf operations revenues      22,762       1,887       24,649
Depreciation expense .....................      1,986         873        2,859
Field operating profit ...................      9,724      12,991       22,715
Inventory ................................     97,012      96,622      193,634

As of and for the year ended April 2, 2000

Sales ....................................   $117,271    $ 97,217     $214,488
Other resort and golf operations revenues      19,038       2,707       21,745
Depreciation expense .....................      1,303         831        2,134
Field operating profit ...................      7,410      22,587       29,997
Inventory ................................    109,534      87,559      197,093

Reconciliations to Consolidated Amounts

     Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest (in thousands):

                                                            Year Ended
                                                  ---------------------------------
                                                  March 31,   April 1,    April 2,
                                                     2002       2001        2000
                                                  ---------------------------------
Field operating profit for reportable segments    $ 35,144    $ 22,715    $ 29,997
Interest income ...............................     15,447      17,317      15,652
Gain on sales of notes receivable .............      6,280       3,281       2,063
Other income (expense) ........................       (162)       (400)        192
Corporate general and administrative expenses .    (19,359)    (19,530)    (18,160)
Interest expense ..............................    (13,017)    (15,494)    (13,841)
Provision for loan losses .....................     (4,851)     (4,887)     (5,338)
                                                  --------    --------    --------
Consolidated income before provision for income
  taxes and minority interest .................   $ 19,482    $  3,002    $ 10,565
                                                  ========    ========    ========

     Depreciation expense for reportable segments reconciled to consolidated depreciation expense (in thousands):

                                                             Year Ended
                                                  -------------------------------
                                                  March 31,   April 1,   April 2,
                                                     2002       2001        2000
                                                  -------------------------------
Depreciation expense for reportable segments ..    $3,609      $2,859     $2,134
Depreciation expense for corporate fixed assets     1,671       1,404      1,072
                                                   ------      ------     ------
Consolidated depreciation expense .............    $5,280      $4,263     $3,206
                                                   ======      ======     ======

     Assets for reportable segments reconciled to consolidated assets (in thousands):

                                              March 31,  April 1,   April 2,
                                                 2002      2001       2000
                                              ------------------------------

Inventory for reportable segments .........   $187,688   $193,634   $197,093
Assets not allocated to reportable segments    247,473    226,047    216,890
                                              --------   --------   --------
Total assets ..............................   $435,161   $419,681   $413,983
                                              ========   ========   ========

Geographic Information

     Sales by geographic area are as follows (in thousands):

                                Year Ended
                      ------------------------------
                      March 31,  April 1,   April 2,
                         2002      2001       2000
                      ------------------------------

United States .....   $230,179   $219,885   $203,899
Aruba .............     10,441      9,964     10,575
Canada ............          8         25         14
                      --------   --------   --------
Consolidated totals   $240,628   $229,874   $214,488
                      ========   ========   ========

     Inventory by geographic area is as follows (in thousands):

                      March 31,  April 1,
                         2002      2001
                      -------------------

United States .....   $177,575   $181,676
Aruba .............     10,107     11,951
Canada ............          6          7
                      --------   --------
Consolidated totals   $187,688   $193,634
                      ========   ========

18. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for the years ended March 31, 2002 and April 1, 2001 is presented below (in thousands, except for per share information).

                                                      Three Months Ended
                                     ---------------------------------------------------
                                     July 1,    September 30,   December 30,   March 31,
                                      2001          2001            2001         2002
                                      ----          ----            ----         ----
Sales ...........................    $60,183      $69,235         $55,285      $55,925
Gross profit ....................     40,112       45,157          35,301       33,533
Net income ......................      4,135        4,577           1,972        1,048
Earnings per common share:
  Basic .........................       0.17         0.19            0.08         0.04
  Diluted .......................       0.16         0.17            0.08         0.04

                                                      Three Months Ended
                                     ---------------------------------------------------
                                     July 2,     October 1,     December 31,   April 1,
                                      2000          2000            2000         2001
                                      ----          ----            ----         ----
Sales ...........................    $63,165      $65,600         $45,485      $55,624
Gross profit ....................     41,282       44,705          29,435       35,657
Net income (loss) ...............      3,012        2,001          (1,361)        (935)
Earnings (loss) per common share:
  Basic .........................       0.12         0.08           (0.06)       (0.04)
  Diluted .......................       0.12         0.08           (0.06)       (0.04)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Bluegreen Corporation

     We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of March 31, 2002 and April 1, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at March 31, 2002 and April 1, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP


West Palm Beach, Florida
May 28, 2002

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

     Consolidated Balance Sheets as of March 31, 2002 and April 1, 2001

     Consolidated Statements of Income for each of the three years in the period ended March 31, 2002

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2002

     Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

     The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 83 through 88 hereof and are incorporated herein by reference.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date: June 25, 2002  By:  /S/ GEORGE F. DONOVAN
                          ------------------------------------------------------
                          George F. Donovan,
                          President and Chief Executive Officer

Date: June 25, 2002  By:  /S/ JOHN F. CHISTE
                          ------------------------------------------------------
                          John F. Chiste,
                          Senior Vice President, Treasurer and Chief Financial Officer
                          (Principal Financial Officer)

Date: June 25, 2002  By:  /S/ ANTHONY M. PULEO
                          ------------------------------------------------------
                          Anthony M. Puleo,
                          Vice President and Chief Accounting Officer
                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of June, 2002.

           Signature                                  Title
           ---------                                  -----
/S/ GEORGE F. DONOVAN                  President, Chief Executive Officer and Director
------------------------------
George F. Donovan

/S/ JOHN F. CHISTE                     Senior Vice President, Treasurer and Chief Financial Officer
------------------------------         (Principal Financial Officer)
John F. Chiste

/S/ ANTHONY M. PULEO                   Vice President and Chief Accounting Officer
------------------------------         (Principal Accounting Officer)
Anthony M. Puleo

/S/ JOHN E. ABDO                       Director
------------------------------
John E. Abdo

/S/ RALPH A. FOOTE                     Director
------------------------------
Ralph A. Foote

/S/ JOHN LAGUARDIA                     Director
------------------------------
John Laguardia

/S/ ALAN B. LEVAN                      Director
------------------------------
Alan B. Levan

/S/ J. LARRY RUTHERFORD                Director
------------------------------
J. Larry Rutherford

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

4.9 - Second Supplemental Indenture dated as of December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008

4.10 - Third Supplemental Indenture dated as of October 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008

4.11 - Fourth Supplemental Indenture dated as of December 31, 2001 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30, 2001).

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

10.81  -  Registrant's Retirement Savings Plan.

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

10.109 - Class A Note dated as of October 16, 2000, among BXG Receivables Owner Trust 2000, U.S. Bank Trust National Association and Barclays Bank PLC (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1, 2000)..

10.110 - Class B Note dated as of October 16, 2000, among BXG Receivables Owner Trust 2000, U.S. Bank Trust National Association and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated October 1, 2000).

10.111 - Amended and Restated Sale and Servicing Agreement dated April 17, 2002, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, Concord Servicing Corporation, Vacation Trust, Inc. and U.S. Bank Trust National Association.

10.112 - Amended and Restated Note Purchase Agreement dated April 17, 2002, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and ING Capital LLC.

10.113 - Amended and Restated Indenture dated April 17, 2002, between BXG Receivables Note Trust 2001-A and U.S. Bank Trust National Association.

10.114 - Amended and Restate Trust Agreement dated April 17, 2002, by and among Bluegreen Receivables Finance Corporation V, GSS Holdings, Inc. and Wilmington Trust Company.

10.123 - Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.124 - Employment Agreement between George F. Donovan and the Company dated December 19, 2001.

10.125 - Employment Agreement between John F. Chiste and the Company dated December 27, 2001.

10.126 - Employment Agreement between Daniel C. Koscher and the Company dated May 22, 2002.

10.128 - Amended and Restated Credit Facility Agreement entered into as of April 16, 1998 between Finova Capital Corporation and the Registrant (incorporated by reference to exhibit 10.129 to Registration Statement on Form S-4, File No. 333-50717).

10.129 - Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova Capital Corporation and the Registrant (incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.130 - Amended and Restated Loan and Security Agreement dated as of September 23, 1997 between Foothill Capital Corporation and the Registrant (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.131 - Amendment Number One to Loan and Security Agreement dated December 1, 2000, by and between the Registrant and Foothill Capital Corporation (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated December 31, 2000).

10.132 - Amendment Number Two to Loan and Security Agreement dated as of November 9, 2001, by and between the Registrant and Foothill Capital Corporation (incorporated by reference to exhibit 10.133 to Quarterly Report on Form 10-Q dated December 31, 2001).

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

10.137 - Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of October 16, 2001, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2001).

10.138 - Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of February 16, 2002, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.

10.139 - Master Bluegreen Resort Loan Facility dated October 20, 1998, by and between the Registrant and Heller Financial, Inc. (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated December 27, 1998).

10.140 - Acquisition Cost Reimbursement Loan Agreement dated as of September 14, 1999, by and between Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.135 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.141 - Acquisition and Construction Cost Reimbursement Loan Agreement dated as of December 1, 1999, by and between Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit
          10.136 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.142 - Letter dated December 1, 1999, amending the Master Bluegreen Resort Facility, dated as of October 20, 1998, between Bluegreen Corporation and Heller Financial, Inc. (incorporated by reference to exhibit
          10.137 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.143 - Building Loan Agreement dated July 31, 2001, between Jordan Lake Preserve Corporation and IndyMac Bank F.S.B. d.b.a. Construction Lending Corporation of America (incorporated by reference to exhibit
          10.142 to Quarterly Report on Form 10-Q dated September 30, 2001).

10.144 - Revolving Line of Credit Promissory Note dated July 31, 2001, between Jordan Lake Preserve Corporation and IndyMac Bank F.S.B. d.b.a. Construction Lending Corporation of America (incorporated by reference to exhibit 10.143 to Quarterly Report on Form 10-Q dated September 30,
          2001).

10.145 - Loan Agreement dated as of September 24, 1999, between Bluegreen Properties of Virginia, Inc. and Branch Banking and Trust Company (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.153 - Amended and Restated Loan Agreement dated December 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $12.5 million, unsecured, revolving line-of-credit due December 31, 2002 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30, 2001).

10.154 - Amended and Restated Promissory Note dated December 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant and First Union National Bank, for the $12.5 million, unsecured, revolving line-of-credit due December 31, 2002 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30, 2001).

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