Form 10-Q
period 2002-06-30
BLUEGREEN CORP
filed 2002-08-14
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

         For the Quarterly period ended June 30, 2002

                                       or

|_| - Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

As of August 7, 2002, there were 27,246,107 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,490,807 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q


Part I  -   Financial Information (unaudited)

Item 1.     Financial Statements                                            Page

            Condensed Consolidated Balance Sheets at
             June 30, 2002 and March 31, 2002 ............................    3

            Condensed Consolidated Statements of Income - Three Months
             Ended June 30, 2002 and July 1, 2001 ........................    4

            Condensed Consolidated Statements of Cash Flows - Three Months
             Ended June 30, 2002 and July 1, 2001 ........................    5

            Notes to Condensed Consolidated Financial Statements .........    7

Item 2.     Management's Discussion and Analysis of
             Results of Operations and Financial Condition ...............   15

Item 3.     Quantitative and Qualitative
             Disclosures About Market Risk ...............................   29

Part II  -  Other Information

Item 1.     Legal Proceedings ............................................   29

Item 2.     Changes in Securities ........................................   30

Item 3.     Defaults Upon Senior Securities ..............................   30

Item 4.     Submission of Matters to a Vote of Security Holders ..........   30

Item 5.     Other Information ............................................   30

Item 6.     Exhibits and Reports on Form 8-K .............................   31

Signatures  ..............................................................   31


Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                             June 30,     March 31,
                                                               2002          2002
                                                               ----          ----
                                                            (unaudited)     (Note)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $28.6 million and $27.7 million at
   June 30, 2002 and March 31, 2002, respectively) ......   $  47,717    $  48,715
Contracts receivable, net ...............................      20,885       21,818
Notes receivable, net ...................................      60,264       55,648
Prepaid expenses ........................................      12,085       11,634
Inventory, net ..........................................     183,902      187,688
Retained interests in notes receivable sold .............      42,001       38,560
Property and equipment, net .............................      48,775       49,338
Other assets ............................................      24,165       21,760
                                                            ---------    ---------
   Total assets .........................................   $ 439,794    $ 435,161
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ........................................   $   4,361    $   4,700
Accrued liabilities and other ...........................      37,198       39,112
Deferred income .........................................       4,027        5,043
Deferred income taxes ...................................      32,182       28,299
Receivable-backed notes payable .........................      15,655       14,628
Lines-of-credit and notes payable .......................      37,415       40,262
10.50% senior secured notes payable .....................     110,000      110,000
8.00% convertible subordinated notes payable to related
    parties .............................................       6,000        6,000
8.25% convertible subordinated debentures ...............      34,371       34,371
                                                            ---------    ---------
   Total liabilities ....................................     281,209      282,415

Commitments and Contingencies

Minority interest .......................................       3,183        3,090

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..........................................          --           --
Common stock, $.01 par value, 90,000 shares authorized;
   27,171 and 27,059 shares issued at June 30, 2002 and
   March 31, 2002, respectively .........................         272          271
Additional paid-in capital ..............................     123,026      122,734
Treasury stock, 2,756 common shares at cost at both
    June 30, 2002 and March 31, 2002 ....................     (12,885)     (12,885)
Other comprehensive income ..............................       2,728        2,433
Retained earnings .......................................      42,261       37,103
                                                            ---------    ---------
   Total shareholders' equity ...........................     155,402      149,656
                                                            ---------    ---------
   Total liabilities and shareholders' equity ...........   $ 439,794    $ 435,161
                                                            =========    =========

Note: The condensed consolidated balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended
                                                                 June 30,    July 1,
                                                                   2002        2001
                                                                  -------   --------
Revenues:
   Sales ......................................................   $71,113   $ 60,183
   Other resort and golf operations revenue ...................     6,711      6,590
   Interest income ............................................     3,763      4,062
   Gain on sale of notes receivable ...........................     1,231        978
                                                                  -------   --------
                                                                   82,818     71,813
Costs and expenses:
   Cost of sales ..............................................    24,967     20,071
   Cost of other resort and golf operations ...................     5,719      5,693
   Selling, general and administrative expenses ...............    38,832     33,910
   Interest expense ...........................................     3,223      3,735
   Provision for loan losses ..................................     1,081      1,290
   Other expense, net .........................................       458        404
                                                                  -------   --------
                                                                   74,280     65,103
                                                                  -------   --------

Income before income taxes ....................................     8,538      6,710
Provision for income taxes ....................................     3,287      2,583
Minority interest in income (loss) of consolidated subsidiaries        93         (8)
                                                                  -------   --------
Net income ....................................................   $ 5,158   $  4,135
                                                                  =======   ========

Income per common share:

Basic .........................................................   $  0.21   $   0.17
                                                                  =======   ========
Diluted .......................................................   $  0.19   $   0.16
                                                                  =======   ========

Weighted average number of common and common equivalent shares:

Basic .........................................................    24,375     24,190
                                                                  =======   ========
Diluted .......................................................    30,325     29,929
                                                                  =======   ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                            June 30,     July 1,
                                                                              2002        2001
                                                                            --------    --------
Operating activities:
   Net income ...........................................................   $  5,158    $  4,135
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Minority interest in income (loss) of consolidated subsidiary ...         93          (8)
        Depreciation and amortization ...................................      2,310       2,231
        Amortization of discount on note payable ........................         35         125
        Gain on sale of notes receivable ................................     (1,231)       (978)
        Loss on sale of property and equipment ..........................         56         104
        Provision for loan losses .......................................      1,081       1,290
        Provision for deferred income taxes .............................      3,287       2,583
        Interest accretion on retained interests in notes receivable sold     (1,412)       (714)
        Proceeds from sales of notes receivable .........................     20,806      16,751
        Proceeds from borrowings collateralized by notes receivable .....      2,746      13,155
        Payments on borrowings collateralized by notes receivable .......     (1,627)    (11,756)
   Change in operating assets and liabilities:
      Contracts receivable ..............................................        933      (2,646)
      Notes receivable ..................................................    (32,595)    (26,118)
      Inventory .........................................................      5,689      (5,256)
      Other assets ......................................................     (2,395)        998
      Accounts payable, accrued liabilities and other ...................     (2,858)     (2,600)
                                                                            --------    --------
Net cash provided (used) by operating activities ........................         76      (8,704)
                                                                            --------    --------
Investing activities:
   Purchases of property and equipment ..................................       (931)     (1,450)
   Sales of property and equipment ......................................         11          33
   Cash received from retained interests in notes receivable sold .......      3,779       1,185
   Principal payments received on investment in note receivable .........         --       4,643
                                                                            --------    --------
Net cash provided by investing activities ...............................      2,859       4,411
                                                                            --------    --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ................................................      5,370      10,301
   Payments under line-of-credit facilities and other notes payable .....     (8,252)     (4,752)
   Payment of debt issuance costs .......................................     (1,344)       (171)
   Proceeds from exercise of employee and director stock options ........        293          --
                                                                            --------    --------
Net cash provided (used) by financing activities ........................     (3,933)      5,378
                                                                            --------    --------
Net increase (decrease) in cash and cash equivalents ....................       (998)      1,085
Cash and cash equivalents at beginning of period ........................     48,715      40,016
                                                                            --------    --------
Cash and cash equivalents at end of period ..............................     47,717      41,101
Restricted cash and cash equivalents at end of period ...................    (28,564)    (24,297)
                                                                            --------    --------
Unrestricted cash and cash equivalents at end of period .................   $ 19,153    $ 16,804
                                                                            ========    ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows -- continued
                             (amounts in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                             June 30,   July 1,
                                                               2002      2001
                                                             --------   -------
Supplemental schedule of non-cash operating, investing
    and financing activities

      Retained interests in notes receivable sold .....      $  5,328   $ 2,393
                                                             ========   =======

      Property and equipment acquired through financing      $     --   $   297
                                                             ========   =======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ................      $  1,903   $ 1,236
                                                             ========   =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Bluegreen(R) Corporation's (the "Company's") Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

      Organization

      The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business (the "Resorts Division") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in twelve resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at two off-site sales locations. The Company's residential land and golf business (the "Residential Land and Golf Division") acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the three months ended June 30, 2002, sales generated by the Company's Resorts Division and Residential Land and Golf Division comprised approximately 59% and 41%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by the Residential Land and Golf Division.

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

      Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. The Company excluded approximately 1.4 million and 3.0 million anti-dilutive stock options from its computations of earnings per common share during the three months ended June 30, 2002 and July 1, 2001, respectively.

      The following table sets forth the computation of basic and diluted earnings per share:

      (in thousands, except per share data)                   Three Months Ended
                                                               June 30,  July 1,
                                                                 2002      2001
                                                               -----------------
      Basic earnings per share - numerator:
          Net income .......................................   $ 5,158   $ 4,135
                                                               =================

        Diluted earnings per share - numerator:
          Net income - basic ...............................   $ 5,158   $ 4,135
          Effect of dilutive securities (net of tax effects)       510       510
                                                               -----------------
          Net income  - diluted ............................   $ 5,668   $ 4,645
                                                               =================

      Denominator:
        Denominator for basic earnings per share -
           weighted-average shares .........................    24,375    24,190
        Effect of dilutive securities:
             Stock options .................................       248        37
             Convertible securities ........................     5,702     5,702
                                                               -----------------
       Dilutive potential common shares ....................     5,950     5,739
                                                               -----------------
       Denominator for diluted earnings per share -
           adjusted weighted-average shares and assumed
           conversions .....................................    30,325    29,929
                                                               =================
       Basic earnings per common share .....................   $  0.21   $  0.17
                                                               =================
       Diluted earnings per common share ...................   $  0.19   $  0.16
                                                               =================

      Sales of Notes Receivable and Related Retained Interests

      When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

      The Company's retained interests in notes receivable sold are considered to be available-for-sale investments and, accordingly, are carried at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized holding gains or losses on retained interests in notes receivable sold are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

      Fair value of these securities is initially and periodically measured based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. The Company typically will revalue its retained interests in notes receivable sold on a quarterly basis.

      Interest on the Company's securities is accreted using the effective yield method.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective for the Company's fiscal year 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase to net income of approximately $11,000 (less than $0.01 per share) during the three months ended June 30, 2002. The Company did not incur any impairment charges as a result of adopting SFAS No. 142 during the three months ended June 30, 2002.

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

      In December 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to the Company's fiscal 2003 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new statement did not have an impact on the Company's results of operations for the three months ended June 30, 2002.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

      Other Comprehensive Income

      Other comprehensive income on the condensed consolidated balance sheet is comprised of net unrealized gains on retained interests in notes receivable sold, which are available-for-sale investments.

      The following table discloses the components of the Company's comprehensive income for the periods presented:

      (in thousands)
                                                            Three Months Ended
                                                            June 30,   July 1,
                                                             2002       2001
                                                            -----------------
      Net income ........................................   $5,158     $4,135
      Net unrealized gains on retained interests in notes
           receivable sold, net of income taxes .........      295         --
                                                            ------     ------
      Total comprehensive income ........................   $5,453     $4,135
                                                            ======     ======

2. Sale of Notes Receivable

      In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "CSFB/ING Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the CSFB/ING Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the CSFB/ING Purchase Facility, ING expanded and extended the CSFB/ING Purchase Facility's size and term. The CSFB/ING Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Finance Subsidiary") and the Finance Subsidiary sells the receivables to an owner's trust without recourse to the Company or the Finance Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the CSFB/ING Purchase Facility (collectively, the "Purchase Facility Agreements"), the Finance Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The CSFB/ING Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the CSFB/ING Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The CSFB/ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

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

      The Company acts as servicer under the CSFB/ING Purchase Facility for a fee. The Company's obligations as servicer are specified in the transaction documents. The Purchase Facility Agreement includes various conditions to purchase, provisions with respect to the distribution of funds received from obligors, covenants, trigger events and other provisions customary for a transaction of this type.

      During the three months ended June 30, 2002, the Company sold $26.0 million of aggregate principal balance of notes receivable under the CSFB/ING Purchase Facility for a cumulative purchase price of $22.1 million. In connection with these sales, the Company recognized an aggregate $1.2 million gain and recorded retained interests in notes receivable sold of $5.3 million and servicing assets totaling $272,000.

      The following assumptions were used to measure the initial fair value of the retained interests for the above sales under the CSFB/ING Purchase
      Facility: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

      As of June 30, 2002, the Company had availability of approximately $41.2 million of aggregate purchase price that could be obtained through the sale of additional notes receivable under the CSFB/ING Purchase Facility.

3. Receivable-backed Notes Payable

      During the three months ended June 30, 2002, the Company borrowed an aggregate $2.7 million pursuant to an existing revolving credit facility with Foothill Capital Corporation ("Foothill"). Approximately $1.7 million and $1.0 million of this borrowing was collateralized by timeshare receivables and land receivables, respectively. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under this $30.0 million revolving credit facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

4. Line of Credit Borrowing

      On April 8, 2002, the Company borrowed $5.4 million under a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami). Borrowings occur as MM&S directly pays third-party contractors, vendors and suppliers who have been engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan will be released after the completion of all renovation work, to be no later than November 1, 2002, subject to documentation requirements. Principal will be repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004.

5. Supplemental Guarantor Financial Information

      On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefore. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations, LLC(TM), Bluegreen Properties N.V. (TM), Resort Title Agency, Inc. (TM), any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees cover the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

             CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 30, 2002

                                                               COMBINED     COMBINED
                (UNAUDITED)                      BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
               (IN THOUSANDS)                   CORPORATION   SUBSIDIARIES  GUARANTORS    ELIMINATIONS   CONSOLIDATED
ASSETS
    Cash and cash equivalents ..............      $  16,234       $22,716      $  8,767      $      --       $ 47,717
    Contracts receivable, net ..............             --           499        20,386             --         20,885
    Intercompany receivable ................        109,501            --            --       (109,501)            --
    Notes receivable, net ..................          1,746         7,880        50,638             --         60,264
    Inventory, net .........................             --        20,091       163,811             --        183,902
    Retained interests in notes receivable
sold .......................................             --        42,001            --             --         42,001
    Investments in subsidiaries ............          7,730            --         3,230        (10,960)            --
    Property and equipment, net ............         10,018         2,059        36,698             --         48,775
    Other assets ...........................          7,561         3,455        25,234             --         36,250
                                                  ---------       -------      --------      ---------       --------
       Total assets ........................      $ 152,790       $98,701      $308,764      $(120,461)      $439,794
                                                  =========       =======      ========      =========       ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other .........      $   5,715       $22,865      $ 17,006      $      --       $ 45,586
    Intercompany payable ...................             --        14,828        94,673       (109,501)            --
    Deferred income taxes ..................        (19,080)       24,912        26,350             --         32,182
    Lines-of-credit and receivable-backed
     notes payable .........................          3,449         4,760        44,861             --         53,070
    10.50% senior secured notes payable ....        110,000            --            --             --        110,000
    8.00% convertible subordinated notes
        payable to related parties .........          6,000            --            --             --          6,000
    8.25% convertible subordinated
      debentures ...........................         34,371            --            --             --         34,371
                                                  ---------       -------      --------      ---------       --------
       Total liabilities ...................        140,455        67,365       182,890       (109,501)       281,209

    Minority interest ......................             --            --            --          3,183          3,183

Total shareholders' equity .................         12,335        31,336       125,874        (14,143)       155,402
                                                  ---------       -------      --------      ---------       --------
Total liabilities and shareholders' equity .      $ 152,790       $98,701      $308,764      $(120,461)      $439,794
                                                  =========       =======      ========      =========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30, 2002
                                                                      --------------------------------
                                                                 COMBINED     COMBINED
                                                  BLUEGREEN   NON-GUARANTOR  SUBSIDIARY
                                                 CORPORATION   SUBSIDIARIES  GUARANTORS    ELIMINATIONS  CONSOLIDATED
REVENUES
    Sales ...................................      $    --       $ 4,507      $ 66,606       $     --       $71,113
    Management fees .........................        7,621            --            --         (7,621)           --
    Other resort and golf operations revenue            --           830         5,881             --         6,711
    Interest income .........................           72         1,755         1,936             --         3,763
    Gain on sale of receivables .............           --         1,231            --             --         1,231
                                                   -------       -------      --------       --------       -------
                                                     7,693         8,323        74,423         (7,621)       82,818
COST AND EXPENSES
    Cost of sales ...........................           --         1,182        23,785             --        24,967
    Cost of other resort and golf operations            --           402         5,317             --         5,719
    Management fees .........................           --           179         7,442         (7,621)           --
    Selling, general and administrative
expenses ....................................        5,898         2,941        29,993             --        38,832
    Interest expense ........................        2,346           121           756             --         3,223
    Provision for loan losses ...............           --            82           999             --         1,081
    Other expense ...........................           --           317           141             --           458
                                                   -------       -------      --------       --------       -------
                                                     8,244         5,224        68,433         (7,621)       74,280
                                                   -------       -------      --------       --------       -------
    Income (loss) before income taxes .......         (551)        3,099         5,990             --         8,538
    Provision (benefit) for income taxes ....         (212)        1,074         2,425             --         3,287
    Minority interest in income of
consolidated
        subsidiary ..........................           --            --            --             93            93
                                                   -------       -------      --------       --------       -------
    Net income (loss) .......................      $  (339)      $ 2,025      $  3,565       $    (93)      $ 5,158
                                                   =======       =======      ========       ========       =======


                                                                   THREE MONTHS ENDED JULY 1, 2001
                                                                   -------------------------------
                                                                COMBINED      COMBINED
                (UNAUDITED)                      BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
               (IN THOUSANDS)                   CORPORATION    SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales ...................................      $    --       $  5,752       $ 54,431       $     --       $ 60,183
    Management fees .........................        6,656             --             --         (6,656)            --
    Other resort and golf operations revenue            --            859          5,731             --          6,590
    Interest income .........................          253          1,035          2,774             --          4,062
   Gain on sale of notes receivable .........           --            978             --             --            978
                                                   -------       --------       --------       --------       --------
                                                     6,909          8,624         62,936         (6,656)        71,813
COST AND EXPENSES
    Cost of sales ...........................           --          1,886         18,185             --         20,071
    Cost of other resort and golf operations            --            365          5,328             --          5,693
    Management fees .........................           --            362          6,294         (6,656)            --
    Selling, general and administrative
expenses ....................................        6,578          3,045         24,287             --         33,910
    Interest expense ........................        2,219             62          1,454             --          3,735
    Provision for loan losses ...............           --             74          1,216             --          1,290
   Other expense (income) ...................           --             (3)           407             --            404
                                                   -------       --------       --------       --------       --------
                                                     8,797          5,791         57,171         (6,656)        65,103
                                                   -------       --------       --------       --------       --------
    Income (loss) before income taxes .......       (1,888)         2,833          5,765             --          6,710
    Provision (benefit) for income taxes ....         (727)         1,100          2,210             --          2,583
    Minority interest in loss of consolidated
        subsidiary ..........................           --             --             --             (8)            (8)
                                                   -------       --------       --------       --------       --------
    Net income (loss) .......................      $(1,161)      $  1,733       $  3,555       $      8       $  4,135
                                                   =======       ========       ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                                                                  --------------------------------
                                                                                       COMBINED      COMBINED
                                                                        BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                                       CORPORATION    SUBSIDIARIES   GUARANTORS    CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ..................      $ (2,163)      $   (489)      $ 2,728       $     76
                                                                         --------       --------       -------       --------
Investing activities:
   Purchases of property and equipment ............................          (480)          (161)         (290)          (931)
   Sales of property and equipment ................................            --             --            11             11
   Cash received from retained interests in notes receivable sold .            --          3,779            --          3,779
                                                                         --------       --------       -------       --------
Net cash provided (used) by investing activities ..................          (480)         3,618          (279)         2,859
                                                                         --------       --------       -------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
      other notes payable .........................................            --             --         5,370          5,370
  Payments under line-of-credit facilities and other notes payable            (27)          (906)       (7,319)        (8,252)
  Payment of debt issuance costs ..................................            --         (1,082)         (262)        (1,344)
  Proceeds from the exercise of employee and director stock options           293             --            --            293
                                                                         --------       --------       -------       --------
Net cash (used) provided by financing activities ..................           266         (1,988)       (2,211)        (3,933)
                                                                         --------       --------       -------       --------
Net (decrease) increase in cash and cash equivalents ..............        (2,377)         1,141           238           (998)
Cash and cash equivalents at beginning of period ..................        18,611         21,575         8,529         48,715
                                                                         --------       --------       -------       --------
Cash and cash equivalents at end of period ........................        16,234         22,716         8,767         47,717
Restricted cash at end of period ..................................          (173)       (20,410)       (7,981)       (28,564)
                                                                         --------       --------       -------       --------
Unrestricted cash and cash equivalents at end of period ...........      $ 16,061       $  2,306       $   786       $ 19,153
                                                                         ========       ========       =======       ========

                                                                                  THREE MONTHS ENDED JULY 1, 2001
                                                                                  -------------------------------
                                                                                       COMBINED       COMBINED
                                                                        BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                                       CORPORATION    SUBSIDIARIES   GUARANTORS    CONSOLIDATED
Operating activities:
Net cash (used) provided by operating activities ..................      $(13,318)      $    680       $ 3,934       $ (8,704)
                                                                         --------       --------       -------       --------
Investing activities:
   Purchases of property and equipment ............................          (676)          (246)         (528)        (1,450)
   Sales of property and equipment ................................            --             --            33             33
   Cash received from retained interests in notes receivable sold .            --          1,185            --          1,185
   Principal payments received on investment in note receivable ...         4,643             --            --          4,643
                                                                         --------       --------       -------       --------
Net cash provided (used) by investing activities ..................         3,967            939          (495)         4,411
                                                                         --------       --------       -------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     other notes payable ..........................................        10,301             --            --         10,301
  Payments under line-of-credit facilities and other notes payable            (84)          (829)       (3,839)        (4,752)
  Payment of debt issuance costs ..................................            (4)          (163)           (4)          (171)
                                                                         --------       --------       -------       --------
Net cash provided (used) by financing activities ..................        10,213           (992)       (3,843)         5,378
                                                                         --------       --------       -------       --------
Net increase (decrease) in cash and cash equivalents ..............           862            627          (404)         1,085
Cash and cash equivalents at beginning of period ..................        13,290         17,125         9,601         40,016
                                                                         --------       --------       -------       --------
Cash and cash equivalents at end of period ........................        14,152         17,752         9,197         41,101
Restricted cash and cash equivalents at end of period .............        (1,875)       (16,338)       (6,084)       (24,297)
                                                                         --------       --------       -------       --------
Unrestricted cash and cash equivalents at end of period ...........      $ 12,277       $  1,414       $ 3,113       $ 16,804
                                                                         ========       ========       =======       ========

6. Contingencies

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

      In addition to its other ordinary course litigation, the Company became a defendant in a proceeding on December 15, 1998. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal. In July 2002, the court of appeals reversed the dismissal of the approximately $7 million of claims of the sister company of the plaintiff. The plaintiff and its sister company are currently seeking to consolidate their cases, which allege combined damages of approximately $15 million. The Company is continuing to evaluate this action and its potential impact, if any, on the Company and accordingly cannot predict the outcome with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in this action and intends to defend this matter vigorously. The Company does not believe that any likely outcome of this case will have a material adverse effect on the Company's financial condition or results of operations.

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of June 30, 2002, aggregate interest was approximately $1.6 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. One of the former RDI stockholders is currently employed by the Company in a key management position. The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

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

      Required disclosures for the Company's business segments are as follows (in thousands):

                                                                         Residential
                                                              Resorts   Land and Golf      Totals
                                                              -------   -------------      ------
      As of and for the three months ended June 30, 2002
      Sales                                                   $42,226      $ 28,887      $ 71,113
      Other resort and golf operations revenue                  5,775           936         6,711
      Depreciation expense                                        666           307           973
      Field operating profit                                    6,249         6,691        12,940
      Inventory, net                                           79,373       104,529       183,902

      As of and for the three months ended July 1, 2001
      Sales                                                   $37,262      $ 22,921      $ 60,183
      Other resort and golf operations revenue                  5,961           629         6,590
      Depreciation expense                                        566           264           830
      Field operating profit                                    6,876         4,622        11,498
      Inventory, net                                           98,594       101,532       200,126

      Field operating profit for reportable segments reconciled to consolidated income before income taxes is as follows (in thousands):

                                                                   Three Months Ended
                                                                -----------------------
                                                                 June 30,       July 1,
                                                                   2002          2001
                                                                -----------------------
            Field operating profit for reportable segments      $ 12,940       $ 11,498
            Interest income                                        3,763          4,062
            Gain on sale of notes receivable                       1,231            978
            Other expense                                           (458)          (404)
            Corporate general and administrative expenses         (4,634)        (4,399)
            Interest expense                                      (3,223)        (3,735)
            Provision for loan losses                             (1,081)        (1,290)
                                                                --------       --------
            Consolidated income before income taxes             $  8,538       $  6,710
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

g) A decreased willingness on the part of banks to extend direct customer home site financing, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales.

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

j) An increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure, which could, among other things, reduce the Company's interest income, increase loan losses and make it more difficult and expensive for the Company to sell and/or pledge receivables and reduce cash flow on and the fair value of retained interests on notes receivable sold.

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

m) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments, and/or other credit agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity. In addition, the failure to satisfy certain covenants contained in the Company's receivable purchase facilities could materially defer or reduce future cash receipts on the Company's retained interests in notes receivable sold. Any such failure could impair the fair value of the retained interests in notes receivable sold and materially, adversely impact the Company's liquidity position and its results of operations.

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

r) Risks relating to any joint venture that the Company is a party to, including risks that a dispute may arise with a joint venture partner, that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated.

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

      General

      Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, and there are no assurances that a continuation of or decline in existing conditions will not have a material adverse effect, the Company believes that current general economic conditions have not materially impacted the Company's financial position or results of operations as of and for the three months ended June 30, 2002.

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

      The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three months ended June 30, 2002, other than to the extent that the Company continually challenges and has historically increased the sales prices of its timeshare interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

      The Company believes that the terrorist attacks on September 11, 2001 in the United States and subsequent events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company's sales in its domestic sales offices. With the exception of the Company's La Cabana Beach and Racquet Club(TM) resort in Aruba ("La Cabana"), guests at the Company's Bluegreen Vacation Club(TM) destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. While there has been an adverse impact on sales at La Cabana during certain months in the post-September 11th period, based on current conditions the Company does not believe that there will be a long-term adverse impact on its sales in Aruba from decreased air travel, partially due to the fact that a significant portion of Aruba's tourist traffic comes from South America. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events would not have a material adverse impact on the Company's results of operations in future periods.

      The Company's real estate operations are managed under two divisions. The Resorts Division manages the Company's timeshare operations and the Residential Land and Golf Division acquires large tracts of real estate, which are subdivided, improved in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

      Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, or fair value, net of costs to dispose.

      A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on the Company's Condensed Consolidated Income Statement and the related retained interests in the portfolios are recorded on its Condensed Consolidated Balance Sheet at the time of sale. The amount of gains and the fair value of the retained interests recorded are based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to earnings currently. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and cash flow from the retained interests in notes receivable sold will decrease. This may cause a decline in the fair value of the retained interests and a charge to earnings currently. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. Declines in the fair value of the retained interests that are determined to be other than temporary are charged to operations. See "Credit and Purchase Facilities for Timeshare Receivables and Inventories" below.

      Critical Accounting Policies and Estimates

      The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including recognition under the percentage-of-completion method of accounting; the Company's reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's results of operations and financial condition could be materially adversely impacted.

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

            o When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases an interest in a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change, the Company's results of operations and financial condition could be adversely impacted.

            o The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors that the Company considers in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project. Should the Company's estimates of these factors change, the Company's results of operations and financial condition could be adversely impacted.

            o In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective April 1, 2002 for the Company. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets during the three months ended June 30, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition.

      Results of Operations

                                                                             Residential
      (Dollars in thousands)                             Resorts            Land and Golf            Total
                                                         -------            -------------            -----
      Three Months Ended June 30, 2002
      Sales                                           $ 42,226     100%    $ 28,887     100%    $ 71,113     100%
      Cost of sales                                    (10,740)    (25)     (14,227)    (49)     (24,967)    (35)
                                                      --------             --------             --------
      Gross profit                                      31,486      75       14,660      51       46,146      65
      Other resort and golf operations revenue           5,775      13          936       3        6,711       9
      Cost of other resort and golf operations          (4,749)    (11)        (970)     (3)      (5,719)     (8)
      Selling and marketing expenses                   (23,829)    (56)      (5,433)    (19)     (29,262)    (41)
      Field general and administrative expenses (1)     (2,434)     (6)      (2,502)     (9)      (4,936)     (7)
                                                                                       ----     --------    ----
      Field operating profit                          $  6,249      15%    $  6,691      23%    $ 12,940      18%
                                                      ========             ========             ========

      Three Months Ended July 1, 2001
      Sales                                           $ 37,262     100%    $ 22,921     100%    $ 60,183     100%
      Cost of sales                                     (8,347)    (22)     (11,724)    (51)     (20,071)    (33)
                                                      --------             --------             --------
      Gross profit                                      28,915      78       11,197      49       40,112      67
      Other resort and golf operations revenue           5,961      16          629       3        6,590      11
      Cost of resort and golf operations                (5,082)    (14)        (611)     (3)      (5,693)    (10)
      Selling and marketing expenses                   (20,454)    (55)      (4,618)    (20)     (25,072)    (48)
      Field general and administrative expenses (1)     (2,464)     (7)      (1,975)     (9)      (4,439)     (7)
                                                      --------             --------             --------
      Field operating profit                          $  6,876      19%    $  4,622      20%    $ 11,498      19%
                                                      ========             ========             ========

      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.6 million and $4.4 million for the three months ended June 30, 2002 and July 1, 2001, respectively.

      Sales and Field Operations

      Consolidated sales increased 18% to $71.1 million for the three-month period ended June 30, 2002 (the "2003 Quarter") from $60.2 million for the three-month period ended July 1, 2001 (the "2002 Quarter").

      As of June 30, 2002, approximately $4.0 million in estimated income on sales of $9.0 million was deferred under percentage-of-completion accounting. At March 31, 2002, approximately $5.0 million in estimated income on sales of $10.8 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income. The Company believes that such deferred income reflects its ability to acquire inventory, provide customers with the assurance that the projects have insurance bonds for the completion of development (on most of the Company's Residential Land & Golf projects) and pre-sell to customers prior to expending a significant portion of the projects' development costs. Based on current development schedules, the Company expects that a portion of the currently recorded deferred income will be recognized during the year ending March 30, 2003, although no assurances can be given as to the amount that will be recognized.

      Resorts Division. During the 2003 Quarter and the 2002 Quarter, the Resorts Division contributed $42.2 million or 59% and $37.3 million or 62%, respectively, of the Company's total consolidated sales.

      The table set forth below outlines the number of timeshare sales transactions and the average sales price per transaction for the Resorts Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                       Three Months Ended
                                                       ------------------
                                                      June 30,     July 1,
                                                        2002         2001
                                                       ------      ------
      Number of timeshare sales transactions            5,225       4,269
      Average sales price per transaction              $9,117      $8,965
      Gross margin                                         75%         78%

      The increase in Resorts Division sales to $42.2 million from $37.3 million during the 2003 Quarter and 2002 Quarter, respectively, was primarily due to an increased focus on marketing to the Company's growing Bluegreen Vacation Club owner base and to sales prospects referred to the Company by Bluegreen Vacation Club owners. The number of owner and referral sales prospects increased as a percentage of total sales prospects to 21% during the 2003 Quarter from 13% during the 2002 Quarter. Approximately 20% of the Company's owner and referral sales prospects bought a Timeshare Interest during the 2003 Quarter as opposed to approximately 10% of the Company's sales prospects from other marketing sources. This combined with an 18% overall increase in the number of sales prospects seen by the Company, to 45,597 prospects during the 2003 Quarter from 38,582 prospects during the 2002 Quarter, and the increase in average sales price caused the increase in sales during the 2003 Quarter. These increases more than offset the impact of closing the Cleveland off-site sales office near the end of the 2002 Quarter. The Cleveland office generated $1.5 million of sales during the 2002 Quarter. In addition, timeshare sales during the 2003 Quarter included $2.8 million in remarketing fees earned by the Company as servicer under timeshare receivable purchase facilities, compared to $39,000 of such fees during the 2002 Quarter. See the discussion below on selling and marketing expenses for further information on these fees.

      Gross margin decreased to 75% during the 2003 Quarter from 78% during the 2002 Quarter. The decrease is due to the relative costs of the specific Timeshare Interests sold during the respective periods. Approximately 35% of the Resorts Division's sales during the 2003 Quarter were of Timeshare Interests at resorts with product costs that yield gross margins less than 70%. During the 2002 Quarter, properties that yielded gross margins less than 70% only comprised 23% of the Resorts Division's total timeshare sales. The Company can deed Timeshare Interests in its resorts that participate in the Bluegreen Vacation Club at any of its sales offices where it is legally registered to do so. The specific Timeshare Interests that are deeded by the Company's sales offices are determined and managed by the Resorts Division's inventory management function, and depend on several non-financial factors including availability, demand and legal registration. Changes in the sales mix of specific Timeshare Interests sold will cause fluctuations in the Resorts Division's gross margin between financial reporting periods. There can be no assurances that changes in the Resorts Division's sales mix will not adversely impact the Resorts Division's results of operations in future periods.

      Selling and marketing expenses for the Resorts Division increased as a percentage of sales for the Resorts Division to 56% during the 2003 Quarter from 55% during the 2002 Quarter. This increase results from the increase in remarketing fees included in the Company's sales during the 2003 Quarter. As indicated above, sales during the 2003 Quarter included $2.8 million in remarketing fees earned by the Company as servicer under timeshare receivables purchase facilities, compared to $39,000 of such fees in the 2002 Quarter. Under these facilities, the Company remarkets certain Timeshare Interests that have been acquired by the receivable purchasers or the securitization trust through the default of the receivables that were previously sold by the Company. The remarketing fees on these Timeshare Interests equal 40% to 50% of the sales price. The Company's selling and marketing expenses incurred in such remarketing efforts, which include marketing expenses and commissions typical of similar timeshare sales, represent a higher percentage of the remarketing fees than selling and marketing expenses represent as a percentage of Timeshare Interest sales generally. In other words, the field operating profit on remarketing fees are lower than the field operating profit from timeshare sales, generally. To the extent remarketing fees in future periods are material, the Company's overall selling and marketing expenses, as a percentage of sales for the Resorts Division, will be similarly impacted. Excluding the effect of remarketing Timeshare Interests on behalf of the receivable purchasers, selling and marketing expenses as a percentage of sales for the Resorts Division would have decreased to 52% for the 2003 Quarter from 54% for the 2002 Quarter. This decrease was due to the greater percentage of owner and referral sales, which carry lower marketing costs, during the 2003 Quarter as compared to the 2002 Quarter, as discussed above. See "Credit and Purchase Facilities for Timeshare Receivables and Inventories", below, for further information about the Company's timeshare receivables purchase facilities.

      Residential Land and Golf Division. During the 2003 Quarter and the 2002 Quarter, residential land and golf sales contributed $28.9 million or 41% and $22.9 million or 38%, respectively, of the Company's total consolidated sales.

      The table set forth below outlines the number of parcels sold and the average sales price per parcel for the Residential Land and Golf Division for the periods indicated, before giving effect to the percentage-of-completion method of accounting and bulk sales.

                                                       Three Months Ended
                                                       ------------------
                                                    June 30,      July 1,
                                                      2002         2001
                                                    -------       -------
      Number of parcels sold                            405           481
      Average sales price per parcel                $57,843       $57,127
      Gross margin                                       51%           49%

      Residential Land and Golf Division sales increased primarily as a result of increased recognized sales at the Preserve at Jordan Lake(TM) (the "Preserve"), the Company's golf course community located near the Raleigh-Durham area of North Carolina, which increased to $10.5 million during the 2003 Quarter as compared to $4.5 million during the 2002 Quarter due to the impact of percentage-of-completion accounting. Under percentage-of-completion accounting, the Company is required to defer revenue on projects where development activities are not substantially complete. During the 2003 Quarter, the Company substantially completed development activities on two phases of the Preserve, which allowed the Company to recognize $3.7 million of previously deferred sales. During the 2002 Quarter, the Company was required to defer $2.2 million of sales consummated at the Preserve during that period, as development activities were only partially completed at that point in time.

      Golf operations revenue increased 49% and the cost of golf operations increased 59% during the 2003 Quarter as compared to the 2002 Quarter primarily because the Company had the grand opening of its Brickshire(TM) golf course, designed by U.S. Open Champion Curtis Strange, in New Kent County, Virginia, during March 2002.

      Selling and marketing expenses for the Residential Land and Golf Division decreased as a percentage of sales to 19% from 20% during the 2003 Quarter as compared to the 2002 Quarter, respectively. Advertising expenses remained constant at approximately $2.1 million during each of the 2003 Quarter and the 2002 Quarter, while the Residential Land and Golf Division's overall commission percentage also remained constant at approximately 9.5%. The Residential Land and Golf Division's ability to hold these expenses constant combined with the increase in sales discussed above caused selling and marketing expenses to decrease as a percentage of sales during the 2003 Quarter as compared to the 2002 Quarter.

      Field general and administrative expenses for the Residential Land and Golf Division increased 27% to $2.5 million during the 2003 Quarter from $2.0 million during the 2002 Quarter, primarily due to the timing of compensation earned by regional management based on sales closings during the 2003 Quarter.

      Interest Income

      Interest income was $3.8 million and $4.1 million for the 2003 Quarter and 2002 Quarter, respectively. The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold and cash and cash equivalents. The decrease is due to lower interest rates earned during the 2003 Quarter on the Company's cash balances on hand during the respective periods.

      Gain on Sale of Notes Receivables

      The Company recognized $1.2 million and $978,000 of gains on the sale of timeshare notes receivables during the 2003 Quarter and 2002 Quarter, respectively. The Company sold $26.0 million as compared to $17.6 million of timeshare notes receivable during the 2003 Quarter and 2002 Quarter, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements).

      Corporate General and Administrative Expenses

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations" above.

      The Company's corporate general and administrative ("Corporate G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, acquisitions, mortgage servicing, treasury and legal. Corporate G&A totaled $4.6 million and $4.4 million during the 2003 Quarter and 2002 Quarter, respectively. The increase in the 2003 Quarter was primarily due to increased outside legal fees in the normal course of business.

      Interest Expense

      Interest expense decreased to $3.2 million for the 2003 Quarter from $3.7 million for the 2002 Quarter. The 14% decrease in the 2003 Quarter was due to lower outstanding balances on the Company's acquisition and development loans borrowed in prior years and lower interest rates on variable-rate facilities.

      Provision for Loan Losses

      The Company recorded provisions for loan losses totaling $1.1 million during the 2003 Quarter and $1.3 million for the 2002 Quarter.

      The Company's allowance for loan losses remained relatively constant as a percentage of its outstanding notes receivable balance as of June 30, 2002 and March 31, 2002, as shown below (amounts in thousands):

                                                                    Residential
                                                       Resorts     Land and Golf
                                                      Division        Division         Other           Total
                                                      ------------------------------------------------------
      June 30, 2002
      Notes receivable                                $ 54,726        $ 8,485        $ 1,746        $ 64,957
      Less:  allowance for loan losses                  (4,284)          (297)          (112)         (4,693)
                                                      --------        -------        -------        --------
      Notes receivable, net                           $ 50,442        $ 8,188        $ 1,634        $ 60,264
                                                      ========        =======        =======        ========
      Allowance as a % of gross notes receivable             8%             4%             6%              7%
                                                      ========        =======        =======        ========

      March 31, 2002
      Notes receivable                                $ 50,892        $ 7,079        $ 1,884        $ 59,855
      Less:  allowance for loan losses                  (3,782)          (313)          (112)         (4,207)
                                                      --------        -------        -------        --------
      Notes receivable, net                           $ 47,110        $ 6,766        $ 1,772        $ 55,648
                                                      ========        =======        =======        ========
      Allowance as a % of gross notes receivable             7%             4%             6%              7%
                                                      ========        =======        =======        ========

      Summary

      Based on the factors discussed above, the Company's net income increased 25% to $5.2 million in the 2003 Quarter from $4.1 million during the 2002 Quarter.

      Changes in Financial Condition

      Cash Flows From Operating Activities

      Cash flows from operating activities increased $8.8 million to net cash inflows of $76,000 from net cash outflows of $8.7 million in the 2003 Quarter and 2002 Quarter, respectively. The increase was primarily due to a $10.9 million increase in cash inflows related to the change in the Company's inventory balances, reflecting a decrease in inventory purchase activities during the 2003 Quarter as compared to the 2002 Quarter. During the 2002 Quarter, the Company purchased approximately 3,000 unsold Timeshare Interests in a resort which the Company renamed the Solara Surfside(TM) resort in Surfside, Florida for $7.1 million in cash. There was no comparable inventory acquisition of this size during the 2003 Quarter. The increase in operating cash flows was also due to a $4.1 million increase in net cash provided from the sale of timeshare notes receivable. The Company sold $26.0 million and $17.6 million of timeshare notes receivable at initial prices of 85% and 95% under various timeshare receivable purchase facilities in the 2003 Quarter and the 2002 Quarter, respectively. See "Credit and

      Purchase Facilities for Timeshare Receivables and Inventories" below for further discussion of the Company's note receivable purchase facilities. These increases in operating cash flows were partially offset by an increased net increase in notes receivable to $32.6 million from $26.1 million during the 2003 Quarter and 2002 Quarter, respectively.

      The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the condensed consolidated statements of cash flows. The majority of the Company's sales for the Resorts Division result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.

      Cash Flows From Investing Activities

      Cash flows from investing activities decreased $1.6 million to net cash inflows of $2.9 million in the 2003 Quarter compared to $4.4 million in the 2002 Quarter. The decrease was primarily due to a $4.7 million loan made to Napa Partners, LLC during fiscal 2001 that was collected by the Company during the 2002 Quarter with no such corresponding transaction occurring during the 2003 Quarter. This decrease was partially offset by a $2.6 million increase during the 2003 Quarter as compared to the 2002 Quarter in cash received on retained interests in notes receivable sold, due to additional notes receivable sold since the 2002 Quarter. Also, purchases of property and equipment decreased by $519,000 during the 2003 Quarter as compared to the 2002 Quarter.

      Cash Flows from Financing Activities

      Cash flows from financing activities decreased $9.3 million to net cash outflows of $3.9 million from net cash inflows of $5.4 million in the 2003 Quarter and 2002 Quarter, respectively. The decrease is due to payments in excess of borrowings under acquisition and development line-of-credit facilities and notes payable of $2.8 million during the 2003 Quarter as compared to borrowings in excess of payments under these lines and notes of $5.5 million during the 2002 Quarter. In addition, the Company paid $1.3 million of facility issuance costs during the 2003 Quarter, primarily related to the timeshare receivables purchase facility with ING, as compared to debt issuance costs of $171,000 during the 2002 Quarter. See "Credit and Purchase Facilities for Timeshare Receivables and Inventories" below for further discussion of the Company's timeshare receivables purchase facilities.

      Liquidity and Capital Resources

      The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales, (ii) down payments on home site and timeshare sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable including cash received from the Company's retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed arising from sales of Timeshare Interests and residential land home sites (collectively "Receivables") and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of Receivables, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory,
      (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future acquisitions.

      Credit and Purchase Facilities for Timeshare Receivables and Inventories

      The Company maintains various credit and purchase facilities with financial institutions that provide for receivable financing for its timeshare projects.

      The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a financed buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2003 Quarter, approximated 62% of sales. Accordingly, having facilities for the sale and hypothecation of these timeshare receivables is critical to meet the Company's short and long-term cash needs.

      In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the Purchase Facility, ING expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a special purpose finance subsidiary of the Company (the "Subsidiary"), and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

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

      Through August 7, 2002, the Company sold $109.2 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $92.8 million. As of August 7, 2002, the remaining amount of purchase price that can be obtained through the Purchase Facility upon the sale of additional notes receivable is approximately $44.3 million, based on the remaining facility limit as adjusted for cash already received by CSFB and ING on receivables previously sold (the $125.0 million facility limit is on a revolving basis). ING may attempt to securitize and sell the receivable portfolio purchased under the Purchase Facility. Should ING successfully consummate such a securitization and sale prior to April 16, 2003, the Subsidiary would again be able to sell additional notes receivable for a cumulative purchase price of up to $75.0 million under the Purchase Facility prior to April 16, 2003, at 85.0% of the principal balance, subject to the eligibility requirements and certain conditions precedent. There can be no assurances that ING will be able to successfully consummate any such securitization and sale prior to April 16, 2003, or at any time in the future, or that the Company would have additional eligible notes receivable to sell under the Purchase Facility (through the Subsidiary).

      In addition to the Purchase Facility, the Company is a party to a number of securitization transactions, all of which in the Company's opinion utilize customary structures and terms for transactions of this type. (The ING Purchase Facility dicussed above is the only facility in which the Company currently has the ability to receive fundings, with the Company's ability to sell receivables under prior facilities having expired.) In each securitization, the Company sells receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables are sold on a non-recourse basis (except for breaches of customary representations and warranties) and the special purpose entity has a retained interest in the receivables sold. The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company's special purpose subsidiary as the holder of the retained interest in the receivables according to one of two specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interest in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company's subsidiary in its capacity as the holder of the retained interest. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent, or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interest in the receivables would be reduced until the outside investors were paid or the regular payment formula were resumed. Such a reduction in cash flow could cause a decline in the fair value of the Company's retained interest in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company's special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, the Company's obligation to service the receivables would terminate and it would cease to receive a servicing fee. In July 2002, the Company was advised that one of the portfolio performance covenants in the receivables purchase facility the Company entered into in October 2000 with Heller Financial, Inc. and Barclays Bank, PLC was not satisfied for three monthly periods. One of the investors in this facility has indicated that it believes the accelerated payment formula should be applied to all distributions under the facility as a result of the failure of such covenants to be satisfied. As of the date of this report, the Company believes that it is currently in compliance with all of the covenants under this facility and that the prior non-compliance should not require future application of the accelerated payment formula. The Company also believes that, if it were determined that the Company was not in compliance or that the prior non-compliance requires the temporary or permanent application of the accelerated payment formula under this facility, the application of the accelerated formula would not have a material adverse effect on the value of the retained interest in this transaction, or the Company's results of operations or financial condition.

      The Company seeks new timeshare receivable purchase facilities to replace expiring facilities. The Company is currently discussing terms for a potential new timeshare receivable purchase facility with a financial institution. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the timeshare area; and a deterioration in the Company's performance generally and the performance of the Company's timeshare notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell timeshare receivables under a current or future facility could have a material adverse impact on the Company's liquidity and operations.

      The Company had a timeshare receivables warehouse loan facility (the "Warehouse Facility"), which expired on April 16, 2002, with Heller Financial, Inc., a financial institution that was subsequently acquired by General Electric Capital Real Estate ("GE"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility had detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility was 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base was 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During fiscal 2002, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $13.7 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under timeshare receivables purchase facilities. The remaining balance of the Warehouse Facility was due on April 16, 2002; however, GE has represented to the Company that the remaining balance is not considered to be in default pending GE's approval of a new combined warehouse and purchase facility. The remaining balance on the

      Warehouse Facility continues to be repaid as principal and interest payments are collected on the timeshare notes receivable. As of July 28, 2002, there was $8.5 million outstanding under the Warehouse Facility. There can be no assurances that GE will approve the increase and extension of the Warehouse Facility or that GE will not declare the Warehouse Facility to be in default and due and payable immediately. The Company believes that in the event that GE requires the Warehouse Facility to be repaid, the revolving credit facility with Foothill Capital Corporation ("Foothill"), discussed below, or the Purchase Facility could be utilized to satisfy this obligation in the normal course of business.

      In addition, GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The borrowing period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan must be repaid by November 1, 2005, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina are sold, and subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at June 30, 2002 was $6.0 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful. To the extent such negotiations are not successful, the Company will be required to seek a replacement facility. No assurances can be given that such a replacement facility will be obtained on attractive terms or at all.

      On April 8, 2002, the Company entered into a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami). Borrowings occur as MM&S directly pays third-party contractors, vendors and suppliers who have been engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan will be released after the completion of all renovation work, to be no later than November 1, 2002, subject to documentation requirements. Principal will be repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004. As of June 30, 2002, $5.0 million was outstanding under the MM&S line-of-credit.

      The Company expects to close on a $35.0 million receivables warehouse facility and a $15.0 million acquisition and development facility for the Resorts Division with a financial institution during the quarter ending September 29, 2002. There can be no assurances that these facilities will close as anticipated.

      Under an existing, $30.0 million revolving credit facility with Foothill for the pledge of Residential Land and Golf Division receivables, the Company can use up to $10.0 million of the facility for the pledge of timeshare receivables. During the 2003 Quarter, the Company borrowed $1.7 million under this facility by pledging approximately $1.9 million in aggregate principal of timeshare receivables at a 90% advance rate. See the next paragraph for further details on this facility.

      Credit Facilities for Residential Land and Golf Receivables and
      Inventories

      The Company has a $30.0 million revolving credit facility with Foothill for the pledge of Residential Land and Golf Division receivables, with up to $10.0 million of the total facility available for Residential Land and Golf Division inventory borrowings and up to $10.0 million of the total facility available for the pledge of timeshare receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At June 30, 2002, the outstanding principal balance under this facility was approximately $6.3 million, $1.7 million of which related to timeshare receivables borrowings, as discussed above, and $4.6 million of which related to land receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

      The Company has a $35.0 million revolving credit facility, which expired in March 2002, with Finova Capital Corporation. The Company used this facility to finance the acquisition and development of residential land projects. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to the Company's Lake Ridge(TM) at Joe Pool Lake residential land project in Dallas, Texas ("Lake Ridge II"), the

      Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as home sites in Lake Ridge II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for the Company's Mystic Shores(TM) residential land project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores project. Principal payments on these loans are effected through agreed-upon release prices as home sites in Mystic Shores are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $16.5 million at June 30, 2002.

      On September 24, 1999, the Company obtained a $4.2 million line-of-credit with Branch Banking and Trust Company for the purpose of developing a golf course in the Company's Brickshire residential land community in New Kent County, Virginia (the "Golf Course Loan"). Through December 2001, the Company borrowed an aggregate $4.0 million under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments are payable in equal monthly installments of $35,000. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course, which was designed by U.S. Open Champion, Curtis Strange. As of June 30, 2002, $3.6 million was outstanding under the Golf Course Loan.

      The Company expects to close on a $50.0 million acquisition and development facility for the Residential Land and Golf Division with a financial institution during the quarter ending September 29, 2002. There can be no assurances that this facility will close as anticipated.

      Over the past several years, the Company has received approximately 90% to 99% of its land sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by land receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of certain local banks to extend more direct customer home site financing. No assurances can be given that local banks will continue to provide such customer financing.

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

      Other Credit Facility

      The Company has a $12.5 million unsecured line-of-credit with First Union National Bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2002 and the date of this report, there were no amounts outstanding under the line. This line-of-credit is an important source of short-term liquidity for the Company, as it allows the Company to fund through its timeshare receivables purchase facility less frequently than it otherwise would.

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

      The Company's material commitments for capital resources as of June 30, 2002, included the required payments due on its receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its timeshare and residential land projects based on its sales contracts with customers and commitments under noncancelable operating leases.

      The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of June 30, 2002 by period due (in thousands):

                                                               Payments Due By Period
                                             ------------------------------------------------------------
             Contractual                                  Less than      1 - 3        4 - 5        After 5
             Obligations                      Total        1 year        Years        Years         Years
      ---------------------------------      --------      -------      -------      -------      --------

      Receivable-backed notes payable        $ 15,655      $ 8,698      $    --      $ 6,344      $    613


      Lines-of-credit and notes payable        37,415        9,487       19,020        8,560           348

      10.50% senior secured notes
           payable                            110,000           --           --           --       110,000


      8.00% convertible subordinated
           notes payable to related
           parties                              6,000        6,000           --           --            --

      8.25% convertible subordinated
           debentures                          34,371           --        6,371        8,000        20,000

      Noncancelable operating leases            6,184        2,822        3,156          124            82
                                             --------      -------      -------      -------      --------
      Total contractual obligations          $209,625      $27,007      $28,547      $23,028      $131,043
                                             ========      =======      =======      =======      ========


      The Company intends to use cash flow from operations, including cash received from the sale of timeshare notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While the Company believes that it will be able to meet all required debt payments when due, there can be no assurances.

      The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred as of June 30, 2002 is approximately $6.9 million. The Company estimates that the total cash required to complete its residential land projects in which sales have occurred as of June 30, 2002 is approximately $30.4 million. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility (or any replacement facility) will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that will expire in fiscal 2003 and fiscal 2004. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. To the extent the Company was not able to sell notes receivable or borrow under such facilities, the Company's ability to satisfy its obligations would be materially adversely affected.

      The Company has a large number of credit facilities, indentures, other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurances can be given that such covenants will not limit the Company's ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

      The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company's business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and timeshare industries, some of which are beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations and support its operations, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt. The Company cannot provide any assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. In addition, many of our obligations under our debt arrangements contain cross-default or cross-acceleration provisions. As a result, if we default under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on our business.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

      For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since March 31, 2002.

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

      Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. Subsequent to the filing of such Form 10-K, there have been no material developments with respect to such litigation except regarding the matter described below:

      The Company became a defendant in an action that was filed in Colorado state court against the Company on December 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages to approximately $8 million, subject to the plaintiff's right of appeal. In July 2002, the court of appeals reversed the dismissal of the approximately $7 million of claims of the sister company of the plaintiff. The plaintiff and its sister company are currently seeking to consolidate their cases, which allege combined damages of approximately $15 million.

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

            None.

      Item 3. Defaults Upon Senior Securities

            None.

      Item 4. Submission of Matters to a Vote of Security Holders

            None.

      Item 5. Other Information


      On April 10, 2002, Levitt Companies, LLC ("Levitt"), a subsidiary of BankAtlantic Bancorp., Inc. ("BBC"), advised the Company that Levitt had acquired in private transactions (i) actual or beneficial ownership of an aggregate of approximately 5,882,353 shares of the Company's outstanding company stock from Morgan Stanley Real Estate Fund III, L.P., Morgan Stanley Real Estate Investors III, L.P., MSP Real Estate Fund, L.P. and MSREF III Special Fund, L.P., funds which are affiliates of Morgan Stanley Dean Witter & Co., Inc. (collectively, "Morgan Stanley"), and (ii) an aggregate of approximately 2,434,972 shares of the Company's outstanding common stock from Grace Brothers, Ltd. and Bradford T. Whitmore, individually (collectively with Grace Brothers, Ltd, the "Grace Sellers"). Of the shares acquired from Morgan Stanley, 5,548,416 shares were transferred to Levitt on April 10, 2002, and the remaining 333,937 shares were transferred to Levitt in June 2002. Based on a Schedule 13D filed by Levitt with the Securities and Exchange Commission on April 22, 2002, as a result of these purchases, Levitt and BBC owned an aggregate of approximately 39.2% of the Company's issued and outstanding shares, consisting of 4.8% of the Company's issued and outstanding shares owned of record by BBC and 34.2% beneficially owned by Levitt.


      Also on April 10, 2002, four representatives of the selling stockholders resigned from the Company's Board of Directors. The Board members who resigned were Bradford T. Whitmore of Grace Brothers, Ltd. and John B. Buza, Michael J. Franco and Joseph M. Zuber, all of Morgan Stanley.


      On August 14, 1998, the Company entered into a Securities Purchase Agreement (the "MS Purchase Agreement") with Morgan Stanley pursuant to which Morgan Stanley purchased an aggregate of approximately 5.88 million shares of common stock. The MS Purchase Agreement provided Morgan Stanley and its "permitted transferees" (as defined in the agreement) with various rights and protections, including the right to elect two members to the Company's Board of Directors, for so long as Morgan Stanley and its permitted transferees owned in the aggregate at least a specified percentage of the shares issued to Morgan Stanley under the MS Purchase Agreement. Under the MS Purchase Agreement,

      Morgan Stanley agreed to vote all of its shares for the election of management's slate to the Board of Directors. Morgan Stanley has sold or agreed to sell all of the shares it acquired under the MS Purchase Agreement to Levitt. Morgan Stanley has advised the Company that Levitt is not an affiliate, or "permitted transferee", of Morgan Stanley for purposes of the MS Purchase Agreement. As a result, (i) Levitt will not have any rights under the MS Purchase Agreement, and (ii) Levitt will not be subject to the provisions of the MS Purchase Agreement which required Morgan Stanley to vote its shares for management's board slate.


      The Company did not enter into any agreements with Levitt in connection with Levitt's acquisition of stock from Morgan Stanley and the Grace Sellers. Morgan Stanley has assigned to Levitt the rights which it had under a separate registration rights agreement dated August 14, 1998 with the Company to have the Company's shares issued under the MS Purchase Agreement registered under the Securities Act of 1933.


      For additional information about the Company's Board of Directors and stock ownership, see the Company's proxy statement previously filed in connection with the August 22, 2002 Annual Meeting of Shareholders.


      Item 6. Exhibits and Reports on Form 8-K

            10.146 Construction Loan Agreement dated April 8, 2002, between
                  Bluegreen Vacations Unlimited, Inc. and Marshall, Miller & Shroeder Investments Corporation.

            10.147 Promissory Note dated April 8, 2002, between Bluegreen
                  Vacations Unlimited, Inc. and Marshall, Miller & Shroeder Investments Corporation.

            10.148 Promissory Note dated July 1, 2002 between George F. Donovan and Bluegreen Corporation.

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated April 10, 2002, regarding the acquisition of approximately 39% of the Company's common stock by Levitt Companies, LLC and its affiliates. This event was reported under Item 5 "Other Events" and is described above under Item 5 "Other Information".

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the-undersigned thereunto duly authorized.

                                           BLUEGREEN CORPORATION
                                                (Registrant)

Date:  August 9, 2002                  By: /S/ GEORGE F. DONOVAN
                                           -----------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date:  August 9, 2002                  By: /S/ JOHN F. CHISTE
                                           -----------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 9, 2002                  By: /S/ ANTHONY M. PULEO
                                           -----------------------------------
                                           Anthony M. Puleo
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)