Form 10-Q
period 2002-09-29
BLUEGREEN CORP
filed 2002-11-13
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Quarterly period ended September 29, 2002

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of November 11, 2002, there were 27,281,881 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,526,581 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information (unaudited)

Item 1.   Financial Statements                                              Page

          Condensed Consolidated Balance Sheets at
               September 29, 2002 and March 31, 2002......................    3

          Condensed Consolidated Statements of Income - Three Months
               Ended September 29, 2002 and September 30, 2001............    4

          Condensed Consolidated Statements of Income - Six Months
               Ended September 29, 2002 and September 30, 2001............    5

          Condensed Consolidated Statements of Cash Flows - Six Months
               Ended September 29, 2002 and September 30, 2001............    6

          Notes to Condensed Consolidated Financial Statements ...........    8

          Management's Discussion and Analysis of
Item 2.        Results of Operations and Financial Condition .............   20

          Quantitative and Qualitative
Item 3.        Disclosures About Market Risk .............................   35

Item 4.   Controls and Procedures.........................................   36

Part II - Other Information

Item 1.   Legal Proceedings ..............................................   36

Item 2.   Changes in Securities and Use of Proceeds.......................   36

Item 3.   Defaults Upon Senior Securities ................................   36

Item 4.   Submission of Matters to a Vote of Security Holders ............   36

Item 5.   Other Information ..............................................   36

Item 6.   Exhibits and Reports on Form 8-K ...............................   37

Signatures................................................................   37

Certifications............................................................   38


Note: The term "Bluegreen" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                             September 29,   March 31,
                                                                 2002          2002
                                                                 ----          ----
                                                              (unaudited)     (Note)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $24.6 million and $27.7 million at
   September 29, 2002 and March 31, 2002, respectively) ....   $  59,463    $  48,715
Contracts receivable, net ..................................      24,120       21,818
Notes receivable, net ......................................      67,776       55,648
Prepaid expenses ...........................................      11,950       11,634
Inventory, net .............................................     168,839      187,688
Retained interests in notes receivable sold ................      46,639       38,560
Property and equipment, net ................................      49,090       49,338
Other assets ...............................................      28,862       21,760
                                                               ---------    ---------
   Total assets ............................................   $ 456,739    $ 435,161
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ...........................................   $   4,911    $   4,700
Accrued liabilities and other ..............................      46,647       39,112
Deferred income ............................................       3,760        5,043
Deferred income taxes ......................................      35,860       28,299
Receivable-backed notes payable ............................      13,812       14,628
Lines-of-credit and notes payable ..........................      41,263       40,262
10.50% senior secured notes payable ........................     110,000      110,000
8.00% convertible subordinated notes payable to related
    parties ................................................          --        6,000
8.25% convertible subordinated debentures ..................      34,371       34,371
                                                               ---------    ---------
   Total liabilities .......................................     290,624      282,415

Commitments and contingencies

Minority interest ..........................................       3,334        3,090

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued .............................................          --           --
Common stock, $.01 par value, 90,000 shares authorized;
   27,282 and 27,059 shares issued at September 29, 2002 and
   March 31, 2002, respectively ............................         273          271
Additional paid-in capital .................................     123,258      122,734
Treasury stock, 2,756 common shares at cost at both
    September 29, 2002 and March 31, 2002 ..................     (12,885)     (12,885)
Other comprehensive income .................................       4,151        2,433
Retained earnings ..........................................      47,984       37,103
                                                               ---------    ---------
   Total shareholders' equity ..............................     162,781      149,656
                                                               ---------    ---------
   Total liabilities and shareholders' equity ..............   $ 456,739    $ 435,161
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

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended
                                                            September 29,  September 30,
                                                                2002           2001
                                                                ----           ----
Revenues:
   Sales ...................................................   $83,386       $69,235
   Other resort and golf operations revenue ................     7,564         6,987
   Interest income .........................................     4,018         4,017
   Gain on sale of notes receivable ........................     2,037         1,051
   Other income, net .......................................        --           210
                                                               -------       -------
                                                                97,005        81,500
Costs and expenses:
   Cost of sales ...........................................    29,009        24,078
   Cost of other resort and golf operations ................     6,831         6,202
   Selling, general and administrative expenses ............    46,055        38,496
   Interest expense ........................................     3,321         3,362
   Provision for loan losses ...............................     1,561         1,605
   Other expense, net ......................................       676            --
                                                               -------       -------
                                                                87,453        73,743
                                                               -------       -------

Income before income taxes .................................     9,552         7,757
Provision for income taxes .................................     3,678         2,986
Minority interest in income of consolidated subsidiaries ...       151           194
                                                               -------       -------
Net income .................................................   $ 5,723       $ 4,577
                                                               =======       =======

Income per common share:

Basic ......................................................   $  0.23       $  0.19
                                                               =======       =======
Diluted ....................................................   $  0.21       $  0.17
                                                               =======       =======

Weighted average number of common and common equivalent shares:

Basic ......................................................    24,497        24,235
                                                               =======       =======
Diluted ....................................................    28,749        29,978
                                                               =======       =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                            Six Months Ended
                                                                      September 29,   September 30,
                                                                          2002            2001
                                                                          ----            ----
Revenues:
   Sales ..........................................................     $154,499        $129,418
   Other resort and golf operations revenue .......................       14,275          13,577
   Interest income ................................................        7,781           8,079
   Gain on sale of notes receivable ...............................        3,268           2,029
                                                                        --------        --------
                                                                         179,823         153,103
Costs and expenses:
   Cost of sales ..................................................       53,976          44,149
   Cost of other resort and golf operations .......................       12,550          11,895
   Selling, general and administrative expenses ...................       84,887          72,406
   Interest expense ...............................................        6,544           7,097
   Provision for loan losses ......................................        2,642           2,895
   Other expense, net .............................................        1,134             194
                                                                        --------        --------
                                                                         161,733         138,636
                                                                        --------        --------

Income before income taxes ........................................       18,090          14,467
Provision for income taxes ........................................        6,965           5,570
Minority interest in income of consolidated subsidiaries ..........          244             186
                                                                        --------        --------
Net income ........................................................     $ 10,881        $  8,711
                                                                        ========        ========

Income per common share:

Basic .............................................................     $   0.45        $   0.36
                                                                        ========        ========
Diluted ...........................................................     $   0.41        $   0.32
                                                                        ========        ========

Weighted average number of common and common equivalent shares:

Basic .............................................................       24,436          24,212
                                                                        ========        ========
Diluted ...........................................................       28,763          29,947
                                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                              September 29,    September 30,
                                                                                  2002             2001
                                                                                  ----             ----
Operating activities:
   Net income ...............................................................   $ 10,881        $  8,711
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in income of consolidated subsidiaries ..............        244             186
      Depreciation and amortization .........................................      4,638           4,096
      Amortization of discount on note payable ..............................         43             229
      Gain on sale of notes receivable ......................................     (3,268)         (2,029)
      Loss on sale of property and equipment ................................        211             111
      Provision for loan losses .............................................      2,642           2,895
      Provision for deferred income taxes ...................................      6,965           5,570
      Interest accretion on retained interests in notes receivable sold .....     (2,780)         (1,559)
      Proceeds from sales of notes receivable ...............................     45,837          30,832
      Proceeds from borrowings collateralized by notes
          receivable ........................................................      2,746          22,734
      Payments on borrowings collateralized by notes receivable .............     (3,340)        (13,267)
   Change in operating assets and liabilities:
      Contracts receivable ..................................................     (2,302)          3,784
      Notes receivable ......................................................    (72,892)        (57,110)
      Inventory .............................................................     22,297           3,871
      Other assets ..........................................................     (6,631)         (2,279)
      Accounts payable, accrued liabilities and other .......................      5,984           4,678
                                                                                --------        --------
Net cash provided by operating activities ...................................     11,275          11,453
                                                                                --------        --------

Investing activities:
   Purchases of property and equipment ......................................     (2,738)         (7,410)
   Sales of property and equipment ..........................................         32              43
   Cash received from retained interest in notes receivable sold ............      9,377           1,599
   Principal payments received on investment in note receivable .............         --           4,643
                                                                                --------        --------
Net cash provided (used) by investing activities ............................      6,671          (1,125)
                                                                                --------        --------

Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ....................................................     18,696          12,818
   Payments under line-of-credit facilities and other notes payable .........    (17,862)        (24,054)
   Payment of debt issuance costs ...........................................     (2,558)           (593)
   Payment under 8% convertible subordinated notes payable to related
    parties .................................................................     (6,000)             --
   Proceeds from exercise of employee and director stock options ............        526             120
                                                                                --------        --------
Net cash used by financing activities .......................................     (7,198)        (11,709)
                                                                                --------        --------

Net increase (decrease) in cash and cash equivalents ........................     10,748          (1,381)
Cash and cash equivalents at beginning of period ............................     48,715          40,016
                                                                                --------        --------
Cash and cash equivalents at end of period ..................................     59,463          38,635
Restricted cash and cash equivalents at end of period .......................    (24,620)        (29,756)
                                                                                --------        --------
Unrestricted cash and cash equivalents at end of period .....................   $ 34,843        $  8,879
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

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - continued
                             (amounts in thousands)
                                   (unaudited)

                                                                       Six Months Ended
                                                                -----------------------------
                                                                September 29,   September 30,
                                                                    2002            2001
                                                                    ----            ----
Supplemental schedule of non-cash operating, investing
    and financing activities

      Retained interests in notes receivable sold ...........      $11,883         $ 6,240
                                                                   =======         =======

      Property and equipment acquired through financing .....      $   124         $   297
                                                                   =======         =======

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ......................      $ 3,448         $ 2,745
                                                                   =======         =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 29, 2002
                                   (unaudited)

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

On October 14, 2002, the Board of Directors of Bluegreen(R) Corporation (the "Company") approved a change in the Company's fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the period ending December 31, 2002. The Company will file a Transition Report on Form 10-K for the nine months ending December 31, 2002 in accordance with applicable requirements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended September 29, 2002 are not necessarily indicative of the results to be expected for the nine months ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Organization

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf communities businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business ("Bluegreen Resorts") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully furnished vacation residence for an annual one-week period in perpetuity (currently sold by the Company only at its La Cabana Beach and Racquet Club(TM) resort ("La Cabana") in Aruba) and the second (sold at all of the Company's sites other than La Cabana), which entitles the buyer of the points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in 14 resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at three off-site sales locations. The Company's residential land and golf communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the six months ended September 29, 2002, sales generated by Bluegreen Resorts and Bluegreen Communities comprised approximately 64% and 36%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from resort property management services, resort title services, resort amenity operations, hotel operations and daily fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, land sold by Bluegreen Communities.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. The only non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations LLC(TM) (the "Joint Venture"), is consolidated as the Company holds a 51% equity interest in the Joint Venture, has an active role as the day-to-day manager of the Joint Venture's activities and has majority voting control of the Joint Venture's management committee. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.00% convertible subordinated notes payable (paid in full on September 11, 2002) and 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. The Company excluded approximately 1.6 million and 1.4 million anti-dilutive stock options from its computations of earnings per common share during the three and six months ended September 29, 2002, respectively, and excluded approximately 3.1 million anti-dilutive stock options from its computations of earnings per common share during both the three and six months ended September 30, 2001.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)                        Three Months Ended             Six Months Ended
                                                         September 29,  September 30,  September 29,  September 30,
                                                             2002           2001           2002           2001
                                                         -------------  -------------  -------------  -------------
Basic earnings per share - numerator:
    Net income .......................................      $ 5,723        $ 4,577        $10,881        $ 8,711
                                                            =======        =======        =======        =======

  Diluted earnings per share - numerator:
    Net income - basic ...............................      $ 5,723        $ 4,577        $10,881        $ 8,711
    Effect of dilutive securities (net of tax
       effects) ......................................          436            510            872          1,020
                                                            -------        -------        -------        -------
    Net income  - diluted ............................      $ 6,159        $ 5,087        $11,753        $ 9,731
                                                            =======        =======        =======        =======

Denominator:
  Denominator for basic earnings per share -
     weighted-average shares .........................       24,497         24,235         24,436         24,212
  Effect of dilutive securities:
       Stock options .................................           81             41            156             33
       Convertible securities ........................        4,171          5,702          4,171          5,702
                                                            -------        -------        -------        -------
 Dilutive potential common shares ....................        4,252          5,743          4,327          5,735
                                                            -------        -------        -------        -------
 Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions .....................................       28,749         29,978         28,763         29,947
                                                            =======        =======        =======        =======
 Basic earnings per common share .....................      $  0.23        $  0.19        $  0.45        $  0.36
                                                            =======        =======        =======        =======
 Diluted earnings per common share ...................      $  0.21        $  0.17        $  0.41        $  0.32
                                                            =======        =======        =======        =======

Sales of Notes Receivable and Related Retained Interests

When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains a residual interest, subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

The Company's retained interests in notes receivable sold are considered to be available-for-sale investments and, accordingly, are carried at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized holding gains or losses on retained interests in notes receivable sold are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

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

Recent Accounting Pronouncements

In 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") began a project to address the accounting for timeshare transactions. The proposed guidance is currently in the drafting stage of the promulgation process and no formal exposure draft has been issued to date; therefore, the Company is unable to assess the possible impact of this proposed guidance. Currently, it appears that a final pronouncement on timeshare transactions would not be effective until the fiscal year ending December 31, 2005.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for the Company's fiscal year ending December 31, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase to net income of approximately $22,000 (less than $0.01 per share) during the six months ended September 29, 2002. The Company did not incur any impairment charges as a result of adopting SFAS No. 142 during the six months ended September 29, 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company's fiscal year ending December 31, 2003. The new statement is not expected to have a material impact on the results of operations or financial position of the Company.

In December 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to the Company's fiscal 2003 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new statement did not have an impact on the Company's results of operations for the three or six months ended September 29, 2002.

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

The following table discloses the components of the Company's comprehensive income for the periods presented:

(in thousands)
                                                              Three Months Ended               Six Months Ended
                                                         September 29,   September 30,   September 29,   September 30,
                                                             2002            2001            2002            2001
                                                         -------------   -------------   -------------   -------------
Net income ...........................................      $ 5,723         $ 4,577         $10,881         $ 8,711
Net unrealized gains on retained interests in
     notes receivable sold, net of income taxes ......        1,423              --           1,718              --
                                                            -------         -------         -------         -------
Total comprehensive income ...........................      $ 7,146         $ 4,577         $12,599         $ 8,711
                                                            =======         =======         =======         =======

2.    Subsequent Event - Acquisition

On October 2, 2002, Leisure Plan, Inc., a wholly-owned subsidiary (the "Subsidiary") of the Company, acquired substantially all of the assets and assumed certain liabilities (the "Acquisition") of TakeMeOnVacation, LLC; RVM Promotions, LLC; and RVM Vacations, LLC (collectively, "TMOV"). The Subsidiary was a newly-formed entity with no prior operations. As part of the Acquisition, the Subsidiary agreed to pay to TMOV:

      o $2.3 million, which was paid in cash at the closing of the Acquisition on October 2, 2002 (including a $292,000 payment for certain refundable deposits);

      o     $500,000 payable in cash on March 31, 2003; and

      o Additional contingent consideration up to a maximum amount of $12.5 million through December 31, 2007, based on the Subsidiary's Net Operating Profit (as that term is defined in Section 1.49 of the Asset Purchase Agreement), as follows:

                  (i) 75% of the Subsidiary's Net Operating Profit, until the cumulative amount paid under this clause is $2.5 million;

                  (ii) with respect to additional Net Operating Profit not included in the calculation under clause (i), 50% of the Subsidiary's Net Operating Profit, until the cumulative amount paid under this clause (ii) is $5.0 million; and

                  (iii) with respect to additional Net Operating Profit not included in the calculation under clauses (i) and (ii), 25% of the Subsidiary's Net Operating Profit, until the cumulative amount paid under this clause (iii) is $5.0 million.

Applicable payments will be made after the end of each calendar year, commencing with the year ending December 31, 2003. In addition to the purchase price, the Subsidiary assumed certain liabilities of TMOV.

The $2.3 million paid at the closing was funded from the Company's operations. The Company anticipates that the Subsidiary will pay the contingent consideration, if earned pursuant to the Asset Purchase Agreement, from operations. The Company has guaranteed the payment by the Subsidiary if earned by TMOV pursuant to the Asset Purchase Agreement. The Company, if made to pay the contingent consideration, expects that it would fund the additional consideration from operations or from borrowings under one or more of the Company's existing or future credit facilities or timeshare receivable purchase facilities or from a combination thereof.

TMOV generates sales leads for timeshare interest sales utilizing various marketing strategies. Through the application of a proprietary, Oracle-based operating system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a timeshare sales presentation. The Subsidiary intends to use the assets acquired to generate sales prospects for the Company's timeshare sales business and for sales prospects that will be sold to other timeshare developers.

The assets acquired include prospects that purchased mini-vacation packages from TMOV. These prospects will become sales leads for timeshare interest sales for pre-determined, third-party developers when these vacations are taken. Additional assets acquired include customer lists for future mini-vacation package sales, property and equipment (including the aforementioned Oracle-based operating system), trademarks and servicemarks and accounts receivable. The liabilities assumed include trade accounts payable and commissions payable related to the assets acquired.

The effective date of the Acquisition is deemed to be September 30, 2002, in accordance with the Asset Purchase Agreement. The Acquisition will be accounted for using the purchase method.

The Company filed an initial Current Report on Form 8-K regarding the Acquisition on October 17, 2002, and will file a Form 8-K/A on or about December 16, 2002. The Form 8-K/A will include audited financial statements for TMOV as of and for the year ended December 31, 2001 and pro forma financial information, as required by the rules of the Securities and Exchange Commission.

3.    Sale of Notes Receivable

In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "CSFB/ING Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the CSFB/ING Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the CSFB/ING Purchase Facility, ING expanded and extended the CSFB/ING Purchase Facility's size and term. The CSFB/ING Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Finance Subsidiary") and the Finance Subsidiary sells the receivables to an owner's trust without recourse to the Company or the Finance Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the CSFB/ING Purchase Facility (collectively, the "Purchase Facility Agreements"), the Finance Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The CSFB/ING Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the CSFB/ING Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The CSFB/ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

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

During the three months ended September 29, 2002, the Finance Subsidiary sold $29.7 million of aggregate principal balance of notes receivable under the CSFB/ING Purchase Facility for a cumulative purchase price of $25.2 million. In connection with these sales, the Company recognized an aggregate $2.0 million gain and recorded retained interests in notes receivable sold of $6.6 million and servicing assets totaling $294,000.

During the six months ended September 29, 2002, the Finance Subsidiary sold $55.7 million, of aggregate principal balance of notes receivable under the CSFB/ING Purchase Facility for a cumulative purchase price of $47.3 million. In connection with these sales, the Company recognized an aggregate $3.3 million gain and recorded retained interests in notes receivable sold of $11.9 million and servicing assets totaling $566,000.

During the three and six months ended September 30, 2001, the Finance Subsidiary sold $17.0 million of timeshare receivables under the CSFB/ING Purchase Facility. Gross proceeds from the sale of these receivables were approximately $14.4 million. The Company recognized a $1.1 million gain on the sale of the receivables and recorded a $3.8 million retained interest in notes receivable sold and a $139,000 servicing asset.

The following assumptions were used to measure the initial fair value of the retained interests for the above sales under the CSFB/ING Purchase Facility:
Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

As of September 29, 2002, the Company had availability of approximately $21.1 million of aggregate purchase price that could be obtained through the sale of additional notes receivable under the CSFB/ING Purchase Facility.

4.    Inventory

During the three months ended September 29, 2002, the Company recognized an additional $750,000 impairment charge on the Company's Crystal Cove residential land project in Rockwood, Tennessee. This impairment charge is included in cost of sales in the condensed consolidated statements of income for the three and six months ended September 29, 2002. The impairment charge relates to the recent determination that a section of the Crystal Cove project could not be developed to a saleable status at a reasonable cost, and therefore will not be developed and sold.

On September 30, 2002, the Company acquired from Boyne Resorts USA ("BRU") approximately 11 acres of land to build and develop 3,328 timeshare interests at Boyne Mountain in northern Michigan. In connection with this acquisition, the Company also acquired (1) a real estate option to purchase land contiguous to the 11 acres on which it could, at its discretion, build additional timeshare interests; and (2) marketing rights at Boyne Mountain and Boyne Highlands, two of BRU's existing golf and ski resorts in northwest Michigan. The 11 acres of land, the real estate purchase option and the marketing rights were acquired for $960,000.

On October 8, 2002, the Company also acquired 433 unsold timeshare interests from BRU from existing inventory at the Big Sky Mountain resort, located in Big Sky, Montana, for $1.1 million.

On November 7, 2002, the Company acquired 341 unsold timeshare interests from BRU from existing inventory at the Hemlock resort at Boyne Mountain for approximately $576,000.

Also in connection with the above acquisitions and for no additional purchase price, the Company entered into an exclusive marketing agreement with Boyne Country Sports ("BCS"), an affiliate of BRU, which owns and operates retail stores which sell ski, snowboard and golf equipment at eight locations throughout Michigan. The Company intends to market its Bluegreen Vacation Club(TM) product through a variety of programs directed at BCS's customers.

5.    Receivable-backed Notes Payable

During the six months ended September 29, 2002, the Company borrowed an aggregate $2.7 million pursuant to an existing revolving credit facility with Foothill Capital Corporation ("Foothill"). Approximately $1.7 million and $1.0 million of this borrowing was collateralized by timeshare receivables and land receivables, respectively. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under this $30.0 million revolving credit facility, which is subject to current conditions, expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005. The outstanding balance on the Foothill facility as of September 29, 2002, was $5.7 million, including $3.0 million which was borrowed in a prior year.

6.    Line-of-Credit Borrowings

During the six months ended September 29, 2002, the Company borrowed $7.7 million under a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami). Borrowings occur as MM&S directly pays third-party contractors, vendors and suppliers who have been engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan will be released after the completion of all renovation work, to be no later than January 31, 2003, subject to documentation requirements. Principal is repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004. The outstanding balance on the MM&S loan was $3.6 million as of September 29, 2002.

On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the "GMAC Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The Company is the guarantor on the GMAC Facility. The GMAC Facility is secured by the real property home sites (and personal property related thereto) at the following residential land projects of the Company, as well as any residential land projects acquired by the Company with funds borrowed under the GMAC Facility (the "Secured Projects"):
Brickshire(TM) (New Kent County, Virginia); Mountain Lakes(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Facility, which are subject to certain conditions, can be made through September 25, 2004. Principal payments will be effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings will be prime plus 1.00% and will be payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Facility amount. The GMAC Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On September 25, 2002, the Company borrowed $11 million under the GMAC Facility and received cash proceeds of approximately $9 million. The $2 million deducted from the cash proceeds related to the repayment of existing debt on the Secured Projects of approximately $1.5 million and debt issuance costs totaling $500,000 including the first annual commitment fee, as described above. The Company intends to use the proceeds from the GMAC Facility to repay outstanding indebtedness on residential land projects, finance the acquisition and development of residential land projects and for general corporate purposes.

7.    Supplemental Guarantor Financial Information

On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), with the exception of the Joint Venture, Bluegreen Properties N.V. (TM), Resort Title Agency, Inc. (TM), any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less then $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

           CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 29, 2002

                                                                              COMBINED      COMBINED
                (UNAUDITED)                                    BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
               (IN THOUSANDS)                                 CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
ASSETS
    Cash and cash equivalents ...........................      $ 30,208       $ 19,307      $  9,948       $     --       $ 59,463
    Contracts receivable, net ...........................            --            929        23,191             --         24,120
    Intercompany receivable .............................        94,238             --            --        (94,238)            --
    Notes receivable, net ...............................         1,738          9,026        57,012             --         67,776
    Inventory, net ......................................            --         17,412       151,427             --        168,839
    Retained interests in notes receivable sold .........            --         46,639            --             --         46,639
    Investments in subsidiaries .........................         7,730             --         3,230        (10,960)            --
    Property and equipment, net .........................         9,759          2,033        37,298             --         49,090
    Other assets ........................................         7,523          5,425        27,864             --         40,812
                                                               --------       --------      --------      ---------       --------
       Total assets .....................................      $151,196       $100,771      $309,970      $(105,198)      $456,739
                                                               ========       ========      ========      =========       ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other ......................      $ 10,985       $ 25,092      $ 19,241             --       $ 55,318
    Intercompany payable ................................            --          8,637        85,601        (94,238)            --
    Deferred income taxes ...............................       (20,037)        27,358        28,539             --         35,860
    Lines-of-credit and receivable-backed
     notes payable ......................................         3,414          3,940        47,721             --         55,075
    10.50% senior secured notes payable .................       110,000             --            --             --        110,000
    8.25% convertible subordinated
      debentures ........................................        34,371             --            --             --         34,371
                                                               --------       --------      --------      ---------       --------
       Total liabilities ................................       138,733         65,027       181,102        (94,238)       290,624

    Minority interest ...................................            --             --            --          3,334          3,334

Total shareholders' equity ..............................        12,463         35,744       128,868        (14,294)       162,781
                                                               --------       --------      --------      ---------       --------
Total liabilities and shareholders' equity ..............      $151,196       $100,771      $309,970      $(105,198)      $456,739
                                                               ========       ========      ========      =========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED SEPTEMBER 29, 2002
                                                                             -------------------------------------
                                                                              COMBINED      COMBINED
                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales ...............................................      $     --       $  7,125      $ 76,261       $     --       $ 83,386
    Management fees .....................................         8,719             --            --         (8,719)            --
    Other resort and golf operations revenue ............            --          1,071         6,493             --          7,564
    Interest income .....................................            64          1,781         2,173             --          4,018
    Gain on sale of notes receivable ....................            --          2,037            --             --          2,037
                                                               --------       --------      --------       --------       --------
                                                                  8,783         12,014        84,927         (8,719)        97,005
COST AND EXPENSES
    Cost of sales .......................................            --          1,992        27,017             --         29,009
    Cost of other resort and golf operations ............            --            380         6,451             --          6,831
    Management fees .....................................            --            226         8,493         (8,719)            --
    Selling, general and administrative expenses ........         6,412          4,143        35,500             --         46,055
    Interest expense ....................................         2,543            104           674             --          3,321
    Provision for loan losses ...........................            --            100         1,461             --          1,561
    Other expense, net ..................................             1            527           148             --            676
                                                               --------       --------      --------       --------       --------
                                                                  8,956          7,472        79,744         (8,719)        87,453
                                                               --------       --------      --------       --------       --------
    Income (loss) before income taxes ...................          (173)         4,542         5,183             --          9,552
    Provision (benefit) for income taxes ................           (67)         1,557         2,188             --          3,678
    Minority interest in income of consolidated
        subsidiary ......................................            --             --            --            151            151
                                                               --------       --------      --------       --------       --------
    Net income (loss) ...................................      $   (106)      $  2,985      $  2,995       $   (151)      $  5,723
                                                               ========       ========      ========       ========       ========


                                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                             -------------------------------------
                                                                              COMBINED      COMBINED
                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales ...............................................      $     --       $  4,925      $ 64,310       $     --       $ 69,235
    Management fees .....................................         7,583             --            --         (7,583)            --
    Other resort and golf operations revenue ............            --            961         6,026             --          6,987
    Interest income .....................................           109          1,076         2,832             --          4,017
    Gain on sale of notes receivable ....................            --          1,051            --             --          1,051
    Other income, net ...................................            --             73           137             --            210
                                                               --------       --------      --------       --------       --------
                                                                  7,692          8,086        73,305         (7,583)        81,500
COST AND EXPENSES
    Cost of sales .......................................            --          1,548        22,530             --         24,078
    Cost of other resort and golf operations ............            --            427         5,775             --          6,202
    Management fees .....................................            --            266         7,317         (7,583)            --
    Selling, general and administrative
      expenses ..........................................         6,955          2,811        28,730             --         38,496
    Interest expense ....................................         1,954            278         1,130             --          3,362
    Provision for loan losses ...........................            --             26         1,579             --          1,605
                                                               --------       --------      --------       --------       --------
                                                                  8,909          5,356        67,061         (7,583)        73,743
                                                               --------       --------      --------       --------       --------
    Income (loss) before income taxes ...................        (1,217)         2,730         6,244             --          7,757
    Provision (benefit) for income taxes ................          (470)         1,001         2,455             --          2,986
    Minority interest in income of
      consolidated subsidiary ...........................            --             --            --            194            194
                                                               --------       --------      --------       --------       --------
    Net income (loss) ...................................      $   (747)      $  1,729      $  3,789       $   (194)      $  4,577
                                                               ========       ========      ========       ========       ========

                                                                              SIX MONTHS ENDED SEPTEMBER 29, 2002
                                                                              -----------------------------------
                                                                              COMBINED      COMBINED
                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales ...............................................      $     --       $ 11,632      $142,867       $     --       $154,499
    Management fees .....................................        16,340             --            --        (16,340)            --
    Other resort and golf operations revenue ............            --          1,901        12,374             --         14,275
    Interest income .....................................           136          3,536         4,109             --          7,781
    Gain on sale of notes  receivable ...................            --          3,268            --             --          3,268
                                                               --------       --------      --------       --------       --------
                                                                 16,476         20,337       159,350        (16,340)       179,823
COST AND EXPENSES
    Cost of sales .......................................            --          3,174        50,802             --         53,976
    Cost of other resort and golf operations ............            --            782        11,768             --         12,550
    Management fees .....................................            --            405        15,935        (16,340)            --
    Selling, general and administrative expenses ........        12,310          7,084        65,493             --         84,887
    Interest expense ....................................         4,889            225         1,430             --          6,544
    Provision for loan losses ...........................            --            182         2,460             --          2,642
    Other expense, net ..................................             1            844           289             --          1,134
                                                               --------       --------      --------       --------       --------
                                                                 17,200         12,696       148,177        (16,340)       161,733
                                                               --------       --------      --------       --------       --------
    Income (loss) before income taxes ...................          (724)         7,641        11,173             --         18,090
    Provision (benefit) for income taxes ................          (279)         2,631         4,613             --          6,965
    Minority interest in income of consolidated
        subsidiary ......................................            --             --            --            244            244
                                                               --------       --------      --------       --------       --------
    Net income (loss) ...................................      $   (445)      $  5,010      $  6,560       $   (244)      $ 10,881
                                                               ========       ========      ========       ========       ========


                                                                              SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                              -----------------------------------
                                                                              COMBINED      COMBINED
                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES   GUARANTORS    ELIMINATIONS   CONSOLIDATED
REVENUES
    Sales ...............................................      $     --       $ 10,677      $118,741       $     --       $129,418
    Management fees .....................................        14,239             --            --        (14,239)            --
    Other resort and golf operations revenue ............            --          1,820        11,757             --         13,577
    Interest income .....................................           362          2,111         5,606             --          8,079
    Gain on sale of notes receivable ....................            --          2,029            --             --          2,029
                                                               --------       --------      --------       --------       --------
                                                                 14,601         16,637       136,104        (14,239)       153,103
COST AND EXPENSES
    Cost of sales .......................................            --          3,434        40,715             --         44,149
    Cost of other resort and golf operations ............            --            792        11,103             --         11,895
    Management fees .....................................            --            629        13,610        (14,239)            --
    Selling, general and administrative expenses ........        13,533          5,856        53,017             --         72,406
    Interest expense ....................................         4,173            340         2,584             --          7,097
    Provision for loan losses ...........................            --            100         2,795             --          2,895

    Other expense (income), net .........................            --            (76)          270             --            194
                                                               --------       --------      --------       --------       --------
                                                                 17,706         11,075       124,094        (14,239)       138,636
                                                               --------       --------      --------       --------       --------
    Income (loss) before income taxes ...................        (3,105)         5,562        12,010             --         14,467
    Provision (benefit) for income taxes ................        (1,195)         2,100         4,665             --          5,570
    Minority interest in income of consolidated
        subsidiary ......................................            --             --            --            186            186
                                                               --------       --------      --------       --------       --------
    Net income (loss) ...................................      $ (1,910)      $  3,462      $  7,345       $   (186)      $  8,711
                                                               ========       ========      ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED SEPTEMBER 29, 2002
                                                                                   -----------------------------------
                                                                                          COMBINED      COMBINED
                                                                           BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                          CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ......................     $ 17,839      $ (8,727)     $  2,163      $ 11,275
                                                                            --------      --------      --------      --------
Investing activities:
   Purchases of property and equipment ................................         (705)         (260)       (1,773)       (2,738)
   Sales of property and equipment ....................................           --            --            32            32
   Cash received from retained interests in notes receivable sold .....           --         9,377            --         9,377
                                                                            --------      --------      --------      --------
Net cash provided (used) by investing activities ......................         (705)        9,117        (1,741)        6,671
                                                                            --------      --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
      other notes payable .............................................           --            --        18,696        18,696
  Payments under line-of-credit facilities and other notes payable ....          (62)       (1,459)      (16,341)      (17,862)
  Payment of debt issuance costs ......................................           (2)       (1,199)       (1,357)       (2,558)
  Payment under 8% convertible subordinated notes payable to
      related parties .................................................       (6,000)           --            --        (6,000)
  Proceeds from the exercise of employee and director stock
      options .........................................................          526            --            --           526
                                                                            --------      --------      --------      --------
Net cash (used) provided by financing activities ......................       (5,538)       (2,658)          998        (7,198)
                                                                            --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ..................       11,596        (2,268)        1,420        10,748
Cash and cash equivalents at beginning of period ......................       18,611        21,575         8,529        48,715
                                                                            --------      --------      --------      --------
Cash and cash equivalents at end of period ............................       30,207        19,307         9,949        59,463
Restricted cash at end of period ......................................         (173)      (16,610)       (7,837)      (24,620)
                                                                            --------      --------      --------      --------
Unrestricted cash and cash equivalents at end of period ...............     $ 30,034      $  2,697      $  2,112      $ 34,843
                                                                            ========      ========      ========      ========


                                                                                   SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                                   -----------------------------------
                                                                                          COMBINED      COMBINED
                                                                           BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                          CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities ......................     $ (8,419)     $  6,053      $ 13,819      $ 11,453
                                                                            --------      --------      --------      --------
Investing activities:
   Purchases of property and equipment ................................       (1,342)         (460)       (5,608)       (7,410)
   Sales of property and equipment ....................................           --            --            43            43
   Cash received from retained interests in notes receivable sold .....           --         1,599            --         1,599
   Principal payments received on investment in note receivable .......        4,643            --            --         4,643
                                                                            --------      --------      --------      --------
Net cash (used) provided by investing activities ......................        3,301         1,139        (5,565)       (1,125)
                                                                            --------      --------      --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     other notes payable ..............................................       10,301            --         2,517        12,818
  Payments under line-of-credit facilities and other notes payable ....      (10,363)       (1,948)      (11,743)      (24,054)
  Payment of debt issuance costs ......................................          (60)         (302)         (231)         (593)
  Proceeds from the exercise of employee and director stock
      options .........................................................          120            --            --           120
                                                                            --------      --------      --------      --------
Net cash used by financing activities .................................           (2)       (2,250)       (9,457)      (11,709)
                                                                            --------      --------      --------      --------
Net (decrease) increase in cash and cash equivalents ..................       (5,120)        4,942        (1,203)       (1,381)
Cash and cash equivalents at beginning of period ......................       13,290        17,125         9,601        40,016
                                                                            --------      --------      --------      --------
Cash and cash equivalents at end of period ............................        8,170        22,067         8,398        38,635
Restricted cash and cash equivalents at end of period .................       (1,685)      (20,599)       (7,472)      (29,756)
                                                                            --------      --------      --------      --------
Unrestricted cash and cash equivalents at end of period ...............     $  6,485      $  1,468      $    926      $  8,879
                                                                            ========      ========      ========      ========

8.    Contingencies

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

In addition to its other ordinary course litigation, the Company became a defendant in a proceeding on December 15, 1998. The plaintiff has asserted that the Company is in breach of its obligations under, and has made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleges fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleges that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. Subsequently, the damages sought were reduced to approximately $15 million by the court. During fiscal 2001, the court dismissed the plaintiff's claims related to promissory estoppel, covenant of good faith and fair dealing, breach of fiduciary duty and negligence. In addition, the court dismissed the claims alleged by a sister company of the plaintiff. The dismissals discussed above further reduced the plaintiff's claims for damages by approximately $7 million, subject to the plaintiff's right of appeal. In July 2002, the court of appeals reversed the dismissal of the approximately $7 million of claims of the sister company of the plaintiff. The plaintiff and its sister company are currently seeking to consolidate their cases, which allege combined damages of approximately $15 million. The Company is continuing to evaluate this action and its potential impact, if any, on the Company and accordingly cannot predict the outcome with any degree of certainty. However, based upon all of the facts presently under consideration of management, the Company believes that it has substantial defenses to the allegations in this action and intends to defend this matter vigorously. The Company does not believe that any likely outcome of this case will have a material adverse effect on the Company's financial condition or results of operations.

On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of September 29, 2002, aggregate interest was approximately $1.7 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. (One of the former RDI stockholders is currently employed by the Company in a key management position.) The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

9.    Business Segments

The Company has two reportable business segments. Bluegreen Resorts acquires, develops and markets Timeshare Interests at the Company's resorts and the Bluegreen Communities acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

Required disclosures for the Company's business segments are as follows (in thousands):

                                                           Bluegreen    Bluegreen
                                                            Resorts     Communities   Totals
                                                           ---------------------------------
As of and for the three months ended September 29, 2002
Sales                                                       $ 56,306     $ 27,080    $ 83,386
Other resort and golf operations revenue                       6,050        1,514       7,564
Depreciation expense                                             630          347         977
Field operating profit                                         8,611        5,182      13,793
Inventory, net                                                68,588      100,251     168,839

                                                           Bluegreen    Bluegreen
                                                            Resorts     Communities   Totals
                                                           ---------------------------------
As of and for the three months ended September 30, 2001
Sales                                                       $ 41,312     $ 27,923    $ 69,235
Other resort and golf operations revenue                       6,505          482       6,987
Depreciation expense                                             615          252         867
Field operating profit                                         6,477        5,746      12,223
Inventory, net                                                92,602       99,906     192,508

For the six months ended September 29, 2002
Sales                                                       $ 98,532     $ 55,967    $154,499
Other resort and golf operations revenue                      11,825        2,450      14,275
Depreciation expense                                           1,296          654       1,950
Field operating profit                                        14,860       11,873      26,733

For the six months ended September 30, 2001
Sales                                                       $ 78,574     $ 50,844    $129,418
Other resort and golf operations revenue                      12,466        1,111      13,577
Depreciation expense                                           1,181          516       1,697
Field operating profit                                        13,353       10,368      23,721

Field operating profit for reportable segments reconciled to consolidated income before income taxes is as follows (in thousands):

                                                  Three Months Ended              Six Months Ended
                                            -------------------------------------------------------------
                                            September 29,   September 30,   September 29,   September 30,
                                                2002            2001            2002            2001
                                            -------------------------------------------------------------
Field operating profit for reportable
    segments                                  $ 13,793        $ 12,223        $ 26,733        $ 23,721
Interest income                                  4,018           4,017           7,781           8,079
Gain on sale of notes receivable                 2,037           1,051           3,268           2,029
Other income (expense)                            (676)            210          (1,134)           (194)
Corporate general and administrative
    expenses                                    (4,738)         (4,777)         (9,372)         (9,176)
Interest expense                                (3,321)         (3,362)         (6,544)         (7,097)
Provision for loan losses                       (1,561)         (1,605)         (2,642)         (2,895)
                                              --------        --------        --------        --------
Consolidated income before income taxes       $  9,552        $  7,757        $ 18,090        $ 14,467
                                              ========        ========        ========        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make written or oral forward-looking statements in its annual report to stockholders, in press releases and in other written materials, and in oral statements made by its officers, directors and employees. Such statements may be identified by forward-looking words such as "may", "intend", "expect", "anticipate," "believe," "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for the Company's products, the Company's expected future sales, financial position, operating results and liquidity and capital resources and its business strategy, financial plan and expected capital requirements and trends in the Company's operations or results are forward-looking statements. Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. Factors that could adversely affect the Company's future results can also be considered general "risk factors" with respect to the Company's business, whether or not they relate to a forward-looking statement. The Company wishes to caution readers that the following important factors, among other risk factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

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

n) The risk of the Company incurring an unfavorable judgment in any litigation, and the impact of any related monetary or equity damages.

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

t) Risks that a short-term or long-term decrease in the amount of vacation travel (whether as a result of economic, political or other factors), including, but not limited to, air travel, by American consumers will have an adverse impact on the Company's timeshare sales.

u) Risks that the acquisition of a business by the Company will result in unforeseen liabilities, decreases of net income and/or cash flows of the Company, or otherwise prove to be less successful than anticipated.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

General

Real estate markets are cyclical in nature and highly sensitive to changes in national, regional and international economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. While a downturn in the economy in general or in the market for real estate could have a material adverse effect on the Company, and there are no assurances that a continuation of or decline in existing conditions will not have a material adverse effect, the Company believes that current general economic conditions have not materially impacted the Company's financial position or results of operations as of and for the three and six months ended September 29, 2002.

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

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company, with the majority of the Company's gross revenues and net earnings historically occurring in the quarters ending in June and September each fiscal year. As the Company's timeshare revenues grow as a percentage of total revenues, the Company believes that the fluctuations in revenues due to seasonality may be mitigated in part. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements). There can be no assurances that historical seasonal trends in quarterly revenues and earnings will continue or be mitigated by the Company's efforts.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three and six months ended September 29, 2002, other than to the extent that the Company continually reviews and has historically increased the sales prices of its timeshare interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

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

The Company's real estate operations are managed under two business segments. Bluegreen Resorts manages the Company's timeshare operations and Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

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

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      o In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate," the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting. Should the Company's estimates regarding the collectibility of its receivables change adversely or the Company's estimates of the total anticipated cost of its timeshare and residential land and golf projects increase, the Company's results of operations could be adversely impacted.

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

      o When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains a residual interest, subordinated tranches, rights to excess interest spread andservicing , all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change there would be a reduction in the fair value of the retained interests and the Company's results of operations and financial condition could be adversely impacted.

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

      o In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective April 1, 2002 for the Company. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets during the six months ended September 29, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition.

Results of Operations

                                                            Bluegreen                Bluegreen
(Dollars in thousands)                                       Resorts                Communities                 Total
                                                             -------                -----------                 -----
Three Months Ended September 29, 2002
Sales                                                 $  56,306      100%      $  27,080      100%      $  83,386      100%
Cost of sales                                           (14,307)     (25)        (14,702)     (54)        (29,009)     (35)
                                                      ---------                ---------                ---------
Gross profit                                             41,999       75          12,378       46          54,377       65
Other resort and golf operations revenue                  6,050       11           1,514        6           7,564        9
Cost of other resort and golf operations                 (5,394)     (10)         (1,437)      (5)         (6,831)      (8)
Selling and marketing expenses                          (31,209)     (55)         (5,270)     (19)        (36,479)     (44)
Field general and administrative expenses (1)            (2,835)      (5)         (2,003)      (7)         (4,838)      (6)
                                                      ---------                ---------                ---------
Field operating profit                                $   8,611       15%      $   5,182       19%      $  13,793       17%
                                                      =========                =========                =========


Three Months Ended September 30, 2001
Sales                                                 $  41,312      100%      $  27,923      100%      $  69,235      100%
Cost of sales                                            (9,741)     (24)        (14,337)     (51)        (24,078)     (35)
                                                      ---------                ---------                ---------
Gross profit                                             31,571       76          13,586       49          45,157       65
Other resort and golf operations revenue                  6,505       16             482        2           6,987       10
Cost of resort and golf operations                       (5,473)     (13)           (729)      (3)         (6,202)      (9)
Selling and marketing expenses                          (23,226)     (56)         (5,604)     (20)        (28,830)     (42)
Field general and administrative expenses (1)            (2,900)      (7)         (1,989)      (7)         (4,889)      (7)
                                                      ---------                ---------                ---------
Field operating profit                                $   6,477       16%      $   5,746       21%      $  12,223       18%
                                                      =========                =========                =========

Six Months Ended September 29, 2002
Sales                                                 $  98,532      100%      $  55,967      100%      $ 154,499      100%
Cost of sales                                           (25,047)     (25)        (28,929)     (52)        (53,976)     (35)
                                                      ---------                ---------                ---------
Gross profit                                             73,485       75          27,038       48         100,523       65
Other resort and golf operations revenue                 11,825       12           2,450        4          14,275        9
Cost of other resort and golf operations                (10,143)     (10)         (2,407)      (4)        (12,550)      (8)
Selling and marketing expenses                          (55,038)     (56)        (10,703)     (19)        (65,738)     (43)
Field general and administrative expenses (1)            (5,269)      (5)         (4,505)      (8)         (9,777)      (6)
                                                      ---------                ---------                ---------
Field operating profit                                $  14,860       15%      $  11,873       21%      $  26,733       17%
                                                      =========                =========                =========

Six Months Ended September 30, 2001
Sales                                                 $  78,574      100%      $  50,844      100%      $ 129,418      100%
Cost of sales                                           (18,088)     (23)        (26,061)     (51)        (44,149)     (34)
                                                      ---------                ---------                ---------
Gross profit                                             60,486       77          24,783       49          85,269       66
Other resort and golf operations revenue                 12,466       16           1,111        2          13,577       10
Cost of resort and golf operations                      (10,555)     (13)         (1,340)      (3)        (11,895)      (9)
Selling and marketing expenses                          (43,680)     (56)        (10,222)     (20)        (53,902)     (42)
Field general and administrative expenses (1)            (5,364)      (7)         (3,964)      (8)         (9,328)      (7)
                                                      ---------                ---------                ---------
Field operating profit                                $  13,353       17%      $  10,368       20%      $  23,721       18%
                                                      =========                =========                =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.7 million and $4.8 million for the three months ended September 29, 2002 and September 30, 2001, respectively, and $9.4 million and $9.2 million for the six months ended September 29, 2002 and September 30, 2001, respectively

Sales and Field Operations

Consolidated sales increased 20% to $83.4 million for the three-month period ended September 29, 2002 (the "2003 Quarter") from $69.2 million for the three-month period ended September 30, 2001 (the "2002 Quarter"). Consolidated sales increased 19% to $154.5 million for the six months ended September 29, 2002 (the "2003 Period") from $129.4 million for the six months ended September 30, 2001 (the "2002 Period"). See the discussion of sales by business segment, below.

As of September 29, 2002, approximately $3.8 million in estimated income on sales of $8.6 million was deferred under percentage-of-completion accounting. At March 31, 2002, approximately $5.0 million in estimated income on sales of $10.8 million was deferred. All such amounts are included on the Condensed Consolidated Balance Sheets under the caption Deferred Income. The Company believes that such deferred income reflects its ability to acquire inventory, provide customers with the assurance that the projects have insurance bonds for the completion of development (on most of Bluegreen Communities' projects) and pre-sell to customers prior to expending a significant portion of the projects' development costs.

Bluegreen Resorts. During the 2003 Quarter and the 2002 Quarter, Bluegreen Resorts contributed $56.3 million or 68% and $41.3 million or 60%, respectively, of the Company's total consolidated sales. During the 2003 Period and the 2002

Period, Bluegreen Resorts contributed $98.5 million or 64% and $78.6 million or 61%, respectively, of the Company's total consolidated sales.

The table set forth below outlines the number of timeshare sales transactions and the average sales price per transaction for Bluegreen Resorts for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                               Three Months Ended              Six Months Ended
                                               ------------------              ----------------
                                          September 29,   September 30,   September 29,   September 30,
                                              2002            2001            2002            2001
                                              ----            ----            ----            ----
Number of timeshare sales transactions        6,326           4,786          11,551           9,055
Average sales price per transaction         $ 9,225         $ 9,055         $ 9,176         $ 8,939
Gross margin                                     75%             76%             75%             77%

The 36% increase in Bluegreen Resorts' sales to $56.3 million during the 2003 Quarter from $41.3 million in the 2002 Quarter, and the 25% increase in Bluegreen Resorts' sales to $98.5 million from $78.6 million during the 2003 Period and 2002 Period, respectively, was primarily due to an increased focus on marketing to the Company's growing Bluegreen Vacation Club owner base and to sales prospects referred to the Company by Bluegreen Vacation Club owners or other prospects. The number of owner and referral sales prospects increased as a percentage of total sales prospects to 20% from 18% during the 2003 Quarter and 2002 Quarter, respectively, and to 21% from 16% during the 2003 Period and 2002 Period, respectively. During the 2003 Quarter and the 2003 Period, approximately 18% and 19%, respectively, of the Company's owner and referral sales prospects bought a Timeshare Interest as opposed to approximately 10% of the Company's sales prospects from other marketing sources. This combined with an 25% overall increase in the number of sales prospects seen by Bluegreen Resorts to 55,188 prospects during the 2003 Quarter from 44,285 prospects during the 2002 Quarter, and the increase in average sales price reflected in the above table caused the increase in sales during the 2003 Quarter. Total sales prospects seen by Bluegreen Resorts increased 22% to 100,785 from 82,867 during the 2003 Period and 2002 Period, respectively. In addition, sales at the Company's 51%-owned Big Cedar Wilderness Club(TM) resort increased by $2.8 million during the 2003 Quarter as compared to the 2002 Quarter, due to an increase in timeshare sales prospects generated through the Company's strategic marketing arrangement with Bass Pro Shops, Inc. and due to a decreased amount of Bluegreen Resorts' sales required to be deferred under the percentage-of-completion method of accounting.

Gross margin decreased to 75% during the 2003 Quarter from 76% during the 2002 Quarter. Gross margin decreased to 75% from 77% during the 2003 Period and 2002 Period, respectively. These decreases are due to the relative costs of the specific Timeshare Interests sold during the respective periods. The Company deeds Timeshare Interests in its resorts that participate in the Bluegreen Vacation Club at any of its sales offices where it is legally registered to do so. The specific Timeshare Interests that are deeded by the Company's sales offices are determined and managed by Bluegreen Resorts' inventory management function, and depend on several non-financial factors including availability, demand and legal registration. Changes in the sales mix of specific Timeshare Interests sold will cause fluctuations in Bluegreen Resorts' gross margin between financial reporting periods. There can be no assurances that changes in Bluegreen Resorts' sales mix will not adversely impact Bluegreen Resorts' and/or the Company's results of operations in future periods.

Selling and marketing expenses for Bluegreen Resorts decreased as a percentage of sales for Bluegreen Resorts to 55% during the 2003 Quarter from 56% during the 2002 Quarter. The decrease during the 2003 Quarter was primarily due to the increased use of owner and referral marketing programs described above, as such programs typically carry lower costs per sales prospect and higher prospect-to-sale conversion ratios. Such expenses remained constant at 56% during both the 2003 Period and 2002 Period.

Bluegreen Communities. During the 2003 Quarter and the 2002 Quarter, Bluegreen Communities contributed $27.1 million or 32% and $27.9 million or 40%, respectively, of the Company's total consolidated sales, reflecting a 3% decrease. During the 2003 Period and the 2002 Period, Bluegreen Communities contributed $56.0 million or 36% and $50.8 million or 39%, respectively, of the Company's total consolidated sales, reflecting a 10% increase.

The table set forth below outlines the number of parcels sold and the average sales price per parcel for Bluegreen Communities for the periods indicated, before giving effect to the percentage-of-completion method of accounting and bulk sales.

                                       Three Months Ended              Six Months Ended
                                       ------------------              ----------------
                                  September 29,   September 30,   September 29,   September 30,
                                      2002            2001            2002            2001
                                      ----            ----            ----            ----
Number of parcels sold                   465             337             870             818
Average sales price per parcel       $59,989         $62,065         $58,990         $59,161
Gross margin                              46%             49%             48%             49%

The $843,000 decrease in Bluegreen Communities' sales during the 2003 Quarter as compared to the 2002 Quarter, was primarily due to the impact of the percentage-of-completion method of accounting. Under percentage-of-completion accounting, the Company is required to defer revenue on projects where development activities are not substantially complete. During the 2003 Quarter, development activities were only partially completed at several of the Company's projects at which sales had been consummated, requiring Bluegreen Communities to defer $1.4 million in sales. During the 2002 Quarter, the Company substantially completed development activities on several projects, which allowed the Company to recognize $2.5 million of previously deferred sales.

Bluegreen Communities' sales increased primarily as a result of increased recognized sales at the Preserve at Jordan Lake(TM) (the "Preserve"), the Company's golf course community located near the Raleigh-Durham area of North Carolina. Recognized sales at the Preserve increased $5.9 million to $16.6 million during the 2003 Period as compared to $10.7 million during the 2002 Quarter due to the impact of percentage-of-completion accounting. During the 2003 Period, the Company substantially completed development activities on two phases of the Preserve, which allowed the Company to recognize $3.7 million of previously deferred sales. During the 2002 Period, the Company was required to defer $1.3 million of sales consummated at the Preserve during that period, as development activities were only partially completed at that point in time.

Bluegreen Communities' gross margin decreased to 46% during the 2003 Quarter from 49% during the 2002 Quarter and to 48% from 49% during the 2003 Period and 2002 Period, respectively. The fluctuation is primarily due to the relative costs of the specific home sites sold during the respective periods. It should be noted that the Company recognized an additional $750,000 impairment charge on the Company's Crystal Cove residential land project in Rockwood, Tennessee during the 2003 Quarter. This impairment charge is included in cost of sales in the condensed consolidated statements of income for the three and six months ended September 29, 2002. The impairment charges relate to the recent determination that a section of the Crystal Cove project could not be developed to a saleable status at a reasonable cost and therefore will not be developed and sold. The Company had previously recognized impairment charges on the Crystal Cove property of approximately $6.3 million during the three years ended March 31, 2002. During the 2002 Quarter and 2002 Period, the Company had recognized impairment charges on Crystal Cove totaling $884,000 and $1.0 million, respectively. Golf operations revenue increased 214% and the cost of golf operations increased 97% during the 2003 Quarter as compared to the 2002 Quarter. Golf operations revenue increased 121% and the cost of golf operations increased 80% during the 2003 Period as compared to the 2002 Period. Such increases were primarily because the Company had the grand opening of its Brickshire(TM) golf course, designed by U.S. Open Champion Curtis Strange, in New Kent County, Virginia, during March 2002 and the grand opening of its Davis Love III-designed golf course at the Preserve in August 2002.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales to 19% from 20% during the 2003 Quarter as compared to the 2002 Quarter, respectively. Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales to 19% from 20% during the 2003 Period as compared to the 2002 Period, respectively. Advertising expenses decreased by 1% of sales during both the 2003 Quarter and 2003 Period as compared to the comparable prior year periods, while marketing management, commissions and sales expenses remained relatively constant as a percentage of sales during these periods.

Field general and administrative expenses for Bluegreen Communities increased 14% to $4.5 million during the 2003 Period from $4.0 million during the 2002 Period, primarily due to the timing of compensation earned by regional management based on sales closings during the 2003 Period. Field general and administrative expenses for Bluegreen Communities remained constant at approximately $2.0 million during both the 2003 Quarter and 2002 Quarter.

Interest Income

Interest income was $4.0 million during both the 2003 Quarter and 2002 Quarter and was $7.8 million and $8.1 million during the 2003 Period and 2002 Period, respectively. The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold and cash and cash equivalents. The decrease during the 2003 Period as compared to the 2002 Period is due to lower interest rates earned on the Company's cash balances on hand.

Gain on Sale of Notes Receivables

The Company recognized $2.0 million and $1.1 million of gains on the sale of timeshare notes receivables during the 2003 Quarter and 2002 Quarter, respectively. The Company recognized $3.3 million and $2.0 million of gains on the sale of timeshare notes receivables during the 2003 Period and 2002 Period, respectively. The Company sold $29.7 million as compared to $17.0 million of principal amount of timeshare notes receivable during the 2003 Quarter and 2002 Quarter, respectively. The Company sold $55.7 million and $34.6 million of principal amount of timeshare notes receivable during the 2003 Period and 2002 Period, respectively. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Credit and Purchase Facilities for Timeshare Receivables and Inventories," for further discussion of the Company's timeshare receivables purchase facilities.

Corporate General and Administrative Expenses

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations" above.

The Company's corporate general and administrative ("Corporate G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, acquisitions, mortgage servicing, treasury and legal. Corporate G&A totaled $4.7 million and $4.8 million during the 2003 Quarter and 2002 Quarter, respectively, and $9.4 million and $9.2 million during the 2003 Period and 2002 Period, respectively.

Interest Expense

Interest expense decreased 1% to $3.3 million for the 2003 Quarter from $3.4 million for the 2002 Quarter. Interest expense decreased 8% to $6.5 million from $7.1 million during the 2003 Period and 2002 Period, respectively. These decreases were due to lower outstanding balances on the Company's acquisition and development loans borrowed in prior years and lower interest rates on variable-rate facilities.

Provision for Loan Losses

The Company recorded provisions for loan losses totaling $1.6 million during both the 2003 Quarter and 2002 Quarter and totaling $2.6 million and $2.9 million during the 2003 Period and 2002 Period, respectively.

The Company's allowance for loan losses remained relatively constant as a percentage of its outstanding notes receivable balance as of September 29, 2002 and March 31, 2002, as shown below (amounts in thousands):

                                              Bluegreen     Bluegreen
                                               Resorts     Communities      Other         Total
                                              ---------------------------------------------------
September 29, 2002
Notes receivable                               $ 62,829      $  8,437      $  1,881      $ 73,147
Less:  allowance for loan losses                 (4,934)         (325)         (112)       (5,371)
                                               --------      --------      --------      --------
Notes receivable, net                          $ 57,895      $  8,112      $  1,769      $ 67,776
                                               ========      ========      ========      ========
Allowance as a % of gross notes receivable            8%            4%            6%            7%
                                               ========      ========      ========      ========

March 31, 2002
Notes receivable                               $ 50,892      $  7,079      $  1,884      $ 59,855
Less:  allowance for loan losses                 (3,782)         (313)         (112)       (4,207)
                                               --------      --------      --------      --------
Notes receivable, net                          $ 47,110      $  6,766      $  1,772      $ 55,648
                                               ========      ========      ========      ========
Allowance as a % of gross notes receivable            7%            4%            6%            7%
                                               ========      ========      ========      ========

Other Expense, net

Other expense, net of other income, increased to $676,000 net other expense from $210,000 net other income during the 2003 Quarter and 2002 Quarter, respectively. Other expense, net of other income, increased to $1.1 million from $194,000 during the 2003 Period and 2002 Period. These increases were primarily due to higher amortization of timeshare receivable purchase facility fees during the 2003 Quarter as compared to the 2002 Quarter, a casualty loss from a fire that occurred in a building at the 51%-owned Big Cedar Wilderness Club and a loss on the disposal of fixed assets used at two recently-closed telemarketing offices in Indiana..

Summary

Based on the factors discussed above, the Company's net income increased 25% to $5.7 million in the 2003 Quarter from $4.6 million during the 2002 Quarter. Net income increased 25% to $10.9 million from $8.7 million in the 2003 Period and 2002 Period, respectively.

Changes in Financial Condition

Cash Flows from Operating Activities

Cash flows from operating activities decreased $178,000 to net cash inflows of $11.3 million from $11.5 million in the 2003 Period and 2002 Period, respectively. The decrease was primarily due to a $20.0 million decrease in cash borrowings collateralized by notes receivable, as the Company monetized its eligible notes receivable primarily through its timeshare receivables purchase facilities as opposed to its receivable hypothecation facilities. Also, the increase in notes receivable was $15.8 million higher in the 2003 Period as compared to the 2002 Period, commensurate with the increase in Bluegreen Resorts sales during the 2003 Period as compared to the 2002 Period. There was a $6.1 million decrease in cash inflows related to the change in the Company's contract receivable balances, which are primarily related to unclosed land sales. These decreases in operating cash flows were partially offset by a $15.0 million increase in net cash provided from the sale of timeshare notes receivable. The Company sold $55.7 million and $34.6 million of principal amount of timeshare notes receivable at initial prices ranging from 85% to 95% under various timeshare receivable purchase facilities in the 2003 Period and the 2002 Period, respectively. Payments made on borrowings collateralized by notes receivable decreased $9.9 million during the 2003 Period as compared to the 2002 Period. Also, there was an $18.4 million increase in cash inflows related to the change in the Company's inventory balances, reflecting a decrease in inventory purchase activities during the 2003 Period as compared to the 2002 Period. During the 2002 Period, the Company purchased approximately 3,000 unsold Timeshare Interests in a resort which the Company renamed the Solara Surfside(TM) resort in Surfside, Florida for $7.1 million in cash. There was no comparable inventory acquisition of this size during the 2003 Period.

See "Credit and Purchase Facilities for Timeshare Receivables and Inventories" below for further discussion of the Company's timeshare receivables purchase facilities.

The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the condensed consolidated statements of cash flows. The majority of the Company's sales for Bluegreen Resorts result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.

Cash Flows from Investing Activities

Cash flows from investing activities increased $7.8 million to net cash inflows of $6.7 million in the 2003 Period compared to net cash outflows of $1.1 million in the 2002 Period. The increase was due to a $7.8 million increase during the 2003 Period as compared to the 2002 Period in cash received on retained interests in notes receivable sold, due to additional notes receivable sold since the 2002 Period.

Cash Flows from Financing Activities

Cash flows from financing activities increased $4.5 million to net cash outflows of $7.2 million from $11.7 million of net cash outflows in the 2003 Period and 2002 Period, respectively. The increase is due to borrowings under acquisition and development line-of-credit facilities and notes payable of $18.7 million during the 2003 Period as compared to $12.8 million during the 2002 Period. This increase is primarily due to a new acquisition and development line-of-credit entered into during the 2003 Period with Marshall, Miller and Schroeder Investments Corporation. See also Note 6 of Notes to Condensed Consolidated Financial Statements.

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

The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a financed buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2003 Period, approximated 61% of sales. Accordingly, having facilities for the sale and hypothecation of these timeshare receivables is a critical factor to the Company meeting its short and long-term cash needs.

In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the Purchase Facility, ING expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Subsidiary"), and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

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

Through November 11, 2002, the Company sold $138.9 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $118.0 million. As of November 11, 2002, the remaining amount of purchase price that can be obtained through the Purchase Facility upon the sale of additional notes receivable is approximately $25.5 million, based on the remaining facility limit as adjusted for cash already received by CSFB and ING on receivables previously sold (the $125.0 million facility limit is on a revolving basis). ING may attempt to securitize and sell the receivable portfolio purchased under the Purchase Facility. Should ING successfully consummate such a securitization and sale prior to April 16, 2003, the Company anticipates that the Subsidiary would again be able to sell additional notes receivable for a cumulative purchase price of up to $75.0 million under the Purchase Facility prior to April 16, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent. There can be no assurances that ING will be able to successfully consummate any such securitization and sale prior to April 16, 2003, or at any time in the future, or that the Company would have additional eligible notes receivable to sell under the Purchase Facility (through the Subsidiary).

In addition to the Purchase Facility, the Company is a party to a number of securitization transactions, all of which in the Company's opinion utilize customary structures and terms for transactions of this type. (The ING Purchase Facility discussed above is the only facility in which the Company currently has to ability to receive fundings, with the Company's ability to sell receivables under prior facilities having expired.) In each securitization, the Company sells receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables are sold on a non-recourse basis (except for breaches of customary representations and warranties) and the special purpose entity has a retained interest in the receivables sold. The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company's special purpose subsidiary as the holder of the retained interest in the receivables according to one of two specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interest in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company's subsidiary in its capacity as the holder of the retained interest. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interest in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of the Company's retained interest in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company's special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, the Company's obligation to service the receivables would terminate and it would cease to receive a servicing fee. In July 2002, the Company was advised that one of the portfolio performance covenants in the receivables purchase facility the Company entered into in October 2000 with Heller Financial, Inc. and Barclays Bank, PLC was not satisfied for three monthly periods. One of the investors in this facility has indicated that it believes the accelerated payment formula should be applied to all distributions under the facility as a result of the failure of such covenants to be satisfied. As of the date of this report, the Company believes that it is currently in compliance with all of the covenants under this facility and that the prior non-compliance should not require future application of the accelerated payment formula. The Company also believes that, if it were determined that the Company was not in compliance or that the prior non-compliance requires the temporary or permanent application of the accelerated payment formula under this facility or the Company otherwise agreed to use the accelerated formula, the application of the accelerated formula would not have a material adverse effect on the value of the retained interest in this transaction, or the Company's results of operations or financial condition.

The Company seeks new timeshare receivable purchase facilities to replace expiring facilities. As indicated above, the Purchase Facility will expire on April 16, 2003. The Company is currently discussing terms for a potential new timeshare receivable purchase facility with a financial institution. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the timeshare area; and a deterioration in the Company's performance generally and the performance of the Company's timeshare notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell timeshare receivables under a current or future facility could have a material adverse impact on the Company's liquidity and operations.

The Company had a timeshare receivables warehouse loan facility (the "Warehouse Facility"), which expired on April 16, 2002, with Heller Financial, Inc., a financial institution that was subsequently acquired by General Electric Capital Real Estate ("GE"). Loans under the Warehouse Facility bear interest at LIBOR plus 3.5%. The Warehouse Facility had detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Warehouse Facility was 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests except for eligible notes generated by Bluegreen Properties N.V. (TM), for which the borrowing base was 80%. The Warehouse Facility includes affirmative, negative and financial covenants and events of default. During fiscal 2002, the Company borrowed an aggregate $22.2 million under the Warehouse Facility, of which the Company repaid an aggregate $14.6 million by using cash generated from principal and interest payments on the underlying loans and proceeds from the sale of the underlying receivables under timeshare receivables purchase facilities. The remaining balance of the Warehouse Facility was due on April 16, 2002; however, GE has represented to the Company that the remaining balance is not considered to be in default pending GE's approval of a new combined warehouse and purchase facility. The remaining balance on the Warehouse Facility continues to be repaid as principal and interest payments are collected on the timeshare notes receivable. As of September 29, 2002, there was $7.6 million outstanding under the Warehouse Facility. There can be no assurances that GE will approve the increase and extension of the Warehouse Facility or that GE will not declare the Warehouse Facility to be in default and due and payable immediately. The Company believes that in the event that GE requires the Warehouse Facility to be repaid, the revolving credit facility with Foothill Capital Corporation ("Foothill"), discussed below, or the Purchase Facility could be utilized to satisfy this obligation in the normal course of business.

In addition, GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The borrowing period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. This borrowing was collateralized by the Company's Lodge Alley Inn(TM) resort and has since been paid in full. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest II(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at September 29, 2002 was $3.6 million. The Company is currently negotiating an extension and increase of the A&D Facility. There can be no assurances that the Company's negotiations will be successful. To the extent such negotiations are not successful, the Company will be required to seek a replacement facility. No assurances can be given that such a replacement facility will be obtained on attractive terms or at all.

On April 8, 2002, the Company entered into a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami). Borrowings occur as MM&S directly pays third-party contractors, vendors and suppliers who have been engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan will be released after the completion of all renovation work, to be no later than January 31, 2002, subject to documentation requirements. Principal is repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004. As of September 29, 2002, $3.6 million was outstanding under the MM&S line-of-credit.

The Company expects to close on a $50.0 million receivables warehouse facility and a $15.0 million acquisition and development facility for Bluegreen Resorts with a financial institution during the quarter ending December 31, 2002. There can be no assurances that these facilities will close as anticipated.

Under an existing, $30.0 million revolving credit facility with Foothill for the pledge of Residential Land and Golf Division receivables, the Company can use up to $10.0 million of the facility for the pledge of timeshare receivables. During the 2003

Period, the Company borrowed $1.7 million under this facility by pledging approximately $1.9 million in aggregate principal of timeshare receivables at a 90% advance rate. See the next paragraph for further details on this facility.

Credit Facilities for Residential Land Receivables and Inventories

The Company has a $30.0 million revolving credit facility with Foothill for the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of timeshare receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At September 29, 2002, the outstanding principal balance under this facility was approximately $5.7 million, $1.6 million of which related to timeshare receivables borrowings, as discussed above, and $4.1 million of which related to land receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the "GMAC Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The Company is the guarantor on the GMAC Facility. The GMAC Facility is secured by the real property home sites (and personal property related thereto) at the following residential land projects of the Company, as well as any residential land projects acquired by the Company with funds borrowed under the GMAC Facility (the "Secured Projects"):
Brickshire(TM) (New Kent County, Virginia); Mountain Lakes(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Facility can be made through September 25, 2004. Principal payments will be effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings will be prime plus 1.00% and will be payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Facility amount. The GMAC Facility documents include customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. On September 25, 2002, the Company borrowed $11 million under the GMAC Facility and received cash proceeds of approximately $9 million. The $2 million deducted from the cash proceeds related to the repayment of existing debt on the Secured Projects of approximately $1.5 million and debt issuance costs totaling $500,000 including the first annual commitment fee, as described above. The Company will use the proceeds from the GMAC Facility to repay outstanding indebtedness on residential land projects, finance the acquisition and development of residential land projects and for general corporate purposes.

The Company is currently negotiating and has received a term sheet regarding a $10 million, revolving line-of-credit for the pledge of residential land receivables with a financial institution. There can be no assurances that this line-of-credit will be obtained on attractive terms or at all.

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

Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of residential land and golf properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through home site releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 55%) of the home sites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Other Credit Facility

The Company has a $12.5 million unsecured line-of-credit with First Union National Bank. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2002. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of September 29, 2002 and the date of this report, there were no amounts outstanding under the line. This line-of-credit is an important source of short-term liquidity for the Company, as it allows the Company to fund through its timeshare receivables purchase facility less frequently than it otherwise would. The Company is seeking a renewal of this line-of-credit. There can be no assurances that the line will be renewed at all or on favorable terms.

Summary

The Company requires external sources of liquidity in order to support its operations and satisfy its debt and other obligations. The Company's level of debt and debt service requirements have several important effects on its operations, including the following: (i) the Company has significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse economic and industry conditions; (ii) the Company's leveraged position increases its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to the Company's indebtedness require the Company to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. Certain of the Company's competitors operate on a less leveraged basis and have greater operating and financial flexibility than the Company.

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Bluegreen Resorts business segment. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed but unsold Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company's successful regions in Texas.

The Company's material commitments for capital resources as of September 29, 2002, included the required payments due on its receivable-backed debt, lines-of-credit and other notes and debentures payable, commitments to complete its timeshare and residential land projects based on its sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of September 29, 2002 by period due (in thousands):

                                                             Payments Due By Period
                                            --------------------------------------------------------
              Contractual                               Less than     1 - 3       4 - 5      After 5
              Obligations                     Total       1 year      Years       Years       Years
              -----------                     -----       ------      -----       -----       -----


      Receivable-backed notes payable       $ 13,812    $  7,624                $  5,707    $    481

      Lines-of-credit and notes payable       41,263       3,466      20,469      16,997         331

      10.50% senior secured notes
          payable                            110,000                                         110,000

      8.25% convertible subordinated
          debentures                          34,371                   6,371       8,000      20,000

      Noncancelable operating leases           8,005       3,427       4,155         412          11
                                            --------    --------    --------    --------    --------
      Total contractual obligations         $207,451    $ 14,517    $ 30,995    $ 31,116    $130,823
                                            ========    ========    ========    ========    ========

The Company intends to use cash flow from operations, including cash received from the sale of timeshare notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While the Company believes that it will be able to meet all required debt payments when due, there can be no assurances.

The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred as of September 29, 2002 is approximately $9.8 million. The Company estimates that the total cash required to complete its residential land projects in which sales have occurred as of September 29, 2002 is approximately $33.2 million. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; the Company anticipates that it will incur such obligations in the future. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the timeshare receivables purchase facility discussed above and one or more replacement facilities the Company will seek to put in place will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that have expired or that will expire during the next 15 months. The Company will also be required to renew or replace its existing timeshare receivables purchase facility on or before April 16, 2003. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. To the extent the Company was not able to sell notes receivable or borrow under such facilities, the Company's ability to satisfy its obligations would be materially adversely affected.

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

The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company's business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and timeshare industries, some of which are beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations and support its operations, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt. The Company cannot provide any assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. In addition, many of our obligations under our debt arrangements contain cross-default or cross-acceleration provisions. As a result, if the Company defaults under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since March 31, 2002.

Item 4. Controls and Procedures

In November 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14(c) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to assure that the Company records, processes, summarizes and reports in a timely manner the material information that must be included in the Company's reports that are filed with or submitted to the Securities and Exchange Commission.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Certain other litigation involving the Company is described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002. Subsequent to the filing of such Form 10-Q, there have been no material developments with respect to such litigation.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Shareholders held on August 22, 2002, the shareholders voted on the matters listed below and in the proxy materials dated July 26, 2002. The results of voting were as follows:

                                                                          Shares Voted
                                                         ------------------------------------------------
                                                            For        Against     Abstain       Total
                                                            ---        -------     -------       -----
      Elect each of the following persons as
          directors of the Company for a three
          year term:

          John E. Abdo                                   23,183,194     94,036         --      23,277,230
          John Laguardia                                 23,174,529    102,701         --      23,277,230

      Ratify the appointment of Ernst & Young LLP
          as independent auditors of the Company's
          consolidated financial statements for the
          nine months ending December 31, 2002           23,253,949     19,017      4,264      23,277,230

The Company's Board of Directors is divided into three classes which have terms expiring at the Company's Annual Meeting of Shareholders over the next three years.

Item 5. Other Information

On October 14, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December

31, effective for the period ending December 31, 2002. The Company will file a Transition Report on Form 10-K for the nine months ending December 31, 2002 in accordance with applicable requirements.

In November 2002, the Board of Directors of the Company appointed Arnold Sevell to the Board of Directors. Mr. Sevell is an independent director and will also serve on the Company's Audit Committee. Mr. Sevell will serve in the class of directors whose term expires at the Company's Annual Meeting of Shareholders in 2003. Mr. Sevell, 54, has been the President of Sevell Realty Partners, Inc. (and its predecessor company), a full-service commercial real estate firm since 1989. From 1980 to 1987, Mr. Sevell held the position of Executive Vice President and Chief Operating Officer of Knight Enterprises, a commercial development firm.

Item 6. Exhibits and Reports on Form 8-K

      3.2         Amended and Restated By-laws of the Registrant.

      10.132 Amendment Number Three to Loan and Security Agreement dated August 28, 2002, by and between the Registrant and Foothill Capital Corporation.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated September 25, 2002, regarding the new $50 million revolving credit facility with Residential Funding Corporation discussed above under Item 2, "Credit Facilities for Residential Land and Golf Receivables and Inventories." This event was reported under Item 5 "Other Events."

      The Company filed a Current Report on Form 8-K dated October 2, 2002, regarding the acquisition of substantially all of the assets and certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC, discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. This event was reported under Item 2, "Acquisition of Assets." This same Form 8-K also reported the Company's change in fiscal year end under Item 8, "Change in Fiscal Year" and discussed above under Item 5, "Other Information."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLUEGREEN CORPORATION
                                             (Registrant)


Date: November 12, 2002              By: /S/ GEORGE F. DONOVAN
                                         -------------------------------------
                                         George F. Donovan
                                         President and
                                         Chief Executive Officer


Date: November 12, 2002              By: /S/ JOHN F. CHISTE
                                         -------------------------------------
                                         John F. Chiste
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 12, 2002              By: /S/ ANTHONY M. PULEO
                                         -------------------------------------
                                         Anthony M. Puleo
                                         Vice President and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)

                                 CERTIFICATIONS

I, George F. Donovan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Bluegreen
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                              /S/ GEORGE F. DONOVAN
                                                     ---------------------
                                                     George F. Donovan
                                                     Chief Executive Officer

I, John F. Chiste, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Bluegreen
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                              /S/ JOHN F. CHISTE
                                                     -----------------------
                                                     John F. Chiste
                                                     Chief Financial Officer