Form 10-K/A
period 2002-03-31
BLUEGREEN CORP
filed 2003-02-28
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. |_|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: $50,195,971 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 24, 2002 ($3.52 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

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

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                   PART I                                   PAGE

Item 1.   BUSINESS.............................................................1

Item 2.   PROPERTIES..........................................................21

Item 3.   LEGAL PROCEEDINGS...................................................21

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...........................................................23

Item 6.   SELECTED FINANCIAL DATA.............................................24

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION...........................................24

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........41

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................43

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................79

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................79

Item 11.  EXECUTIVE COMPENSATION  ............................................79

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......79

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................79

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....79

Signatures....................................................................81

Exhibit Index.................................................................82

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

      The Company's business involves certain risks and uncertainties and this Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Please see Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") for further discussion of these risks and uncertainties and factors that could cause the Company's actual results to differ materially from those suggested in the forward-looking statements. SEC rules require certain disclosure from real estate investment trusts and other companies whose business is primarily that of acquiring and holding for investment real estate. Because we are not a real estate investment trust and our business is not primarily acquiring and holding real estate for investment, we believe these disclosure rules do not apply to us. Nonetheless, the SEC is now encouraging us to provide certain information called for by this disclosure, and we have done so throughout this report as applicable. Part of this disclosure relates to whether we have policies with respect to the issuing of senior securities, investing in the securities of other companies for the purpose of exercising control, underwriting securities of other companies, or offering securities in exchange for property. We do not have policies covering these matters and believe that such policies, while common and important for real estate investment trusts, are not customary for companies in our industry. Any decisions related to these or similar matters would likely be addressed on a case by case basis by our board of directors. To the extent the board does act on any of these matters in the future, the board would, as with all matters, make decisions based on what it believes to be the best interests of our shareholders and would not submit these matters to shareholders for approval unless required to do so by applicable law or exchange rules.

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

      Realty taxes at the Company's timeshare resorts are the responsibility of the applicable property owners' association for each resort. Other than to the extent that the Company pays the resort property owners' associations annual developer subsidies or maintenance fees for the timeshare interests that the Company holds in inventory, the Company has no direct obligation for real estate taxes on its resorts.

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

      Shore Crest(TM)Vacation Villas--North Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

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

The following table sets forth additional data with respect to each of the Company's resorts:

                                            Laurel       Shore        Harbour       The       Christmas
                              Mountain-      Crest       Crest        Lights       Falls      Mountain
                                Loft        Pigeon       Myrtle       Myrtle      Village      Village
                             Gatlinburg,     Forge,      Beach,       Beach,      Branson,    Wisconsin,
Location                         TN           TN           SC           SC          MO        Dells, WI
----------------------------------------------------------------------------------------------------------
Date sales commenced             7/94         8/95        4/96         6/97        7/97         9/97

Number of Timeshare
Interests completed as
of March 31, 2002 (1) (2)       14,248       12,064      12,480       4,992        3,979        2,792

Number of Timeshare
Interests under
Construction as of
March 31, 2002 (1) (2)              --           --          --          --           --          416

Number of additional
Timeshare Interests
Planned (1) (2)                  4,680        8,840          --       8,736        9,256       12,364

Number of Timeshare
Interests in inventory at
March 31, 2002 (3)                 890          781       4,004         927          276          696

Average sales price
Per transaction (4) (5)        $ 7,979      $ 7,959     $ 8,588      $9,423      $10,005      $ 6,291

Number of Timeshare
Sales transactions (5)
Through March 31,2002           12,656        9,889      12,402       5,778        4,767        4,162

                               La Cabana   Shenandoah                   The      Big Cedar
                                Beach &     Crossing     Orlando's     Lodge     Wilderness    Solara
                                Racquet    Farm & Club   Sunshine    Alley Inn    Club (6)    Surfside
                                 Club,    Gordonsville,  Orlando,   Charleston,  Ridgedale,   Surfside,
Location                         Aruba         VA          FL           SC           MO          FL
-------------------------------------------------------------------------------------------------------
Date sales commenced             1/98         4/98        12/98        2/99         11/00       5/02

Number of Timeshare
Interests completed as
of March 31, 2002 (1) (2)        8,511        2,123       3,120       4,680          520          --

Number of Timeshare
Interests under
Construction as of
March 31, 2002 (1) (2)              --           --          --          --        2,496       6,001

Number of additional
Timeshare Interests
Planned (1) (2)                     --       10,400          --          --       23,920          --

Number of Timeshare
Interests in inventory at
March 31, 2002 (3)               3,874          402         531       1,868        1,617       6,001

Average sales price
Per transaction (4) (5)         $8,001      $ 9,189      $7,140      $9,596      $13,196          --

Number of Timeshare
Sales transactions (5)
Through March 31,2002            5,819        1,991       4,968       3,405          929          --

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

      The weighted-average interest rate on the Company's notes receivable by division was as follows:

                                                        As of
                                          ---------------------------------
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

                                                 Year Ended
                                     ------------------------------------
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

      Since fiscal 1999, the Company has maintained timeshare receivables purchase facilities with financial institutions. Under the current purchase facility (the "Purchase Facility") and through June 24, 2002, a special purpose finance subsidiary of the Company, Bluegreen Receivables Finance Corporation V, had sold $83.2 million aggregate principal amount of timeshare receivables in securitization transactions to Credit Suisse First Boston ("CSFB") and $26.0 million to ING Capital, LLC ("ING"), an affiliate of ING Bank NV. ING acquired the Purchase Facility from CSFB in April 2002. Receivables are sold under the Purchase Facility without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee. Subject to its terms, the Purchase Facility will allow the Company to sell up to an additional $41.2 million aggregate principal amount of timeshare receivables, on a revolving basis, through April 2003. The Company did not guarantee the payment of any amounts by obligors on the receivables or otherwise enter into any payment guarantees in connection with the Purchase Facility. See "Liquidity and Capital Resources" for further discussion of the Purchase Facility. The Company is currently negotiating a new timeshare receivables purchase facility with another financial institution. There can be no assurances that the Company's negotiations will result in the Company obtaining the new facility on acceptable terms to the Company, if at all. The Company's liquidity and financial condition could be materially adversely affected if it were not able to sell a material portion of the receivables it generates under its current or one or more future facilities. In obtaining such facilities, the Company is subject to factors impacting the securitization markets generally and to factors affecting the sale of timeshare receivables in particular, including the performance of the Company's receivables.

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

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of June 1, 2002.

      Name              Age                        Position
      ----              ---                        --------
George F. Donovan        63      President and Chief Executive Officer
John F. Chiste           46      Senior Vice President, Chief Financial Officer and Treasurer
Daniel C. Koscher        44      Senior Vice President - President, Land & Golf Division
John M. Maloney, Jr.     40      Senior Vice President - President, Resorts Division
Mark T. Ryall            42      Senior Vice President and Chief Information Officer
Allan J. Herz            42      Vice President and Director of Mortgage Operations
Susan J. Milanese        43      Vice President and Director of Human Resources
Anthony M. Puleo         34      Vice President and Chief Accounting Officer
Randi S. Tompkins        41      Vice President, Director of Corporate Legal Affairs and Clerk

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

      From time to time, the Company's Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of the Company's stock, prevailing market conditions, the Company's financial condition and available resources, other investment alternatives and other factors. The Company is not required to seek shareholder approval of share repurchase programs, has not done so in the past, and does not anticipate doing so in the future except to the extent it may be required to do so under applicable law. The Company did not repurchase any shares during fiscal year 2002. During fiscal years 2001 and 2000, the Company repurchased 198,000 and 1.6 million shares, respectively, under share repurchase programs at aggregate costs of $572,000 and $7.8 million, respectively. As of March 31, 2002 there were 694,500 shares remaining for purchase under the Company's current repurchase program, although the Company has no present intention of acquiring these remaining shares in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

      The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                           As of or for the Year Ended,
                                                        ------------------------------------------------------------------
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

      o During fiscal years 2001 and 2002, the Company deferred the cost of generating timeshare tours through telemarketing programs until such time as these tours were conducted, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare Statement of Position, "Accounting for Real Estate Time-Sharing Transactions", that was approved for exposure by the FASB on November 20, 2002. The cumulative effect of this change in accounting principle was $5.9 million, net of tax.

            Pro forma net income and earnings per share for each of the two years ended March 31, 2002, as if the Company had expensed the costs of generating timeshare tours as period costs during these periods, are as follows (in thousands, except per share amounts):

                                                       Year ended
                                                March 31,      April 1,
                                                  2002           2001
                                                  ----           ----

           Net income                           $   7,484     $   1,634
                                                =========     =========
           Basic earnings per share             $    0.31     $    0.07
                                                =========     =========
           Diluted earnings per share           $    0.31     $    0.07
                                                =========     =========

Results of Operations

                                                                                Residential
        (in thousands)                                 Resorts                 Land and Golf                   Total
                                                 -------------------        --------------------       -------------------
Year Ended March 31, 2002
Sales                                            $ 144,226       100%       $  96,402       100%       $ 240,628       100%
Cost of sales (1)                                  (33,588)      (23)         (52,937)      (55)         (86,525)      (36)
                                                 ---------                  ---------                  ---------
Gross profit                                       110,638        77           43,465        45          154,103        64
Other resort and golf operations revenues           23,149        16            2,321         2           25,470        11
Cost of resort and golf operations                 (20,506)      (14)          (3,038)       (3)         (23,544)      (10)

Field selling, general and administrative
   expenses (2)                                    (93,552)      (65)         (27,333)      (28)        (120,885)      (50)
                                                 ---------                  ---------                  ---------
Field operating profit                           $  19,729        14%       $  15,415        16%       $  35,144        15%
                                                 =========                  =========                  =========

Year Ended April 1, 2001
Sales                                            $ 140,975       100%       $  88,899       100        $ 229,874       100%
Cost of sales (1)                                  (31,049)      (22)         (47,746)      (54)         (78,795)      (34)
                                                 ---------                  ---------                  ---------
Gross profit                                       109,926        78           41,153        46          151,079        66
Other resort and golf operations revenues           22,762        16            1,887         2           24,649        11
Cost of resort and golf operations                 (22,068)      (16)          (2,883)       (3)         (24,951)      (11)
Field selling, general and administrative
   expenses (2)                                   (100,896)      (72)         (27,166)      (31)        (128,062)      (56)
                                                 ---------                  ---------                  ---------
Field operating profit                           $   9,724         7%       $  12,991        15%       $  22,715        10%
                                                 =========                  =========                  =========

Year Ended April 2, 2000
Sales                                            $ 117,271       100%       $  97,217       100%       $ 214,488       100%
Cost of sales (1)                                  (27,374)      (23)         (47,583)      (49)         (74,957)      (35)
                                                 ---------                  ---------                  ---------
Gross profit                                        89,897        77           49,634        51          139,531        65
Other resort and golf operations revenues           19,038        16            2,707         3           21,745        10
Cost of resort and golf operations                 (17,112)      (15)          (3,836)       (4)         (20,948)      (10)
Field selling, general and administrative
   expenses (2)                                    (84,413)      (72)         (25,918)      (27)        (110,331)      (51)
                                                 ---------                  ---------                  ---------
Field operating profit                           $   7,410         6%       $  22,587        23%       $  29,997        14%
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

                                                       Years Ended,
                                           ------------------------------------
                                           March 31,     April 1,      April 2,
                                             2002          2001          2000
                                             ----          ----          ----

  Number of timeshare sale transactions     16,414        16,240        13,518
  Average sales price per transaction      $ 8,989       $ 8,743       $ 8,410
  Gross margin                                  77%           78%           77%

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

                                                      Years Ended,
                                          -----------------------------------
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

      In June 2001, the Company executed agreements for the Purchase Facility with CSFB acting as the initial purchaser. In April 2002, ING acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the Purchase Facility, ING expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (Bluegreen Receivables Finance Corporation V, the "Subsidiary") and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary may receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms. The Company did not guarantee the payment of any amounts by obligors on the receivables or otherwise enter into any payment guarantees in connection with the Purchase Facility.

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

      The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of March 31, 2002 by period due (in thousands):

                                                                   Payments Due By Period
                                                  --------------------------------------------------------
        Contractual                                           Less than     1 - 3       4 - 5      After 5
        Obligations                                 Total      1 year       Years       Years       Years
        -----------                                 -----      ------       -----       -----       -----

Receivable-backed notes payable                   $ 14,628    $  9,816    $     --    $  4,105    $    707

Lines-of-credit and notes payable (1)               40,534       9,028      28,033       2,840         633

10.50% senior secured notes payable                110,000          --          --          --     110,000

8.00% convertible subordinated notes payable
   to related parties                                6,000       6,000          --          --          --

8.25% convertible subordinated debentures           34,371          --       2,371       8,000      24,000

Noncancelable operating leases                       6,908       2,973       3,641         260          34
                                                  --------    --------    --------    --------    --------
Total contractual obligations                     $212,441    $ 27,817    $ 34,045    $ 15,205    $135,374
                                                  ========    ========    ========    ========    ========

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                             March 31,     April 1,
                                                                                               2002          2001
                                                                                               ----          ----
ASSETS

Cash and cash equivalents (including restricted cash of approximately
   $27.7 million and $22.4 million at March 31, 2002 and April 1, 2001, respectively) ..    $  48,715     $  40,016
Contracts receivable, net ..............................................................       21,818        18,507
Notes receivable, net ..................................................................       55,648        74,796
Prepaid expenses .......................................................................       11,634        12,593
Inventory, net .........................................................................      187,688       193,634
Retained interests in notes receivable sold ............................................       38,560        19,898
Property and equipment, net ............................................................       49,338        41,462
Other assets ...........................................................................       21,760        18,775
                                                                                            ---------     ---------
          Total assets .................................................................    $ 435,161     $ 419,681
                                                                                            =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable .......................................................................    $   4,700     $   6,245
Accrued liabilities and other ..........................................................       39,112        31,171
Deferred income ........................................................................        5,043         5,314
Deferred income taxes ..................................................................       28,299        19,329
Receivable-backed notes payable ........................................................       14,628         8,702
Lines-of-credit and notes payable ......................................................       40,262        58,918
10.50% senior secured notes payable ....................................................      110,000       110,000
8.00% convertible subordinated notes payable to related parties ........................        6,000         6,000
8.25% convertible subordinated debentures ..............................................       34,371        34,371
                                                                                            ---------     ---------
   Total liabilities ...................................................................      282,415       280,050

Minority interest ......................................................................        3,090         2,841

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..................           --            --
Common stock, $.01 par value, 90,000 shares authorized; 27,059
   and 26,946 shares issued at March 31, 2002 and April 1, 2001, respectively ..........          271           269
Additional paid-in capital .............................................................      122,734       122,564
Treasury stock, 2,756 common shares at both March 31, 2002 and
   April 1, 2001, at cost ..............................................................      (12,885)      (12,885)

Net unrealized gains on retained interests in notes receivable sold, net of income taxes        2,433         1,471
Retained earnings ......................................................................       37,103        25,371
                                                                                            ---------     ---------
     Total shareholders' equity ........................................................      149,656       136,790
                                                                                            ---------     ---------
          Total liabilities and shareholders' equity ...................................    $ 435,161     $ 419,681
                                                                                            =========     =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                                    Year Ended
                                                                       -------------------------------------
                                                                       March 31,      April 1,     April 2,
                                                                         2002           2001         2000
                                                                       -------------------------------------
Revenues:
  Sales ............................................................   $ 240,628     $ 229,874     $ 214,488
  Other resort and golf operations .................................      25,470        24,649        21,745
  Interest income ..................................................      15,447        17,317        15,652
  Gain on sales of notes receivable ................................       6,280         3,281         2,063
  Other income .....................................................          --            --           192
                                                                       ---------     ---------     ---------
                                                                         287,825       275,121       254,140

Cost and expenses:
  Cost of sales ....................................................      86,525        78,795        74,957
  Cost of other resort and golf operations .........................      23,599        24,951        20,948
  Selling, general and administrative expenses .....................     140,189       147,592       128,491
  Interest expense .................................................      13,017        15,494        13,841
  Provision for loan losses ........................................       4,851         4,887         5,338
  Other expense ....................................................         162           400            --
                                                                       ---------     ---------     ---------
                                                                         268,343       272,119       243,575
                                                                       ---------     ---------     ---------

Income before provision for income taxes and minority interest .....      19,482         3,002        10,565
Provision for income taxes .........................................       7,501         1,156         4,055
Minority interest in income (loss) of consolidated subsidiary ......         249          (871)         (267)
                                                                       ---------     ---------     ---------
Net income .........................................................   $  11,732     $   2,717     $   6,777
                                                                       =========     =========     =========

Earnings per common share:

  Basic                                                                $     .48     $     .11     $     .29
                                                                       =========     =========     =========

  Diluted                                                              $     .46     $     .11     $     .28
                                                                       =========     =========     =========

Weighted-average number of common and common
   equivalent shares:
  Basic ............................................................      24,256        24,242        23,323
                                                                       =========     =========     =========
  Diluted ..........................................................      29,993        24,316        25,375
                                                                       =========     =========     =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                    Net
                                                                                                Unrealized
                                                                                                 Gains on
                                                                                                Retained
                                                                                                Interests
                                                                                                in Notes
                                              Common                Additional     Treasury     Receivable
                                              Shares      Common     Paid-in       Stock at    Sold, Net of   Retained
                                              Issued      Stock      Capital         Cost      Income Taxes   Earnings      Total
                                              ------      -----      -------         ----      ------------   --------      -----

Balance at March 29, 1999 .............       25,063    $     251    $ 107,206    $  (4,545)    $     560    $  15,877    $ 119,349
Net income ............................           --           --           --           --            --        6,777        6,777
Net unrealized gains on retained
  interests in notes receivable sold,
  net of income taxes .................           --           --           --           --           341           --          341
                                                                                                                          ---------
Comprehensive income ..................                                                                                       7,118
Sale of common stock, net of issuance
  costs ...............................        1,765           17       14,956           --            --           --       14,973
Shares issued to employees and
  directors upon exercise of
  stock options .......................          107            1          260           --            --           --          261
Income tax benefit from stock options
  exercised ...........................           --           --          111           --            --           --          111
Shares repurchased for treasury stock .           --           --           --       (7,768)           --           --       (7,768)
                                           ---------    ---------    ---------    ---------     ---------    ---------    ---------
Balance at April 2, 2000 ..............       26,935          269      122,533      (12,313)          901       22,654      134,044
Net income ............................           --           --           --           --            --        2,717        2,717
Net unrealized gains on retained
  interests in notes receivable sold,
  net of income taxes .................           --           --           --           --           570           --          570
                                                                                                                          ---------
Comprehensive income ..................                                                                                       3,287
Shares issued to employees and
  directors upon exercise of stock
  options .............................           11           --           28           --            --           --           28
Income tax benefit from stock
  options exercised ...................           --           --            3           --            --           --            3
Shares repurchased for treasury stock .           --           --           --         (572)           --           --         (572)
                                           ---------    ---------    ---------    ---------     ---------    ---------    ---------
Balance at April 1, 2001 ..............       26,946          269      122,564      (12,885)        1,471       25,371      136,790
Net income ............................           --           --           --           --            --       11,732       11,732
Net unrealized gains on retained
  interests in notes receivable sold,
  net of income taxes .................           --           --           --           --           962           --          962
                                                                                                                          ---------
Comprehensive income ..................                                                                                      12,694
Shares issued to employees and
  directors upon exercise of stock
  options .............................          113            2          154           --            --           --          156
Income tax benefit from stock options
  exercised ...........................           --           --           16           --            --           --           16
                                           ---------    ---------    ---------    ---------     ---------    ---------    ---------
Balance at March 31, 2002 .............       27,059    $     271    $ 122,734    $ (12,885)    $   2,433    $  37,103    $ 149,656
                                           =========    =========    =========    =========     =========    =========    =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Year Ended
                                                                             -------------------------------------
                                                                             March 31,      April 1,      April 2,
                                                                               2002           2001          2000
                                                                             -------------------------------------
Operating activities:

Net income ..............................................................     $ 11,732      $  2,717      $  6,777
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Minority interest in income (loss) of consolidated subsidiary .......          249          (871)         (267)
    Depreciation ........................................................        5,280         4,263         3,206
    Amortization ........................................................        3,006         2,463         1,556
    Amortization of discount on note payable ............................          374           708         1,039
    Gain on sale of notes receivable ....................................       (6,280)       (3,281)       (2,063)
    Loss on sale of property and equipment ..............................          166            45           347
    Loss on exchange of REMIC certificates ..............................           --            --           179
    Provision for loan losses ...........................................        4,851         4,887         5,338
    Provision (benefit) for deferred income taxes .......................        7,895         5,801          (360)
    Interest accretion on investments in securities .....................       (3,754)       (2,627)       (2,274)
    Proceeds from sale of notes receivable ..............................       85,975        73,244        46,969
    Proceeds from borrowings collateralized by notes receivable .........       23,163        34,634        13,771
    Payments on borrowings collateralized by notes receivable ...........      (16,600)      (35,964)      (11,530)
Changes in operating assets and liabilities:
    Contracts receivable ................................................       (3,311)      (10,588)       11,763
    Notes receivable ....................................................      (97,795)      (89,786)      (62,882)
    Prepaid expenses ....................................................          959        (8,592)       (1,349)
    Inventory ...........................................................       13,542        21,500       (22,035)
    Other assets ........................................................       (4,423)       (1,096)       (2,935)
    Accounts payable, accrued liabilities and other .....................        6,621         4,615         2,492
                                                                              --------      --------      --------
Net cash provided (used) by operating activities ........................       31,650         2,072       (12,258)
                                                                              --------      --------      --------

Investing activities:

  Cash received from retained interests in notes receivable sold ........        7,856         6,890         6,201
  Investment in note receivable .........................................       (1,685)       (4,711)           --
  Principal payments received on investment in note receivable ..........        4,643            68            --
  Loan to related party .................................................           --            --          (256)
  Principal payments received on loan to related party ..................           --            --           459
  Business and minority interest acquisitions, net of cash acquired .....           --          (250)         (675)
  Purchases of property and equipment ...................................      (12,940)       (9,549)      (10,846)
  Proceeds from sales of property and equipment .........................           44            79         1,516
                                                                              --------      --------      --------
Net cash used by investing activities ...................................       (2,082)       (7,473)       (3,601)
                                                                              --------      --------      --------

Financing activities:

  Proceeds from borrowings under line-of-credit facilities and
    notes payable .......................................................       59,870        11,121        27,885
  Payments under line-of-credit facilities and notes payable ............      (79,327)      (29,135)       (7,516)
  Payment of debt issuance costs ........................................       (1,568)       (1,551)       (2,007)
  Proceeds from issuance of common stock ................................           --            --        14,973
  Proceeds from exercise of employee and director stock options .........          156            28           261
  Payments for treasury stock ...........................................           --          (572)       (7,768)
                                                                              --------      --------      --------
Net cash provided (used) by financing activities ........................      (20,869)      (20,109)       25,828
                                                                              --------      --------      --------

Net increase (decrease) in cash and cash equivalents                             8,699       (25,510)        9,969
Cash and cash equivalents at beginning of year ..........................       40,016        65,526        55,557
                                                                              --------      --------      --------
Cash and cash equivalents at end of year ................................       48,715        40,016        65,526
Restricted cash and cash equivalents at end of year .....................      (27,669)      (22,363)      (21,129)
                                                                              --------      --------      --------
Unrestricted cash and cash equivalents at end of year ...................     $ 21,046      $ 17,653      $ 44,397
                                                                              ========      ========      ========

                              BLUEGREEN CORPORATION

                                 (in thousands)

                                                                                   Year Ended
                                                                       ------------------------------------
                                                                        March 31,    April 1,     April 2,
                                                                          2002         2001         2000
                                                                       ------------------------------------
Supplemental schedule of non-cash operating, investing
    and financing activities
  Inventory acquired through foreclosure or deedback in
    lieu of foreclosure ............................................    $  7,596     $  5,859     $  6,982
                                                                        ========     ========     ========
  Inventory acquired through financing .............................    $     --     $  8,952     $ 25,867
                                                                        ========     ========     ========
  Contribution of timeshare inventory (raw land) by
    minority interest ..............................................    $     --     $  3,230     $     --
                                                                        ========     ========     ========
  Foreclosure of notes receivable, inventory and fixed assets
    following default on notes receivable from related party .......    $     --     $     --     $  3,965
                                                                        ========     ========     ========
  Exchange of REMIC certificates for notes receivable and
    inventory in connection with termination of REMIC ..............    $     --     $     --     $  4,353
                                                                        ========     ========     ========
  Property and equipment acquired through financing ................    $    427     $    891     $    713
                                                                        ========     ========     ========
  Retained interests in notes receivable sold ......................    $ 21,207     $  7,903     $  3,436
                                                                        ========     ========     ========
  Sale of inventory in exchange for an investment in securities ....    $     --     $     --     $  2,500
                                                                        ========     ========     ========
  Net change in unrealized gains on investments ....................    $  1,557     $    928     $    259
                                                                        ========     ========     ========

Supplemental schedule of operating cash flow information
  Interest paid, net of amounts capitalized ........................    $ 11,947     $ 14,474     $ 11,760
                                                                        ========     ========     ========
  Income taxes refunded (paid) .....................................    $  2,014     $   (316)    $ (3,858)
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

   Retail merchandise, food and            Sales are consummated.
       beverage sales

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

      As of March 31, 2002 and April 1, 2001, goodwill and related accumulated amortization, included in other assets on the consolidated balance sheets, are as follows (in thousands):

                                         March 31,          April 1,
                                           2002               2001
                                           ----               ----

       Goodwill                           $ 3,100           $ 3,286
       Accumulated amortization              (669)             (601)
                                          -------           -------
       Goodwill, net                      $ 2,431           $ 2,685
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

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Year Ended
                                                                -------------------------------
                                                                March 31,   April 1,   April 2,
                                                                  2002       2001       2000
                                                                -------------------------------
Basic earnings per share - numerators:
    Net income ..............................................    $11,732    $ 2,717    $ 6,777
                                                                 =======    =======    =======

Diluted earnings per share - numerators:
    Net income ..............................................    $11,732    $ 2,717    $ 6,777
    Effect of dilutive securities (net of income tax effects)      2,039         --        297
                                                                 -------    -------    -------
    Net income - diluted ....................................    $13,771    $ 2,717    $ 7,074
                                                                 =======    =======    =======

Denominator:
    Denominator for basic earnings per share-weighted-
       average shares .......................................     24,256     24,242     23,323
    Effect of dilutive securities:
       Stock options ........................................         35         74        522
       Convertible securities ...............................      5,702         --      1,530
                                                                 -------    -------    -------
    Dilutive potential common shares ........................      5,737         74      2,052
                                                                 -------    -------    -------
    Denominator for diluted earnings per share-adjusted
       weighted-average shares and assumed conversions ......     29,993     24,316     25,375
                                                                 =======    =======    =======

Basic earnings per common share .............................    $   .48    $   .11    $   .29
                                                                 =======    =======    =======

Diluted earnings per common share ...........................    $   .46    $   .11    $   .28
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

4. Notes Receivable and Note Receivable Sale Facilities

      The table below sets forth additional information relating to the Company's notes receivable (in thousands).

                                                         March 31,    April 1,
                                                           2002         2001
                                                           ----         ----

  Notes receivable secured by Timeshare Interests ....   $ 50,892    $ 64,245
  Notes receivable secured by land ...................      7,079       9,001
  Other notes receivable .............................      1,884       5,136
                                                         --------    --------
  Notes receivable, gross ............................     59,855      78,382
  Reserve for loan losses ............................     (4,207)     (3,586)
                                                         --------    --------
  Notes receivable, net ..............................   $ 55,648    $ 74,796
                                                         ========    ========

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

      The table below sets forth activity in the reserve for loan losses (in thousands).

        Reserve for loan losses, April 3, 2000 ..........   $ 3,024
        Provision for loan losses .......................     4,887
        Charge-offs .....................................    (4,325)
                                                            -------
        Reserve for loan losses, April 1, 2001 ..........     3,586
        Provision for loan losses .......................     4,851
        Charge-offs .....................................    (4,230)
                                                            -------
        Reserve for loan losses, March 31, 2002 .........   $ 4,207
                                                            =======

      Installments due on notes receivable held by the Company during each of the five fiscal years subsequent to the year ended March 31, 2002, and thereafter, are set forth below (in thousands).

              2003...................         $9,044
              2004...................          6,649
              2005...................          5,013
              2006...................          5,353
              2007...................          5,796
              Thereafter.............         28,000
                                             -------
                  Total                      $59,855
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

                                                      Gross       Gross
                                       Amortized   Unrealized  Unrealized
                                          Cost        Gain        Loss     Fair Value
                                          ----        ----        ----     ----------
March 31, 2002

1995 REMIC retained interest .......    $ 2,066     $   442     $    --     $ 2,508
1996 REMIC retained interests ......      1,248          65          --       1,313
First GE Purchase Facility retained
   interest (see Note 4)                  4,462          --          96       4,366
Second GE Purchase Facility retained
   interest (see Note 4)                  9,201       2,198          --      11,399
CSFB/ING Purchase Facility retained
   interest (see Note 4)                 17,602       1,372          --      18,974
                                        -------     -------     -------     -------
    Total                               $34,579     $ 4,077     $    96     $38,560
                                        =======     =======     =======     =======

                                                      Gross       Gross
                                       Amortized   Unrealized  Unrealized
                                          Cost        Gain        Loss     Fair Value
                                          ----        ----        ----     ----------
April 1, 2001

1995 REMIC retained interest .......    $ 2,236     $ 1,060     $    --     $ 3,296
1996 REMIC retained interests ......      1,594          --           6       1,588
First GE Purchase Facility retained
   interest (see Note 4)                  5,427         494          --       5,921
Second GE Purchase Facility retained
   interest (see Note 4)                  8,217         876          --       9,093
                                        -------     -------     -------     -------
    Total                               $17,474     $ 2,430     $     6     $19,898
                                        =======     =======     =======     =======


Contractual maturities are set forth below (in thousands), based on the final maturity dates of the underlying notes receivable sold:

                                                 Amortized
                                                    Cost       Fair Value
                                                    ----       ----------

     After one year but within five .........     $ 3,773       $ 4,168
     After five years but within ten ........      30,806        34,392
                                                  -------       -------
          Total .............................     $34,579       $38,560
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

      Quantitative information about the portfolios of notes receivable previously sold without recourse in which the Company holds the above retained interests as investments in securities is as follows (in thousands):

                                                                                      For the year ended
                                                              As of March 31, 2002      March 31, 2002
                                                        ------------------------------------------------
                                                           Total         Principal
                                                         Principal     Amount of Loans   Credit Losses,
                                                         Amount of      More Than 60         Net of
                                                           Loans        Days Past Due      Recoveries
                                                           -----        -------------      ----------
1995 REMIC - land mortgages                               $ 4,383         $   256          $   208
1996 REMIC - land mortgages                                 2,795              14               35
First GE Purchase Facility  - timeshare receivables        40,972           1,300               --
Second GE Purchase Facility  - timeshare receivables       67,576           2,607              925
CSFB/ING Purchase Facility - timeshare receivables         75,969           1,596               --

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

Servicing Assets

      The changes in the Company's servicing assets, included in other assets in the Consolidated Balance Sheets, for the years ended March 31, 2002 and April 1, 2001 were as follows (in thousands):

         Balance at April 3, 2000 ..............       $    --
         Additions .............................           593
         Less: amortization ....................           (31)
                                                       -------
         Balance at April 1, 2001 ..............           562
         Additions .............................           932
         Less: amortization ....................          (305)
                                                       -------
         Balance at March 31, 2002 .............       $ 1,189
                                                       =======

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

6. Inventory

      The Company's net inventory holdings, summarized by division, are set forth below (in thousands).

                                             March 31,    April 1,
                                               2002         2001
                                               ----         ----

      Resorts ...........................    $ 86,288     $ 97,012
      Residential Land and Golf .........     101,400       96,622
                                             --------     --------
                                             $187,688     $193,634
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

7. Property and Equipment

      The table below sets forth the property and equipment held by the Company (in thousands).

                                                         Useful       March 31,    April 1,
                                                          Life          2002         2001
                                                          ----          ----         ----
Office equipment, furniture and fixtures ..........    3-14 years     $ 23,225     $ 19,486
Golf course land, land improvements, buildings
  and equipment ...................................    10-30 years      24,958       18,940
Land, buildings and building improvements .........    10-30 years      11,171        8,386
Leasehold improvements ............................    3-14 years        5,245        5,143
Aircraft ..........................................     3-5 years        1,070        1,070
Vehicles and equipment ............................     3-5 years          618          703
                                                                      --------     --------
                                                                        66,287       53,728

Accumulated depreciation and amortization of
  leasehold improvements ..........................                    (16,949)     (12,266)
                                                                      --------     --------
                  Total ...........................                   $ 49,338     $ 41,462
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

                                                                                        March 31,   April 1,
                                                                                          2002        2001
                                                                                          ----        ----
Lines-of-credit secured by inventory with a carrying value of $62.7 million at
   March 31, 2002. Interest rates range from 4.88% to 6.0% at March 31, 2002 and from 7.75% to 9.25% at April 1, 2001 Maturities range from July 2003 to
   January 2006 ......................................................................   $27,954     $40,631

Notes and mortgage notes secured by certain inventory, property and equipment and investments with an aggregate carrying value of $29.0 million at March
   31, 2002. Interest rates ranging from 4.75% to 12.00% at March 31, 2002 and from 6.25% to 12.00% at April 1, 2001.  Maturities range from December 2002
   to September 2015 .................................................................    10,977      16,897

Unsecured  notes payable to former  stockholders  of RDI.  Interest rate
   of 9.00%.  Matured in October 1999.  (see Note 14) ................................     1,000       1,000

Lease  obligations  with a imputed  interest rates ranging from 2.89% to
   5.75%.  Maturities range from May 2003 to February 2005 ...........................       331         390
                                                                                         -------     -------

         Total                                                                           $40,262     $58,918
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

     2003...........................................   $ 9,028
     2004...........................................     8,272
     2005...........................................    19,761
     2006...........................................     2,767
     2007...........................................        73
     Thereafter.....................................       633
                                                       -------
       Total........................................    40,534

          Less: unamortized discount based on
             an imputed interest rate of 12%........      (272)
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

      Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS

              (IN THOUSANDS)                                                  MARCH 31, 2002
                                                    ---------------------------------------------------------------------
                                                                   COMBINED
                                                                      NON-        COMBINED
                                                     BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                    CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------------------------------------------------------------------
ASSETS
    Cash and cash equivalents ....................   $  18,611      $  21,575     $   8,529     $      --      $  48,715
    Contracts receivable, net ....................          --            605        21,213            --         21,818
    Intercompany receivable ......................     113,436             --            --      (113,436)            --
    Notes receivable, net ........................       1,749          6,367        47,532            --         55,648
    Inventory, net ...............................          --         19,456       168,232            --        187,688
    Retained interests in notes receivable
        sold .....................................          --         38,560            --            --         38,560
    Investments in subsidiaries ..................       7,730             --         3,230       (10,960)            --
    Property and equipment, net ..................      10,009          2,017        37,312            --         49,338
    Other assets .................................       6,968          2,663        23,763            --         33,394
                                                     ---------      ---------     ---------     ---------      ---------
        Total assets .............................   $ 158,503      $  91,243     $ 309,811     $(124,396)     $ 435,161
                                                     =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other ................................   $  11,554      $  21,138     $  16,643     $      --      $  49,335
    Intercompany payable .........................          --         12,267       101,169      (113,436)            --
    Deferred income taxes ........................     (19,279)        23,173        23,925            --         27,819
    Lines-of-credit and notes payable ............       3,476          5,649        45,765            --         54,890
    10.50% senior secured notes payable ..........     110,000             --            --            --        110,000
    8.00% convertible subordinated notes
        payable to related parties ...............       6,000             --            --            --          6,000
    8.25% convertible subordinated
        debentures ...............................      34,371             --            --            --         34,371
                                                     ---------      ---------     ---------     ---------      ---------
        Total liabilities ........................     146,122         62,227       187,502      (113,436)       282,415

    Minority interest ............................          --             --                       3,090          3,090

    Total shareholders' equity ...................      12,381         29,016       122,309       (14,050)       149,656
                                                     ---------      ---------     ---------     ---------      ---------
        Total liabilities and shareholders'
            equity ...............................   $ 158,503      $  91,243     $ 309,811     $(124,396)     $ 435,161
                                                     =========      =========     =========     =========      =========

                                                                               APRIL 1, 2001
                                                    ---------------------------------------------------------------------
                                                                   COMBINED
                                                                      NON-        COMBINED
                                                     BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                    CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------------------------------------------------------------------
ASSETS
    Cash and cash equivalents ....................   $  13,290      $  17,125     $   9,601     $      --      $  40,016
    Contracts receivable, net ....................          --            353        18,154            --         18,507
    Intercompany receivable ......................     121,111          3,540            --      (124,651)            --
    Notes receivable, net ........................       4,929          3,957        65,910            --         74,796
    Inventory, net ...............................          --         17,011       176,623            --        193,634
    Retained interests in notes receivable
        sold .....................................          --         19,898            --            --         19,898
    Investments in subsidiaries ..................       7,730             --         3,230       (10,960)            --
    Property and equipment, net ..................       8,910            860        31,692            --         41,462

    Other assets .................................       7,432          1,682        22,254            --         31,368
                                                     ---------      ---------     ---------     ---------      ---------
        Total assets .............................   $ 163,402      $  64,426     $ 327,464     $(135,611)     $ 419,681
                                                     =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other ................................   $   9,806      $  18,036     $  14,888     $      --      $  42,730
    Intercompany payable .........................                        --        124,651      (124,651)            --
    Deferred income taxes ........................     (16,932)        17,732        18,529            --         19,329
    Lines-of-credit and notes payable ............       3,568          9,170        54,882            --         67,620
    10.50% senior secured notes payable ..........     110,000             --            --            --        110,000
    8.00% convertible subordinated notes
     payable to related parties ..................       6,000             --            --            --          6,000
    8.25% convertible subordinated
     debentures ..................................      34,371             --            --            --         34,371
                                                     ---------      ---------     ---------     ---------      ---------
        Total liabilities ........................     146,813         44,938       212,950      (124,651)       280,050

    Minority interest ............................          --             --            --         2,841          2,841

    Total shareholders' equity ...................      16,589         19,488       114,514       (13,801)       136,790
                                                     ---------      ---------     ---------     ---------      ---------
        Total liabilities and shareholders'
          equity .................................   $ 163,402      $  64,426     $ 327,464     $(135,611)     $ 419,681
                                                     =========      =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED MARCH 31, 2002
                                                    ---------------------------------------------------------------------
                                                                   COMBINED
                                                                      NON-        COMBINED
                                                     BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                    CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------------------------------------------------------------------
REVENUES
    Sales ........................................   $      --      $  21,604     $ 219,024     $      --      $ 240,628
    Other resort and golf operations .............          --          3,943        21,527            --         25,470
    Management fees ..............................      26,133             --            --       (26,133)            --
    Interest income ..............................         564          4,968         9,915            --         15,447
    Gain on sales of notes receivable ............          --          6,280            --            --          6,280
                                                     ---------      ---------     ---------     ---------      ---------
                                                        26,697         36,795       250,466       (26,133)       287,825

COSTS AND EXPENSES
    Cost of sales ................................          --          6,606        79,919            --         86,525
    Cost of other resort and golf
        operations ...............................          --          1,532        22,067            --         23,599
    Management fees ..............................          --          1,086        25,047       (26,133)            --
    Selling, general and administrative
        expenses .................................      25,686         12,234       102,269            --        140,189
    Interest expense .............................       8,371            578         4,068            --         13,017
    Provision for loan losses ....................          --            242         4,609            --          4,851
    Other expense (income) .......................        (239)         1,105          (704)           --            162
                                                     ---------      ---------     ---------     ---------      ---------
                                                        33,818         23,383       237,275       (26,133)       268,343
                                                     ---------      ---------     ---------     ---------      ---------
    Income (loss) before income taxes and
        minority interest ........................      (7,121)        13,412        13,191            --         19,482
    Provision (benefit) for income taxes .........      (2,742)         4,846         5,397            --          7,501
    Minority interest in income of
        consolidated subsidiary ..................          --             --            --           249            249
                                                     ---------      ---------     ---------     ---------      ---------
    Net income (loss) ............................   $  (4,379)     $   8,566     $   7,794     $    (249)     $  11,732
                                                     =========      =========     =========     =========      =========

                                                                         YEAR ENDED APRIL 1, 2001
                                                    ---------------------------------------------------------------------
                                                                   COMBINED
                                                                      NON-        COMBINED
                                                     BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                    CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------------------------------------------------------------------
REVENUES
                                                                                                               ---------
    Sales ........................................   $      58      $  11,107     $ 218,709     $      --      $ 229,874
    Other resort and golf operations .............          --          3,508        21,141            --         24,649
    Management fees ..............................      25,163             --            --       (25,163)            --
    Interest income ..............................       1,378          4,155        11,784            --         17,317
    Gain on sales of notes receivable ............          --          3,281            --            --          3,281
                                                     ---------      ---------     ---------     ---------      ---------
                                                        26,599         22,051       251,634       (25,163)       275,121
COSTS AND EXPENSES
    Cost of sales ................................          --          3,270        75,525            --         78,795
    Cost of other resort and golf
        operations ...............................          --          1,577        23,374            --         24,951
    Management fees ..............................          --             --        25,163       (25,163)            --
    Selling, general and administrative
        expenses .................................      27,085          7,138       113,369            --        147,592
    Interest expense .............................      10,189            941         4,364            --         15,494
    Provision for loan losses ....................          --             69         4,818            --          4,887
    Other expense (income) .......................          44            885          (529)           --            400
                                                     ---------      ---------     ---------     ---------      ---------
                                                        37,318         13,880       246,084       (25,163)       272,119
                                                     ---------      ---------     ---------     ---------      ---------
    Income (loss) before income taxes and
        minority interest ........................     (10,719)         8,171         5,550            --          3,002
    Provision (benefit) for income taxes .........      (4,127)         3,644         1,639            --          1,156
    Minority interest in loss of
        consolidated subsidiary ..................          --             --            --          (871)          (871)
                                                     ---------      ---------     ---------     ---------      ---------
    Net income (loss) ............................   $  (6,592)     $   4,527     $   3,911     $     871      $   2,717
                                                     =========      =========     =========     =========      =========

                                                                         YEAR ENDED APRIL 2, 2000
                                                    ---------------------------------------------------------------------
                                                                   COMBINED
                                                                      NON-        COMBINED
                                                     BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                    CORPORATION   SUBSIDIARIES   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------------------------------------------------------------------
REVENUES
    Sales ........................................   $  25,775      $  10,575     $ 178,138     $      --      $ 214,488
    Other resort and golf operations .............          --          2,747        18,998            --         21,745
    Management fees ..............................      22,066             --            --       (22,066)
    Interest income ..............................       1,231          3,431        10,990            --         15,652
    Gain on sales of notes receivable ............          --          2,063            --            --          2,063
    Other income (expense) .......................         454           (462)          200            --            192
                                                     ---------      ---------     ---------     ---------      ---------
                                                        49,526         18,354       208,326       (22,066)       254,140
COSTS AND EXPENSES
    Cost of sales ................................       7,284          2,787        64,886            --         74,957
    Cost of other resort and golf
        operations ...............................          --          1,228        19,720            --         20,948
    Management fees ..............................          --          1,675        20,391       (22,066)            --
    Selling, general and administrative
        expenses .................................      42,542          6,676        79,273            --        128,491
    Interest expense .............................       8,843          2,053         2,945            --         13,841
    Provision for loan losses ....................          --            413         4,925            --          5,338
                                                     ---------      ---------     ---------     ---------      ---------
                                                        58,669         14,832       192,140       (22,066)       243,575
                                                     ---------      ---------     ---------     ---------      ---------
    Income (loss) before income taxes and
        minority interest ........................      (9,143)         3,522        16,186            --         10,565
    Provision (benefit) for income taxes .........      (3,631)         1,374         6,312            --          4,055
    Minority interest in loss of
        consolidated subsidiary ..................          --             --            --          (267)          (267)
                                                     ---------      ---------     ---------     ---------      ---------
    Net income (loss) ............................   $  (5,512)     $   2,148     $   9,874     $     267      $   6,777
                                                     =========      =========     =========     =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED MARCH 31, 2002
                                                              --------------------------------------------------------
                                                                             COMBINED
                                                                                NON-        COMBINED
                                                               BLUEGREEN     GUARANTOR     SUBSIDIARY
                                                              CORPORATION   SUBSIDIARIES   GUARANTORS     CONSOLIDATED
                                                              --------------------------------------------------------
Operating activities:
    Net cash provided by operating activities ..........      $  5,261        $  3,107      $ 23,282        $ 31,650
                                                              --------        --------      --------        --------
Investing activities:
    Cash received from retained interests in notes
        receivable sold ................................            --           7,856            --           7,856
    Investment in note receivable ......................        (1,685)             --            --          (1,685)
    Principal payments received on investment in
        note receivable ................................         4,643              --            --           4,643
    Purchases of property and equipment ................        (2,722)         (1,472)       (8,746)        (12,940)
    Proceeds from sales of property and equipment ......             4              --            40              44
                                                              --------        --------      --------        --------
Net cash (used) provided by investing activities .......           240           6,384        (8,706)         (2,082)
                                                              --------        --------      --------        --------
Financing activities:
    Proceeds from borrowings under line-of-credit
        facilities and notes payable ...................        50,225              --         9,645          59,870
    Payments under line-of-credit facilities and
        notes payable ..................................       (50,447)         (3,876)      (25,004)        (79,327)
    Payment of debt issuance costs .....................          (114)         (1,165)         (289)         (1,568)
    Proceeds from exercise of employee and
        director stock options .........................           156              --            --             156
                                                              --------        --------      --------        --------
Net cash used by financing activities ..................          (180)         (5,041)      (15,648)        (20,869)
                                                              --------        --------      --------        --------
Net increase (decrease) in cash and cash equivalents ...         5,321           4,450        (1,072)          8,699
Cash and cash equivalents at beginning of year .........        13,290          17,125         9,601          40,016
                                                              --------        --------      --------        --------
Cash and cash equivalents at end of year ...............        18,611          21,575         8,529          48,715
Restricted cash and cash equivalents at end of year ....            --         (20,199)       (7,963)        (28,162)
                                                              --------        --------      --------        --------
Unrestricted cash and cash equivalents at end of year ..      $ 18,611        $  1,376      $    566        $ 20,553
                                                              ========        ========      ========        ========

                                                                                  YEAR ENDED APRIL 1, 2001
                                                             --------------------------------------------------------------------
                                                                            COMBINED
                                                                               NON-       COMBINED
                                                              BLUEGREEN     GUARANTOR    SUBSIDIARY
                                                             CORPORATION   SUBSIDIARIES  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             --------------------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities ..........    $(24,250)     $  2,312      $ 24,010      $     --      $  2,072
                                                               --------      --------      --------      --------      --------
Investing activities:
   Cash received from investments in securities ...........          --         6,890            --            --         6,890
  Investment in note receivable ...........................      (4,711)           --            --            --        (4,711)
   Principal payments received on investment in note
     receivable ...........................................          68            --            --            --            68
   Acquisition of minority interest .......................          --            --          (250)           --          (250)
   Investment in joint venture ............................          --            --        (3,230)        3,230            --
   Purchases of property and equipment ....................      (1,539)         (739)       (7,271)           --        (9,549)
   Proceeds from sales of property and equipment ..........          --            --            79            --            79
                                                               --------      --------      --------      --------      --------
Net cash (used) provided by investing activities ..........      (6,182)        6,151       (10,672)        3,230        (7,473)
                                                               --------      --------      --------      --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit
     facilities and notes payable .........................       6,500           645         3,976            --        11,121
   Payments under line-of-credit facilities and
     notes payable ........................................      (5,282)       (6,303)      (17,550)           --       (29,135)
   Payment of debt issuance costs .........................         (45)       (1,368)         (138)           --        (1,551)
   Proceeds from capitalization of joint venture ..........          --         3,230            --        (3,230)           --
   Proceeds from exercise of employee and director
     stock options ........................................          28            --            --            --            28
   Payments for treasury stock ............................        (572)           --            --            --          (572)
                                                               --------      --------      --------      --------      --------
Net cash (used) provided by financing activities ..........         629        (3,796)      (13,712)       (3,230)      (20,109)
                                                               --------      --------      --------      --------      --------

Net (decrease) increase in cash and cash equivalents ......     (29,803)        4,667          (374)           --       (25,510)
Cash and cash equivalents at beginning of year ............      43,093        12,458         9,975            --        65,526
                                                               --------      --------      --------      --------      --------
Cash and cash equivalents at end of year ..................      13,290        17,125         9,601            --        40,016
Restricted cash and cash equivalents at end of year .......          --       (15,961)       (6,402)           --       (22,363)
                                                               --------      --------      --------      --------      --------

Unrestricted cash and cash equivalents at end of year .....    $ 13,290      $  1,164      $  3,199      $     --      $ 17,653
                                                               ========      ========      ========      ========      ========

                                                                                  YEAR ENDED APRIL 2, 2000
                                                             --------------------------------------------------------------------
                                                                            COMBINED
                                                                               NON-       COMBINED
                                                              BLUEGREEN     GUARANTOR    SUBSIDIARY
                                                             CORPORATION   SUBSIDIARIES  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             --------------------------------------------------------------------
Operating activities:
Net cash (used) provided by operating activities ..........    $  2,807      $  1,528      $(16,593)     $     --      $(12,258)
                                                               --------      --------      --------      --------      --------
Investing activities:
   Loan to related party ..................................          --            --          (256)           --          (256)
   Payments received on loan to related party .............          --            --           459            --           459
   Cash received from investments in securities ...........          --         6,201            --            --         6,201
   Business acquisition, net of cash acquired .............          --            --          (675)           --          (675)
   Purchases of property and equipment ....................      (2,722)         (162)       (7,962)           --       (10,846)
   Proceeds from sales of property and equipment ..........          --            --         1,516            --         1,516
                                                               --------      --------      --------      --------      --------
Net cash (used) provided by investing activities ..........      (2,722)        6,039        (6,918)           --        (3,601)
                                                               --------      --------      --------      --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit
     facilities and notes payable .........................          --            --        27,885            --        27,885
   Payments under line-of-credit facilities and
     notes payable ........................................        (126)       (3,596)       (3,794)           --        (7,516)
   Payment of debt issuance costs .........................      (1,042)         (203)         (762)           --        (2,007)
   Proceeds from issuance of common stock .................      14,973            --            --            --        14,973
   Proceeds from exercise of employee and director
     stock options ........................................         261            --            --            --           261
   Payments for treasury stock ............................      (7,768)           --            --            --        (7,768)
                                                               --------      --------      --------      --------      --------
Net cash provided (used) by financing activities ..........       6,298        (3,799)       23,329            --        25,828
                                                               --------      --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents ......       6,383         3,768          (182)           --         9,969
Cash and cash equivalents at beginning of year ............      36,710         8,690        10,157            --        55,557
                                                               --------      --------      --------      --------      --------
Cash and cash equivalents at end of year ..................      43,093        12,458         9,975            --        65,526
Restricted cash and cash equivalents at end of year .......      (1,437)      (12,458)       (7,234)           --       (21,129)
                                                               --------      --------      --------      --------      --------

Unrestricted cash and cash equivalents at end of year .....    $ 41,656      $     --      $  2,741      $     --      $ 44,397
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

                                                              March 31, 2002           April 1, 2001
                                                          ------------------------------------------------
(in thousands)                                            Carrying    Estimated     Carrying    Estimated
                                                           Amount     Fair Value     Amount     Fair Value
                                                           ------     ----------     ------     ----------
Cash and cash equivalents ............................    $ 48,715     $ 48,715     $ 40,016     $ 40,016
Contracts receivable, net ............................      21,818       21,818       18,507       18,507
Notes receivable, net ................................      55,648       55,648       74,796       74,796
Retained interests in notes receivable sold ..........      38,560       38,560       19,898       19,898

Lines-of-credit, notes payable, and receivable-
  backed notes payable ...............................      54,890       54,890       67,620       67,620
10.50% senior secured notes payable ..................     110,000       85,800      110,000       59,400
8.00% convertible subordinated notes payable to
  related parties ....................................       6,000        6,084        6,000        6,000
8.25% convertible subordinated debentures ............      34,371       25,091       34,371       22,341

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

                                        Number                                          Number
                                      of Shares     Outstanding     Exercise Price     of Shares
                                       Reserved       Options          Per Share      Exercisable
Employee Stock Option Plans

Balance at March 29, 1999 ........      3,701          2,912         $1.25-$9.50           821
    Granted ......................         --            115         $4.88-$8.50
    Forfeited ....................         (2)          (144)        $3.13-$8.50
    Exercised ....................        (54)           (54)        $2.29-$4.51
                                        -----          -----
Balance at April 2, 2000 .........      3,645          2,829         $1.25-$9.50         1,288
    Granted ......................         --             60         $2.26-$3.00
    Forfeited ....................         (5)          (185)        $3.13-$8.50
    Exercised ....................        (11)           (11)           $3.13
                                        -----          -----
Balance at April 1, 2001 .........      3,629          2,693         $1.25-$9.50         1,637
    Granted ......................         --             50            $2.29
    Forfeited ....................        (81)          (654)        $2.29-$9.50
    Exercised ....................        (78)           (78)        $1.25-$1.46
                                        -----          -----
Balance at March 31, 2002 ........      3,470          2,011         $1.46-$9.50         1,457
                                        =====          =====

Outside Directors Plans

Balance at March 28, 1999 ........        955            545         $0.83-$9.31           381
   Granted .......................         --            120            $5.94
   Exercised .....................        (52)           (52)        $0.83-$2.81
                                        -----          -----
Balance at April 2, 2000 .........        903            613         $1.46-$9.31           408
   Granted .......................         --            105            $2.88
                                        -----          -----
Balance at April 1, 2001 .........        903            718         $1.46-$9.31           503
   Granted .......................         --            120            $2.11
   Forfeited .....................         (2)           (30)           $2.88
   Exercised .....................        (36)           (36)           $1.46
                                        -----          -----
Balance at March 31, 2002 .........       865            772         $1.77-$9.31           562
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

                                                 Year Ended
                                        -----------------------------
                                        March 31,  April 1,  April 2,
                                          2002       2001      2000
                                          ----       ----      ----

   Pro forma net income .............    $11,790    $1,873    $5,934
                                         =======    ======    ======
   Pro forma earnings per share:
     Basic ..........................    $   .49    $  .08    $  .25
     Diluted ........................    $   .46       .08       .25

Common Stock Reserved For Future Issuance

      As of March 31, 2002, Common stock reserved for future issuance was comprised of shares issuable (in thousands):

    Upon conversion of 8.25% debentures..................    4,171
    Upon conversion of 8.00% notes payable...............    1,530
    Upon exercise of employee stock options..............    3,470
    Upon exercise of outside director stock options......      865
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

      Rent expense for the years ended March 31, 2002, April 1, 2001 and April 2, 2000, totaled approximately $4.4 million, $4.2 million and $3.5 million, respectively. Lease commitments under these noncancelable operating leases for each of the five fiscal years subsequent to March 31, 2002, and thereafter are as follows (in thousands):

         2003......................................      $2,973
         2004......................................       2,177
         2005......................................       1,464
         2006......................................         215
         2007......................................          45
         Thereafter................................          34
                                                         ------
           Total future minimum lease payments           $6,908
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

15. Income Taxes

      The provision for income taxes consists of the following (in thousands):

                                                 Year Ended
                                     -----------------------------------
                                     March 31,     April 1,     April 2,
                                       2002          2001         2000
                                       ----          ----         ----
     Federal:
        Current ..................    $  (394)     $(4,645)     $ 3,719
        Deferred .................      7,254        5,481         (303)
                                      -------      -------      -------
                                        6,860          836        3,416
     State and other:
        Current ..................         --           --          696
        Deferred .................        641          320          (57)
                                      -------      -------      -------
                                          641          320          639
                                      -------      -------      -------
     Total                            $ 7,501      $ 1,156      $ 4,055
                                      =======      =======      =======

      The reasons for the difference between the provision for income taxes and the amount that results from applying the federal statutory tax rate in the years ended March 31, 2002, April 1, 2001 and April 2, 2000 to income before provision for income taxes and minority interest are as follows (in thousands):

                                                                Year Ended
                                                     --------------------------------
                                                     March 31,   April 1,    April 2,
                                                       2002        2001        2000
                                                       ----        ----        ----
Income tax expense at statutory rate ...............  $6,819      $1,051      $3,698
Effect of state taxes, net of federal tax benefit ..     682         105         357
                                                      ------      ------      ------
                                                      $7,501      $1,156      $4,055
                                                      ======      ======      ======

      At March 31, 2002 and April 1, 2001, deferred income taxes consist of the following components (in thousands):

                                                                         March 31,    April 1,
                                                                           2002         2001
                                                                           ----         ----
Deferred federal and state tax liabilities (assets):
  Installment sales treatment of notes ..............................    $ 53,115     $ 32,565
  Deferred federal and state loss carryforwards/AMT credits .........     (29,588)     (16,078)
  Tax over book depreciation ........................................       1,721        1,384
  Book over tax carrying value of retained interests in notes
     receivable sold ................................................       2,863        1,305
  Other .............................................................         188          153
                                                                         --------     --------
Deferred income taxes ...............................................    $ 28,299     $ 19,329
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

      Required disclosures for the Company's business segments are as follows (in thousands):

                                                               Residential Land
As of and for the year ended March 31, 2002          Resorts       and Golf       Totals
                                                     -------       --------       ------
Sales ..........................................     $144,226      $ 96,402      $240,628
Other resort and golf operations revenues ......       23,149         2,321        25,470
Depreciation expense ...........................        2,532         1,077         3,609
Field operating profit .........................       19,729        15,415        35,144
Inventory ......................................       86,288       101,400       187,688

As of and for the year ended April 1, 2001

Sales ..........................................     $140,975      $ 88,899      $229,874
Other resort and golf operations revenues ......       22,762         1,887        24,649
Depreciation expense ...........................        1,986           873         2,859
Field operating profit .........................        9,724        12,991        22,715
Inventory ......................................       97,012        96,622       193,634

As of and for the year ended April 2, 2000

Sales ..........................................     $117,271      $ 97,217      $214,488
Other resort and golf operations revenues ......       19,038         2,707        21,745
Depreciation expense ...........................        1,303           831         2,134
Field operating profit .........................        7,410        22,587        29,997
Inventory ......................................      109,534        87,559       197,093

Reconciliations to Consolidated Amounts

      Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest (in thousands):

                                                                          Year Ended
                                                           ----------------------------------------
                                                           March 31,        April 1,       April 2,
                                                             2002             2001           2000
                                                           ----------------------------------------
Field operating profit for reportable segments ..........  $ 35,144        $ 22,715        $ 29,997
Interest income .........................................    15,447          17,317          15,652
Gain on sales of notes receivable .......................     6,280           3,281           2,063
Other income (expense) ..................................      (162)           (400)            192
Corporate general and administrative expenses ...........   (19,359)        (19,530)        (18,160)
Interest expense ........................................   (13,017)        (15,494)        (13,841)
Provision for loan losses ...............................    (4,851)         (4,887)         (5,338)
                                                           --------        --------        --------
Consolidated income before provision for income
   taxes and minority interest ..........................  $ 19,482        $  3,002        $ 10,565
                                                           ========        ========        ========

      Depreciation expense for reportable segments reconciled to consolidated depreciation expense (in thousands):

                                                                          Year Ended
                                                           ----------------------------------------
                                                           March 31,        April 1,       April 2,
                                                             2002             2001           2000
                                                           ----------------------------------------
Depreciation expense for reportable segments ............  $  3,609        $  2,859        $  2,134
Depreciation expense for corporate fixed assets .........     1,671           1,404           1,072
                                                           --------        --------        --------
Consolidated depreciation expense .......................  $  5,280        $  4,263        $  3,206
                                                           ========        ========        ========

      Assets for reportable segments reconciled to consolidated assets (in thousands):

                                                           March 31,        April 1,       April 2,
                                                             2002             2001           2000
                                                           ----------------------------------------
Inventory for reportable segments .......................  $187,688        $193,634        $197,093
Assets not allocated to reportable segments .............   247,473         226,047         216,890
                                                           --------        --------        --------
Total assets ............................................  $435,161        $419,681        $413,983
                                                           ========        ========        ========

Geographic Information

      Sales by geographic area are as follows (in thousands):

                                                                          Year Ended
                                                           ----------------------------------------
                                                           March 31,        April 1,       April 2,
                                                             2002             2001           2000
                                                           ----------------------------------------
United States ...........................................  $230,179        $219,885        $203,899
Aruba ...................................................    10,441           9,964          10,575
Canada ..................................................         8              25              14
                                                           --------        --------        --------
Consolidated totals .....................................  $240,628        $229,874        $214,488
                                                           ========        ========        ========

      Inventory by geographic area is as follows (in thousands):

                                                                          March 31,        April 1,
                                                                            2002             2001
                                                                          -------------------------
United States ...........................................                  $177,575        $181,676
Aruba ...................................................                    10,107          11,951
Canada ..................................................                         6               7
                                                                           --------        --------
Consolidated totals .....................................                  $187,688        $193,634
                                                                           ========        ========

18.  Quarterly Financial Information (Unaudited)

         Summarized quarterly financial information for the years ended March 31, 2002 and April 1, 2001 is presented below (in thousands, except for per share information).

                                                            Three Months Ended
                                           ------------------------------------------------------
                                           July 1,     September 30,   December 30,     March 31,
                                            2001           2001           2001            2002
                                            ----           ----           ----            ----
Sales .................................    $60,183        $69,235        $55,285         $55,925
Gross profit ..........................     40,112         45,157         35,301          33,533
Net income ............................      4,135          4,577          1,972           1,048
Earnings per common share:
   Basic ..............................       0.17           0.19           0.08            0.04
   Diluted ............................       0.16           0.17           0.08            0.04

                                                            Three Months Ended
                                           ------------------------------------------------------
                                           July 2,      October 1,     December 31,     April 1,
                                            2000           2000           2000            2001
                                            ----           ----           ----            ----
Sales .................................    $63,165        $65,600        $45,485         $55,624
Gross profit ..........................     41,282         44,705         29,435          35,657
Net income (loss) .....................      3,012          2,001         (1,361)           (935)
Earnings (loss) per common share:
   Basic ..............................       0.12           0.08          (0.06)          (0.04)
   Diluted ............................       0.12           0.08          (0.06)          (0.04)

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

(a)(3) List of Exhibits.

      The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 82 through 86 hereof and are incorporated herein by reference.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)


Date: February 25, 2003        By: /S/ GEORGE F. DONOVAN
                                   -------------------------------------------
                                   George F. Donovan,
                                   President and Chief Executive Officer


Date: February 25, 2003        By: /S/ JOHN F. CHISTE
                                   -------------------------------------------
                                   John F. Chiste,
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Date: February 25, 2003        By: /S/ ANTHONY M. PULEO
                                   -------------------------------------------
                                   Anthony M. Puleo,
                                   Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2003.

    Signature                        Title
    ---------                        -----


/S/ JOHN F. CHISTE                   Senior Vice President, Treasurer
-------------------------            and Chief Financial Officer
John F. Chiste                       (Principal Financial Officer)

I, George F. Donovan, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Bluegreen Corporation; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.


Date:  February 25, 2003                        /S/ GEORGE F. DONOVAN
                                                ---------------------
                                                George F. Donovan
                                                Chief Executive Officer

I, John F. Chiste, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Bluegreen Corporation; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.


Date:  February 25, 2003                        /S/ JOHN F. CHISTE
                                                ------------------
                                                John F. Chiste
                                                Chief Financial Officer

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

4.9     -   Second Supplemental Indenture dated as of December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form
            10-K for the fiscal year ended March 31, 2002).

4.10    -   Third Supplemental Indenture dated as of October 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form
            10-K for the fiscal year ended March 31, 2002).

4.11    -   Fourth Supplemental Indenture dated as of December 31, 2001 to the
            Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central
            Florida, National Association), as Notes Trustee, relating to the
            Company's $110 million aggregate principal amount of 10 1/2% Senior
            Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30,
            2001).

10.24   -   Form of Agreement dated June 27, 1989 between the Registrant and
            Peoples Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2,
            1989).

10.77   -   Registrant's Amended 1988 Outside Directors Stock Option Plan
            (incorporated by reference to exhibit of same designation to Annual
            Report on Form 10-K for the fiscal year ended March 29, 1992).

10.78   -   Registrant's 1988 Amended Outside Director's Stock Option Plan
            (incorporated by reference to exhibit to Registration Statement on Form S-8, File No. 33-61687).

10.79   -   Registrant's 1998 Non-Employee Director Stock Option Plan
            (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).

10.80   -   Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

10.81   -   Registrant's Retirement Savings Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.85   -   Loan and Security Agreement by and between the Registrant and
            Foothill Capital Corporation dated as of October 29, 1993
            (incorporated by reference to exhibit of same designation to Annual
            Report on Form 10-K for the fiscal year ended March 27, 1994).

10.93   -   Stock Purchase Agreement dated as of November 22, 1994 by and among
            Harry S. Patten and the Purchasers named therein (incorporated by reference to exhibit of same designation to Current Report on Form
            8-K dated November 22, 1994).

10.98   -   Pooling and Servicing Agreement dated as of June 15, 1995, among
            Patten Receivables Finance Corporation X, the Registrant, Patten
            Corporation REMIC Trust, Series 1995-1 and First Trust National
            Association, as Trustee (incorporated by reference to exhibit to Current Report on Form 8-K dated July 12, 1995).

10.99   -   Pooling and Servicing Agreement dated as of April 15, 1996, among
            Bluegreen Receivables Finance Corporation I, the Registrant,
            Bluegreen Corporation REMIC Trust, Series 1996-1 and First Trust
            National Association, as Trustee (incorporated by reference to exhibit to Current Report on Form 8-K dated May 15, 1996).

10.100  -   Pooling and Servicing Agreement dated as of November 15, 1996, among
            Bluegreen Receivables Finance Corporation II, the Registrant,
            Bluegreen Corporation REMIC Trust, Series 1996-2 and First Trust
            National Association, as Trustee (incorporated by reference to exhibit to Current Report on Form 8-K dated December 11, 1996).

10.102  -   Amended and Restated Sale and Contribution Agreement dated as of
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
            2002, among the Registrant, Bluegreen Receivables Finance
            Corporation V, BXG Receivables Note Trust 2001-A, Concord Servicing
            Corporation, Vacation Trust, Inc. and U.S. Bank Trust National
            Association (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.112  -   Amended and Restated Note Purchase Agreement dated April 17, 2002, among the Registrant, Bluegreen Receivables Finance Corporation V,
            BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and
            ING Capital LLC (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.113  -   Amended and Restated Indenture dated April 17, 2002, between BXG
            Receivables Note Trust 2001-A and U.S. Bank Trust National
            Association (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.114  -   Amended and Restate Trust Agreement dated April 17, 2002, by and among Bluegreen Receivables Finance Corporation V, GSS Holdings,
            Inc. and Wilmington Trust Company (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.123  -   Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form
            S-4, File No. 333-50717).

10.124  -   Employment Agreement between George F. Donovan and the Company dated
            December 19, 2001 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.125  -   Employment Agreement between John F. Chiste and the Company dated
            December 27, 2001 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.126  -   Employment Agreement between Daniel C. Koscher and the Company dated
            May 22, 2002 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

10.128  -   Amended and Restated Credit Facility Agreement entered into as of
            April 16, 1998 between Finova Capital Corporation and the Registrant
            (incorporated by reference to exhibit 10.129 to Registration
            Statement on Form S-4, File No. 333-50717).

10.129  -   Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova Capital Corporation and the
            Registrant (incorporated by reference to exhibit 10.130 to Quarterly
            Report on Form 10-Q dated October 3, 1999).

10.130  -   Amended and Restated Loan and Security Agreement dated as of
            September 23, 1997 between Foothill Capital Corporation and the
            Registrant (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

10.131  -   Amendment Number One to Loan and Security Agreement dated December
            1, 2000, by and between the Registrant and Foothill Capital
            Corporation (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated December 31, 2000).

10.132  -   Amendment Number Two to Loan and Security Agreement dated as of
            November 9, 2001, by and between the Registrant and Foothill Capital
            Corporation (incorporated by reference to exhibit 10.133 to Quarterly Report on Form 10-Q dated December 31, 2001).

10.133  -   Loan and Security Agreement dated October 20, 1998, by the
            Registrant and Bluegreen Resorts, Inc. as Borrowers and Heller
            Financial, Inc. as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 27,
            1998).

10.134  -   Amended and Restated Loan and Security Agreement dated as of June
            30, 1999, among the Registrant, Bluegreen Vacations Unlimited, Inc.
            and Heller Financial, Inc. (incorporated by reference to exhibit
            10.138 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.135  -   Amended and Restated Loan and Security Agreement dated as of June
            29, 2000, among the Registrant, Bluegreen Vacations Unlimited, Inc.
            and Heller Financial, Inc. (incorporated by reference to exhibit
            10.139 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.136  -   Third Amendment to Amended and Restated Loan and Security Agreement
            dated as of October 16, 2000, among the Registrant, Bluegreen
            Vacations Unlimited, Inc.(TM)and Heller Financial, Inc.
            (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 1, 2000).

10.137  -   Fourth Amendment to Amended and Restated Loan and Security Agreement
            dated as of October 16, 2001, among the Registrant, Bluegreen
            Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2001).

10.138  -   Fifth Amendment to Amended and Restated Loan and Security Agreement
            dated as of February 16, 2002, among the Registrant, Bluegreen
            Vacations Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit of same designation to Annual Report on Form
            10-K for the fiscal year ended March 31, 2002).

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

10.204  -   Contribution Agreement dated as of June 16, 2000 by and between
            Bluegreen Vacations Unlimited, Inc. and Big Cedar L.L.C.
            (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.205  -   Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of June 16, 2000 by and among Bluegreen Vacations Unlimited, Inc.
            and Big Cedar L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.206  -   Administrative Services Agreement dated as of June 16, 2000 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen Vacations
            Unlimited, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.207  -   Servicing Agreement dated as of June 16, 2000 by and among the
            Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar L.L.C.
            (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

21.1    -   List of Subsidiaries (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended
            March 31, 2002).

23.1    -   Consent of Ernst & Young LLP (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

99.1    -   Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.