Form 10-KT
period 2002-12-31
BLUEGREEN CORP
filed 2003-03-31
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KT

(Mark One)

       |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR

     |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the nine months ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting common equity held by non-affiliates of the registrant: $45,624,703 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on September 30, 2002 ($3.10 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 24, 2003, there were 24,588,128 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Specifically identified portions of the Company's definitive proxy statement to be filed for its Annual Meeting of Shareholders to be held on May 29, 2003 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-KT

                                     PART I

                                                                            PAGE

Item 1.  BUSINESS..........................................................   1

Item 2.  PROPERTIES........................................................  22

Item 3.  LEGAL PROCEEDINGS.................................................  22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  23

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.......................................................  23

Item 6.  SELECTED FINANCIAL DATA...........................................  25

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION.......................................  26

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  45

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  46

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE..........................................  87

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  87

Item 11. EXECUTIVE COMPENSATION............................................  87

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  87

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  87

Item 14. CONTROLS AND PROCEDURES...........................................  87

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  87

Signatures.................................................................  89

Exhibit Index..............................................................  92

Note: The term "Bluegreen(R)" is registered in the U.S. Patent and Trademark office by Bluegreen Corporation.
      The term "Bluegreen Vacation Club(R)" is registered in the U. S. Patent and Trademark office by Bluegreen Corporation.
      The term "Big Cedar(R)" is registered in the U.S. Patent and Trademark office by Big Cedar L.L.C.
      The term "Bass Pro Shops(R)" is registered in the U.S. Patent and Trademark office by Bass Pro, Inc.

                                     PART I

Item 1. BUSINESS.

Introduction

      Bluegreen(R) Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. The Company's resorts business ("Bluegreen Resorts") acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the buyer of the Company's points-based Bluegreen Vacation Club(R) (the "Club") product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity. "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at any of the Company's participating resorts. A Timeshare Interest also entitles the buyer to access approximately 3,700 resorts worldwide through the Company's participation in timeshare exchange networks. The Company currently develops, markets and sells Timeshare Interests in 12 resorts located in the United States and one resort located in the Caribbean. In addition, the Company also markets and sells Timeshare Interests at four off-site sales offices. Prior to investing in new timeshare projects, the Company performs market research and testing and, prior to completion of development, seeks to pre-sell a significant portion of its Timeshare Interests inventory. The Company's residential land and golf business ( "Bluegreen Communities", formerly referred to as the Residential Land & Golf Division) acquires, develops and subdivides property and markets the subdivided residential lots (hereinafter referred to as "home sites") to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. Bluegreen Communities' strategy is to locate its projects (i) near major metropolitan centers but outside the perimeter of intense subdivision development or (ii) in popular retirement areas. The Company has focused Bluegreen Communities' activities in certain core markets in which the Company believes it has substantial marketing expertise and a strong track record of success. Prior to acquiring properties, Bluegreen Communities typically utilizes market research, conducts due diligence and, in the case of new project locations, engages in pre-marketing techniques to evaluate market response and price acceptance. Once a parcel of property is acquired, the Company seeks to pre-sell a significant portion of its planned home sites on such property prior to extensive capital investment, which has been possible by the Company's ability to bond its projects to completion. The Company also generates significant interest income through its financing of individual purchasers of Timeshare Interests and, to a lesser extent, home sites sold by Bluegreen Communities.

      For the purposes of this discussion, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or home sites, as the case may be, at current retail prices. No assurances can be given that actual sales will meet expectations.

      Market and industry data used throughout this Form 10-KT were obtained from internal Company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association ("ARDA"), a non-profit industry organization. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurances as to the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, internal Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

      Bluegreen Resorts. Bluegreen Resorts was founded in 1994 to capitalize on the growth of the timeshare industry. While historical growth rates may not continue, according to ARDA and other industry sources, timeshare industry sales grew at growth rates ranging from 14% to 17% annually during the period from 1992 through 2001. The Company currently markets and sells Timeshare Interests in 13 resorts located in the Smoky Mountains of Tennessee (two resorts); Myrtle Beach (two resorts) and Charleston, South Carolina; Orlando and Surfside, Florida; Branson and Ridgedale, Missouri; Gordonsville, Virginia; Wisconsin Dells, Wisconsin; Boyne Mountain, Michigan and Aruba. The Company also markets and sells Timeshare Interests at four off-site sales locations serving the Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; and Daytona Beach, Florida markets. Through December 31, 2002, the Company has generated approximately 83,000 Timeshare Interests sales transactions at its resorts. As of December 31, 2002, the Company had 76,134 completed Timeshare Interests at its resorts, 10,816 Timeshare Interests under construction or development and plans to develop approximately 72,996 additional Timeshare Interests at existing resorts. Based on the foregoing, Bluegreen Resorts' estimated remaining life-of-project sales were approximately $841 million as of December 31, 2002, based on retail prices at that date. The Company also manages 20 timeshare resorts (including 11 of its own resorts) with an aggregate of approximately 97,000 members.

      Bluegreen(R) Resorts uses a variety of techniques to attract prospective purchasers of Timeshare Interests, including telemarketing mini-vacations, marketing kiosks in retail and hotel locations, targeted mailings, marketing to current owners of Timeshare Interests and referrals. To support its marketing and sales efforts, the Company has developed and continues to enhance its database to track its timeshare marketing and sales programs. Management believes that, as the Company's timeshare operations grow, this database will become an increasingly significant asset, enabling it to take advantage of, among other things, less costly marketing and referral opportunities.

      According to ARDA, the primary reason cited by consumers for purchasing a Timeshare Interest is the ability to exchange a Timeshare Interest for accommodations at other resorts through worldwide exchange networks. Each of the Company's timeshare resorts is affiliated with either Resort Condominium International(R), Inc. ("RCI") or Interval International(R) ("II"), the two largest worldwide timeshare exchange companies. Participation in an exchange network entitles owners to exchange their annual Timeshare Interests for occupancy at approximately 3,700 participating RCI resorts or approximately 1,900 participating II resorts located in over 100 countries worldwide. To further enhance the ability of its Timeshare Interest owners to customize their vacation experience, the Company has also implemented the Club system which permits its Timeshare Interest owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Company-owned and certain participating managed resorts. At December 31, 2002, the Company's approximately 61,000 Club members could choose to use their points at 32 resorts in the Bluegreen system. The Company also has implemented the Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to the regular Club members for a one-year trial period. The Company also has the Sampler Plus program, which provides Sampler Plus package purchasers with the same benefits of the Sampler package, plus a three-year travel discount program with exclusive website access to purchasing hotel and resort condo stays, cruises, rental cars, etc. The Company benefits from the Sampler and Sampler Plus programs by recapturing some of the costs incurred in initially marketing to prospective customers through the price of the Sampler and Sampler Plus packages and having the opportunity to remarket the Company's Timeshare Interests to these customers when they use their trial memberships at the Company's resorts.

      Prior to acquiring property for resorts, Bluegreen Resorts undertakes a full property review, including physical and environmental assessments, which is presented for approval to the Company's Investment Committee, which was established in 1990 and consists of certain key members of senior management. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Another important consideration when Bluegreen Resorts is reviewing a resort location for potential acquisition is the demand for resorts in specific geographic areas by existing Club members, which the Company periodically monitors through surveys and other means. The geographic areas in which the Company currently intends to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts are the areas in which Bluegreen Resorts currently operates, as noted above (with a current emphasis on beachfront resorts), the northeastern and western United States, although the Company may pursue acquisitions in other areas. No assurances can be given that the Company will be able to acquire property in its current target areas or be successful in its acquisitions strategy.

      The Company has historically provided financing to approximately 95% of its timeshare customers. Customers are required to make a downpayment of at least 10% of the Timeshare Interest sales price and typically finance the balance of the sales price over a period of seven or ten years. As of December 31, 2002, the Company had a timeshare receivables portfolio totaling approximately $53.0 million in principal amount, with a weighted-average contractual yield of approximately 15.3% per annum. During the nine months ended December 31, 2002, the Company maintained a timeshare receivables warehouse facility and a separate timeshare receivables purchase facility to accelerate cash flows from the Company's timeshare receivables. See "Liquidity and Capital Resources" for further discussion of the Company's timeshare receivable facilities and certain risks relating to such facilities.

      Bluegreen Communities. Bluegreen Communities is focused primarily on land and golf community projects located in states in which the Company has developed marketing expertise and has a track record of success, such as Texas, North Carolina and Virginia. The aggregate carrying amount of Bluegreen Communities' inventory at December 31, 2002, was $102.0 million. Bluegreen Communities' estimated remaining life-of-project sales were approximately $335.2 million at December 31, 2002, based on retail prices at that date. The Company believes no other company in the United States of comparable size or financial resources markets and sells residential home sites directly to retail customers.

      Bluegreen Communities targets customers seeking a quality lifestyle improvement, which is generally unavailable in traditional, intensely subdivided suburban developments. Through its experience in marketing and selling home sites to its target customers, the Company has developed a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, Bluegreen Communities' customer relationship management computer software system enables the Company to compile, process and maintain information concerning future sales prospects within each of its operating regions with the goal of tracking the effectiveness of advertising and marketing programs relative to sales generated. Through the Company's targeted sales and marketing program, the Company believes that it has been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

      Bluegreen(R) Communities acquires and develops land in two markets: (i) near major metropolitan centers but outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, the Company researches market depth and forecasts market absorption. In new market areas, the Company typically supplements its research with a structured classified advertisement test marketing system that evaluates market response and price acceptance. The Company's sales and marketing efforts begin as soon as practicable after the Company enters into an agreement to acquire a parcel of land. The Company's ability to bond projects to completion generally allows it to sell a significant portion of its residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to Investment Committee approval.

      In fiscal 1997, the Company began construction of its first daily-fee golf course as part of its long-term plan to participate in the growing daily-fee golf market. The Company believes that daily-fee golf courses are an attractive amenity that increases the marketability of the Company's adjacent home sites in certain projects. The Company's first golf course, the Carolina National(TM) Golf Club ("Carolina National"), is located near Southport, North Carolina, just 30 miles north of Myrtle Beach, South Carolina, one of the nation's most popular golf destinations, and was designed by Masters Champion Fred Couples. The Company opened the first 18 holes of Carolina National for play in July 1998. In fiscal 2000, the Company opened an additional nine holes at Carolina National along with a new clubhouse, featuring food and beverage operations and an expanded pro shop. In fiscal 2000, the Company began construction at Brickshire(TM), a new residential land and golf course community in New Kent County, Virginia. Brickshire opened its 18-hole golf course, designed by two-time U.S. Open Champion Curtis Strange, in March 2002. In the year ended April 1, 2001, the Company began construction of an 18-hole golf course designed by PGA Champion Davis Love III adjacent to its residential land project near Chapel Hill, North Carolina, known as The Preserve at Jordan Lake(TM) ("the Preserve"). The Preserve opened for play in August 2002. The Company currently intends to expand its golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurances that the Company's strategy for this expansion will be successful.

      The Company's business involves certain risks and uncertainties and this Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Please see Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") for further discussion of these risks and uncertainties and factors that could cause the Company's actual results to differ materially from those suggested in the forward-looking statements. Securities and Exchange Commission ("SEC") rules require certain disclosure from real estate investment trusts and other companies whose business is primarily that of acquiring, and holding for investment, real estate. Because the Company is not a real estate investment trust and its business is not primarily acquiring and holding real estate for investment, the Company believes that these disclosure rules do not apply to it. Nonetheless, the SEC is now encouraging the Company to provide certain information called for by this disclosure, and the Company has done so throughout this report as applicable. Part of this disclosure relates to whether the Company has policies with respect to the issuing of senior securities, investing in the securities of other companies for the purpose of exercising control, underwriting securities of other companies, or offering securities in exchange for property. The Company does not have policies covering these matters and believes that such policies, while common and important for real estate investment trusts, are not customary for companies in its industry. Any decisions related to these or similar matters would likely be addressed on a case-by-case basis by the Company's Board of Directors. To the extent the Board does act on any of these matters in the future, the Board would, as with all matters, make decisions based on what it believes to be the best interests of the Company's shareholders and would not submit these matters to shareholders for approval unless required to do so by applicable law or exchange rules.

      The Company's executive offices are located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431. The Company's telephone number at such address is (561) 912-8000. The Company's web site address is www.bluegreenonline.com.

      See also MD&A and Note 19 of Notes to Consolidated Financial Statements for additional financial information on the Company's business segments.

Industry Overviews

Bluegreen(R) Resorts

      The Market. The resorts component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. The Company believes that Timeshare Interest ownership presents an attractive vacation alternative to commercial lodging.

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

      The timeshare industry historically was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. The Company believes that one of the most significant factors contributing to the current success of the timeshare industry has been the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as Marriott(R) International, Inc. ("Marriott"); the Walt Disney(R) Company ("Disney"); Hilton(R) Hotels Corporation ("Hilton"); Hyatt(R) Corporation ("Hyatt"); Four Seasons(R) Hotels and Resorts ("Four Seasons"); Starwood(R) Hotels and Resorts Worldwide, Inc. ("Starwood"); Carlson(R) Hotels Worldwide ("Carlson"); and Cendant(R) Corporation ("Cendant"). Although timeshare operations currently comprise only a portion of these companies' overall operations, the Company believes that their involvement in the timeshare industry has enhanced the industry's image with the general public.

      Since the September 11th terrorist attacks, the leisure and travel industries, including the timeshare industry, have been adversely impacted by a reduction in air travel by Americans. The Company believes that it has been somewhat less affected by this adverse economic impact due to the 12 "drive-to" resort destinations in its portfolio of 13 timeshare properties. The Company believes that, in general, Americans still desire to take family vacations and that the Club, which consists entirely of "drive-to" resorts, is positioned to benefit from consumer demand for family vacations in the post-September 11th environment. However, international hostilities, economic conditions and the rising cost of gasoline may have an adverse effect on our operations.

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

      Timeshare Interest Ownership. The purchase of a Timeshare Interest typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. Under a points-based vacation club system, members purchase an annual allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points that are required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. In addition, members are required to pay annual fees for certain maintenance and management costs associated with the operation of the resorts based on the number of points to which they are entitled. As of December 31, 2002, all of the Company's sales offices, with the exception of its La Cabana Beach and Racquet Club(TM) ("La Cabana") sales office in Aruba, were only selling Timeshare Interests within the Club system.

      The owners of Timeshare Interests manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of Timeshare Interests at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2002, the Company managed 20 resorts (including 11 of the Company's resorts) and served an owner base of approximately 97,000.

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

      Participation in Independent Timeshare Interest Exchange Networks. The Company believes that its Timeshare Interests are made more attractive by the Company's affiliation with Timeshare Interest exchange networks operated by RCI and II, the two largest timeshare exchange companies worldwide. Eleven of the Company's timeshare resorts are affiliated with RCI. Eight of the Company's timeshare resorts have been awarded RCI's highest designation (Gold Crown) and three have been awarded the second highest designation (Resort of International Distinction). Mountain Run at Boyne(TM), once constructed, will be affiliated with RCI. La Cabana is affiliated with II. A Timeshare Interest owner's participation in the RCI or II exchange network allows such owner to exchange their annual Timeshare Interest for occupancy at approximately 3,700 participating resorts in the case of RCI and approximately 1,900 participating resorts in the case of II, based upon availability and the payment of a variable exchange fee. RCI and II's participating resorts are located throughout the world in over 100 countries. A member may exchange their Timeshare Interest for an occupancy right in another participating resort by listing his Timeshare Interest as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed Timeshare Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Timeshare Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Timeshare Interest with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. No assurances can be given that the Company's resorts will continue to qualify for participation in RCI or II, or that the Company's customers will continue to be satisfied with these networks. The failure of the Company or any of its resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on the Company.

Bluegreen(R) Communities

      Bluegreen Communities operates within a specialized niche of the real estate industry, which focuses on the sale of residential home sites to retail customers who intend to build a home on such home sites at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, the Company believes that no other company in the United States of comparable size or financial resources currently markets and sells residential land directly to retail customers.

      Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by the Company are significantly less capital intensive than those undertaken by the commercial homebuilders. See "MD&A" for a discussion of risks the Company has as a result of holding real estate inventory. The Company believes that its market is also the beneficiary of a number of trends, including the large number of people entering into the 45 to 60 year age bracket and the economic and population growth in certain of its primary markets.

      Bluegreen(R) Communities is also focused on the development of golf courses and related amenities as the centerpieces of certain of its residential land properties. As of December 31, 2002, the Company was marketing home sites in six projects that include golf courses developed either by the Company or a third party. The Company currently intends to acquire and develop additional golf communities, as management believes that the demographics and marketability of such properties are consistent with the Company's overall residential land strategy. Golf communities typically are larger, multi-phase properties, which require a greater capital commitment than the Company's single-phase residential land projects. There can be no assurances that the Company will be able to successfully implement its golf community strategy.

      Bluegreen Communities also has undertaken the development of large lakes in certain of its projects as the centerpiece amenity. The Company believes that while such development activities require a greater capital commitment than certain other amenities that Bluegreen Communities may provide in its projects, the Company benefits from the anticipated increased marketability and pricing of lakefront home sites.

Company Products

Timeshare Interests

      All of the Company's resorts, with the exception of La Cabana, are part of the Club. Buyers of Timeshare Interests in the Club receive an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. In addition to 11 of the Company's resorts (all except La Cabana, which is not part of the Club and Mountain Run at Boyne(TM), for which construction of any units had not yet been completed as of December 31, 2002), Club owners can use their points to stay at 21 additional resorts not owned by the Company, primarily located in Florida. By selling points in the Club, the Company has the flexibility to deed Timeshare Interests in its resorts at any of its sales locations, both on-site (i.e., located on a resort property) and off-site.

      Buyers of Timeshare Interests in La Cabana receive an ownership interest in La Cabana, which provides them the use of a vacation residence at La Cabana for a one-week period each year in perpetuity. Ownership of a Timeshare Interest in La Cabana is not interchangeable with ownership of a Timeshare Interest at one of the Company's other resorts which are part of the Club, or vice versa.

      Real estate taxes at the Company's timeshare resorts are the responsibility of the applicable property owners' association for each resort. Other than to the extent that the Company pays the resort property owners' associations annual developer subsidies or maintenance fees for the Timeshare Interests that the Company holds in inventory, the Company has no direct obligation for real estate taxes on its resorts.

      Set forth below is a description of each of the Company's timeshare resorts. Units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR player and a CD player. Some units have additional amenities, such as big screen televisions, fireplaces, Jacuzzi(R) tubs and video game systems. Most properties offer guests a clubhouse (with an indoor and/or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. The Company manages all of its resorts with the exception of La Cabana and Mountain Run at Boyne(TM). La Cabana is managed by Optima Hotel Exploitatiemaatschappij N.V., an unaffiliated third party that managed the resort prior to the Company's acquisition of La Cabana's unsold Timeshare Inventory in 1997. The first vacation home at the Mountain Run at Boyne resort is currently under construction.

      Please see page 8 below for additional disclosure about the individual resorts, including the number of Timeshare Interests completed, under construction and sold at each of the Company's resorts.

      MountainLoft(TM)--Gatlinburg, Tennessee. The MountainLoft Resort in Gatlinburg, Tennessee is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

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

      The Falls Village(TM)--Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort customers come from areas within an eight to ten hour drive of Branson.

      Christmas Mountain Village(TM)--Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

      Orlando's Sunshine(TM)--Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild(R) water park and Universal Studios Florida(R). This property features an outdoor swimming pool, hot tub and tennis courts.

      La Cabana Beach Resort & Racquet Club(TM)--Aruba. Bluegreen Properties N.V. ("BPNV") acquired the unsold Timeshare Interest inventory of La Cabana (approximately 8,000 Timeshare Interests) in December 1997 and additional Timeshare Interests from time to time thereafter. Established in 1989, La Cabana is a 449-suite ocean front property, which offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by the Company.

      Shenandoah Crossing(TM)--Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course, indoor and outdoor pools, tennis courts, horseback riding trails and a lake for swimming, fishing and boating.

      The Lodge Alley Inn(TM)--Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, living room with fireplace, dining room, Jacuzzi(R), pine wood floors, and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

      The Big Cedar Wilderness Club(TM)--Ridgedale, Missouri. In the year ended April 1, 2001, Bluegreen/Big Cedar Vacations(TM) LLC, a joint venture between a wholly-owned subsidiary of the Company and Big Cedar(R), L.L.C., with 51% and 49% ownership, respectively, began developing the Big Cedar Wilderness Club, a 300-unit, wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. (The Big Cedar Lodge is owned and operated by Big Cedar, L.L.C., an affiliate of Bass Pro Shops(R), a privately-held retailer of fishing, marine, hunting, camping and sports gear.) The Big Cedar Wilderness Club is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas will enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include or are expected to include indoor and outdoor swimming pools and hot tubs, lazy river, hiking trails, campfire area, beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis and spa.

      Solara Surfside(TM)--Surfside, Florida. In June 2001, the Company acquired the unsold Timeshare Interest inventory (approximately 6,001 Timeshare Interests, as further described in the table below) at an existing vacation ownership property located in Surfside, Florida, near Miami Beach. Solara Surfside is located directly on the beach and features one and two bedroom vacation homes. Sales of Timeshare Interests in this resort commenced in May 2002. The Company completed renovations of the resort's units, common areas and amenities in November 2002.

      Mountain Run at Boyne(TM)--Boyne Mountain, Michigan. In October 2002, the Company acquired approximately 11 acres of land to build and develop 64 vacation homes at Boyne Mountain in northern Michigan. In connection with this acquisition, the Company also acquired an option to purchase land contiguous to the 11 acres on which it could, at its discretion, build approximately an additional 100 timeshare units. Boyne Mountain is known for skiing, snowboarding and tubing on 62 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers 162 holes on world-class golf courses designed by some of the game's masters, including Robert Trent Jones, Arthur Hills, Donald Ross and, soon, Pete Dye. Sales commenced at Mountain Run at Boyne(TM) in November 2002. The Company expects to complete construction of the first 16 vacation homes at Mountain Run at Boyne during the year ending December 31, 2003, although there can be no assurances that construction will be completed as anticipated.

The following table sets forth additional data with respect to each of the Company's resorts:

                                        Laurel          Shore           Harbour            The          Christmas        La Cabana
                       Mountain-        Crest(TM)      Crest(TM)        Lights(TM)        Falls          Mountain          Beach &
                         Loft(TM)       Pigeon         Myrtle           Myrtle         Village(TM)      Village(TM)       Racquet
                      Gatlinburg,       Forge,         Beach,           Beach,          Branson,        Wisconsin,        Club(TM),
Location                   TN             TN             SC               SC               MO           Dells, WI          Aruba
------------------------------------------------------------------------------------------------------------------------------------
Date sales commenced      7/94           8/95            4/96             6/97             7/97            9/97             1/98

Number of Timeshare
Interests completed
as of December 31,
2002 (1)                14,248         12,064          12,480            4,992            3,979           3,208            8,511

Number of Timeshare
Interests under
Construction as of
December 31, 2002
(1) (2)                      --         3,640              --               --              312           1,040               --

Number of
additional
Timeshare Interests
Planned (1) (2)          4,680          5,200              --            8,736            8,944          11,324               --

Number of Timeshare
Interests in
inventory at
December 31, 2002 (3)      790            921           1,894              513              362             675            3,548

Average sales price
Per transaction
(4) (5)                $10,830        $12,287         $12,317          $10,604          $13,750         $10,557          $ 9,425

Number of Timeshare
Sales transactions
(5)
Through December
31, 2002                13,965         10,898          15,887            6,987            5,032           5,129            6,521

                       Shenandoah                        The           Big Cedar                      Mountain Run
                        Crossing        Orlando's       Lodge          Wilderness       Solara          At Boyne
                     Farm & Club(TM)   Sunshine(TM)  Alley Inn(TM)    Club(TM) (6)    Surfside(TM)       Boyne
                     Gordonsville,      Orlando,      Charleston,      Ridgedale,      Surfside,        Mountain,
                           VA             FL             SC               MO               FL              MI
Date sales commenced      4/98          12/98            2/99            11/00             5/02              (7)

Number of Timeshare
Interests completed
as of December 31,
2002 (1)                 2,123          3,120           4,680              728            6,001              --

Number of Timeshare
Interests under
Construction as
of December 31, 2002
(1) (2)                     --             --              --            5,824               --              --

Number of
additional
Timeshare Interests
Planned (1) (2)         10,400             --              --           20,384               --           3,328

Number of Timeshare
Interests in
inventory at
December 31, 2002 (3)      364            507             434            5,448            1,373              --


Average sales price
Per transaction
(4) (5)                $10,744        $13,083         $12,347          $12,567          $11,634              --

Number of Timeshare
Sales transactions
(5)
Through December
31, 2002                 2,621          5,388           5,467            1,983            3,017              --

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

(2) There can be no assurances that the Company will have the resources, or will decide, to complete all such planned Timeshare Interests or that such Timeshare Interests will be sold at favorable prices.

(3) The number of Timeshare Interests in inventory at December 31, 2002, reflects the number of Timeshare Interests completed or under construction that are currently available for sale. In addition to full Timeshare Interests, as defined elsewhere herein, the Company also sells biennial Timeshare Interests, which entitle the buyer of points in the Club with the use of those points every other year. Biennial Timeshare Interests held in the Company's inventory are counted as 1/2 of a Timeshare Interest for the purposes of this disclosure.

(4) The average sales price per transaction is for sales during the nine months ended December 31, 2002.

(5) The Company reacquires previously-sold Timeshare Interests in its resorts in various transactions including foreclosures, deedback in lieu of foreclosure and equity trade-ins of one Timeshare Interest towards the purchase of a higher priced Timeshare Interest, subject to the Company's policies and applicable laws and regulations. The Company sells reacquired Timeshare Interests through its sales outlets at then-current retail prices. For the purposes of this disclosure, each sale, including the sale of a reacquired or a biennial Timeshare Interest, is counted as one timeshare sales transaction. The sales price on a transaction with an equity trade-in, however is not presented net of the equity trade-in allowance granted the customer.

(6) Bluegreen/Big Cedar(TM) LLC, in which the Company owns a 51% interest, is developing The Big Cedar Wilderness Club(TM).

(7) Sales of Timeshare Interests in the Mountain Run at Boyne(TM) resort had not commenced as of March 24, 2003. Sales of Timeshare Interests in the Company's other Club resorts began at the Mountain Run at Boyne location in November 2002.

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

Certain Bluegreen(R) Communities Projects

      Set forth below is a description of the seven largest projects currently marketed by Bluegreen Communities, which are representative of the types of projects that the Company has been focusing on since 1993. These properties represented approximately 82% of Bluegreen Communities' estimated remaining life-of-project sales at December 31, 2002.

      Mystic Shores(TM)--Canyon Lake, Texas. The Company acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, the Company purchased an additional 435 acres for $2.7 million. The project includes approximately 2,400 home sites, ranging in size from one to twenty acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property will also feature a junior Olympic swimming pool, bathhouse, open-air pavilion, picnic area and boat ramps. General improvements on home sites at Mystic Shores performed by the Company include, in most cases, water and lot clearing, while some sections of the project also include underground electric and telephone utilities. Aggregate development costs through December 31, 2002, were $21.5 million, with projected remaining expenditures to complete development at the project of $20.2 million. The Company began selling home sites in March 2000, with aggregate sales of approximately $45.9 million through December 31, 2002. Estimated remaining life-of-project sales were approximately $84.9 million as of December 31, 2002, based on retail selling prices as of that date. As of December 31, 2002, the Company had sold 655 home sites at this project and had a total of 1,718 home sites remaining available for sale.

      Lake Ridge(TM) at Joe Pool Lake -- Cedar Hill, Texas. The Company acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, the Company acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities (not owned or managed by the Company) include a 154-acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The existing acreage will yield approximately 2,530 home sites, with most home sites ranging in size from 1/4 to five acres. General improvements on the home sites at Lake Ridge performed by the Company include, in most cases, water, sewer, electric, telephone and cable television utilities as well as lot clearing. The Company began selling home sites in April 1994 and aggregate sales through December 31, 2002 were $105.2 million. Aggregate development costs through December 31, 2002 were $34.9 million, and the Company anticipates that the remaining capital expenditures to complete development at the project will be $16.4 million. Estimated remaining life-of-project sales for this project were approximately $72.1 million as of December 31, 2002, based on retail selling prices as of that date. As of December 31, 2002, the Company had sold 1,583 home sites at this project and had a total of 947 home sites remaining available for sale.

      Brickshire(TM) -- New Kent, Virginia. The Company acquired 1,135 acres located 20 miles from Williamsburg and Richmond, Virginia, in September 1999 for $4.4 million. The property will consist of approximately 1,065 home sites, ranging in size from 1/4 to 2.5 acres, and features an 18-hole golf course designed by U.S. Open champion Curtis Strange. The property will also offer residents a community club and pool, tennis courts and scenic walking trails. General improvements on the home sites at Brickshire performed by the Company include, in most cases, water and sewer utilities. Aggregate development costs through December 31, 2002 were $19.6 million, with projected remaining expenditures of $12.7 million. The Company began selling home sites in December 1999, with aggregate sales of $27.1 million through December 31, 2002. Estimated remaining life-of-project sales were approximately $42.2 million as of December 31, 2002, based on retail selling prices as of that date. As of December 31, 2002, the Company had sold 432 home sites at this project and had a total of 633 home sites remaining available for sale.

      Silver Lakes Ranch(TM)--Bowie, Texas. The Company acquired 2,463 acres located approximately 35 miles northwest of Fort Worth, Texas, in October 2002 for $3.7 million. The property will feature a swimming pool, picnic area, park, lakes, ponds and a recreational vehicle park for use by the purchasers of home sites in the community. The existing acreage will yield approximately 661 home sites, with most home sites ranging in size from 1 to 10 acres. General improvements on the home sites at Silver Lakes Ranch that may be performed by the Company include, in most cases, water, electric and telephone as well as lot clearing. The Company began selling home sites at Silver Lakes Ranch during March 2003. Aggregate development costs through December 31, 2002 were $255,000 and the Company anticipates that the remaining capital expenditures to complete development at the project will be $6.1 million. Estimated remaining life-of-project sales for this project were approximately $21.8 million as of December 31, 2002, based on retail selling prices as of that date.

      Catawba Falls Preserve(TM)--Black Mountain, North Carolina. The Company acquired approximately 785 acres located in Black Mountain, North Carolina (approximately 18 miles from Asheville, North Carolina) for $2.6 million in June 2002. The project will include horse and hiking trails, a swimming hole, picnic area, playground area and trail access to Pisgah National Forest and Catawba Falls. The Company anticipates that the project will consist of a total of approximately 238 home sites, which range in size from approximately 1 acre to 16 acres. The Company began selling home sites at Catawba Falls Preserve in January 2003. Aggregate development costs through December 31, 2002 were $1.3 million and the Company anticipates that the aggregate capital expenditures to complete development at the project will be $4.2 million. Estimated remaining life-of-project sales for this project were approximately $18.6 million as of December 31, 2002, based on retail selling prices as of that date.

      Ridge Lake Shores(TM) -- Magnolia, Texas. In February 2001, the Company acquired 1,152 acres located approximately 25 minutes drive from Houston, Texas for $3.2 million. This property is anticipated to include approximately 700 home sites, ranging in size from one to four acres, and will feature two private fishing lakes, boat ramps, open-air pavilions, bathhouses, playgrounds and a beach area. General improvements to the home sites in Ridge Lake Shores performed by the Company include, in most cases, water and lot clearing, while some sections of the project have electric, cable, telephone and/or gas utilities. The Company began selling home sites in May 2001, with aggregate sales of $9.9 million through December 31, 2002. Aggregate development costs through December 31, 2002 were $5.2 million and the Company anticipates that future capital expenditures to complete development at the project will be $5.7 million. Estimated remaining life-of-project sales for Ridge Lake Shores were $17.3 million as of December 31, 2002, based on retail prices at that date. As of December 31, 2002, the Company had sold 300 home sites at this project and had a total of 402 home sites remaining available for sale.

      Mountain Lakes Ranch(TM) -- Bluffdale, Texas. The Company acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. The Company anticipates that the property will yield approximately 1,290 home sites ranging in size from one to five acres, including both lakefront and waterview parcels. General improvements on the home sites at Mountain Lakes Ranch performed by the Company include, in most cases, water, electric and telephone utilities. The Company began selling home sites in March 2000, with aggregate sales of $24.7 million through December 31, 2002. Aggregate development costs through December 31, 2002 were $20.3 million and the Company anticipates that future capital expenditures to complete development at the project will be $2.2 million. Estimated remaining life-of-project sales for Mountain Lakes Ranch were $16.4 million as of December 31, 2002, based on retail prices at that date. As of December 31, 2002, the Company had sold 766 home sites at this project and had a total of 523 home sites remaining available for sale.

      The Company believes that each of its Bluegreen(R) Communities projects are adequately covered by builder's risk insurance during the construction period and property and casualty insurance for home sites that are held in the Company's inventory prior to sale to consumers. Once a home site is sold, the consumer assumes the risk of loss on such home site. In addition, the applicable property owners' association bears the risk of loss on any common amenities at each project.

      The Company also purchases performance bonds on most of its projects, to provide assurance to home site buyers that construction of the project will be completed. The Company believes that its ability to obtain such performance bonds assists the Company in its pre-construction sales efforts.

Acquisition of Bluegreen(R) Resorts and Bluegreen Communities Inventory

      In order to provide centralized and uniform controls on the type, location and amount of timeshare and residential land and golf inventory that the Company acquires, all such inventory acquisitions have required the approval of the Investment Committee since 1990. The Investment Committee currently consists of George F. Donovan, President and Chief Executive Officer; John F. Chiste, Senior Vice President, Treasurer and Chief Financial Officer; Daniel C. Koscher, Senior Vice President--President, Bluegreen Communities; John M. Maloney, Jr., Senior Vice President--President, Bluegreen Resorts; and Randi S. Tompkins, Vice President, Director of Corporate Legal Affairs and Clerk. The Investment Committee reviews each proposed inventory acquisition to determine whether the property meets certain criteria, including estimated cash flows and anticipated gross profit margins. In addition to being subject to Investment Committee review, all significant potential inventory acquisitions are subject to approval by the Company's Board of Directors.

      Please see "Liquidity and Capital Resources", below, for discussion of the Company's methods and available resources for financing acquisition and development efforts for its timeshare and land projects.

Bluegreen Resorts

      The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, lodging companies and financial institutions with which the Company has established business relationships. Prior to acquiring property for future resorts, Bluegreen Resorts undertakes a full property review, including an environmental assessment, which is presented to the Investment Committee for approval. During the review process, acquisition specialists analyze market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the timeshare market in such area and the availability of a variety of recreational opportunities for prospective Timeshare Interest purchasers. Specifically, the Company evaluates the following factors, among others, to determine the viability of a potential new timeshare resort: (i) anticipated supply/demand ratio for Timeshare Interests in the relevant market, (ii) the market's potential growth as a vacation destination, (iii) competitive accommodation alternatives in the market, (iv) the uniqueness of location and demand for the location by existing Club owners and (v) barriers to entry that would limit competition.

      The Company intends to continue to pursue growth by expanding or supplementing the Company's existing resorts operations through acquisitions in destinations that the Company believes will complement such existing operations. Acquisitions the Company may consider include acquiring additional Timeshare Interest inventory, operating companies, management contracts, Timeshare Interest mortgage portfolios and properties or other timeshare-related assets that may be integrated into the Company's operations. The geographic areas in which the Company currently intends to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts are the areas in which Bluegreen Resorts currently operates, as noted above with a current emphasis on beachfront resorts, the northeastern and western United States, although the Company may pursue acquisitions in other areas. No assurances can be given that the Company will be successful in its acquisition strategy.

Bluegreen Communities

      Bluegreen Communities, through the Company's regional offices, and subject to Investment Committee review and approval, typically acquires inventory that
(i) is located near a major population center but outside the perimeter of intense subdivision development or in popular retirement areas, (ii) is suitable for subdivision, (iii) has attractive topographical features, (iv) for certain projects, could accommodate a golf course and related amenities and (v) the Company believes will result in an acceptable profit margin and cash flow to the Company based upon anticipated retail value. Properties are generally subdivided for resale into home sites typically ranging in size from 1/4 acre to twenty acres. During the nine months ended December 31, 2002, the Company acquired 3,740 acres in three transactions for a total purchase price of approximately $6.7 million or $1,800 per acre. During the year ended March 31, 2002, the Company acquired 1,280 acres in one transaction for a total purchase price of approximately $1.2 million or $938 per acre. During the year ended April 1, 2001, the Company acquired 4,879 acres in five separate transactions for a total purchase price of $15.2 million, or $3,114 per acre.

      In connection with its review of potential Bluegreen Communities inventory, the Investment Committee considers such established criteria as the economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with the Company's general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of its long-term strategy for Bluegreen Communities, the Company in recent years has focused on fewer, more capital-intensive projects. The Company intends to continue to focus Bluegreen Communities on those regions where the Company believes the market for its products is strongest, such as the Southeast and Southwest regions of the United States and to replenish its residential land inventory in such regions as existing projects are sold-out.

      Bluegreen(R) Communities has established contacts with numerous land owners and real estate brokers in many of its market areas, and because of such contacts and its long history of acquiring properties, the Company believes that it is generally in a favorable position to learn of available properties, sometimes before the availability of such properties is publicly known. In order to ensure such access, the Company attempts to develop and maintain strong relationships with major property owners and brokers. Regional offices regularly contact property owners, such as timber companies, financial institutions and real estate brokers, by a combination of telephone, mail and personal visits. To date, the Company's regional offices generally have been able to locate and acquire adequate quantities of inventory that meet the criteria established by the Investment Committee to support their operational activities. In certain cases, however, the Company has experienced short-term shortages of ready-for-sale inventory due to either difficulties in acquiring property or delays in the approval and/or development process. Shortfalls in ready-for-sale inventory may materially adversely affect the Company's business, operating results and financial position. See "MD&A".

      Prior to acquiring property in new areas, the Company will generally conduct test marketing for a prospective project before entering into an acquisition agreement to determine whether sufficient customer demand exists for the project. Once a desirable property is identified, the Company completes its initial due diligence procedures and enters into a purchase agreement with the seller to acquire the property. It is generally the Company's policy to advance only a small downpayment of 1%-3% of the purchase price upon signing the purchase agreement and to limit the liquidated damages associated with such purchase agreement to the amount of its downpayment and any preliminary development costs. In most cases, the Company is not required to advance the full purchase price or enter into a note payable obligation until regulatory approvals for the subdivision and sale of at least the initial phase of the project have been obtained. While local approvals are being sought, the Company typically engages in pre-marketing techniques and, with the consent of the seller and the knowledge of prospective purchasers, occasionally attempts to pre-sell parcels, subject to closing its purchase of the property. When the necessary regulatory approvals have been received, the closing on the property occurs and the Company obtains title to the property. The time between execution of a purchase agreement and closing on a property has generally been six to 12 months. Although the Company generally retains the right to cancel purchase agreements without any loss beyond forfeiture of the downpayment and preliminary development costs, few purchase agreements have been canceled historically.

      By requiring, in most cases, that regulatory approvals be obtained prior to closing and by limiting the amount of downpayments upon signing purchase agreements, the Company is typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce (i) the time during which it actually owns specific properties, (ii) the market risk associated with holding such properties and (iii) the risk of acquiring properties that may not be suitable for sale. In certain circumstances, however, the Company has acquired properties and strategically held such projects until their prime marketing seasons. Please see MD&A and the discussion of risks related to holding real estate inventory.

      Prior to closing on a purchase of property for Bluegreen Communities, the Company's policy is to complete its own environmental assessment of the property. The purpose of the Company's assessment is to evaluate the impact the proposed subdivision will have on such items as flora and fauna, wetlands, endangered species, open space, scenic vistas, recreation, transportation and community growth and character. If the Company's environmental assessment indicates that the proposed subdivision meets environmental criteria and complies with zoning, building, health and other laws, the Company will develop a formal land use plan, which will form a basis for determining an appropriate acquisition price. The Company attempts, where possible, to accommodate the existing topographical features of the land, such as streams, hills, wooded areas, stone walls, farm buildings and roads. Prior to closing on an acquisition, the Company will typically have the property surveyed by a professional surveyor and have soil analyses conducted to determine the suitability of the site for septic systems. At closing, the Company obtains title insurance on the property.

Marketing and Sale of Inventory

Bluegreen Resorts

      Bluegreen Resorts uses a variety of methods to attract prospective purchasers of Timeshare Interests, including selling discount mini-vacations through telemarketing methods or at Bass Pro Shop(R) locations (see further discussion of the Company's relationship with Bass Pro Shops, below), placing marketing kiosks in retail locations, acquiring the right to market to prospective purchasers from third-party vendors, marketing to current owners of Timeshare Interests and encouraging referrals. Bluegreen Resorts provides hotel accommodations to prospective purchasers at reduced rates in exchange for their touring one of the Company's timeshare resorts. To support its marketing and sales efforts, the Company has developed and works to continue to enhance its customer relationship management methods, techniques and computer software tools to track its timeshare marketing and sales programs. Management believes that, as Bluegreen(R) Resorts' operations grow, this database will become an increasingly significant asset, enabling the Company to focus its marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

      In recent years, the Company has been focusing on increasing Bluegreen Resorts use of "permission" marketing and branding programs. "Permission" marketing methods involve obtaining the prospective purchasers' permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what the Company believes to be a nationally or regionally known brand name, a good reputation and a customer base with a similar demographic qualities to the Company's target market.

      In June 2000, the Company entered into an exclusive marketing agreement with Big Cedar(R) Lodge and Bass Pro(R), Inc. ("Bass Pro") of Springfield, Missouri. Under the terms of the 10-year agreement, which expires in June 2010, the Company will market the Club product to Bass Pro's estimated 30 million annual retail customers and 34 million catalog subscribers. The Company now markets discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Each mini-vacation package requires the buyer to participate in a sales presentation at either a Club sales office or the Big Cedar Wilderness Club(TM) sales office, which is a "permission" marketing technique. The Company also has an exclusive timeshare marketing presence on Bass Pro's web site, which is linked to the Company's web site. The Company believes that this arrangement will result in more effective and cost-efficient marketing for Bluegreen Resorts, although there can be no assurances that such effectiveness and efficiency will be achieved. Pursuant to the marketing agreement with Bass Pro, the Company has the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently 15 stores, of which the Company actively markets in 11), in Bass Pro's catalogs and on its web site. The Company also has access to Bass Pro's customer mailing lists. The Company believes that the branding aspects of this alliance are consistent with its overall marketing strategy for Bluegreen Resorts. In exchange for these services, the Company agreed to pay Bass Pro a commission of either 7.0% or 3.5%, depending on certain circumstances, on each sale of a Timeshare Interest, net of cancellations and defaults, that is made as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Big Cedar Wilderness Club sales office, as this sales office is part of a joint venture between an affiliate of Bass Pro, Big Cedar L.L.C., and the Company (the "Joint Venture").

      On June 16, 2000, the Company prepaid $9 million to Bass Pro (the "Prepayment") in connection with the aforementioned marketing agreement. The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar, L.L.C. from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, L.L.C., respectively, until the Prepayment has been fully utilized. As of December 31, 2002, the unamortized balance of the Prepayment was approximately $8.5 million.

      The marketing agreement expires on the earlier of: (i) June 16, 2010 or
(ii) such time as ninety percent (90%) of the Joint Venture's proposed Timeshare Interests have been sold and conveyed.

      On October 2, 2002, Leisure Plan(TM), Inc., a wholly-owned subsidiary (the "Subsidiary") of the Company, acquired substantially all of the assets and assumed certain liabilities (the "Acquisition") of TakeMeOnVacation(TM), LLC; RVM Promotions, LLC; and RVM Vacations, LLC (collectively, "TMOV"). TMOV generates "permission" marketing sales leads for Timeshare Interest sales utilizing various marketing strategies. Through the application of a proprietary, computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a timeshare sales presentation. The Subsidiary intends to use the assets acquired to generate sales prospects for the Company's timeshare sales business and for sales prospects that will be sold to other timeshare developers. The Company believes that TMOV's "permission" marketing lead generation programs and the perceived benefits of tracking and controlling the subsequent marketing efforts are consistent with Bluegreen Resorts overall marketing strategy.

      Also in October 2002, in connection with the acquisition of land and completed Timeshare Interests from Boyne USA Resorts ("BUR"), the Company obtained the right to market the Club at two of BUR's resort properties: Boyne Mountain and Boyne Highlands. In addition, Bluegreen Resorts entered into an exclusive marketing agreement with an affiliate of BUR, Boyne Country Sports ("BCS"). BCS owns and operates eight ski, snowboard and golf equipment retail stores throughout Michigan. Bluegreen(R) Resorts intends to market the Club through a variety of programs directed to BCS's customer base. The Company believes that these agreements will allow Bluegreen Resorts to benefit from marketing to customers which it believes are within its target demographic through an affiliation with a known regional brand.

      Timeshare resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are employees of the Company. Sales personnel are generally experienced in resort sales and undergo ongoing Company-sponsored training. During the nine months ended December 31, 2002, total marketing expense for Bluegreen Resorts was $41.6 million or 28.9% of the division's $144.0 million in sales. During the year ended March 31, 2002, total marketing expense for Bluegreen Resorts was $42.6 million or 29.6% of the division's $144.2 million in sales. During the year ended April 1, 2001, total marketing expense for Bluegreen Resorts was $46.0 million or approximately 32.7% of the division's $141.0 million in sales. See "MD&A" for a discussion of the Company's sales, general and administrative expenses.

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

      In addition to sales offices located at its resorts, the Company also operates four off-site sales offices serving the Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; and Daytona Beach, Florida markets. The Company closed its off-site sales offices serving the Cleveland, Ohio and Louisville, Kentucky markets during the years ended March 31, 2002 and April 1, 2001, respectively, due to low operating margins being generated by the sites. These off-site sales offices market and sell Timeshare Interests in the Club, and allow the Company to bring its products to markets with favorable demographics and low competition for prospective buyers. The Daytona Beach sales office opened in June 2002. The Minneapolis office, which is located near the Mall of America, opened for sales in November 2002. During the nine months ended December 31, 2002, the Indianapolis, Detroit, Daytona and Minneapolis sales offices generated an aggregate $12.7 million and $1.6 million in sales and field operating profit, respectively. During the year ended March 31, 2002, the Indianapolis and Detroit sales offices generated an aggregate $16.7 million and $2.9 million in sales and field operating profit, respectively. The Company continues to evaluate its ongoing utilization of off-site sales operations and may elect to open new locations and/or close existing locations in the future.

      The Company believes that the attractiveness of Timeshare Interest ownership has been enhanced significantly by the Club program and the availability of exchange networks that allow Timeshare Interest owners to exchange the occupancy right in their Timeshare Interests in a particular year, for an occupancy right at another participating network resort at either the same or a different time. La Cabana is affiliated with the timeshare exchange network operated by II, while the Company's twelve other resorts are affiliated with RCI's timeshare exchange network. If the Company's resorts cease to qualify for the exchange networks or such networks cease to operate effectively, the Company's sales of Timeshare Interests and the performance of its timeshare receivables could be materially adversely affected.

      For further information on sales and other financial information (including segment information) attributable to Bluegreen Resorts, see "MD&A" and the Company's consolidated financial statements and the related Notes.

Bluegreen Communities

      In general, as soon as practicable after agreeing to acquire a property and during the time period that appropriate improvements are being completed, the Company establishes selling prices for the individual home sites taking into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. The Company also considers recent sales of comparable parcels in the area. Initial decisions on pricing of home sites in a given area are made by the Company's regional managers and, in all cases, are subject to approval by the Investment Committee. Once such selling prices are established the Company commences its marketing efforts.

      The marketing method most widely used by Bluegreen(R) Communities is advertising in local newspapers and in major newspapers in metropolitan areas located within a one to three hour drive from the property. In addition, the Company uses its customer relationship management system, which enables the Company to identify prospects who the Company believes are most likely to be interested in a particular project. Bluegreen Communities also conducts direct mail campaigns to market property through the use of brochures describing available home sites, as well as television and radio advertising. Through this sales and marketing program, the Company believes that it has been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. The Company estimates that the conversion ratio of sales to prospects receiving on-site sales presentations has historically been approximately 20%. A sales representative who is knowledgeable about the property answers inquiries generated by the Company's marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and determines whether the parcel would be suitable for that person, and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing. During the nine months ended December 31, 2002, Bluegreen Communities incurred $6.3 million in advertising expense, or 8.0% of such division's $78.6 million in sales. During the year ended March 31, 2002, Bluegreen Communities incurred $8.0 million in advertising expense, or 8.3% of such division's $96.4 million in sales. During the year ended April 1, 2001, Bluegreen Communities incurred $8.6 million in advertising expense, or approximately 9.6% of such division's $88.9 million in sales.

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

      After deciding to purchase a home site, a purchaser enters into a purchase agreement and is required to pay the Company a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a home site sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a home site sale, the Company typically delivers a warranty deed and a recent survey of the property to the purchaser. Title insurance is available at the purchaser's expense.

      For further information on sales and other financial information (including industry segment information) attributable to Bluegreen Communities, please see "MD&A" and the Company's consolidated financial statements and the related Notes.

Customer Financing

General

      During the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, the Company financed 67%, 62% and 62%, respectively, of the aggregate purchase price of its sales of Timeshare Interests and home sites to customers that closed during these periods and received cash for the remaining balance of the purchase price. The increase in the percentage of sales financed by the Company since the year ended April 1, 2001 is primarily attributable to an increase in the sales of Timeshare Interests over the same period. Sales of Timeshare Interests accounted for 65%, 60% and 61% of consolidated sales during the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, respectively. Approximately 95% of all purchasers of Timeshare Interests financed with the Company (compared to approximately 6% of home site purchasers) during the nine months ended December 31, 2002. In recent years, the percentage of Bluegreen(R) Communities customers who utilized the Company's financing has declined materially due to, among other things, an increased willingness on the part of banks to extend direct lot financing to purchasers.

      The Company believes that its financing is attractive to purchasers who find it convenient to handle all facets of the purchase of home sites and Timeshare Interests through a single source and because the downpayments required by the Company are similar to those required by banks and mortgage companies which offer this type of credit.

      The Company offers financing of up to 90% of the purchase price of its Timeshare Interests. The typical financing extended by the Company on a Timeshare Interest during the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, provided for terms of seven or ten years and a fixed interest rate. In connection with the Company's Timeshare Interest sales within the Club system, the Company delivers the deed on behalf of the purchasers to the trustee of the Club and secures repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's Timeshare Interest. Prior to the Company converting its sales operations to sell the Club, the Company and the purchaser of a fixed-week Timeshare Interest executed a contract for deed agreement. After the contract for deed obligation is paid in full, the Company delivers a deed to the purchaser.

      The Company also offers financing of up to 90% of the purchase price of all home sites sold by Bluegreen Communities to all purchasers who qualify for such financing. The term of repayment on such financing has historically ranged from five to 20 years although the Company, by offering reduced interest rates, has been successful in encouraging customers during recent years to finance their purchases over shorter terms with increased downpayments. An average note receivable underwritten by the Company during the nine months ended December 31, 2002, and the two years ended March 31, 2002, had a term of ten years. Most Bluegreen Communities notes receivable bear interest at a variable interest rate and are secured by a first lien on the land.

      The weighted-average interest rate on the Company's notes receivable by division was as follows:

                                                         As of
                                     -------------------------------------------
Division                                December 31, 2002      March 31, 2002
--------                                -----------------      --------------

Bluegreen Resorts                             15.3%                15.4%
Bluegreen Communities                         10.2%                11.1%
Consolidated                                  14.4%                14.7%

      Please see 'Sale of Receivables/Pledging of Receivables', below, for information regarding the Company's receivable financing activities.

Loan Underwriting

      Bluegreen Resorts. Consistent with industry practice, the Company's Timeshare Interest financing is not subject to extensive loan underwriting criteria. Currently, customer financing on sales of Timeshare Interests typically requires (i) receipt of a minimum downpayment of 10% of the purchase price, (ii) a note and mortgage and (iii) other closing documents between the Company and the purchaser. The Company encourages purchasers to make increased downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in the Company's pre-authorized payment plan are charged interest at a rate which is one percent greater than the otherwise prevailing rate. As of December 31, 2002, approximately 71% of the Company's timeshare notes receivable serviced were on the Company's pre-authorized payment plan.

      Bluegreen Communities. The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its Bluegreen Communities loan portfolio. The loan underwriting process undertaken by the Company's credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of the Company's underwriting review is to determine the applicant's ability to repay the loan in accordance with its terms. This assessment is based on a number of factors, including the relationship of the applicant's required monthly payment to disposable income. The Company also examines the applicant's credit history through one or more credit reporting agencies. In order to verify an applicant's employment status, the Company generally contacts the applicant's employer. The Company also obtains current pay stubs, recent tax returns and other tax forms from the applicant, as applicable.

      In order to obtain financing from Bluegreen Communities, a prospective purchaser must submit a completed and signed credit application, purchase and sale agreement and pre-authorized checking agreement accompanied by a voided check, if applicable, to the Company's credit department. All credit decisions are made at the Company's corporate headquarters. Loan amounts under $50,000 are approved by designated personnel located in the Company's corporate headquarters, while loan amounts of $50,000 or more require approval from a senior executive officer. In addition, rejected applications and any material exceptions to the underwriting policy are also reviewed by a senior executive officer. Customers are notified of the reasons for credit denial by mail.

      The Company encourages customers to increase their downpayment and reduce the loan term through the structure of its loan programs. Customers receive a lower rate of interest as their downpayment increases and the loan term shortens. Additionally, the Company encourages its customers to make timely payments through a pre-authorized payment arrangement. Customers who do not choose a pre-authorized payment plan are charged interest at a rate that is one percent greater than the prevailing rate.

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

Collection Policies

      Bluegreen(R) Resorts. Prior to fiscal 1999, the Company's timeshare receivables were documented by contracts for deed, which allows the Company to retain title to the Timeshare Interest until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. Collection efforts and delinquency information concerning Bluegreen Resorts are managed at the Company's corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. If a contract for deed becomes delinquent for ten days, telephone contact commences with the customer. If the customer fails to bring the account current, a late notice is mailed when the account is 16 days delinquent. After an account is 30 days delinquent, the Company typically sends a second letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time a default letter is sent advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the timeshare unit. When the account becomes 90 days delinquent, the Company forwards a final letter informing the customer that the contract for deed has been terminated. At such time, the Timeshare Interest can be resold to a new purchaser.

      In fiscal 1999, in connection with the implementation of the Club system, the Company converted to a note and mortgage arrangement. In addition to the 16 and 30-day collection correspondence outlined above, at 60 days delinquent, a lock-out letter is sent to the Club customer prohibiting such customer from making a reservation for lodging at a resort property. If the default continues, at 90 days delinquent, a Notice of Intent to Cancel Membership is mailed and the accrual of interest on the note receivable is stopped. This informs the customer that unless the default is cured within 30 days, membership in the Club will be terminated. If the default is not cured, a Termination Letter is sent, typically at 120 days. At such time, the Timeshare Interest can be resold to a new purchaser.

      Bluegreen Communities. Collection efforts and delinquency information concerning Bluegreen Communities are also managed at the Company's corporate headquarters. A staff of experienced collectors, handles servicing of the division's receivables. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is ten days past due, at which time the Company contacts the customer by telephone. Attempts are then made to contact the customer via telephone to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is reached or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, the Company typically declares the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, the accrual of interest is stopped (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since the Company's means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

      Loan Loss Reserves. The reserve for loan losses as a percentage of outstanding notes receivable was approximately 7% at both December 31, 2002 and March 31, 2002. The adequacy of the Company's reserve for loan losses is determined by management and reviewed on a regular basis considering, among other factors, historical frequency of default, loss experience, estimated value of the underlying collateral, present and expected economic conditions as well as the quality of the receivables. (See "MD&A" for further discussion of the Company's provision for loan losses.) During the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, the default rates on Bluegreen(R) Resorts' and Bluegreen Communities' receivables owned or serviced by the Company were as follows:

                                    Nine Months
                                       Ended              Year Ended
                                 ---------------------------------------------
                                    December 31,    March 31,      April 1,
Division                               2002           2002           2001
--------                               ----           ----           ----

Bluegreen Resorts                      4.4%           8.1%           7.1%
Bluegreen Communities                  2.2%           2.0%           2.6%

      The default rate for Bluegreen Resorts was lower during the nine months ended December 31, 2002 as compared to the years ended March 31, 2002 and April 1, 2001, as the months of January through March each year historically have had higher default rates than other months during the year.

Sales of Receivables/Pledging of Receivables

      During the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, all of the Company's notes receivable sold and the majority of the Company's notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

      Since 1986, the Company has sold or pledged a significant amount of its receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities' receivables, the Company historically transferred the receivables to a special purpose finance subsidiary once a sufficient pool of receivables was generated, and the subsidiary in turn entered into a receivables securitization. The receivables were typically sold by such subsidiary with limited or no recourse. In the case of receivables pledged to a financial institution, the Company generally must maintain a debt to eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 90%. The Company is obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

      Although private placement Real Estate Mortgage Investment Conduit ("REMIC") financings of Bluegreen Communities receivables provided substantial capital resources to the Company during the early to mid-1990's, the Company has not completed a REMIC financing since December 1996, due to the decrease in land sales financed by the Company. Under the terms of these transactions, the receivables are sold to a REMIC trust and the Company has no obligation to repurchase the receivables due to default by the borrowers. The Company does, however, have the obligation to repurchase the receivables in the event that there was any material defect in the loan documentation and related representations and warranties as of the time of sale.

      Since fiscal 1999, the Company has maintained timeshare receivables purchase facilities with financial institutions. Under the current purchase facility (the "Purchase Facility"), a special purpose finance subsidiary of the Company, Bluegreen Receivables Finance Corporation V, had sold approximately $83.2 million aggregate principal amount of timeshare receivables in securitization transactions to Credit Suisse First Boston ("CSFB") and approximately $84.6 million to ING Capital, LLC ("ING"), an affiliate of ING Bank NV, through December 31, 2002. ING acquired the Purchase Facility from CSFB in April 2002. Receivables are sold under the Purchase Facility without recourse to the Company or its special purpose finance subsidiary except for breaches of representations and warranties made at the time of sale. The Company acts as servicer under the Purchase Facility for a fee. On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of timeshare loan-backed securities on behalf of the Company (the "2002 Term Securitization"). As a result of the 2002 Term Securitization, the Subsidiary may sell up to an additional $57.0 million aggregate principal amount of timeshare receivables, on a revolving basis, through April 16, 2003. The Company did not guarantee the payment of any amounts by obligors on the receivables or otherwise enter into any payment guarantees in connection with the Purchase Facility. See "Liquidity and Capital Resources" for further discussion of the Purchase Facility. The Company is currently negotiating an extended term and increased availability under the Purchase Facility. There can be no assurances that the Company's negotiations will result in the Company obtaining the desired extension and increase on acceptable terms to the Company, if at all. The Company is also currently negotiating another timeshare receivables purchase facility with another financial institution, although there can be no assurances that the Company will obtain such a facility on acceptable terms, if at all. The Company's liquidity and financial condition could be materially adversely affected if it is not able to sell a material portion of the receivables it generates under its current or one or more future facilities. In obtaining such facilities, the Company is subject to factors impacting the securitization markets generally and to factors affecting the sale of timeshare receivables in particular, including the performance of the Company's receivables.

      For a further discussion of the terms of the Purchase Facility and the Company's existing receivables warehouse and hypothecation facilities please see "Liquidity and Capital Resources" under Item 7, below.

Receivables Servicing

      Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for receivables principal and interest, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in the Club in the event that defaults are not remedied and performing other administrative duties. The Company's obligation to provide receivables servicing and its rights to collect fees for a given pool of receivables are set forth in a servicing agreement. The Company has the obligation and right to service all of the receivables it originates and retains the obligation and right with respect to the receivables it sells through REMICs and all of the receivables sold under any of the Company's timeshare receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. The Company typically receives an annual servicing fee ranging from approximately .5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the nine months ended December 31, 2002, and the years ended March 31, 2002 and April 1, 2001, the Company recognized aggregate servicing fee income of $2.5 million, $2.7 million and $1.9 million, respectively.

Regulation

      The timeshare and real estate industries are subject to extensive and complex regulation. The Company is subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Timeshare Interests and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. The Company is also subject to various foreign laws with respect to La Cabana. In addition, there can be no assurance that in the future, Timeshare Interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on the Company. The Company believes that it is in compliance in all material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with all applicable laws, including those discussed below in this section. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company.

      The Company's sales and marketing of home sites are subject to various consumer protection laws and to the Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of its offerings. The Company, at its discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. Several such exemption requests have been submitted to, and approved by, HUD. In those cases where the Company and its legal counsel determine parcels must be registered to be sold, the Company files registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. The Company bears the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, the Company regularly consults with counsel for assistance in complying with federal, state and local law. The Company must obtain the approval of numerous governmental authorities for its acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

      The Company's timeshare resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of the project and sale of Timeshare Interests. Laws in each state where the Company sells Timeshare Interests generally grant the purchaser of a Timeshare Interest the right to cancel a contract of purchase at any time within a specified period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, including: real estate licensure; seller's of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. As required by state laws, the Company provides its timeshare purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a Timeshare Interests owner.

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

      During the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, approximately 11%, 17% and 22%, respectively, of the Company's timeshare sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 18%, 21% and 15% of the Company's timeshare sales during the nine months ended December 31, 2002 and the years ended March 31, 2002 and April 1, 2001, respectively, were generated by marketing to prospective purchasers obtained from third-party timeshare prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations including requiring the adherence to state "do not call" lists. In addition, the Federal Trade Commission has implemented national "do not call" legislation. The Company believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques, whereby prospective purchasers have directly or indirectly granted the Company permission to contact them in the future, and through its exclusive marketing agreement with Bass Pro(R). The Company has implemented procedures which it believes will help ensure that individuals who have formally requested to their state regulators that they be placed on a "do not call" list are not contacted through one of its inhouse or third-party contracted telemarketing operations, although there can be no assurances that such procedures are 100% effective in ensuring regulatory compliance. Through December 31, 2002, the Company has not been subject to any material fines or penalties as a result of its telemarketing operations. There can be no assurances that the Company will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that the Company will be able to develop alternative sources of prospective purchasers of its timeshare products at acceptable costs.

      Other than as described above, management is not aware of any pending regulatory contingencies that are expected to have a material adverse impact on the Company.

Competition

      The real estate industry is highly competitive. In each of its markets, the Company competes against numerous developers and others in the real estate business. Bluegreen(R) Resorts competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell Timeshare Interests in resort properties. Major companies that now operate or are developing or planning to develop timeshare resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Starwood, Carlson and Cendant. The Company also competes with numerous other smaller owners and operators of timeshare resorts. In addition to competing for sales leads and prospects, the Company competes with other timeshare developers for sales personnel. The Company believes that each of its timeshare resorts face the same general competitive conditions. Although, as noted above, Bluegreen(R) Resorts competes with various high profile and well-established operators, the Company believes that it can compete on the basis of its general reputation and the price, location and quality of its timeshare resorts. The development and operation of additional timeshare resorts in the Company's markets could have a material adverse impact on the demand for the Company's Timeshare Interests and its results of operations.

      Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of home sites. Competition may be generally smaller with respect to the Company's home site sales in the more rural markets in which it operates. The Company believes that each of its Bluegreen Communities projects faces the same general competitive conditions. The Company believes that it can compete on the basis of its reputation and the price, location and quality of the products it offers for sale, as well as on the basis of its experience in land acquisition, development and sale.

      The Company's golf courses face competition for business from other operators of daily fee and, to a lesser extent, private golf courses within the local markets where the Company operates. Competition in these markets affects the rates that the Company charges per round of golf, the level of maintenance on the golf courses and the types of additional amenities available to golfers, such as food and beverage operations. The Company does not believe that such competitive factors have a material adverse impact on its results of operations or financial position.

      In its customer financing activities, the Company competes with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, the Company has experienced increased competition with respect to the financing of Bluegreen Communities sales as evidenced by the low percentage of home site sales internally financed since 1995. The Company believes that, based on its interest rates and repayment schedules, the financing packages it offers are convenient for customers and competitive with those of other institutions which offer such financing.

Website Access to Exchange Act Reports

      It is the Company's policy to post publicly available reports required to be filed with the SEC ("Exchange Act Reports") on the Company's website, www.bluegreenonline.com, as soon as reasonably practicable after filing such reports with the SEC. During the nine months ended December 31, 2002, a one-time technical error occurred regarding the investor relations portion of the Company's website which prevented Exchange Act Reports from being posted on the Company's website. This technical error has now been corrected.

      The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

      As of December 31, 2002, the Company had 2,632 employees. Of the 2,632 employees, 311 were located at the Company's headquarters in Boca Raton, Florida, and 2,321 in regional field offices throughout the United States and Aruba (the field personnel include 306 field employees supporting Bluegreen Communities and 2,015 field employees supporting Bluegreen Resorts). Only the Company's employees in Aruba are represented by a collective bargaining unit, and the Company believes that relations with its employees generally are good.

Item 2. PROPERTIES.

      The Company's principal executive office is located in Boca Raton, Florida in approximately 74,000 square feet of leased space. On December 31, 2002, the Company also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba. For a further description of the Company's resort and land properties please see "Item 1. Business--Company Products."

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

      The Company became a defendant in an action that was filed in Colorado state court against the Company on December 15, 1998 (the Company has removed the action to the Federal District Court in Denver). The plaintiff had asserted that the Company was in breach of its obligations under, and had made certain misrepresentations in connection with, a contract under which the Company acted as marketing agent for the sale of undeveloped property owned by the plaintiff. The plaintiff also alleged fraud, negligence and violation by the Company of an alleged fiduciary duty owed to plaintiff. Among other things, the plaintiff alleged that the Company failed to meet certain minimum sales requirements under the marketing contract and failed to commit sufficient resources to the sale of the property. The original complaint sought damages in excess of $18 million and certain other remedies, including punitive damages. In December 2002, the Company settled all claims with the plaintiffs for $300,000.

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of December 31, 2002, aggregate interest was approximately $1.8 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc.(TM) ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties (one of the former RDI stockholders is currently employed by the Company as the Senior Vice President of Sales for Bluegreen(R) Resorts.). The Company has notified the former stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

      The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the symbol "BXG". The following table sets forth, for the periods indicated, the high and low closing price of the common stock as reported on the NYSE:

                                   Price Range                               Price Range
                                  High      Low                             High      Low
---------------------------------------------------------------------------------------------
The Nine Months Ended                                 The Year Ended
  December 31, 2002                                   March 31, 2002
  -----------------                                   --------------
First Quarter                    $5.38     $3.38      First Quarter        $2.29      $1.60
Second Quarter                    3.53      2.75      Second Quarter        2.20       1.71
Third Quarter                     3.90      3.08      Third Quarter         2.20       1.75
                                                      Fourth Quarter        4.99       2.00

      There were approximately 1,302 record holders of the Company's common stock as of March 24, 2003. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

      The Company did not pay any cash or stock dividends during the nine months ended December 31, 2002, or the year ended March 31, 2002. The Board of Directors of the Company has discussed the possibility of paying cash dividends during the year ending December 31, 2004, subject to the Company's cash position and operating needs at that time, the Company's results of operations for the year ending December 31, 2003, and limitations on the payment of dividends discussed below. If cash dividends are paid, the Company does not anticipate that they would be significant in relation to the Company's stock price. There can be no assurances that the Company will pay cash dividends in the foreseeable future. Restrictions contained in the Indenture related to the Company's $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998 restrict, and the terms of certain of the Company's credit facilities may, in certain instances, limit the payment of cash dividends on its common stock and restrict the Company's ability to repurchase shares.

      On April 10, 2002, Levitt Companies, LLC ("Levitt"), a subsidiary of BankAtlantic Bancorp, Inc. (NYSE: BBX), acquired an aggregate of approximately 8 million shares of the Company's outstanding common stock from certain real estate funds affiliated with Morgan Stanley Dean Witter & Company, Inc. and Grace Brothers, Ltd. in private transactions. As a result of these purchases, combined with prior holdings in the Company, Levitt and BankAtlantic Bancorp, Inc. now own approximately 40% of the Company's outstanding common stock.

      From time to time, the Company's Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of the Company's stock, prevailing market conditions, the Company's financial condition and available resources, other investment alternatives and other factors. The Company is not required to seek shareholder approval of share repurchase programs, has not done so in the past, and does not anticipate doing so in the future, except to the extent it may be required to do so under applicable law. The Company did not repurchase any shares during the nine months ended December 31, 2002, or the year ended March 31, 2002. During the year ended April 1, 2001, the Company repurchased 198,000 shares under share repurchase programs at an aggregate cost of $572,000. As of December 31, 2002 there were 694,500 shares remaining for purchase under the Company's current repurchase program, although the Company has no present intention of acquiring these remaining shares in the foreseeable future.

      The shareholders of the Company have approved all of the Company's equity compensation plans, which consist of the 1985 Employee Stock Option Plan, the 1995 Stock Incentive Plan, the 1988 Outside Directors' Stock Option Plan and the 1998 Non-Employee Director Stock Option Plan. Information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002, is as follows (in thousands, except per option data):

                                                             Number of Securities Remaining
Number of Securities to be        Weighted-Average        Available for Future Issuance Under
 Issued Upon Exercise of          Exercise Price of       Equity Compensation Plans (Excluding
Outstanding Stock Options     Outstanding Stock Options        Outstanding Stock Options)
----------------------------------------------------------------------------------------------
           2,309                         $5.62                            1,734

Item 6. SELECTED FINANCIAL DATA.

      The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.


                                               As of or for
                                                 the Nine               As of or for the Year Ended,
                                               Months Ended  -----------------------------------------------
                                               December 31,  March 31,    April 1,     April 2,    March 28,
(dollars in thousands, except per share data)      2002        2002         2001         2000        1999
                                                   ----        ----         ----         ----        ----
INCOME STATEMENT DATA:

Sales                                           $222,655     $240,628     $229,874     $214,488     $225,816
Other resort and golf operations revenues         27,048       25,470       24,649       21,745       14,881
Interest income                                   12,235       15,447       17,317       15,652       14,804
Gain on sales of notes receivable                 10,035        6,280        3,281        2,063        3,692
Other income                                          --           --           --          192          168
                                                --------     --------     --------     --------     --------
Total revenues                                   271,973      287,825      275,121      254,140      259,361
Income   before   income   taxes,   minority
   interest and cumulative  effect of change
   in accounting principle (2)                    24,671       19,482        3,002       10,565       31,917
Income  before  cumulative  effect of change
   in accounting principle (2)                    15,376       11,732        2,717        6,777       17,040
Net income                                         9,797       11,732        2,717        6,777       17,040
Earnings per share before  cumulative effect
   of change in accounting principle (2):
  Basic                                             0.63         0.48         0.11         0.29         0.77
  Diluted                                           0.58         0.46         0.11         0.28         0.66
Earnings per common share:
  Basic                                             0.40         0.48         0.11         0.29         0.77
  Diluted                                           0.39         0.46         0.11         0.28         0.66

BALANCE SHEET DATA:

Notes receivable, net                           $ 61,795     $ 55,648     $ 74,796     $ 70,114     $ 64,380
Inventory, net                                   173,131      187,688      193,634      197,093      142,984
Total assets                                     433,992      435,161      419,681      413,983      347,318
Shareholders' equity                             158,283      149,656      136,790      134,044      119,349
Book value per common share                         6.44         6.16         5.65         5.50         4.95

OTHER DATA:

Weighted-average interest rate on notes
     receivable at period end                       14.4%        14.7%        15.2%        15.1%        15.0%
Bluegreen(R) Resorts statistics:
   Resort sales                                 $144,026     $144,226     $140,975     $117,271     $103,127
   Number of resorts at period end                    13           12           11           10           10
   Gross margin on resort sales                       75%          77%          78%          77%          76%
   Number of timeshare sale transactions (1)      16,347       16,414       16,240       13,518       11,764
Bluegreen Communities statistics:
   Home site sales                              $ 78,629     $ 96,402     $ 88,899     $ 97,217     $122,689
   Gross margin on sales of home sites                46%          45%          46%          51%          54%
   Number of home sites sold (1)                   1,242        1,640        1,614        1,846        2,380

(1) Unit sales data includes those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting (see "Contracts Receivable and Revenue Recognition" under Note 1 of Notes to Consolidated Financial Statements.)
(2) Effective April 1, 2002, the Company elected to change its accounting policy to expense previously deferred costs of generating timeshare tours through telemarketing programs. See "Critical Accounting Policies and Estimates" under MD&A and Note 1 of Notes to Consolidated Financial Statements for further information.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      Certain Definitions, Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

            The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion (and throughout this Annual Report), references to "real estate" and to "inventories" collectively encompass the Company's inventories held for sale by Bluegreen(R) Resorts and Bluegreen Communities. "Timeshare Interests" are of two types: one which entitles the buyer of the Club product with an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity. "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. "Estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned Timeshare Interests or home sites, as the case may be, at current retail prices.

            Market and industry data used throughout this Annual Report were obtained from internal Company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, ARDA, a non-profit industry organization. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, internal Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

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

p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Club is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements.

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

General

      The Company's real estate operations are managed under two business segments. Bluegreen(R) Resorts develops, markets and sells Timeshare Interests in the Company's resorts, primarily through the Club, and provides resort management services to resort property owners associations and Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

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

      The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the nine months ended December 31, 2002, other than to the extent that the Company continually reviews and has historically increased the sales prices of its Timeshare Interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

      The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company's sales in its domestic sales offices. With the exception of La Cabana, guests at the Company's Club destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's results of operations in future periods.

      The Company recognizes revenue on home site and Timeshare Interest sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs.

      Costs associated with the acquisition and development of timeshare resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

      A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on the Company's Consolidated Income Statement and the related retained interests in the portfolios are recorded on its Consolidated Balance Sheet at the time of sale. The amount of gains and the fair value of the retained interests recorded are based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to earnings currently. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and cash flow from the retained interests in notes receivable sold will decrease. This may cause a decline in the fair value of the retained interests and a charge to earnings currently. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Credit and Purchase Facilities for Bluegreen(R) Resorts' Receivables and Inventories" below.

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

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      o In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate," the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting. Should the Company's estimates regarding the collectibility of its receivables change adversely or the Company's estimates of the total anticipated cost of its timeshare and Bluegreen Communities projects increase, the Company's results of operations could be adversely impacted.

      o The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company examines these factors and adjusts its reserve for loan losses on at least a quarterly basis. Should the Company's estimates of these and other pertinent factors change, the Company's results of operations, financial condition and liquidity position could be adversely affected.

      o When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement REMICs, it retains a residual interest, subordinated tranches, rights to excess interest spread and servicing, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions
            - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change there would be a reduction in the fair value of the retained interests and the Company's results of operations and financial condition could be adversely impacted.

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

      o In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", effective April 1, 2002 for the Company. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets during the nine months ended December 31, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition.

      o During the years ended March 31, 2002 and April 1, 2001, the Company deferred the cost of generating timeshare tours through telemarketing programs until such time as these tours were conducted, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions", that was exposed for public comment by the FASB in February 2002. The cumulative effect of this change in accounting principle was additional expenses of $5.9 million, net of tax.

Results of Operations

               (in thousands)                    Bluegreen                         Bluegreen(R)
                                                  Resorts                          Communities                        Total
                                                -----------                  -------------------------     -----------------------
Nine Months Ended December 31, 2002
Sales                                            $ 144,026           100%     $  78,629           100%     $ 222,655           100%
Cost of sales                                      (35,560)          (25)       (42,363)          (54)       (77,923)          (35)
                                                 ---------                    ---------                    ---------
Gross profit                                       108,466            75         36,266            46        144,732            65
Other resort and golf operations revenues           23,520            16          3,528             4         27,048            12
Cost of resort and golf operations                 (22,921)          (16)        (3,974)           (5)       (26,895)          (12)
Selling and marketing expenses                     (82,946)          (58)       (15,698)          (20)       (98,644)          (44)
Field general and administrative expenses (1)       (8,901)           (6)        (6,552)           (8)       (15,453)           (7)
                                                 ---------                    ---------                    ---------
Field operating profit                           $  17,218            12%     $  13,570            17%     $  30,788            14%
                                                 =========                    =========                    =========

Nine Months Ended December  30, 2001
Sales                                            $ 110,846           100%     $  73,857           100%     $ 184,703           100%
Cost of sales                                      (25,726)          (23)       (38,407)          (52)       (64,133)          (35)
                                                 ---------                    ---------                    ---------
Gross profit                                        85,120            77         35,450            48        120,570            65
Other resort and golf operations revenues           17,475            16          1,709             2         19,184            10
Cost of resort and golf operations                 (15,646)          (14)        (2,198)           (3)       (17,844)           (9)
Selling and marketing expenses                     (64,021)          (58)       (14,572)          (20)       (78,593)          (43)
Field general and administrative expenses (1)       (7,958)           (7)        (6,180)           (8)       (14,138)           (8)
                                                 ---------                    ---------                    ---------
Field operating profit                           $  14,970            14%     $  14,209            19%     $  29,179            16%
                                                 =========                    =========                    =========

Year Ended March 31, 2002
Sales                                            $ 144,226           100%     $  96,402           100%     $ 240,628           100%
Cost of sales                                      (33,588)          (23)       (52,937)          (55)       (86,525)          (36)
                                                 ---------                    ---------                    ---------
Gross profit                                       110,638            77         43,465            45        154,103            64
Other resort and golf operations revenues           23,149            16          2,321             2         25,470            11
Cost of resort and golf operations                 (20,506)          (14)        (3,038)           (3)       (23,544)          (10)
Selling and marketing expenses                     (83,251)          (58)       (19,208)          (20)      (102,459)          (43)
Field general and administrative expenses (1)      (10,301)           (7)        (8,125)           (8)       (18,426)           (8)
                                                 ---------                    ---------                    ---------
Field operating profit                           $  19,729            14%     $  15,415            16%     $  35,144            15%
                                                 =========                    =========                    =========

Year Ended April 1, 2001
Sales                                            $ 140,975           100%     $  88,899           100%     $ 229,874           100%
Cost of sales                                      (31,049)          (22)       (47,746)          (54)       (78,795)          (34)
                                                 ---------                    ---------                    ---------
Gross profit                                       109,926            78         41,153            46        151,079            66
Other resort and golf operations revenues           22,762            16          1,887             2         24,649            11
Cost of resort and golf operations                 (22,068)          (16)        (2,883)           (3)       (24,951)          (11)
Selling and marketing expenses                     (89,028)          (63)       (18,756)          (21)      (107,784)          (47)
Field general and administrative expenses (1)      (11,868)           (8)        (8,410)           (9)       (20,278)           (8)
                                                 ---------                    ---------                    ---------
Field operating profit                           $   9,724             7%     $  12,991            15%     $  22,715            10%
                                                 =========                    =========                    =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $14.2 million, $13.6 million, $19.4 million and $19.5 million for the nine months ended December 31, 2002, the nine months ended December 30, 2001, the year ended March 31, 2002 and the year ended April 1, 2001, respectively.

Sales and Field Operations

      Consolidated sales were $222.7 million for the nine months ended December 31, 2002, $184.7 million for the nine months ended December 30, 2001, $240.6 million for the year ended March 31, 2002 and $229.9 million for the year ended April 1, 2001. Consolidated sales increased 21% from the nine months ended December 30, 2001 to the nine months ended December 31, 2002 and 5% from the year ended April 1, 2001 to the year ended March 31, 2002.

Bluegreen Resorts

      During the nine months ended December 31, 2002 and the nine months ended December 30, 2001, sales of Timeshare Interests contributed $144.0 million or 65% and $110.8 million or 60%, respectively, of the Company's total consolidated sales. During the year ended March 31, 2002 and the year ended April 1, 2001, sales of Timeshare Interests contributed $144.2 million or 60% and $141.0 million or 61%, respectively, of the Company's total consolidated sales.

      The following table sets forth certain information for sales of Timeshare Interests for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                               Nine Months Ended                   Year Ended
                                               -----------------                   ----------
                                           December 31,    December 30,     March 31,       April 1,
                                               2002            2001           2002            2001
                                               ----            ----           ----            ----
Number of timeshare sale transactions         16,347          12,846          16,414          16,240
Average sales price per transaction          $ 9,311         $ 8,966         $ 8,989         $ 8,743
Gross margin                                      75%             77%             77%             78%

      The $33.2 million increase in Bluegreen(R) Resorts' sales during the nine months ended December 31, 2002, as compared to the nine months ended December 30, 2001, was primarily due to an increased focus on marketing to the Company's growing Club owner base and to sales prospects referred to the Company by existing Club owners or other prospects. Sales to owner and referral prospects increased by 62% and represented 25% and 20% of sales during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. This combined with a 22% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 145,000 prospects during the nine months ended December 31, 2002 from approximately 119,000 prospects during the nine months ended December 30, 2001, a 9% increase in the sale-to-tour conversion ratio and the increase in average sales price reflected in the above table resulted in the increase in sales during the nine months ended December 31, 2002, as compared to the nine months ended December 30, 2001. During the nine months ended December 31, 2002, the Company only opened three new sales sites, one in June 2002 and two in November 2002. The new sales sites, a sales office at the newly acquired Mountain Run at Boyne(TM) resort at Boyne Mountain, Michigan, and two offsite sales operations in Minneapolis, Minnesota and Daytona Beach, Florida, generated a combined $2.5 million of sales during the nine months ended December 31, 2002. Accordingly, the majority of Bluegreen Resorts sales growth during the nine months ended December 31, 2002, was due to same-site sales increases.

      The $3.2 million increase in Bluegreen Resorts sales during the year ended March 31, 2002 as compared to the year ended April 1, 2001 was primarily due to a $9.7 million increase in sales at the Company's 51%-owned Big Cedar Wilderness Club(TM), as this resort had just commenced sales in the year ended April 1, 2001 and was in the start-up phase. This increase was partially offset by the closure of the offsite sales office serving the Cleveland, Ohio market in May 2001, due to low profitability. The Cleveland sales office generated $1.2 million in sales prior to its closure in the year ended March 31, 2002, as compared to $8.4 million in the year ended April 1, 2001.

      Gross margin percentages vary between periods based on the relative costs of the specific Timeshare Interests sold in each respective period. During the nine months ended December 31, 2002, a higher percentage of Bluegreen Resorts' sales were of lower gross margin inventory, primarily the Lodge Alley Inn(TM) and Solara Surfside(TM) resorts, than during the nine months ended December 30, 2001.

      Other resort service revenues increased 35% to $23.5 million from 17.5 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. On October 2, 2002, LPI, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of TMOV. LPI was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, LPI generates sales leads for timeshare interest sales utilizing various marketing strategies. Through the application of a proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a timeshare sales presentation. LPI generates sales prospects for the Company's timeshare sales business and for sales prospects that will be sold to other timeshare developers. Since October 2, 2002, LPI generated $6.3 million of revenues, all included in other resort service revenues on the consolidated income statement, resulting in the overall increase in other resort service revenues during the nine months ended December 31, 2002.

      Cost of other resort services increased 46% to $22.9 million from $15.6 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively, primarily as a result of operating expenses of $7.3 million incurred by LPI since October 2, 2002. LPI's approximately $1.0 million loss is primarily due to the impact of applying fair market valuations to TMOV's assets based on purchase accounting required by SFAS No. 141, "Business Combinations".

      Gross profit from other resort services increased $1.9 million or 281% to $2.6 million from $694,000 during the year ended March 31, 2002 as compared to the year ended April 1, 2001, respectively. The increase was primarily due to $2.6 million in increased profits related to management and other fee income earned for services provided to Club members, due to an increase in members from 38,000 to 51,000 members at April 1, 2001 and March 31, 2002, respectively. This increase was partially offset by additional costs incurred in connection with the expansion of Bluegreen(R) Resorts's customer service area. As the Club member base increases, the Company anticipates increased gross profits from the related management fees, although there can be no assurances that the member base will continue to increase or that such increased management fees will be realized.

      Selling and marketing expenses for Bluegreen Resorts, which are primarily variable with sales, remained constant as a percentage of sales at 58% during the nine months ended December 31, 2002 and the nine months ended December 30, 2001. Selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and the Company as a whole. No assurances can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      The reduction in selling and marketing expenses as a percentage of Bluegreen Resorts' sales to 58% from 63% during the year ended March 31, 2002 as compared to the year ended April 1, 2001, respectively, was primarily due to the Company's focused efforts on increasing tour flow from Bluegreen Resorts' inhouse, referral and owner marketing programs as well as a new compensation plan which tied the Company's regional sales and marketing directors' compensation to profitability. Another factor believed to have resulted in the decrease of selling and marketing expenses was a new, standardized commissions plan for Bluegreen Resorts sales personnel implemented in the year ended March 31, 2002 as well as the centralization of commission processing and monitoring at the Company's corporate headquarters.

      Field general and administrative expenses for Bluegreen Resorts increased 12% to $8.9 million from $8.0 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. This increase was due to the addition of the Minneapolis and Daytona Beach offsite sales offices and the Mountain Run at Boyne(TM) sales offices, and due to the expenses associated with potential acquisitions during the nine months ended December 31, 2002, which were not pursued.

      Field general and administrative expenses for Bluegreen Resorts decreased 13% to $10.3 million from $11.9 million during the year ended March 31, 2002 and the year ended April 1, 2001, respectively. This decrease was primarily due to the closure of the Cleveland offsite sales office in May 2001 and other overhead reductions effected during the year ended March 31, 2002.

Bluegreen Communities

      During the nine months ended December 31, 2002 and the nine months ended December 30, 2001, Bluegreen Communities contributed $78.6 million or 35% and $73.9 million or 40%, respectively, of the Company's total consolidated sales. During the year ended March 31, 2002 and the year ended April 1, 2001, Bluegreen Communities contributed $96.4 million or 40% and $88.9 million or 39%, respectively, of the Company's total consolidated sales.

      The table set forth below outlines the number of home sites sold and the average sales price per home site for Bluegreen Communities for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                            Nine Months Ended                   Year Ended
                                            -----------------                   ----------
                                       December 31,    December 30,      March 31,       April 1,
                                           2002            2001            2002            2001
                                           ----            ----            ----            ----
Number of home sites sold                  1,242           1,092           1,640           1,614
Average sales price per home site        $57,096         $60,028         $58,287         $57,191
Gross margin                                  46%             48%             45%             46%

      Bluegreen Communities' sales increased $4.7 million or 6% during the nine months ended December 31, 2002 as compared to the nine months ended December 30, 2001 due to increased sales at Ridge Lake Shores(TM), a 1,152 acre property acquired in February 2001 in Magnolia, Texas, and Mountain Lakes Ranch(TM), a 4,100 acre property acquired in October 1998 in Bluffdale, Texas. Ridge Lake Shores had just opened for sale during the nine months ended December 30, 2001 and started achieving a post-start-up sales pace during the nine months ended December 31, 2002. Mountain Lakes Ranch benefited from a more mature marketing program and continued development.

      Bluegreen(R) Communities' sales increased $7.5 million in the year ended March 31, 2002 as compared to the year ended April 1, 2001 due primarily to $17.5 million of increased sales at The Preserve at Jordan Lake(TM), a golf course community located near the Raleigh-Durham area of North Carolina. The Preserve at Jordan Lake had just commenced sales and development during the year ended April 1, 2001, and therefore had a significant portion of its sales during this start-up year deferred under percentage-of-completion accounting. This increase was partially offset by an $8.5 million decrease in sales in the Company's Arizona region due to the two main projects in this region being substantially sold out in the year ended April 1, 2001. The remaining offsetting decrease was due to a $1.4 million sale of a bulk tract of land in the year ended April 1, 2001 by the Company, with no such corresponding sale in the year ended March 31, 2002.

      Bluegreen Communities intends to primarily focus its resources on developing new golf communities and continuing to support its successful regions in Texas. Bluegreen Communities is currently negotiating the acquisition of properties for the development of two new golf course communities in the Southeastern United States. There can be no assurances that these properties will be acquired at acceptable pricing or at all. During the nine months ended December 31, 2002, the Company's golf communities and Texas regions comprised approximately 41% and 46%, respectively, of Bluegreen Communities' sales.

      The decrease in gross margin during the nine months ended December 31, 2002 as compared to the nine months ended December 30, 2001 was due in part to the lower average sales price per home site as the types of properties sold during each respective period varied. Also, the cost basis of the Company's Preserve at Jordan Lake increased during the nine months ended December 31, 2002 due to cost overruns. Finally, the Company recognized a $750,000 impairment charge on the Bluegreen Communities Crystal Cove(TM) project in Tennessee. Additional development expenditures required for road and utility work at the project exceeded the Company's original estimates. The Company believes that this charge is adequate to reduce the carrying value of this project to its fair value less estimated selling costs.

The decrease in gross margin during the year ended March 31, 2002 as compared to the year ended April 1, 2001, was primarily due to $4.1 million in impairment charges taken on the Crystal Cove project.

      Golf operations revenue increased 106% to $3.5 million from $1.7 million and the cost of golf operations increased 81% to $4.0 million from $2.2 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. These increases are due to the opening of the golf courses at Brickshire(TM), located in New Kent, Virginia, and The Preserve at Jordan Lake in March 2002 and August 2002, respectively.

      The gross loss from golf operations decreased $279,000 or 28% during the year ended March 31, 2002 as compared to the year ended April 1, 2001, due to decreased losses from the operations at Carolina National(TM), as the operation continues to mature.

      Selling and marketing expenses for Bluegreen Communities remained relatively constant at approximately 20% of sales during all periods presented.

Interest Income

      Interest income was $12.2 million and $11.9 million for the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. Interest income was $15.4 million and $17.3 million for the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents.

      The decrease in interest income during the year ended March 31, 2002 was due to due to lower average cash balances on hand, lower interest rates on cash balances and Bluegreen Communities mortgages held and lower timeshare notes receivables held due to increased sales of timeshare notes receivable during the year ended March 31, 2002 as compared to the year ended April 1, 2001.

Gain on Sale of Notes Receivable

      During the nine months ended December 31, 2002 and the nine months ended December 30, 2001, the Company recognized gains on the sale of notes receivable totaling $10.0 million and $4.2 million, respectively. In the year ended March 31, 2002 and the year ended April 1, 2001, the Company recognized $6.3 million and $3.3 million in such gains, respectively. The sale of timeshare notes receivable was pursuant to timeshare receivables purchase facilities in place during the respective periods (the current timeshare receivables purchase facility is more fully described below under "Credit Facilities for Bluegreen(R) Resorts' Receivables and Inventories").

      The 138% increase in gain on sale of notes receivable during the nine months ended December 31, 2002, as compared to the nine months ended December 30, 2001, was primarily due to a $4.7 million gain recorded in connection with the December 13, 2002 private offering and sale (as a term securitization) of $170.2 million in aggregate purchase price of timeshare receivables, including receivables previously sold to ING, General Electric Capital Real Estate/Heller Financial, Inc. ("GE") and Barclays Bank, PLC ("Barclays") and receivables previously pledged to GE. Please see "Credit Facilities for Bluegreen Resorts' Receivables and Inventories," below, for further details on the December 13, 2002 term securitization. The remaining increase in the gain on sale of notes receivable was due to the sale of timeshare receivables in the normal course of business with aggregate principal balances of $84.6 million and $67.4 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively.

      The amount of gain increased in the year ended March 31, 2002, as compared to the year ended April 1, 2001, commensurate with the increase in the principal amount of notes receivable sold ($100.9 million and $77.8 in the year ended March 31, 2002 and the year ended April 1, 2001, respectively). Another factor that increased the gain on sale of these receivables during the year ended March 31, 2002 as compared to the year ended April 1, 2001 was the decrease in commercial paper rates during the respective periods. The return earned by the parties who purchased these fixed rate (approximately 15%) receivables is based on variable commercial paper rates, so as interest rates decrease the available interest spread increases which in turn increases the value of the Company's retained interest in the receivable pools sold and hence increases the Company's gain on sale.

Corporate General and Administrative Expenses

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations", above.

      The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Corporate G&A increased 4% to $14.2 million from $13.6 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. Corporate G&A remained relatively constant at $19.4 million and $19.5 million during the year ended March 31, 2002 and the year ended April 1, 2001, respectively.

Interest Expense

      Interest expense was $9.8 million and $10.1 million for the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. Interest expense totaled $13.0 million and $15.5 million for the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The 16.0% decrease in the year ended March 31, 2002 was due to lower outstanding balances on the Company's acquisition and development loans borrowed in prior years and lower interest rates on variable-rate facilities.

      The effective cost of borrowing (when adding back capitalized interest) was 9.1%, 9.1% and 9.5% for the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, respectively.

Provision for Loan Losses

      The allowance for loan losses by division as of December 31, 2002 and March 31, 2002 was (amounts in thousands):

                                               Bluegreen(R)     Bluegreen
                                                 Resorts       Communities        Other           Total
December 31, 2002
Notes receivable                                $ 53,029        $ 11,559        $  1,896        $ 66,484
Less: allowance for loan losses                   (4,081)           (496)           (112)         (4,689)
                                                --------        --------        --------        --------
Notes receivable, net                           $ 48,948        $ 11,063        $  1,784        $ 61,795
                                                ========        ========        ========        ========
Allowance as a % of gross notes receivable             8%              4%              6%              7%
                                                ========        ========        ========        ========

March 31, 2002
Notes receivable                                $ 50,892        $  7,079        $  1,884        $ 59,855
Less: allowance for loan losses                   (3,782)           (313)           (112)         (4,207)
                                                --------        --------        --------        --------
Notes receivable, net                           $ 47,110        $  6,766        $  1,772        $ 55,648
                                                ========        ========        ========        ========
Allowance as a % of gross notes receivable             7%              4%              6%              7%
                                                ========        ========        ========        ========

      The Company recorded provisions for loan losses totaling $2.8 million and $3.7 million during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. The provisions of loan losses were $4.9 million each year for both the year ended March 31, 2002 and the year ended April 1, 2001. The 23% decrease in the provision during the nine months ended December 31, 2002 as compared to the nine months ended December 30, 2001, was due to increased, non-recourse sales of notes receivable pursuant to the Company's timeshare receivables purchase facility during the nine months ended December 31, 2002 (see "Liquidity and Capital Resources"). Despite the lower provision for loan losses during the nine months ended December 31, 2002, the allowance for loan losses for the Company's Bluegreen Resorts notes receivable as of December 31, 2002 increased as a percentage of related gross notes receivable as compared to this same ratio at March 31, 2002. The Company believes that its allowance for loan losses as of December 31, 2002 is an adequate reserve for future losses on the Company's notes receivable portfolio as of December 31, 2002, although there can be no assurances that such future losses will not exceed the allowance for loan losses.

      Other notes receivable at December 31, 2002 and March 31, 2002, primarily consists of a loan to the property owners' association that is responsible for the maintenance of La Cabana, Casa Grande Cooperative Association I (see Note 5 of Notes to Consolidated Financial Statements).

Other Expense, Net

      Other expense, net of other income, totaled $1.5 million and $277,000 for the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. Other expense, net of other income, totaled $162,000 and $400,000 for the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The increase in other expense, net, during the nine months ended December 31, 2002 was primarily due to the write-off of accumulated foreign currency translation adjustments related to the substantive cessation of the Company's operations in Canada.

Provision for Income Taxes

      The provision for income taxes was 35.6% and 38.5% of income before taxes for the nine months ended December 31, 2002 and the nine months ended December 30, 2001. The provision for income taxes was 38.5% of income before taxes for both the year ended March 31, 2002 and the year ended April 1, 2001. The lower effective income tax rate for the nine months ended December 31, 2002 was due to the application of state net operating losses.

Cumulative Effect of Change in Accounting Principle, Net of Tax

      During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating timeshare tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare SOP, "Accounting for Real Estate Time-Sharing Transactions", that was exposed for public comment by the FASB in February 2003. The cumulative effect of this change in accounting principle was additional expense of $5.9 million, net of tax.

Summary

      Based on the factors discussed above, the Company's net income decreased to $9.8 million for the nine months ended December 31, 2002 from $10.7 million for the nine months ended December 30, 2001. Net income increased to $11.7 million in the year ended March 31, 2002 from $2.7 million in the year ended April 1, 2001.

Changes in Financial Condition

Cash Flows From Operating Activities

      Cash flows from operating activities decreased $12.6 million to net cash inflows of $7.0 million from $19.6 million in the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. The Company's notes receivable increased $99.9 million as compared to an increase of $76.5 million during the nine months ended December 31, 2002 and December 30, 2001, respectively, primarily due to increased sales of Timeshare Interests. Also, proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, decreased to $63.5 million from $65.7 million during the nine months ended December 31, 2002 and December 30, 2001, respectively. In addition, the gain on sale of notes receivable increased to $10.0 million from $4.2 million, during the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. These decreases to net cash provided by operations were partially offset by the excess of the $22.4 million net inventory decrease in the nine months ended December 31, 2002 over the $4.0 million net inventory decrease in the nine months ended December 30, 2001.

      Cash flows from operating activities increased $29.6 million to net cash inflows of $31.7 million from $2.1 million in the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The increase was primarily due to a $9.0 million increase in net income. The increase in operating cash flows was also due to a $12.7 million increase in net cash provided from the sale of timeshare notes receivable. The Company sold $100.9 million and $77.8 million of timeshare notes receivable at advance rates of 85% and 95% under various timeshare receivable purchase facilities in the year ended March 31, 2002 and the year ended April 1, 2001, respectively. See "Liquidity and Capital Resources" for further discussion of the Company's note receivable purchase facilities. Also, the year ended April 1, 2001 cash flows were impacted by a $9 million prepayment of commissions and joint venture distributions to Bass Pro(R) (see Note 4 of Notes to Consolidated Financial Statements), which is anticipated to be a one-time event.

      The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of the Company's sales for Bluegreen(R) Resorts result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.

Cash Flows From Investing Activities

      Cash flows from investing activities increased $11.8 million to net cash inflows of $7.9 million from net cash outflows of $3.9 million in the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. The increase was primarily due to more cash received from the Company's retained interests in notes receivable sold, as the amount of these retained interests grew during the nine months ended December 31, 2002. The Company received $14.6 million and $3.6 million of cash from its retained interest in notes receivable sold during the nine months ended December 31, 2002 and nine months ended December 30, 2001, respectively.

      Cash flows from investing activities increased $5.4 million to net cash outflows of $2.1 million from $7.5 million in the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The increase was primarily due to a $4.7 million loan made to Napa Partners, LLC during the year ended April 1, 2001 that was collected by the Company in the year ended March 31, 2002 (see Note 5 of Notes to Consolidated Financial Statements). This increase was partially offset by a $3.4 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

      Cash flows from financing activities increased $480,000 to net cash outflows of $16.8 million from $17.3 million in the nine months ended December 31, 2002 and the nine months ended December 30, 2001, respectively. The increase is due to an increase in proceeds from the exercise of employee and director stock options during the nine months ended December 31, 2002 as compared to the nine months ended December 30, 2001. Net cash outflows from the Company's other financing activities, primarily related to borrowings under and payments made on lines-of-credit facilities and other notes payable, were approximately the same during both the nine months ended December 31, 2002 and the nine months ended December 30, 2001.

      Cash flows from financing activities decreased $760,000 to net cash outflows of $20.9 million from $20.1 million in the year ended March 31, 2002 and the year ended April 1, 2001, respectively. The decrease is due to payments in excess of borrowings under acquisition and development line-of-credit facilities and notes payable of $19.5 million as compared to $18.0 million in the year ended March 31, 2002 and the year ended April 1, 2001, respectively. This decrease was partially offset by the fact that the Company did not repurchase any common stock in the year ended March 31, 2002 as compared to common stock repurchases of $572,000 in the year ended April 1, 2001.

Liquidity and Capital Resources

      The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales, (ii) down payments on home site and timeshare sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable including cash received from the Company's retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed owned arising from sales of Timeshare Interests and home sites and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future acquisitions.

Note Offering

      On April 1, 1998, the Company consummated a Rule 144A private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). The net proceeds of the Offering were approximately $106.3 million. In the Offering, the Company initially sold the Notes to NatWest Capital Markets Limited and McDonald & Company Securities, Inc. (the "Initial Purchasers") in a private transaction exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption from registration contained in Section 4(2) thereof, and the Initial Purchasers resold the Notes in compliance with the exemption from registration contained in Rule 144A under the Securities Act. In the Purchase Agreement executed with the Initial Purchasers, the Initial Purchasers made investment representations which are customary for private placement transactions with institutional investors and agreed to comply with Rule 144A in connection with any resales. The Company subsequently exchanged the privately placed Notes for registered Notes. The net proceeds of the Offering were used to repay certain outstanding debt obligations of the Company and for working capital purposes (see Note 12 of Notes to Consolidated Financial Statements).

Credit Facilities for Bluegreen(R) Resorts' Receivables and Inventories

      The Company maintains various credit and purchase facilities with financial institutions that provide for receivable financing for its timeshare projects.

      The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a financed buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the nine months ended December 31, 2002, approximated 64% of sales. Accordingly, having facilities for the sale and hypothecation of these timeshare receivables is a critical factor to the Company meeting its short and long-term cash needs.

      In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "Purchase Facility") with CSFB acting as the initial purchaser. In April 2002, ING acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the Purchase Facility, ING expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen(R) Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Subsidiary"), and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of customary representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. Pursuant to the agreements that constitute the Purchase Facility (collectively, the "Purchase Facility Agreements"), the Subsidiary could receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

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

      Through November 25, 2002, the Company sold $145.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $123.9 million.

      On December 13, 2002, IFM, an affiliate of ING, consummated a $170.2 million private offering and sale of timeshare loan-backed securities on behalf of the Company (the "2002 Term Securitization"). The $181.0 million in aggregate principal of timeshare receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal of receivables that were previously sold to ING under the Purchase Facility; 2) $54.2 million in aggregate principal of receivables that were previously sold to GE and Barclays under a previous timeshare receivables purchase facility (the "GE/Barclays Facility"); and 3) $7.6 million in aggregate principal of receivables that were previously hypothecated with GE under a timeshare receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts outstanding under the Purchase Facility, the GE/Barclays Facility and the GE Warehouse Facility. The Company received net cash proceeds of $2.1 million, Timeshare Interests with a carrying value of $1.4 million, timeshare notes receivable with an estimated net realizable value of $3.1 million and recorded a retained interest in the future cash flows from the 2002 Term Securitization of $36.1 million. The Company also recognized a gain of $4.7 million in connection with the 2002 Term Securitization.

      As a result of the 2002 Term Securitization, the Subsidiary may sell additional notes receivable for a cumulative purchase price of up to $75.0 million under the Purchase Facility, on a revolving basis, prior to April 16, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent. On December 23, 2002, the Company sold $22.1 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $18.7 million. On March 19, 2003, the Company sold $28.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $24.4 million. As of March 24, 2003, the Subsidiary could sell an additional $32.6 million under the Purchase Facility. The Company is currently negotiating an increase and extension of the Purchase Facility to $125.0 million cumulative purchase price, on a revolving basis, through April 16, 2004. There can be no assurances that such an increase and extension will be obtained on attractive terms if at all.

      In addition to the Purchase Facility, the Company is a party to a number of securitization transactions, all of which in the Company's opinion utilize customary structures and terms for transactions of this type. (The ING Purchase Facility discussed above is the only timeshare receivables purchase facility in which the Company currently has the ability to sell receivables, with the Company's ability to sell receivables under prior facilities having expired.) In each securitization, the Company sells receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables are sold on a non-recourse basis (except for breaches of customary representations and warranties) and the special purpose entity has a retained interest in the receivables sold. The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company's special purpose subsidiary as the holder of the retained interest in the receivables according to one of two specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interest in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company's subsidiary in its capacity as the holder of the retained interest. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interest in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of the Company's retained interest in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company's special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, the Company's obligation to service the receivables would terminate and it would cease to receive a servicing fee.

      The Company is seeking new timeshare receivable purchase facilities to replace expiring facilities. As indicated above, the Purchase Facility will expire on April 16, 2003. The Company is currently discussing terms for a potential new timeshare receivable purchase facility with an unaffiliated financial institution and is negotiating an extension and increase to the Purchase Facility. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the timeshare area; a deterioration in the performance of the Company's timeshare notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in the Company's performance generally. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell timeshare receivables under a current or future facility could have a material adverse impact on the Company's liquidity and operations.

      In February 2003, the Company entered into a $50.0 million revolving timeshare receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility will bear interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. On March 10, 2003, the Company pledged $10.3 million in aggregate principal balance of timeshare receivables under the GMAC Receivables Facility and received $9.3 million in cash borrowings.

      RFC has also provided the Company with a $15.0 million acquisition, development and construction revolving credit facility for Bluegreen(R) Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005 and outstanding borrowings mature no later than February 10, 2009. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. Indebtedness under the facility will bear interest at LIBOR plus 4.75%. Interest payments are due monthly. The Company was required to pay an upfront loan fee of $112,500 in connection with the GMAC AD&C Facility. As of March 24, 2003, the Company had not borrowed under the GMAC AD&C Facility.

      GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "GE A&D Facility"). The borrowing period on the GE A&D Facility has expired and outstanding borrowings mature no later than January 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the GE A&D facility. This borrowing was collateralized by the Company's Lodge Alley Inn(TM) resort and has since been paid in full. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in phase two of the Company's Shore Crest(TM) resort are sold, subject to minimum required amortization. The outstanding balance under the GE A&D Facility at December 31, 2002 was $1.2 million, which was completely repaid by March 24, 2003. The Company is currently negotiating a new acquisition and development credit facility with GE. There can be no assurances that the Company's negotiations will be successful.

      On April 8, 2002, the Company entered into a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami Beach). Borrowings occur as MM&S directly pays third-party contractors, vendors and suppliers who have been engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan was released after the completion of all renovation work, in December 2002. Principal is repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004. As of December 31, 2002, $1.5 million was outstanding under the MM&S line-of-credit. As of March 24, 2003, approximately $55,000 was outstanding under the MM&S line-of-credit.

      Under an existing, $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") primarily for the use of borrowing against Bluegreen Communities receivables, the Company can use up to $10.0 million of the facility for the pledge of timeshare receivables. During the nine months ended December 31, 2002, the Company borrowed $1.7 million under this facility by pledging approximately $1.9 million in aggregate principal of timeshare receivables at a 90% advance rate. See the next paragraph for further details on this facility.

Credit Facilities for Bluegreen(R) Communities' Receivables and Inventories

      The Company has a $30.0 million revolving credit facility with Foothill for the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. The interest rate charged on outstanding borrowings ranges from the prime interest rate plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At December 31, 2002, the outstanding principal balance under this facility was approximately $5.0 million, $1.4 million of which related to Bluegreen Resorts' receivables borrowings, as discussed above, and $3.6 million of which related to Bluegreen Communities' receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In March 2003, Foothill extended the Company's ability to borrow under the facility through December 31, 2005, and extended the maturity date to December 31, 2007.

      On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the "GMAC Communities Facility") with RFC. The Company is the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property home sites (and personal property related thereto) at the following Bluegreen Communities projects of the Company, as well as any Bluegreen Communities projects acquired by the Company with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire(TM) (New Kent County, Virginia); Mountain Lakes Ranch(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and will be payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Communities Facility amount. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. On September 25, 2002, the Company borrowed $11 million under the GMAC Communities Facility and received cash proceeds of approximately $9 million. The $2 million deducted from the cash proceeds related to the repayment of existing debt on the Secured Projects of approximately $1.5 million and debt issuance costs totaling $500,000 including the first annual commitment fee, as described above. The Company uses the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of December 31, 2002, there was $7.5 million outstanding under the GMAC Communities Facility.

      The Company is currently negotiating with an unaffiliated financial institution and has received a term sheet regarding a $10 million, revolving line-of-credit that would be collateralized by Bluegreen Communities' receivables. There can be no assurances that this line-of-credit will be obtained on attractive terms or at all.

      Over the past several years, the Company has received approximately 90% to 99% of its home site sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by Bluegreen Communities' receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer home site financing. No assurances can be given that local banks will continue to provide such customer financing.

      Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of Bluegreen Communities properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through home site releases. The release price is usually defined as a pre-determined percentage of the gross selling price (typically 25% to 55%) of the home sites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Unsecured Credit Facility

      The Company has a $12.5 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2003. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2002, there was no amount outstanding under the line, nor have there been any borrowings under the line through March 24, 2003. This line-of-credit is an important source of short-term liquidity for the Company.

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

      The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Bluegreen(R) Resorts business segment. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed but unsold Timeshare Interests; land upon which additional resorts may be built; management contracts; loan portfolios of Timeshare Interest mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the timeshare industry. In addition, the Company intends to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company's successful regions in Texas.

      The Company's material commitments for capital resources as of December 31, 2002, included the required payments due on it's receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its timeshare and communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

      The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of December 31, 2002 by period due (in thousands):

                                                            Payments Due By Period
                                       ----------------------------------------------------------------
           Contractual                              Less than        1 - 3         4 - 5        After 5
           Obligations                   Total        1 year         Years         Years         Years
           -----------                   -----        ------         -----         -----         -----
Receivable-backed notes payable        $  5,360      $     --      $  4,989      $     --      $    371

Lines-of-credit and notes payable        34,409         5,604        20,188         8,059           558

10.50% senior secured notes
     payable                            110,000            --            --            --       110,000

8.25% convertible subordinated
     debentures                          34,371            --         6,371         8,000        20,000

Noncancelable operating leases           15,101         3,444         4,625         2,436         4,596
                                       --------      --------      --------      --------      --------
Total contractual obligations          $199,241      $  9,048      $ 36,173      $ 18,495      $135,525
                                       ========      ========      ========      ========      ========

      The Company intends to use cash flow from operations, including cash received from the sale of timeshare notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While the Company believes that it will be able to meet all required debt payments when due, there can be no assurances that this will be the case.

      The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred is approximately $6.2 million as of December 31, 2002. The Company estimates that the total cash required to complete its Bluegreen(R) Communities projects in which sales have occurred is approximately $28.7 million as of December 31, 2002. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; the Company anticipates that it will incur such obligations in the future. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility and one or more replacement facilities the Company will seek to put in place will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that have expired or that will expire during the next 26 months. The Company will also be required to renew or replace its existing timeshare receivables purchase facility on or before April 16, 2003. The Company will, in the future, also require additional credit facilities or issuances of other corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. To the extent the Company was not able to sell notes receivable or borrow under such facilities, the Company's ability to satisfy its obligations would be materially adversely affected.

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

      The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company's business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and timeshare industries, some of which are beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations and support its operations, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt. The Company cannot provide any assurance that it will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. In addition, many of the Company's obligations under our debt arrangements contain cross-default or cross-acceleration provisions. As a result, if the Company defaults under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on the Company's business.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

      The Company's total revenues and net assets denominated in a currency other than U.S. dollars during the nine months ended December 31, 2002 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by BPNV, the Company's subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to the Company's operations or net assets.

Interest Rate Risk

      The Company sold $125.6 million, $100.9 million and $77.8 million of fixed-rate timeshare notes receivable during the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, respectively, under the Purchase Facility, the 2002 Term Securitization and previous timeshare receivable purchase facilities (see "Credit Facilities for Bluegreen(R) Resorts' Receivables and Inventories" and Note 5 of Notes to Consolidated Financial Statements). The gain on sale recognized by the Company is generally based upon variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. The Company also retains residual interests in pools of fixed and variable rate Bluegreen Communities notes receivable sold in private placement REMIC transactions. The Company believes that it has used conservative assumptions in valuing the residual interests retained in the timeshare and land notes sold through the Purchase Facility and REMIC transactions, respectively, and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations. There can be no assurances that the assumptions will prove to be correct.

      As of December 31, 2002, the Company had fixed interest rate debt of approximately $149.6 million and floating interest rate debt of approximately $34.6 million. In addition, the Company's notes receivable from timeshare and home site customers were comprised of $54.1 million of fixed rate loans and $6.1 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes do affect the market value of debt but do not impact earnings or cash flows.

      A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease after-tax earnings of the Company by an immaterial amount per year, based on the impact of increased interest expense on variable rate debt, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in the interest rate would decrease the total fair value of the Company's fixed rate debt, excluding the Company's 8.25% convertible, subordinated debentures (the "Debentures") and the Notes, by an immaterial amount. The fact that the Debentures are publicly traded and convertible into the Company's common stock makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Debentures. In addition, the fact that the Notes (see "Note Offering") are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, management may likely take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            BLUEGREEN(R) CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        December 31,   March 31,
                                                                                           2002          2002
                                                                                           ----          ----
ASSETS

Cash and cash equivalents  (including restricted cash of approximately $20.6 million
   and $27.7 million at December 31, 2002 and March 31, 2002, respectively) ........    $  46,905     $  48,715
Contracts receivable, net ..........................................................       16,230        21,818
Notes receivable, net ..............................................................       61,795        55,648
Prepaid expenses ...................................................................       11,630        11,634
Inventory, net .....................................................................      173,131       187,688
Retained interests in notes receivable sold ........................................       44,228        38,560
Property and equipment, net ........................................................       51,787        49,338
Intangible assets ..................................................................       10,838            --
Goodwill ...........................................................................        2,431         2,431
Other assets .......................................................................       15,017        19,329
                                                                                        ---------     ---------
          Total assets .............................................................    $ 433,992     $ 435,161
                                                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable ...................................................................    $   5,878     $   4,700
Accrued liabilities and other ......................................................       31,537        39,112
Deferred income ....................................................................       19,704         5,043
Deferred income taxes ..............................................................       31,208        28,299
Receivable-backed notes payable ....................................................        5,360        14,628
Lines-of-credit and notes payable ..................................................       34,409        40,262
10.50% senior secured notes payable ................................................      110,000       110,000
8.00% convertible subordinated notes payable to related parties ....................           --         6,000
8.25% convertible subordinated debentures ..........................................       34,371        34,371
                                                                                        ---------     ---------
   Total liabilities ...............................................................      272,467       282,415

Minority interest ..................................................................        3,242         3,090

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..............           --            --
Common stock,  $.01 par value,  90,000 shares  authorized;  27,343 and 27,059 shares
   issued at December 31, 2002 and March 31, 2002, respectively ....................          273           271
Additional paid-in capital .........................................................      123,535       122,734
Treasury  stock,  2,756 common  shares at both December 31, 2002 and March 31, 2002,
   at cost .........................................................................      (12,885)      (12,885)
Accumulated other comprehensive income, net of income taxes ........................          460         2,433
Retained earnings ..................................................................       46,900        37,103
                                                                                        ---------     ---------
     Total shareholders' equity ....................................................      158,283       149,656
                                                                                        ---------     ---------
          Total liabilities and shareholders' equity ...............................    $ 433,992     $ 435,161
                                                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                            BLUEGREEN(R) CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                           Nine Months Ended            Year Ended
                                                       -------------------------------------------------
                                                       December 31,  December 30,  March 31,    April 1,
                                                          2002           2001        2002        2001
                                                       -------------------------------------------------
Revenues:                                                           (Unaudited)
  Sales ...........................................    $ 222,655     $ 184,703    $ 240,628    $ 229,874
  Other resort and golf operations ................       27,048        19,184       25,470       24,649
  Interest income .................................       12,235        11,855       15,447       17,317
  Gain on sales of notes receivable ...............       10,035         4,214        6,280        3,281
                                                       ---------     ---------    ---------    ---------
                                                         271,973       219,956      287,825      275,121
Cost and expenses:
  Cost of sales ...................................       77,923        64,133       86,525       78,795
  Cost of other resort and golf operations ........       26,895        17,844       23,544       24,951
  Selling, general and administrative expenses ....      128,308       106,345      140,244      147,592
  Interest expense ................................        9,824        10,129       13,017       15,494
  Provision for loan losses .......................        2,832         3,683        4,851        4,887
  Other expense ...................................        1,520           277          162          400
                                                       ---------     ---------    ---------    ---------
                                                         247,302       202,411      268,343      272,119
                                                       ---------     ---------    ---------    ---------

Income before provision for income taxes and
   minority interest ..............................       24,671        17,545       19,482        3,002
Provision for income taxes ........................        8,793         6,755        7,501        1,156
Minority interest in income (loss) of consolidated
   subsidiary .....................................          502           107          249         (871)
                                                       ---------     ---------    ---------    ---------
Income before cumulative effect of change in
   accounting principle ...........................       15,376        10,683       11,732        2,717
Cumulative effect of change in accounting
   principle, net of income taxes (see Note 1) ....       (5,929)           --           --           --
Minority  interest in  cumulative  effect of change
   in accounting principle, net of income taxes ...         (350)           --           --           --
                                                       ---------     ---------    ---------    ---------
Net income ........................................    $   9,797     $  10,683    $  11,732    $   2,717
                                                       =========     =========    =========    =========

Earnings per common share:
  Basic:
    Income before cumulative effect of change in
      accounting principle ........................    $     .63     $     .44    $     .48    $     .11
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ....................................         (.23)           --           --           --
                                                       ---------     ---------    ---------    ---------
    Net income ....................................    $     .40     $     .44    $     .48    $     .11
                                                       =========     =========    =========    =========
  Diluted:
    Income before cumulative effect of change in
      accounting principle ........................    $     .58     $     .41    $     .46    $     .11
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ....................................         (.19)           --           --           --
                                                       ---------     ---------    ---------    ---------
      Net income ..................................    $     .39     $     .41    $     .46    $     .11
                                                       =========     =========    =========    =========

Pro forma effects of retroactive application  of
   change in accounting principle:
   Net income .....................................                  $   7,571    $   7,484    $   1,634
                                                                     =========    =========    =========
   Basic earnings per share .......................                  $     .31    $     .31    $     .07
                                                                     =========    =========    =========
   Diluted earnings per share .....................                  $     .30    $     .31    $     .07
                                                                     =========    =========    =========

Weighted-average number of common and common
   equivalent shares:
  Basic ...........................................       24,472        24,240       24,256       24,242
                                                       =========     =========    =========    =========
  Diluted .........................................       28,783        29,968       29,993       24,316
                                                       =========     =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            BLUEGREEN(R) CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                             Accumulated
                                                                                                 Other
                                            Common               Additional      Treasury   Comprehensive
                                            Shares     Common      Paid-in       Stock at   Income, Net of   Retained
                                            Issued      Stock      Capital         Cost      Income Taxes    Earnings      Total
                                            ------      -----      -------         ----      ------------    --------      -----
Balance at April 3, 2000 ............       26,935    $     269    $ 122,533    $ (12,313)    $     901     $  22,654    $ 134,044
Net income ..........................           --           --           --           --            --         2,717        2,717
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes ................           --           --           --           --           570            --          570
                                                                                                                         ---------
Comprehensive income ................                                                                                        3,287
Shares issued to employees and
 directors upon exercise of stock
 options ............................           11           --           28           --            --            --           28
Income tax benefit from stock
 options exercised ..................           --           --            3           --            --            --            3
Shares repurchased for treasury stock           --           --           --         (572)           --            --         (572)
                                            ------    ---------    ---------    ---------     ---------     ---------    ---------
Balance at April 1, 2001 ............       26,946          269      122,564      (12,885)        1,471        25,371      136,790
Net income ..........................           --           --           --           --            --        11,732       11,732
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes ................           --           --           --           --           962            --          962
                                                                                                                         ---------
Comprehensive income ................                                                                                       12,694
Shares issued to employees and
 directors upon exercise of stock
 options ............................          113            2          154           --            --            --          156
Income tax benefit from stock
 options exercised ..................           --           --           16           --            --            --           16
                                            ------    ---------    ---------    ---------     ---------     ---------    ---------
Balance at March 31, 2002 ...........       27,059          271      122,734      (12,885)        2,433        37,103      149,656
Net income ..........................           --           --           --           --            --         9,797        9,797
Realization of net unrealized gains
 on retained interests in notes
 receivable sold, net of income taxes           --           --           --           --        (1,973)           --       (1,973)
                                                                                                                         ---------
Comprehensive income ................                                                                                        7,824
Shares issued to employees and
 directors upon exercise of stock
 options ............................          284            2          681           --            --            --          683
Income tax benefit from stock
 options exercised ..................           --           --          120           --            --            --          120
                                            ------    ---------    ---------    ---------     ---------     ---------    ---------
Balance at December 31, 2002 ........       27,343    $     273    $ 123,535    $ (12,885)    $     460     $  46,900    $ 158,283
                                            ======    =========    =========    =========     =========     =========    =========

          See accompanying notes to consolidated financial statements.

                            BLUEGREEN(R) CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended            Year Ended
                                                               ------------------------------------------------
                                                               December 31,  December 30,  March 31,   April 1,
                                                                   2002          2001        2002        2001
                                                               ------------------------------------------------
                                                                            (Unaudited)
Operating activities:
Net income .................................................    $  9,797     $ 10,683     $ 11,732     $  2,717
Adjustments to reconcile net income to net cash provided by
operating activities:
  Cumulative effect of change in accounting principle, net .       5,929           --           --           --
    Minority interest in income (loss) of consolidated
     subsidiary ............................................         152          107          249         (871)
    Depreciation ...........................................       4,597        3,857        5,280        4,263
    Amortization ...........................................       5,741        2,225        3,006        2,463
    Amortization of discount on note payable ...............          40          310          374          708
    Gain on sale of notes receivable .......................     (10,035)      (4,214)      (6,280)      (3,281)
    Loss on sale of property and equipment .................         218          127          166           45
    Gain on exchange of REMIC certificates .................        (409)          --           --           --
    Provision for loan losses ..............................       2,832        3,683        4,851        4,887
    Provision for deferred income taxes ....................       4,127        6,755        7,895        5,801
    Interest accretion on investments in securities ........      (4,417)      (2,615)      (3,754)      (2,627)
    Proceeds from sale of notes receivable .................      72,418       58,158       85,975       73,244
    Proceeds from borrowings collateralized by notes
     receivable ............................................       2,746       22,734       23,163       34,634
    Payments on borrowings collateralized by notes
     receivable ............................................     (11,681)     (15,227)     (16,600)     (35,964)
Changes in operating assets and liabilities, net of the
effects of business acquisitions:
    Contracts receivable ...................................       5,655        6,681       (3,311)     (10,588)
    Notes receivable .......................................     (99,868)     (76,520)     (97,795)     (89,786)
    Prepaid expenses .......................................         322        1,576          959       (8,592)
    Inventory ..............................................      22,378        3,958       13,542       21,500
    Other assets ...........................................      (4,462)      (4,597)      (4,423)      (1,096)
    Accounts payable, accrued liabilities and other ........         957        1,941        6,621        4,615
                                                                --------     --------     --------     --------
Net cash provided by operating activities ..................       7,037       19,622       31,650        2,072
                                                                --------     --------     --------     --------

Investing activities:
  Cash received from retained interests in notes receivable
     sold ..................................................      14,555        3,552        7,856        6,890
  Investment in note receivable ............................          --       (1,685)      (1,685)      (4,711)
  Principal payments received on investment in note
     receivable ............................................          --        4,643        4,643           68
  Business and minority interest acquisitions ..............      (2,292)          --           --         (250)
  Purchases of property and equipment ......................      (4,379)     (10,446)     (12,940)      (9,549)
  Proceeds from sales of property and equipment ............          48           34           44           79
                                                                --------     --------     --------     --------
Net cash provided (used) by investing activities ...........       7,932       (3,902)      (2,082)      (7,473)
                                                                --------     --------     --------     --------

Financing activities:
  Proceeds from borrowings under  line-of-credit  facilities
     and notes payable .....................................      18,696       46,548       59,870       11,121
  Payments under line-of-credit facilities and notes payable     (27,470)     (62,478)     (79,327)     (29,135)
 Payment of 8% convertible, subordinated notes payable to
     related parties .......................................      (6,000)          --           --           --
  Payment of debt issuance costs ...........................      (2,688)      (1,485)      (1,568)      (1,551)
  Proceeds from exercise of employee and director stock
     options ...............................................         683          156          156           28
  Payments for treasury stock ..............................          --           --           --         (572)
                                                                --------     --------     --------     --------
Net cash used by financing activities ......................     (16,779)     (17,259)     (20,869)     (20,109)
                                                                --------     --------     --------     --------
Net increase (decrease) in cash and cash equivalents .......      (1,810)      (1,539)       8,699      (25,510)
Cash and cash equivalents at beginning of period ...........      48,715       40,016       40,016       65,526
                                                                --------     --------     --------     --------
Cash and cash equivalents at end of period .................      46,905       38,477       48,715       40,016
Restricted cash and cash equivalents at end of period ......     (20,551)     (24,456)     (27,669)     (22,363)
                                                                --------     --------     --------     --------
Unrestricted cash and cash equivalents at end of period ....    $ 26,354     $ 14,021     $ 21,046     $ 17,653
                                                                ========     ========     ========     ========

                            BLUEGREEN(R) CORPORATION

                                 (in thousands)

                                                                   Nine Months Ended                  Year Ended
                                                             ---------------------------------------------------------
                                                             December 31,    December 30,      March 31,      April 1,
                                                                 2002            2001            2002           2001
                                                             ---------------------------------------------------------
                                                                             (Unaudited)
Supplemental schedule of non-cash operating, investing
and financing activities

Inventory acquired through foreclosure or deedback in
   lieu of foreclosure .................................       $  3,951        $  4,349        $  7,596        $  5,859
                                                               ========        ========        ========        ========
Inventory acquired through financing ...................       $  2,336        $     --        $     --        $  8,952
                                                               ========        ========        ========        ========
Contribution of timeshare inventory (raw land) by
   minority interest ...................................       $     --        $     --        $     --        $  3,230
                                                               ========        ========        ========        ========
Exchange of REMIC certificates for notes receivable and
   inventory in connection with termination of REMIC ...       $  2,047        $     --        $     --        $     --
                                                               ========        ========        ========        ========
Property and equipment acquired through financing ......       $    545        $    353        $    427        $    891
                                                               ========        ========        ========        ========
Retained interests in notes receivable sold ............       $ 18,085        $ 13,694        $ 21,207        $  7,903
                                                               ========        ========        ========        ========
Net change in unrealized gains on investments ..........       $  2,997        $     --        $  1,557        $    928
                                                               ========        ========        ========        ========

Supplemental schedule of operating cash flow information

  Interest paid, net of amounts capitalized ............       $(13,455)       $(13,676)       $(11,947)       $(14,474)
                                                               ========        ========        ========        ========
  Income taxes refunded (paid) .........................       $   (745)       $  2,261        $  2,014        $   (316)
                                                               ========        ========        ========        ========

          See accompanying notes to consolidated financial statements.

                            BLUEGREEN(R) CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

      Bluegreen Corporation (the "Company") is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf communities businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business ("Bluegreen Resorts") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the buyer of the points-based Bluegreen Vacation Club(R) (the "Club") product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity. "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in 13 resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at four off-site sales locations. The Company's residential land and golf communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets the subdivided residential home sites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the nine months ended December 31, 2002, sales generated by Bluegreen Resorts and Bluegreen Communities comprised approximately 65% and 35%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from mini-vacation package sales, timeshare tour sales, resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, home sites sold by Bluegreen Communities.

Principles of Consolidation

      The consolidated financial statements include the accounts of Bluegreen Corporation, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest. The only non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations(TM) LLC (the "Joint Venture"), is consolidated as the Company holds a 51% equity interest in the Joint Venture, has an active role as the day-to-day manager of the Joint Venture's activities and has majority voting control of the Joint Venture's management committee. All significant intercompany balances and transactions are eliminated.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

      On October 14, 2002, the Company's Board of Directors approved a change in the Company's fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the nine months ended December 31, 2002.

      The years ended March 31, 2002 and April 1, 2001 were each 52 weeks long.

      Information for the nine months ended December 30, 2001, presented throughout these consolidated financial statements, including in the notes thereto, is unaudited.

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

      Restricted cash consists of funds collected as servicer of notes receivable owned by other parties and customer deposits held in escrow accounts. As of December 31, 2002 and March 31, 2002, the Company held $12.4 million and $19.2 million, respectively, of funds collected as servicer of notes receivable owned by or pledged to other parties, primarily notes receivable previously sold to these other parties by the Company. All such funds are held in separate custodial bank accounts. In the case of notes receivable previously sold, funds collected and held in these accounts are periodically transferred to third-party cash administrators, who in turn make payments to the owners of the notes receivable and to the Company for servicing fees and payments on any retained interests in the notes receivable sold. The Company has recorded a corresponding liability, which is included in accrued liabilities on the consolidated balance sheet, for its restricted cash held in connection with its servicing activities for previously sold notes receivable. In the case of notes receivable previously pledged, funds collected and held in these accounts are periodically transferred to the lenders as payment on the Company's receivable-backed notes payable

Contracts Receivable and Revenue Recognition

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

      Contracts receivable is net of an allowance for cancellations of Bluegreen(R) Communities' sale contracts amounting to approximately $286,000 and $469,000 at December 31, 2002 and March 31, 2002, respectively.

      Other resort and golf operations revenues consist primarily of sales and service fees from the activities listed below together with a brief description of the applicable revenue recognition policy:

Activity                                            Revenue is recognized as:
--------                                            -------------------------
Mini-vacation package sales                         Mini-vacation packages are fulfilled (i.e., guests use
                                                         mini-vacation packages to stay at a hotel, take a cruise,
                                                         etc.)

Timeshare tour sales                                Timeshare tour sales commissions are earned per contract terms

Resort title fees                                   Escrow amounts are released and title documents are completed.

Club and other resort management fees               Management services are performed.

Rental commissions                                  Rental services are provided.

Rental of Company-owned Timeshare Interests         Guests complete stays at the resorts.

Golf course and ski hill daily fees                 Services are provided.

Retail merchandise, food and beverage sales         Sales are consummated.

Notes Receivable

      Notes receivable are carried at amortized cost. Interest income is suspended on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2002 and March 31, 2002, $9.1 million and $4.5 million, respectively, of notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

      The Company typically defaults notes receivable for Club loans after such notes are delinquent for at least 120 days. Other notes receivable are typically defaulted after being delinquent for 60 or 90 days.

      The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company examines these factors and adjusts its reserve for loan losses on at least a quarterly basis.

Retained Interest in Notes Receivable Sold

      When the Company sells notes receivables either pursuant to its timeshare receivables purchase facilities (more fully described in Note 5) or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread, servicing rights and in some cases a cash reserve account, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.

      The Company's retained interests in notes receivable sold are considered available-for-sale securities and, accordingly, are carried at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized holding gains or losses on available-for-sale investments are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

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

Inventory

      Inventory consists of completed Timeshare Interests, Timeshare Interests under construction, land held for future timeshare development and residential land acquired or developed for sale. Inventory is carried at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Home sites and Timeshare Interests reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose, or the original cost of the inventory. The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 7).

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the related assets or, in the case of leasehold improvements, over the term of the related lease, if shorter. Depreciation expense includes the amortization of assets recorded under capital leases.

Goodwill and Intangible Assets

      The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. This statement requires that goodwill and other intangible assets with indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Upon adoption of SFAS No. 142, the Company discontinued amortization of all goodwill. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations as of or for the nine months ended December 31, 2002. The Company's intangible assets relate to customer lists and were acquired in connection with the business combination discussed in Note 2. The customer lists are being amortized over approximately a one-year period as the Company directly markets to these customers. During the years ended March 31, 2002 and April 1, 2001, goodwill was amortized over periods ranging from 8 to 25 years using the straight-line method. See Note 9 for further discussion.

Treasury Stock

      The Company accounts for repurchases of its common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

      The Company expenses advertising costs as incurred. Advertising expense was $47.9 million and $39.3 million for the nine months ended December 31, 2002 and December 30, 2001, respectively, and was $50.6 million and $54.6 million for the years ended March 31, 2002 and April 1, 2001, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of income.

Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for employee stock options at fair value. The Company has elected to continue to account for stock options using the intrinsic value method pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option.

      Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2002 and April 1, 2001, respectively: risk free investment rates of 2.0% and 5.5%; dividend yields of 0% and 0%; a volatility factor of the expected market price of the Company's common stock of .698 and .532; and a weighted average life of the options of 5.0 years and 5.0 years, respectively. There were no stock option grants during the nine months ended December 31, 2002.

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

                                                   ---------------------------------------
                                                   Nine Months
                                                      Ended             Years Ended
                                                   ---------------------------------------
                                                   December 31,   March 31,       April 1,
                                                       2002         2002            2001
                                                       ----         ----            ----
Net income, as reported in the Consolidated
   Statements of Income ......................      $  9,797       $ 11,732       $  2,717
Pro forma stock-based employee compensation
   cost, net of tax ..........................          (189)           (26)          (844)
                                                    --------       --------       --------
Pro forma net income .........................      $  9,608       $ 11,706       $  1,873
                                                    ========       ========       ========

                                            ------------------------------------------
                                            Nine Months
                                               Ended              Years Ended
                                            ------------------------------------------
                                            December 31,    March 31,     December 31,
                                               2002           2002          2002
                                               ----           ----          ----
Earnings per share, as reported in the
   Consolidated Statements of Income:
  Basic ..............................      $      .40     $      .48      $      .11
  Diluted ............................      $      .39     $      .46      $      .11

Pro forma earnings per share:
  Basic ..............................      $      .39     $      .48      $      .08
  Diluted ............................      $      .38     $      .46      $      .08

Cumulative Effect of Change in Accounting Principle

      During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating timeshare tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions", that was exposed for public comment by the Financial Accounting Standards Board (the "FASB") in February 2003.

      The cumulative effect of this change in accounting principle was an additional expense of $9.2 million, net of taxes of $3.3 million and minority interest's share of the loss of $350,000. The cumulative effect of this change in accounting principle reduced diluted earnings per share by $0.19. The effect of adopting this new accounting principle on income before cumulative effect of change in accounting principle and net income for the nine months ended December 31, 2002 was additional expense of approximately $1.2 million or $0.04 per diluted share.

Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and weighted-average common shares outstanding as if the Company's 8.00% convertible subordinated notes payable (after-tax impact of $295,000 on net income and 1.5 million shares) and 8.25% convertible subordinated debentures (after-tax impact of $1.7 million on net income and 4.2 million shares) were converted into common stock at the beginning of the earliest period presented below, for periods during which these convertible debt issues were outstanding. The Company excluded approximately 1.6 million, 2.8 million, 2.5 million and 3.1 million anti-dilutive stock options from its computations of earnings per common share for the nine months ended December 31, 2002, the nine months ended December 30, 2001, the year ended March 31, 2002 and the year ended April 1, 2001, respectively.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Nine Months Ended             Year Ended
                                                       ---------------------------------------------------
                                                       December 31,  December 30,   March 31,   April 1,
                                                           2002          2001         2002        2001
                                                       ---------------------------------------------------
                                                                         (Unaudited)
Basic earnings per share - numerators:
    Income before cumulative effect of change in
      accounting principle ......................      $ 15,376       $ 10,683      $ 11,732      $  2,717
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ..................................        (5,579)            --            --            --
                                                       ---------------------------------------------------
    Net income ..................................      $  9,797       $ 10,683      $ 11,732      $  2,717
                                                       ===================================================

Diluted earnings per share - numerators:
    Income before cumulative effect of change in
      accounting principle - basic ..............      $ 15,376       $ 10,683      $ 11,732      $  2,717
    Effect of dilutive securities (net of income
     tax effects) ...............................         1,379          1,529         2,039            --
                                                       ---------------------------------------------------
    Income before cumulative effect of change in
      accounting principle - diluted ............        16,755         12,212        13,771         2,717
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ..................................        (5,579)            --            --            --
                                                       ---------------------------------------------------
    Net income - diluted ........................      $ 11,176       $ 12,212      $ 13,771      $  2,717
                                                       ===================================================

Denominator:
    Denominator for basic earnings per
     share-weighted-average shares ..............        24,472         24,240        24,256        24,242
   Effect of dilutive securities:
       Stock options ............................           140             26            35            74
       Convertible securities ...................         4,171          5,702         5,702            --
                                                       ---------------------------------------------------
    Dilutive potential common shares ............         4,311          5,728         5,737            74
                                                       ---------------------------------------------------
    Denominator for diluted earnings per
     share-adjusted weighted-average shares and
     assumed conversions ........................        28,783         29,968        29,993        24,316
                                                       ===================================================

Basic earnings per common share:
    Income before cumulative effect of change in
      accounting principle ......................      $    .63       $    .44      $    .48      $    .11
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ..................................          (.23)            --            --            --
                                                       ---------------------------------------------------
    Net income ..................................      $    .40       $    .44      $    .48      $    .11
                                                       ===================================================

Diluted earnings per common share:
    Income before cumulative effect of change in
      accounting principle ......................      $    .58       $    .41      $    .46      $    .11
    Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest ..................................          (.19)            --            --            --
                                                       ---------------------------------------------------
    Net income ..................................      $    .39       $    .41      $    .46      $    .11
                                                       ===================================================

Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income is shown as a subtotal within the consolidated statements of shareholders' equity in each year presented.

Recent Accounting Pronouncements

      The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," during the nine months ended December 31, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized but are instead subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets effective April 1, 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase to net income of approximately $114,000 (less than $0.01 per share) during the nine months ended December 31, 2002. The Company did not incur any impairment charges as a result of adopting SFAS No. 142 during the nine months ended December 31, 2002.

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the nine months ended December 31, 2002. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the nine months ended December 31, 2002.

      The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" during the nine months ended December 31, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 was effective for transactions occurring after May 15, 2002, and did not have a material impact on the Company's financial position or results of operations as of and for the nine months ended December 31, 2002.

      The Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" during the nine months ended December 31, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not require companies to account for employee stock options using the fair value method proscribed by SFAS No. 123. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the nine months ended December 31, 2002.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company's fiscal year ending December 31, 2003. The statement is not expected to have a material impact on the results of operations or financial position of the Company.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the year ended December 31, 2002 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the results of operations or financial position of the Company.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") SOP, "Accounting for Real Estate Time-Sharing Transactions." The proposed SOP, if adopted by the FASB, would primarily impact the Company's recognition of certain sales of Timeshare Interests and the manner in which the Company accounts for the cost of sales of Timeshare Interests. Currently, it appears that a final pronouncement on timeshare transactions would not be effective for the Company until the year ending December 31, 2005. The Company has not as yet evaluated the impact of the proposed SOP on its results of operations or financial position.

Reclassifications

      Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

2. Acquisition

      On October 2, 2002, Leisure Plan(TM), Inc., a wholly-owned subsidiary (the "Subsidiary") of the Company, acquired substantially all of the assets and assumed certain liabilities (the "Acquisition") of TakeMeOnVacation(TM), LLC; RVM Promotions, LLC; and RVM Vacations, LLC (collectively, "TMOV"). The Subsidiary was a newly-formed entity with no prior operations. As part of the Acquisition, the Subsidiary agreed to pay to TMOV:

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

                  (ii)with respect to additional Net Operating Profit not included in the calculation under clause (i), 50% of the Subsidiary's Net Operating Profit, until the cumulative amount paid under this clause (ii) is $5.0 million; and

                  (iii) with respect to additional Net Operating Profit not included in the calculation under clauses (i) and (ii), 25% of the Subsidiary's Net Operating Profit, until the cumulative amount paid under this clause (iii) is $5.0 million.

      Applicable payments will be made after the end of each calendar year, commencing with the year ending December 31, 2003. Should any additional contingent consideration be paid (over the $500,000 payable on March 31, 2003), the Company will recognize that amount as goodwill. In addition to the purchase price, the Subsidiary assumed certain liabilities of TMOV.

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

      TMOV generates sales leads for Timeshare Interest sales utilizing various marketing strategies. Through the application of a proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a timeshare sales presentation. The Subsidiary intends to use the assets acquired to generate sales prospects for the Company's timeshare sales business and for sales prospects that will be sold to other timeshare developers.

      The assets acquired include prospects that purchased mini-vacation packages from TMOV. These prospects will become sales leads for timeshare interest sales for pre-determined, third-party developers when these vacations are taken. Additional assets acquired include customer lists for future mini-vacation package sales, property and equipment (including the aforementioned computer software system), trademarks and servicemarks and accounts receivable. The liabilities assumed include trade accounts payable and commissions payable related to the assets acquired. As a result of the acquisition, the Company recognized a nominal amount of negative goodwill, which has been accrued as contingent consideration.

      The effective date of the Acquisition is deemed to be September 30, 2002, in accordance with the Asset Purchase Agreement. The Acquisition was accounted for using the purchase method; therefore the results of operations of the Subsidiary have been included in the Company's consolidated results for the three months ended December 31, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Acquisition as of September 30, 2002:

                            As of September 30, 2002

                                 (in thousands)

Prepaid expenses............................................................                    $    318
Property and equipment......................................................                       2,388
Intangible assets:
     Customer list - vacation packages sold (a) ...........................   13,654
     Customer list - telemarketing leads (b) ..............................      316
                                                                              ------
                                                                                                  13,970
Other assets...............................................................                          802
                                                                                                --------
     Total assets acquired.................................................                       17,478

Accounts payable and accrued liabilities...................................                        1,829
Deferred income (c)........................................................                       12,290
Deferred income taxes......................................................                          506
                                                                                                --------
     Total liabilities assumed.............................................                       14,625
                                                                                                --------
     Net assets acquired...................................................                     $  2,853
                                                                                                ========

      (a) - To be amortized as the vacation packages are fulfilled or expire. This amortization period is estimated to be approximately one year.

      (b) - To be amortized as the telemarketing leads are used. This amortization period is estimated to be approximately four months.

      (c) - To be recognized as other resort operations revenues as the vacation packages are fulfilled or expire. The recognition period is estimated to be approximately one year.

      Supplemental pro forma information presenting the results of operations for the nine months ended December 31, 2002 and the year ended March 31, 2002 as though the Acquisition had occurred at the beginning of each respective period is as follows (in thousands, except per share data):

                                                                            Nine Months
                                                                               Ended           Year Ended
                                                                            December 31,        March 31,
(Unaudited)                                                                     2002              2002
                                                                            -----------------------------
Total revenues .......................................................      $   294,134       $   312,552
Income before cumulative effect of change in accounting principle ....           15,719             8,621
Net income ...........................................................           10,140             8,621

Basic earnings per common share:
    Income before cumulative effect of change in accounting principle       $       .64       $       .36
    Cumulative  effect  of  change  in  accounting  principle,  net of
      income taxes ...................................................             (.23)               --
                                                                            -----------------------------
    Net income .......................................................      $       .41       $       .36
                                                                            =============================

Diluted earnings per common share:
    Income before cumulative effect of change in accounting principle       $       .59       $       .35
    Cumulative  effect  of  change  in  accounting  principle,  net of
      income taxes ...................................................             (.19)               --
                                                                            -----------------------------
     Net income ......................................................      $       .40       $       .35
                                                                            =============================

3. Joint Ventures

      On June 16, 2000, a wholly-owned subsidiary of the Company entered into an agreement with Big Cedar(R) L.L.C. ("Big Cedar"), an affiliate of Bass Pro(R), Inc. ("Bass Pro"), to form the Joint Venture, a timeshare development, marketing and sales company. The Joint Venture is developing, marketing and selling Timeshare Interests in a 300-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. During the year ended April 1, 2001, the Company made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 4 regarding payment of profit distributions to Big Cedar.

      In addition to its 51% ownership interest, the Company also receives a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for the Company's involvement in the day-to-day operations of the Joint Venture. The Company also services the Joint Venture's note receivable in exchange for a servicing fee.

      Based on the Company's role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and its controlling financial interest in the Joint Venture, the accounts of the Joint Venture are included in the Company's consolidated financial statements.

      During the nine months ended December 31, 2002 and the years ended March 31, 2002 and April 1, 2001, the Joint Venture paid approximately $577,000, $785,000 and $354,000, respectively, to Bass Pro and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's timeshare resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $993,000, $925,000 and $51,000 for gift certificates and hotel lodging during the nine months ended December 31, 2002, and the years ended March 31, 2002 and April 1, 2001, respectively, in connection with the Joint Venture's timeshare marketing activities.

      On December 15, 1997, the Company invested $250,000 of capital in Bluegreen(R) Properties N.V. ("BPNV"), an entity organized in Aruba that previously had no operations, in exchange for a 50% ownership interest. Concurrently, the Company and an affiliate of the other 50% owner of BPNV (who is not an affiliate of the Company), each loaned BPNV $3 million pursuant to promissory notes due on December 15, 2000 and bearing interest at the prime rate plus 1%. BPNV then acquired from a third party approximately 8,000 unsold timeshare intervals at the La Cabana Beach & Racquet Club(TM), a fully developed timeshare resort in Oranjestad, Aruba, in exchange for $6 million cash and the assumption of approximately $16.6 million of interest-free debt from a bank in Aruba. The debt was recorded by BPNV at approximately $12.5 million, which reflects a discount based on an imputed interest rate of 12%. The debt was repaid by December 31, 2002, through release-prices as intervals were sold, subject to minimum monthly principal payments of approximately $278,000.

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

4. Marketing Agreement

      On June 16, 2000, the Company entered into an exclusive, 10-year marketing agreement with Bass Pro(R), a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar(R) (see
Note 3). Pursuant to the agreement, the Company has the right to market its Timeshare Interests at each of Bass Pro's national retail locations (currently consisting of 15 stores), in Bass Pro's catalogs and on its web site. The Company also has access to Bass Pro's customer lists. In exchange for these services, the Company agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a Timeshare Interest, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above (the "Commission"). The amount of the Commission is dependent on the level of additional marketing efforts required by the Company to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

      On June 16, 2000, the Company prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. The Company periodically evaluates the Prepayment for any indications of impairment. The Prepayment is included in prepaid expenses on the Consolidated Balance Sheets. As of December 31, 2002 and March 31, 2002, the unamortized balance of the Prepayment was approximately $8.5 million and $8.9 million, respectively.

      During the nine months ended December 31, 2002 and the years ended March 31, 2002 and April 1, 2001, the Company paid Bass Pro Trademarks L.L.C., an affiliate of Bass Pro, approximately $19,000, $333,000 and $35,000, respectively, for advertising services.

5. Notes Receivable and Note Receivable Sale Facilities

      The table below sets forth additional information relating to the Company's notes receivable (in thousands).

                                                      December 31,     March 31,
                                                          2002           2002
                                                          ----           ----

Notes receivable secured by Timeshare Interests ..      $ 53,029       $ 50,892
Notes receivable secured by land .................        11,559          7,079
Other notes receivable ...........................         1,896          1,884
                                                        --------       --------
Notes receivable, gross ..........................        66,484         59,855
Reserve for loan losses ..........................        (4,689)        (4,207)
                                                        --------       --------
Notes receivable, net ............................      $ 61,795       $ 55,648
                                                        ========       ========

      The weighted-average interest rate on notes receivable from customers was 14.4% and 14.7% at December 31, 2002 and March 31, 2002, respectively. All of the Company's timeshare loans bear interest at fixed rates. The average interest rate charged on loans secured by Timeshare Interests was 15.3% and 15.4% at December 31, 2002 and March 31, 2002, respectively. Approximately 53.0% of the Company's notes receivable secured by land bear interest at variable rates, while approximately 47.0% bear interest at fixed rates. The average interest rate charged on loans secured by land was 10.2% and 11.1% at December 31, 2002 and March 31, 2002, respectively.

      The Company's timeshare receivables are generally secured by property located in Tennessee, Missouri, Wisconsin, Florida, Virginia and South Carolina. The majority of Bluegreen(R) Communities' notes receivable are secured by home sites in Texas.

      The table below sets forth activity in the reserve for loan losses (in thousands).

Reserve for loan losses, April 2, 2001 .....................            $ 3,586
Provision for loan losses ..................................              4,851
Charge-offs ................................................             (4,230)
                                                                        -------
Reserve for loan losses, March 31, 2002 ....................              4,207
Provision for loan losses ..................................              2,832
Charge-offs ................................................             (2,350)
                                                                        -------
Reserve for loan losses, December 31, 2002 .................            $ 4,689
                                                                        =======

      Installments due on notes receivable held by the Company during each of the five fiscal years subsequent to December 31, 2002, and thereafter, are set forth below (in thousands).

                            2003 .....      $ 6,994
                            2004 .....        5,890
                            2005 .....        7,077
                            2006 .....        5,868
                            2007 .....        8,616
                            Thereafter       32,039
                                            -------
                                Total       $66,484
                                            =======

The GE/Barclays Purchase Facility

      In October 2000, the Company executed agreements for a timeshare receivables purchase facility (the "GE/Barclays Purchase Facility") with two financial institutions, including Barclays Bank, PLC (the "Senior Purchaser") and GE (the "Subordinated Purchaser") (collectively, the "Purchasers"). The GE/Barclays Purchase Facility utilized an owner's trust structure, pursuant to which the Company sold $95.4 million aggregate principal amount of timeshare receivables to a special purpose finance subsidiary of the Company (the "Subsidiary") and the Subsidiary sold the receivables to an owner's trust, which fully utilized the GE/Barclays Purchase Facility. Receivables were sold without recourse except for breaches of customary representations and warranties at the time of sale. Under the GE/Barclays Purchase Facility, a purchase price equal to 95.00% (subject to adjustment in 0.50% increments down to 87.50% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee, as more fully defined below) of the principal balance of the receivables sold was paid at closing in cash. For eligible notes generated by BPNV, the Company's subsidiary in Aruba, the purchase price paid in cash at closing was equal to 85.00% (subject to adjustment in 0.50% increments down to 77.00% depending on the difference between the weighted-average interest rate on the notes receivable sold and the sum of the returns to the Purchasers plus the servicing fee) of the principal balance of the receivables sold. The balance of the purchase price was to be deferred until such time as the Purchasers had received a specified return, all servicing, custodial and similar fees and expenses had been paid and a cash reserve account had been funded. The 95.00% purchase price was funded 71.58% by the Senior Purchaser and 28.42% by the Subordinated Purchaser. For the Aruba receivables, the 85.00% purchase price was funded 70.00% by the Senior Purchaser and 30.00% by the Subordinated Purchaser. The Senior Purchaser earned a return equal to the rate equivalent to its borrowing cost (based on then applicable commercial paper rates) plus 0.60%, subject to use of alternate return rates in certain circumstances. The Subordinated Purchaser earned a return equal to one-month LIBOR plus 4.00%, subject to use of alternate return rates in certain circumstances. The Company acted as servicer under the GE/Barclays Purchase Facility for a fee equal to 1.5% of the principal amount of the receivables serviced, and was required to make advances to the Purchasers to the extent it believed such advances were recoverable. The GE/Barclays Purchase Facility Agreement included various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

      During the years ended March 31, 2002 and April 1, 2001, the Company sold approximately $17.6 million and $77.7 million, respectively, in aggregate principal amount of timeshare receivables under the GE/Barclays Purchase Facility for aggregate purchase prices of $16.8 million and $73.2 million, respectively, and recognized aggregate gains of $978,000 and $3.3 million, respectively. As a result of all receivables sold under the GE/Barclays

Purchase Facility, the Company recorded aggregate retained interests in notes receivable sold of $10.3 million and servicing assets totaling $726,000.

      See the discussion regarding the 2002 Term Securitization (as defined below), for further discussion of the GE/Barclays Purchase Facility.

The ING Purchase Facility

      In June 2001, the Company executed agreements for a new timeshare receivables purchase facility (the "ING Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank N.V., acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the ING Purchase Facility by purchasing the outstanding principal balance under the facility of $64.9 million from CSFB. In connection with its assumption of the ING Purchase Facility, ING expanded and extended the ING Purchase Facility's size and term. The ING Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to a special purpose finance subsidiary of the Company (the "Finance Subsidiary") and the Finance Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Finance Subsidiary except for breaches of customary representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the ING Purchase Facility. Pursuant to the agreements that constitute the ING Purchase Facility (collectively, the "Purchase Facility Agreements"), the Finance Subsidiary could receive $125.0 million of cumulative purchase price (as more fully described below) on sales of timeshare receivables to the owner's trust on a revolving basis, as the principal balance of receivables sold amortizes, in transactions through April 16, 2003 (subject to certain conditions as more fully described in the Purchase Facility Agreements). The ING Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the ING Purchase Facility are subject to certain conditions precedent. Under the ING Purchase Facility, a variable purchase price expected to approximate 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING shall earn a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00%, subject to use of alternate return rates in certain circumstances. In addition, ING will receive a 0.25% facility fee during the term of the facility. The ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

      ING's obligation to purchase under the ING Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to ING, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company, (4) a material adverse change to the Company since December 31, 2001, (5) the amount borrowed under the ING Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a "Significant Arrangement"), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company's tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company's tangible net worth to become due, (9) the Company's tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the ING Purchase Facility, or
(10) the ratio of the Company's debt to tangible net worth exceeding 6 to 1, or
(11) the failure of the Company to perform its servicing obligations.

      The Company acts as servicer under the ING Purchase Facility for a fee. The Purchase Facility Agreement includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

      During the year ended March 31, 2002, the Company sold $83.2 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a cumulative purchase price of $70.7 million. In connection with these sales, the Company recognized an aggregate $5.2 million gain and recorded retained interests in notes receivable sold of $18.8 million and servicing assets totaling $800,000.

      From April 1, 2002 through November 25, 2002, the Company sold $62.5 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a cumulative purchase price of $51.6 million.

      On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of timeshare loan-backed securities on behalf of the Company (the "2002 Term Securitization"). The $181.0 million in aggregate principal of timeshare receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal of receivables that were previously sold to ING under the ING Purchase Facility; 2) $54.2 million in aggregate principal of receivables that were previously sold under the GE/Barclays Purchase Facility; and 3) $7.6 million in aggregate principal of receivables that were previously hypothecated with GE under a timeshare receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the ING Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility. The Company received net cash proceeds of $2.1 million, Timeshare Interests with a carrying value of $1.4 million, timeshare notes receivable with an estimated net realizable value of $3.1 million and recorded a retained interest in the future cash flows from the 2002 Term Securitization of $36.1 million. The Company also recognized a gain of $4.7 million in connection with the 2002 Term Securitization, which has been included in gain on sales of notes receivable on the consolidated income statement, and recorded a servicing asset of $2.1 million, which has been included in other assets on the consolidated balance sheet.

      As a result of the 2002 Term Securitization, the Finance Subsidiary may sell additional notes receivable for a cumulative purchase price of up to $75.0 million under the ING Purchase Facility, on a revolving basis, prior to April 16, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent. On December 23, 2002, the Company sold $22.1 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a purchase price of $18.7 million. As a result of sales of notes receivable under the ING Purchase Facility during the nine months ended December 31, 2002, the Company recognized gains of $5.3 million and recorded retained interests in notes receivable sold and servicing assets of $18.1 million and $864,000, respectively. As of December 31, 2002, the Finance Subsidiary could sell an additional $56.3 million under the ING Purchase Facility.

      The following assumptions were used to measure the initial fair value of the retained interests for the above sales under the ING Purchase Facility and the 2002 Term Securitization: Prepayment rates ranging from 17% to 11% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and discount rates ranging from 14% to 11%.

Other Notes Receivable

      On June 26, 2001, the Company loaned $1.7 million to the Casa Grande Resort Cooperative Association I (the "Association"), the property owners' association controlled by the timeshare owners at the La Cabana Beach and Racquet Club(TM) resort in Aruba. This unsecured loan bears interest at Prime plus 1%, payable in semi-annual installments and matures on June 26, 2003.

      On December 15, 2000, the Company loaned $4.7 million to Napa Partners, LLC ("Napa"), a real estate company in Napa, California (the "Napa Loan"). Napa used the proceeds to acquire approximately 32 acres of undeveloped land in Napa, California. On January 4, 2001, Napa repaid approximately $68,000 in principal of the Napa Loan. In May 2001, Napa repaid the remaining outstanding principal balance on the Napa Loan and all accrued interest.

6. Retained Interests in Notes Receivable Sold and Servicing Assets

Retained Interests in Notes Receivable Sold

      The Company's retained interests in notes receivable sold, which are classified as available-for-sale investments, and associated unrealized gains and losses are set forth below (in thousands).

                                                              Gross        Gross
                                               Amortized    Unrealized  Unrealized
                                                  Cost         Gain         Loss     Fair Value
                                                  ----         ----         ----     ----------
December 31, 2002

1996 REMIC retained interests ............      $ 1,028      $    43      $    --      $ 1,071
GE/Wachovia Purchase Facility retained
   interest                                       1,231          705           --        1,936
ING Purchase Facility retained interest
   (see Note 5)                                   4,662           --           --        4,662
2002 Term Securitization retained
   interest (see Note 5)                         36,559           --           --       36,559
                                                -------      -------      -------      -------
    Total                                       $43,480      $   748      $    --      $44,228
                                                =======      =======      =======      =======

                                                              Gross        Gross
                                               Amortized    Unrealized  Unrealized
                                                  Cost         Gain         Loss     Fair Value
                                                  ----         ----         ----     ----------
March 31, 2002

1995 REMIC retained interest ..............     $ 2,066      $   442      $    --      $ 2,508
1996 REMIC retained interests .............       1,248           65           --        1,313
GE/Wachovia Purchase Facility retained
   interest                                       4,462           --           96        4,366
GE/Barclays Purchase Facility retained
   interest (see Note 5)                          9,201        2,198           --       11,399
ING Purchase  Facility  retained  interest
   (see Note 5)                                  17,602        1,372           --       18,974
                                                -------      -------      -------      -------
    Total                                       $34,579      $ 4,077      $    96      $38,560
                                                =======      =======      =======      =======

      Contractual maturities as of December 31, 2002, are set forth below (in thousands), based on the final maturity dates of the underlying notes receivable sold:

                                                    Amortized
                                                       Cost         Fair Value
                                                       ----         ----------

After one year but within five ..................    $ 2,259          $ 3,007
After five years but within ten .................     41,221           41,221
                                                     -------          -------
     Total                                           $43,480          $44,228
                                                     =======          =======

      The following assumptions were used to measure the fair value of the above retained interests: prepayment rates ranging from 23% to 11% per annum as the portfolios mature; loss severity rates of 25% to 45%; default rates ranging from 9% to 0.75% per annum as the portfolios mature; and discount rates ranging from 11% to 15%.

      The following table shows the hypothetical fair value of the Company's retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (the impacts on the fair value of the 1996 REMIC retained interest were not material) (in thousands):

                                                           Hypothetical Fair Value at December 31, 2002 of:
                                                           ------------------------------------------------

                                                        GE/Wachovia                ING                 2002 Term
              Assumption                             Purchase Facility      Purchase Facility       Securitization
                                                     Retained Interest      Retained Interest      Retained Interest
                                                     -----------------      -----------------      -----------------
Prepayment rate:      10% adverse change                   $1,913                $4,581                $35,832
                      20% adverse change                    1,896                 4,502                 35,153

Loss severity rate:   10% adverse change                    1,744                 4,555                 35,588
                      20% adverse change                    1,552                 4,448                 34,616

Default rate:         10% adverse change                    1,727                 4,486                 35,130
                      20% adverse change                    1,520                 4,310                 33,661

Discount rate:        10% adverse change                    1,924                 4,487                 35,390
                      20% adverse change                    1,910                 4,321                 34,275

      The table below summarizes certain cash flows received from and (paid to) special purpose finance subsidiaries of the Company (in thousands):

                                                     Nine Months
                                                        Ended         Year Ended
                                                     December 31,      March 31,
                                                         2002            2002
                                                         ----            ----

Proceeds from new sales of receivables                 $ 72,418        $ 85,975
Collections on previously sold receivables              (55,253)        (61,862)
Servicing fees received                                   2,498           2,693
Purchases of foreclosed assets                             (614)           (632)
Resales of foreclosed assets                            (13,298)         (4,403)
Remarketing fees received                                 5,723           1,812
Cash received on investment in securities                14,555           7,856
Cash paid to fund required reserve accounts              (1,865)             --

      Quantitative information about the portfolios of notes receivable previously sold without recourse in which the Company holds the above retained interests as investments in securities is as follows (in thousands):

                                                                                              For the nine months
                                                                                                      ended
                                                                  As of December 31, 2002       December 31, 2002
                                                          --------------------------------------------------------
                                                               Total        Principal Amount
                                                             Principal     of Loans More Than  Credit Losses, Net
                                                          Amount of Loans   60 Days Past Due     of Recoveries
                                                          ---------------   ----------------     -------------
1996 REMIC - land mortgages                                      2,043              112                1
GE/Wachovia Purchase Facility - timeshare receivables           29,002            1,912               --
ING Purchase Facility - timeshare receivables                   21,797               --              589
2002 Term Securitization - timeshare receivables               176,094            4,413               --

      The net unrealized gain on available-for-sale securities, presented as a separate component of shareholders' equity, is net of income taxes of approximately $288,000, $1.6 million and $953,000 as of December 31, 2002, March 31, 2002 and April 1, 2001, respectively.

      In connection with the 2002 Term Securitization (see Note 5), the Company recognized a $4.7 million gain and reversed previously recorded unrealized gains related to the GE/Barclays Purchase Facility and the ING Purchase Facility totaling $3.6 million.

      During the nine months ended December 31, 2002, the Company exchanged its retained interest in a 1995 REMIC transaction for the underlying mortgages. The 1995 REMIC retained interest was exchanged in connection with the termination of the REMIC, as all of the senior 1995 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. The Company realized a $409,000 gain on the exchange, based on the net realizable value of the mortgages received and the amortized cost of the retained interest. The Company had previously recorded an unrealized gain of $244,000 on this available-for-sale security.

Servicing Assets

      The changes in the Company's servicing assets, included in other assets in the Consolidated Balance Sheets, for the nine months ended December 31, 2002, and the year ended March 31, 2002, were as follows (in thousands):

Balance at April 2, 2001 ..................................             $   562
Additions .................................................                 932
Less: amortization ........................................                (305)
Balance at March 31, 2002 .................................               1,189
Additions .................................................               2,981
Less: Disposal in 2002 Term Securitization (see
   Note 5) ................................................              (1,504)
Less: amortization ........................................                (372)
Balance at December 31, 2002 ..............................             $ 2,294

      The estimated fair value of the servicing assets approximated their carrying amounts as of December 31, 2002 and March 31, 2002. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates and the other assumptions used to measure the fair value of the Company's retained interests for portfolios of notes receivable sold. A valuation allowance is recorded where the fair value of the servicing assets is below the related carrying amount. As of December 31, 2002 and March 31, 2002, no such valuation allowance was necessary.

7. Inventory

      The Company's net inventory holdings, summarized by division, are set forth below (in thousands).

                                                  December 31,         March 31,
                                                      2002               2002

Bluegreen(R)Resorts ....................            $ 71,097           $ 86,288
Bluegreen Communities ..................             102,034            101,400
                                                    --------           --------
                                                    $173,131           $187,688
                                                    ========           ========

      Bluegreen Resorts inventory as of December 31, 2002, consisted of land inventory of $9.4 million, $27.0 million of construction-in-progress and $34.7 million of completed units. Bluegreen Resorts inventory as of March 31, 2002, consisted of land inventory of $10.0 million, $31.0 million of construction-in-progress and $45.3 million of completed units.

      Interest capitalized during the nine months ended December 31, 2002, the nine months ended December 30, 2001, the year ended March 31, 2002 and year ended April 1, 2001, totaled approximately $4.7 million, $6.1 million, $8.0 million and $7.5 million, respectively. Interest expense in the consolidated statements of income is net of capitalized interest.

      During the nine months ended December 31, 2002, the year ended March 31, 2002 and year ended April 1, 2001, the Company recognized impairment charges of $750,000, $4.1 million and $2.0 million, respectively, on the Company's Crystal Cove(TM) residential land project in Rockwood, Tennessee. These impairment charges are included in cost of sales in the consolidated statements of income. Certain aspects of the Crystal Cove project have required changes in planned development methods, which are expected to be more costly than the Company's original estimates. The fair value of the Crystal Cove project was determined based on the estimated aggregate retail sales prices of the home sites in the project.

8. Property and Equipment

      The table below sets forth the property and equipment held by the Company (in thousands).

                                                              Useful         December 31,       March 31,
                                                               Life              2002             2002
                                                               ----              ----             ----

Office equipment, furniture and fixtures..............       3-14 years      $  27,348         $  23,225
Golf course land, land improvements, buildings
  and equipment.......................................      10-30 years         25,958            24,958
Land, buildings and building improvements.............      10-30 years         12,119            11,171
Leasehold improvements................................       3-14 years          5,152             5,245
Aircraft..............................................       3-5 years           1,285             1,070
Vehicles and equipment................................       3-5 years             694               618
                                                                             ---------         ---------
                                                                                72,556            66,287

Accumulated depreciation and amortization of leasehold
   improvements.......................................                         (20,769)          (16,949)
                                                                             ---------         ---------
         Total                                                               $  51,787         $  49,338
                                                                             =========         =========

9. Goodwill and Intangible Assets

      The table below sets forth the intangible assets held by the Company as of or for the nine months ended December 31, 2002 (in thousands).

                                                   Gross Carrying   Accumulated
                                                       Amount       Amortization
                                                       ------       ------------
Amortized intangible assets:
     Customer list - vacation packages sold ....      $ 13,654       $ (2,883)
     Customer list - telemarketing leads .......           316           (249)
                                                      --------       --------
                                                      $ 13,970       $ (3,132)
                                                      ========       ========

Aggregate amortization expense .................      $  3,132
                                                      ========

Estimated amortization expense:
         For the year ended December 31, 2003 ..      $ 10,838
                                                      ========

      Goodwill was $2.4 million at both December 31, 2002 and March 31, 2002. All goodwill relates to Bluegreen(R) Resorts.

      See also Note 2, for further discussion of intangible assets acquired during the nine months ended December 31, 2002.

10. Receivable-Backed Notes Payable

      In connection with the 2002 Term Securitization (see Note 5), the Company paid the $7.1 million balance outstanding under the GE Warehouse Facility. The GE Warehouse Facility expired on April 16, 2002.

      The Company has a $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") for the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. The interest rate charged on outstanding borrowings ranges from prime plus 0.5% to 1.0%, with 7.0% being the minimum interest rate. At December 31, 2002, the outstanding principal balance under this facility was approximately $5.0 million, $1.4 million of which related to Bluegreen Resorts' receivables borrowings and $3.6 million of which related to Bluegreen Communities' receivables borrowings. At March 31, 2002, the outstanding principal balance under this facility was approximately $4.1 million, all of which related to Bluegreen Communities' receivables borrowings. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The ability to borrow under the facility expires on December 31, 2003. Any outstanding indebtedness is due on December 31, 2005.

      The remaining $370,000 of receivable-backed notes payable balances is related to notes receivable sold by RDI Group(TM), Inc. ("RDI") with recourse, prior to the acquisition of RDI by the Company in September 1997.

      At December 31, 2002, $7.1 million in notes receivable secured the Company's $5.4 million in receivable-backed notes payable.

11. Lines-of-Credit and Notes Payable

      The Company has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of inventory and to fund operations. Financial data related to the Company's borrowing facilities is set forth below (in thousands).

                                                                                      December 31,    March 31,
                                                                                          2002          2002
                                                                                          ----          ----
Lines-of-credit secured by inventory and golf courses with a carrying value of
   $97.2 million at December 31, 2002. Interest rates range from 4.38% to 7.50% at
   December 31, 2002 and from 4.88% to 6.00% at March 31, 2002. Maturities range
   from March 2003 to September 2006 ...............................................     $24,522       $27,954

Notes and mortgage notes secured by certain inventory, property and equipment and investments with an aggregate carrying value of $13.5 million at December
   31, 2002. Interest rates ranging from 4.25% to 10.00% at December 31, 2002 and from 4.75% to 12.00% at March 31, 2002. Maturities range from April 2003 to
   September 2015 ..................................................................       8,600        10,977

Unsecured notes payable to former stockholders of RDI. Interest rate of 9.00%.
   Matured in October 1999 (see Note 16) ...........................................       1,000         1,000

Lease obligations with imputed interest rates ranging from 2.89% to 5.75%.
   Maturities range from May 2003 to February 2005 .................................         287           331
                                                                                         -------       -------

         Total                                                                           $34,409       $40,262
                                                                                         =======       =======

      The table below sets forth the contractual minimum principal payments required on the Company's lines-of-credit and notes payable for each of the five fiscal years subsequent to December 31, 2002. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a home site or timeshare interval release basis for certain of the above obligations (in thousands).

2003 ................................................                    $ 5,604
2004 ................................................                     15,799
2005 ................................................                      4,389
2006 ................................................                      7,772
2007 ................................................                        287
Thereafter ..........................................                        558
                                                                         -------
  Total .............................................                    $34,409
                                                                         =======

      The following is a discussion of the Company's significant credit facilities and material new borrowings during the year ended December 31, 2002:

      The Company has a $35.0 million revolving credit facility, the draw period for which ended in March 2002, with Finova Capital Corporation. The Company used this facility to finance the acquisition and development of Bluegreen(R) Communities projects. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made. The interest charged on outstanding borrowings is prime plus 1.25%. On September 14, 1999, in connection with the acquisition of 1,550 acres adjacent to Bluegreen Communities' Lake Ridge(TM) at Joe Pool Lake project in Dallas, Texas ("Lake Ridge II"), the Company borrowed approximately $12.0 million under the revolving credit facility. Principal payments are effected through agreed-upon release prices as home sites in Lake Ridge(TM) II and in another recently purchased section of Lake Ridge are sold. The principal of this loan must be repaid by September 14, 2004. On October 6, 1999, in connection with the acquisition of 6,966 acres for Bluegreen(R) Communities' Mystic Shores(TM) project in Canyon Lake, Texas, the Company borrowed $11.9 million under the revolving credit facility. On May 5, 2000, the Company borrowed an additional $2.1 million under this facility in order to purchase an additional 435 acres for the Mystic Shores project. Principal payments on these loans are effected through agreed-upon release prices as home sites in Mystic Shores are sold. The principal under the $11.9 million and $2.1 million loans for Mystic Shores must be repaid by October 6, 2004 and May 5, 2004, respectively. The aggregate outstanding balance on the revolving credit facility was $14.4 million at December 31, 2002

      On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the "GMAC Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The Company is the guarantor on the GMAC Facility. The GMAC Facility is secured by the real property home sites (and personal property related thereto) at the following residential land projects of the Company, as well as any residential land projects acquired by the Company with funds borrowed under the GMAC Facility (the "Secured Projects"):
Brickshire(TM) (New Kent County, Virginia); Mountain Lakes Ranch(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Facility, which are subject to certain conditions, can be made through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is prime plus 1.00% and is payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Facility amount. The GMAC Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On September 25, 2002, the Company borrowed $11 million under the GMAC Facility and received cash proceeds of approximately $9 million. The $2 million deducted from the cash proceeds related to the repayment of existing debt on the Secured Projects of approximately $1.5 million and debt issuance costs totaling $500,000 including the first annual commitment fee, as described above. The Company intends to use the proceeds from the GMAC Facility to repay outstanding indebtedness on Bluegreen(R) Communities' projects, finance the acquisition and development of Bluegreen Communities' projects and for general corporate purposes. As of December 31, 2002, $7.5 million was outstanding under the GMAC Facility.

      On September 24, 1999, the Company obtained a $4.2 million line-of-credit with Branch Banking and Trust Company for the purpose of developing a golf course on the Brickshire property (the "Golf Course Loan"). During the years ended March 31, 2002 and April 1, 2001, the Company borrowed $1.4 million and $2.6 million, respectively, under the Golf Course Loan. The outstanding balances under the Golf Course Loan bears interest at prime plus 0.5% and interest is due monthly. Principal payments are payable in equal monthly installments of $35,000. The principal must be repaid by October 1, 2005. The loan is secured by the Brickshire golf course property. As of December 31, 2002, $3.4 million was outstanding under the Golf Course Loan.

      In October 2002, the Company borrowed $2.3 million from Bank One, in connection with the acquisition of 2,463 acres of land for Bluegreen Communities. Bluegreen Communities is developing its Silver Lakes Ranch(TM) community on this land. Principal payments of approximately $195,000 and interest at the prime lending rate are due quarterly. The final maturity of this note payable is October 2005. As of December 31, 2002, $2.2 million was outstanding under this loan.

      During the nine months ended September 29, 2002, the Company borrowed $7.7 million under a $9.8 million, acquisition and development line-of-credit with Marshall, Miller and Schroeder Investments Corporation ("MM&S"). Borrowings under the line are collateralized by Timeshare Interests in the Company's Solara Surfside(TM) resort in Surfside, Florida (near Miami Beach). Borrowings occurred as MM&S directly paid third-party contractors, vendors and suppliers who were engaged by the Company to perform renovation work on Solara Surfside. The final draw on the loan was released during December 2002. Principal is repaid through agreed-upon release prices as Timeshare Interests in Solara Surfside are sold, subject to minimum required amortization. The indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 7.50%, and all amounts borrowed are due no later than April 1, 2004, however the loan will be paid in full on March 31, 2003, due to the minimum required amortization. The outstanding balance on the MM&S loan was $1.5 million as of December 31, 2002.

      In addition, GE has provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "A&D Facility"). The draw down period on the A&D Facility has expired and outstanding borrowings under the A&D Facility mature no later than July 2006. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resorts, subject to minimum required amortization. The indebtedness under the facility bears interest at LIBOR plus 3%. On September 14, 1999, the Company borrowed approximately $14.0 million under the A&D facility. The outstanding principal of this loan was paid in full during the nine months ended December 31, 2002, through agreed-upon release prices as Timeshare Interests in the Company's Lodge Alley Inn(TM) resort in Charleston, South Carolina were sold, subject to minimum required amortization. On December 20, 1999, the Company borrowed approximately $13.9 million under the acquisition and development facility. The principal of this loan must be repaid by January 1, 2006, through agreed-upon release prices as Timeshare Interests in the Company's Shore Crest(TM) II resort are sold, subject to minimum required amortization. The outstanding balance under the A&D Facility at December 31, 2002 was $1.2 million.

      On August 2, 2001, the Company obtained a revolving line-of-credit with IndyMac Bank F.S.B. ("IndyMac") for the purpose of developing the Company's golf course community in Chapel Hill, North Carolina known as The Preserve at Jordan Lake(TM). The draw down period on the IndyMac line-of-credit has expired. Through March 2002, the Company borrowed an aggregate $7.9 million under the line-of-credit, on a revolving basis. The outstanding balances under the line-of-credit bore interest at prime plus 1.0%, which was due monthly. Principal payments were effected through agreed-upon release prices as home sites in The Preserve at Jordan Lake were sold. The outstanding balance under the IndyMac line-of-credit was paid in full during the nine months ended December 31, 2002.

      The Company has a $12.5 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all principal amounts are due on December 31, 2003. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2002, there was no amount outstanding under the line.

12. Note Offering

      On April 1, 1998, the Company consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 1, 2003, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 - 105.25%; 2004 - 103.50%; 2005 - 101.75% and 2006 and thereafter - 100.00%. The Notes are senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of Bluegreen(R) Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefor.

      The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's existing and future subsidiaries (the "Subsidiary Guarantors"), with the exception of the Joint Venture, BPNV, Resort Title Agency(TM), Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries").

      Each of the Note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain Bluegreen(R) Communities properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2002, the Pledged Properties had an aggregate carrying value of approximately $9.7 million. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

      Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31, 2002
                                                     -------------------------------------------------------------------------
                                                                      COMBINED        COMBINED
                                                      BLUEGREEN     NON-GUARANTOR    SUBSIDIARY
                                                     CORPORATION    SUBSIDIARIES     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     -------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents ..................      $  22,373       $  17,951      $   6,581      $      --       $  46,905
    Contracts receivable, net ..................                          1,457         14,773             --          16,230
    Intercompany receivable ....................        101,549                                      (101,549)
    Notes receivable, net ......................          1,740           9,434         50,621             --          61,795
    Inventory, net .............................                         19,440        153,691             --         173,131
    Retained interests in notes receivable sold                          44,228                            --          44,228
    Investments in subsidiaries ................          7,730                          3,230        (10,960)
    Property and equipment, net ................          9,791           1,959         40,037             --          51,787
    Other assets ...............................          6,576           1,792         31,548             --          39,916
                                                      ---------       ---------      ---------      ---------       ---------
       Total assets ............................      $ 149,759       $  96,261      $ 300,481      $(112,509)      $ 433,992
                                                      =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other ..............................      $   8,510       $  22,485      $  26,124      $      --       $  57,119
    Intercompany payable .......................                          8,392         93,157       (101,549)
    Deferred income taxes ......................        (19,344)         24,706         25,846             --          31,208
    Lines-of-credit and notes payable ..........          3,384           3,000         33,385             --          39,769
    10.50% senior secured notes payable ........        110,000              --             --             --         110,000
    8.25% convertible subordinated
     debentures ................................         34,371              --             --             --          34,371
                                                      ---------       ---------      ---------      ---------       ---------
       Total liabilities .......................        136,921          58,583        178,512       (101,549)        272,467

  Minority interest ............................                                                        3,242           3,242

  Total shareholders' equity ...................         12,838          37,678        121,969        (14,202)        158,283
                                                      ---------       ---------      ---------      ---------       ---------
      Total liabilities and shareholders' equity      $ 149,759       $  96,261      $ 300,481      $(112,509)      $ 433,992
                                                      =========       =========      =========      =========       =========

                                                                                  MARCH 31, 2002
                                                    --------------------------------------------------------------------------
                                                                     COMBINED        COMBINED
                                                    BLUEGREEN(R)  NON-GUARANTOR     SUBSIDIARY
                                                    CORPORATION    SUBSIDIARIES     GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                    --------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents .................      $  18,611       $  21,575      $   8,529      $      --       $  48,715
    Contracts receivable, net .................             --             605         21,213             --          21,818
    Intercompany receivable ...................        113,436              --             --       (113,436)             --
    Notes receivable, net .....................          1,749           6,367         47,532             --          55,648
    Inventory, net ............................             --          19,456        168,232             --         187,688
    Retained interests in notes receivable sold             --          38,560             --             --          38,560
    Investments in subsidiaries ...............          7,730              --          3,230        (10,960)             --
    Property and equipment, net ...............         10,009           2,017         37,312             --          49,338
    Other assets ..............................          6,968           2,663         23,763             --          33,394
                                                     ---------       ---------      ---------      ---------       ---------
       Total assets ...........................      $ 158,503       $  91,243      $ 309,811      $(124,396)      $ 435,161
                                                     =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
        and other .............................      $  11,074       $  21,138      $  16,643      $      --       $  48,855
    Intercompany payable ......................             --          12,267        101,169       (113,436)             --
    Deferred income taxes .....................        (18,799)         23,173         23,925             --          28,299
    Lines-of-credit and notes payable .........          3,476           5,649         45,765             --          54,890
    10.50% senior secured notes payable .......        110,000              --             --             --         110,000
    8.00% convertible subordinated notes
     payable to related parties ...............          6,000              --             --             --           6,000
    8.25% convertible subordinated
     debentures ...............................         34,371              --             --             --          34,371
                                                     ---------       ---------      ---------      ---------       ---------
       Total liabilities ......................        146,122          62,227        187,502       (113,436)        282,415

  Minority interest ...........................             --              --                         3,090           3,090

  Total shareholders' equity ..................         12,381          29,016        122,309        (14,050)        149,656
                                                     ---------       ---------      ---------      ---------       ---------
        Total liabilities and shareholders'
            equity ............................      $ 158,503       $  91,243      $ 309,811      $(124,396)      $ 435,161
                                                     =========       =========      =========      =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED DECEMBER 31, 2002
                                               ----------------------------------------------------------------------------
                                                                 COMBINED        COMBINED
                                               BLUEGREEN(R)   NON-GUARANTOR     SUBSIDIARY
                                               CORPORATION     SUBSIDIARIES     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                               ----------------------------------------------------------------------------
REVENUES
    Sales ................................      $      --       $  18,561       $ 204,094       $      --       $ 222,655
    Other resort and golf operations .....             --           1,901          25,147              --          27,048
    Management fees ......................         24,148              --              --         (24,148)             --
    Interest income ......................            239           5,652           6,344              --          12,235
    Gain on sales of notes receivable ....             --          10,035              --              --          10,035
                                                ---------       ---------       ---------       ---------       ---------
                                                   24,387          36,149         235,585         (24,148)      $ 271,973
                                                ---------       ---------       ---------       ---------       ---------

COSTS AND EXPENSES
    Cost of sales ........................             --           5,103          72,820              --          77,923
    Cost of other resort and golf
      operations .........................             --             782          26,113              --          26,895
    Management fees ......................             --             589          23,559         (24,148)             --
   Selling, general and administrative
     expenses ............................         17,518          11,204          99,586              --         128,308
    Interest expense .....................          7,389             319           2,116              --           9,824
    Provision for loan losses ............             --             399           2,433              --           2,832
    Other expense (income) ...............           (137)          1,156             501              --           1,520
                                                ---------       ---------       ---------       ---------       ---------
                                                   24,770          19,552         227,128         (24,148)        247,302
                                                ---------       ---------       ---------       ---------       ---------

    Income (loss) before income taxes and
     minority interest ...................           (383)         16,597           8,457              --          24,671
    Provision (benefit) for income taxes .           (137)          5,348           3,582              --           8,793
    Minority interest in income of
        consolidated subsidiary ..........             --              --              --             502             502
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) before cumulative effect
     of change in accounting principle ...           (246)         11,249           4,875            (502)         15,376
    Cumulative effect of change in
     accounting principle, net of income
       taxes .............................             --            (714)         (5,215)             --          (5,929)
    Minority interest in cumulative effect
     of change in accounting principle,
     net of income taxes .................             --              --              --            (350)           (350)
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss) ....................      $    (246)      $  10,535       $    (340)      $    (152)      $   9,797
                                                =========       =========       =========       =========       =========

                                                                 NINE MONTHS ENDED DECEMBER 30, 2001
(UNAUDITED)                                  ---------------------------------------------------------------------------
                                                               COMBINED       COMBINED
                                             BLUEGREEN(R)    NON-GUARANTOR   SUBSIDIARY
                                             CORPORATION     SUBSIDIARIES    GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                             ---------------------------------------------------------------------------
REVENUES
    Sales ..............................      $      --       $  14,540      $ 170,163       $      --       $ 184,703
    Management fees ....................         20,293              --             --         (20,293)             --
    Other resort and golf operations
      revenue ..........................             --           2,600         16,584              --          19,184
    Interest income ....................            477           3,446          7,932              --          11,855
    Gain on sale of notes receivable ...             --           4,214             --              --           4,214
                                              ---------       ---------      ---------       ---------       ---------
                                                 20,770          24,800        194,679         (20,293)        219,956

COST AND EXPENSES
    Cost of sales ......................             --           4,603         59,530              --          64,133
    Cost of other resort and golf
      operations .......................             --           1,152         16,692              --          17,844
    Management fees ....................             --             825         19,468         (20,293)             --
    Selling, general and administrative
     expenses ..........................         18,461           8,620         79,264              --         106,345
    Interest expense ...................          6,252             460          3,417              --          10,129
    Provision for loan losses ..........             --             140          3,543              --           3,683
    Other expense (income) .............             10             775           (508)             --             277
                                              ---------       ---------      ---------       ---------       ---------
                                                 24,723          16,575        181,406         (20,293)        202,411
                                              ---------       ---------      ---------       ---------       ---------
    Income (loss) before income taxes ..         (3,953)          8,225         13,273              --          17,545
    Provision (benefit) for income taxes         (1,522)          3,226          5,051              --           6,755
    Minority interest in income of
     consolidated subsidiary ...........             --              --             --             107             107
                                              ---------       ---------      ---------       ---------       ---------
    Net income (loss) ..................      $  (2,431)      $   4,999      $   8,222       $    (107)      $  10,683
                                              =========       =========      =========       =========       =========

                                                                          YEAR ENDED MARCH 31, 2002
                                             ----------------------------------------------------------------------------------
                                                                  COMBINED        COMBINED
                                                BLUEGREEN      NON-GUARANTOR     SUBSIDIARY
                                               CORPORATION      SUBSIDIARIES     GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                             ----------------------------------------------------------------------------------
REVENUES
    Sales..................................     $      --          $ 21,604        $219,024       $       --        $ 240,628
    Other resort and golf operations.......            --             3,943          21,527               --           25,470
    Management fees........................        26,133                --              --          (26,133)              --
    Interest income........................           564             4,968           9,915               --           15,447
    Gain on sales of notes receivable......            --             6,280              --               --            6,280
                                                ---------          --------        --------       ----------        ---------
                                                   26,697            36,795         250,466          (26,133)         287,825

COSTS AND EXPENSES
    Cost of sales..........................            --             6,606          79,919               --           86,525
    Cost of other resort and golf
      operations...........................            --             1,532          22,067               --           23,599
    Management fees........................            --             1,086          25,047          (26,133)              --
    Selling, general and administrative
       expenses............................        25,686            12,234         102,269               --          140,189
    Interest expense.......................         8,371               578           4,068               --           13,017
    Provision for loan losses..............            --               242           4,609               --            4,851
    Other expense (income) ................          (239)            1,105            (704)              --              162
                                                ---------          --------        --------       ----------        ---------
                                                   33,818            23,383         237,275          (26,133)         268,343
                                                ---------          --------        --------       ----------        ---------
  Income (loss) before income taxes and
   minority interest ......................        (7,121)           13,412          13,191               --           19,482
    Provision (benefit) for income taxes...        (2,742)            4,846           5,397               --            7,501
    Minority interest in income of
       consolidated subsidiary.............             --                --             --              249              249
                                                ---------          --------        --------       ----------        ---------
    Net income (loss)......................     $  (4,379)         $  8,566        $  7,794       $     (249)       $  11,732
                                                =========          ========        ========       ==========        =========

                                                                           YEAR ENDED APRIL 1, 2001
                                               --------------------------------------------------------------------------------
                                                                  COMBINED        COMBINED
                                                BLUEGREEN(R)    NON-GUARANTOR    SUBSIDIARY
                                               CORPORATION      SUBSIDIARIES     GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                               --------------------------------------------------------------------------------
REVENUES
    Sales..................................     $      58         $  11,107       $ 218,709     $         --       $  229,874
    Other resort and golf operations.......            --             3,508          21,141               --           24,649
    Management fees........................        25,163                --              --          (25,163)              --
    Interest income........................         1,378             4,155          11,784               --           17,317
    Gain on sales of notes receivable......            --             3,281              --               --            3,281
                                                ---------         ---------       ---------      -----------       ----------
                                                   26,599            22,051         251,634          (25,163)         275,121
COSTS AND EXPENSES
    Cost of sales..........................            --             3,270          75,525               --           78,795
    Cost of other resort and golf operations           --             1,577          23,374               --           24,951
    Management fees........................            --                --          25,163          (25,163)              --
    Selling, general and administrative
     expenses..............................        27,085             7,138         113,369               --          147,592
    Interest expense.......................        10,189               941           4,364               --           15,494
    Provision for loan losses..............            --                69           4,818               --            4,887
    Other expense (income)                             44               885            (529)              --              400
                                                ---------         ---------       ---------      -----------       ----------
                                                   37,318            13,880         246,084          (25,163)         272,119
                                                ---------         ---------       ---------      -----------       ----------
    Income (loss) before income taxes and
     minority interest ....................       (10,719)            8,171           5,550               --            3,002
    Provision (benefit) for income taxes...        (4,127)            3,644           1,639               --            1,156
    Minority interest in loss of
        consolidated subsidiary............             --               --              --             (871)            (871)
                                                ---------         ---------       ---------      -----------       ----------
    Net income (loss)......................     $  (6,592)        $   4,527       $   3,911      $       871       $    2,717
                                                =========         =========       =========      ===========       ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED DECEMBER 31, 2002
                                                         ------------------------------------------------------------------------
                                                                          COMBINED       COMBINED
                                                         BLUEGREEN(R)   NON-GUARANTOR   SUBSIDIARY
                                                         CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ------------------------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities ....      $ 10,471       $(14,917)      $ 11,483       $     --       $  7,037
                                                           --------       --------       --------       --------       --------
Investing activities:
   Cash received from retained interests in notes
     receivable sold ................................            --         14,555             --             --         14,555
   Investment in subsidiary .........................          (100)            --             --            100             --
   Business acquisition .............................            --             --         (2,292)            --         (2,292)
   Purchases of property and equipment ..............        (1,285)          (315)        (2,779)            --         (4,379)
   Proceeds from sales of property and equipment ....            --             --             48             --             48
                                                           --------       --------       --------       --------       --------
Net cash provided (used) by investing activities ....        (1,385)        14,240         (5,023)           100          7,932
                                                           --------       --------       --------       --------       --------
Financing activities:
   Proceeds from borrowings under line-of-credit
     facilities and notes payable ...................            --             --         18,696             --         18,696
   Payments under line-of-credit facilities and
     notes payable ..................................            (7)        (1,692)       (25,771)            --        (27,470)
   Payment of 8% convertible, subordinated notes
     payable to related parties .....................        (6,000)            --             --             --         (6,000)
   Payment of debt issuance costs ...................            --         (1,355)        (1,333)            --         (2,688)
   Proceeds from capitalization of subsidiary .......            --            100             --           (100)            --
   Proceeds from exercise of employee and director
     stock options ..................................           683             --             --             --            683
                                                           --------       --------       --------       --------       --------
Net cash used by financing activities ...............        (5,324)        (2,947)        (8,408)          (100)       (16,779)
                                                           --------       --------       --------       --------       --------
Net (decrease) increase in cash and cash equivalents          3,762         (3,624)        (1,948)            --         (1,810)
Cash and cash equivalents at beginning of year ......        18,611         21,575          8,529             --         48,715
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents at end of year ............        22,373         17,951          6,581             --         46,905
Restricted cash and cash equivalents at end of year .          (173)       (13,797)        (6,581)            --        (20,551)
                                                           --------       --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of year      $ 22,200       $  4,154       $     --       $     --       $ 26,354
                                                           ========       ========       ========       ========       ========

                                                                                   NINE MONTHS ENDED DECEMBER 30, 2001
(UNAUDITED)                                                             ---------------------------------------------------------
                                                                                         COMBINED       COMBINED
                                                                        BLUEGREEN(R)   NON-GUARANTOR   SUBSIDIARY
                                                                        CORPORATION    SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                                        ---------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities ...................      $ (3,095)      $  3,556       $ 19,161       $ 19,622
                                                                          --------       --------       --------       --------
Investing activities:
   Purchases of property and equipment .............................        (1,999)        (1,104)        (7,343)       (10,446)
   Sales of property and equipment .................................             3             --             31             34
   Cash received from retained interests in notes receivable sold ..            --          3,552             --          3,552
   Investment in note receivable ...................................        (1,685)            --             --         (1,685)
   Principal payments received on investment in note receivable ....         4,643             --             --          4,643
                                                                          --------       --------       --------       --------
Net cash provided (used) by investing activities ...................           962          2,448         (7,312)        (3,902)
                                                                          --------       --------       --------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and other
     notes payable .................................................        40,375             --          6,173         46,548
  Payments under line-of-credit facilities and other notes payable .       (40,626)        (2,979)       (18,873)       (62,478)
  Payment of debt issuance costs ...................................           (93)        (1,114)          (278)        (1,485)
  Proceeds from the exercise of employee and director stock options            156             --             --            156
                                                                          --------       --------       --------       --------
Net cash used by financing activities ..............................          (188)        (4,093)       (12,978)       (17,259)
                                                                          --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...............        (2,321)         1,911         (1,129)        (1,539)
Cash and cash equivalents at beginning of period ...................        13,290         17,125          9,601         40,016
                                                                          --------       --------       --------       --------
Cash and cash equivalents at end of period .........................        10,969         19,036          8,472         38,477
Restricted cash and cash equivalents at end of period ..............            --        (17,459)        (6,997)       (24,456)
                                                                          --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ............      $ 10,969       $  1,577       $  1,475       $ 14,021
                                                                          ========       ========       ========       ========

                                                                                       YEAR ENDED MARCH 31, 2002
                                                                       --------------------------------------------------------
                                                                                       COMBINED       COMBINED
                                                                        BLUEGREEN    NON-GUARANTOR   SUBSIDIARY
                                                                       CORPORATION   SUBSIDIARIES    GUARANTORS    CONSOLIDATED
                                                                       --------------------------------------------------------
Operating activities:
   Net cash provided by operating activities .....................      $  5,261       $  3,107       $ 23,282       $ 31,650
                                                                        --------       --------       --------       --------
Investing activities:
    Cash received from retained interests in notes receivable sold            --          7,856             --          7,856
    Investment in note receivable ................................        (1,685)            --             --         (1,685)
    Principal payments received on investment in note receivable .         4,643             --             --          4,643
    Purchases of property and equipment ..........................        (2,722)        (1,472)        (8,746)       (12,940)
    Proceeds from sales of property and equipment ................             4             --             40             44
                                                                        --------       --------       --------       --------
Net cash (used) provided by investing activities .................           240          6,384         (8,706)        (2,082)
                                                                        --------       --------       --------       --------

Financing activities:
    Proceeds from borrowings under line-of-credit facilities and
     notes payable ...............................................        50,225             --          9,645         59,870
    Payments under line-of-credit facilities and notes payable ...       (50,447)        (3,876)       (25,004)       (79,327)
    Payment of debt issuance costs ...............................          (114)        (1,165)          (289)        (1,568)
    Proceeds from exercise of employee and
          director stock options .................................           156             --             --            156
                                                                        --------       --------       --------       --------
Net cash used by financing activities ............................          (180)        (5,041)       (15,648)       (20,869)
                                                                        --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents .............         5,321          4,450         (1,072)         8,699
Cash and cash equivalents at beginning of year ...................        13,290         17,125          9,601         40,016
                                                                        --------       --------       --------       --------
Cash and cash equivalents at end of year .........................        18,611         21,575          8,529         48,715
Restricted cash and cash equivalents at end of year ..............            --        (20,199)        (7,470)       (27,669)
                                                                        --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of year ............      $ 18,611       $  1,376       $  1,059       $ 21,046
                                                                        ========       ========       ========       ========

                                                                                 YEAR ENDED APRIL 1, 2001
                                                           -----------------------------------------------------------------------
                                                                         COMBINED        COMBINED
                                                         BLUEGREEN(R)   NON-GUARANTOR   SUBSIDIARY
                                                         CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -----------------------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities ....      $(24,250)      $  2,312       $ 24,010       $     --       $  2,072
                                                           --------       --------       --------       --------       --------
Investing activities:
   Cash received from retained interests in notes
     receivable sold ................................            --          6,890             --             --          6,890
  Investment in note receivable .....................        (4,711)            --             --             --         (4,711)
   Principal payments received on investment in note
     receivable .....................................            68             --             --             --             68
   Acquisition of minority interest .................            --             --           (250)            --           (250)
   Investment in joint venture ......................            --             --         (3,230)         3,230             --
   Purchases of property and equipment ..............        (1,539)          (739)        (7,271)            --         (9,549)
   Proceeds from sales of property and equipment ....            --             --             79             --             79
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by investing activities ....        (6,182)         6,151        (10,672)         3,230         (7,473)
                                                           --------       --------       --------       --------       --------
Financing activities:
   Proceeds from borrowings under line-of-credit
     facilities and notes payable ...................         6,500            645          3,976             --         11,121
   Payments under line-of-credit facilities and
     notes payable ..................................        (5,282)        (6,303)       (17,550)            --        (29,135)
   Payment of debt issuance costs ...................           (45)        (1,368)          (138)            --         (1,551)
   Proceeds from capitalization of joint venture ....            --          3,230             --         (3,230)            --
   Proceeds from exercise of employee and director
     stock options ..................................            28             --             --             --             28
   Payments for treasury stock ......................          (572)            --             --             --           (572)
                                                           --------       --------       --------       --------       --------
Net cash (used) provided by financing activities ....           629         (3,796)       (13,712)        (3,230)       (20,109)
                                                           --------       --------       --------       --------       --------
Net (decrease) increase in cash and cash equivalents        (29,803)         4,667           (374)            --        (25,510)
Cash and cash equivalents at beginning of year ......        43,093         12,458          9,975             --         65,526
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents at end of year ............        13,290         17,125          9,601             --         40,016
Restricted cash and cash equivalents at end of year .            --        (15,961)        (6,402)            --        (22,363)
                                                           --------       --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of year      $ 13,290       $  1,164       $  3,199       $     --       $ 17,653
                                                           ========       ========       ========       ========       ========

13. Convertible Subordinated Notes Payable and Debentures

Notes Payable

      On September 11, 2002, the Company's 8% convertible subordinated promissory notes in the aggregate principal amount of $6 million were paid in full to two former members of the Company's Board of Directors and an affiliate of a former member of the Board of Directors.

Debentures

      The Company had $34.4 million of its 8.25% Convertible Subordinated Debentures (the "Debentures") outstanding at both December 31, 2002 and March 31, 2002. The Debentures are convertible at any time prior to maturity (2012), unless previously redeemed, into common stock of the Company at a current conversion price of $8.24 per share, subject to adjustment under certain conditions. The Debentures are redeemable at any time, at the Company's option, in whole or in part at 100% of the face amount. The Company is obligated to redeem annually 10% of the principal amount of the Debentures originally issued, commencing May 15, 2003, net of previous redemptions of approximately $5.6 million (therefore the first actual redemptions will occur on May 15, 2004). Such redemptions are calculated to retire 90% of the principal amount of the Debentures prior to maturity. The Debentures are unsecured and subordinated to all senior indebtedness of the Company. Interest is payable semi-annually on May 15 and November 15.

      Under financial covenants of the Indenture pursuant to which the Debentures were issued, the Company is required to maintain net worth of not less than $29.0 million. Should net worth fall below $29.0 million for two consecutive quarters, the Company is required to make an offer to purchase 20% of the outstanding Debentures at par, plus accrued interest.

14. Fair Value of Financial Instruments

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

      8.00% convertible subordinated notes payable to related parties: The fair value of the Company's $6 million notes was estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rate at March 31, 2002, for similar types of borrowing arrangements.

      8.25% convertible subordinated debentures: The fair value of the Company's 8.25% convertible subordinated debentures is based on the quoted market price as reported on the New York Stock Exchange.

                                                        December 31, 2002           March 31, 2002
                                                     ---------------------------------------------------
(in thousands)                                        Carrying    Estimated       Carrying     Estimated
                                                       Amount     Fair Value       Amount     Fair Value
                                                       ------     ----------       ------     ----------
Cash and cash equivalents .....................      $ 46,905      $ 46,905      $ 48,715      $ 48,715
Contracts receivable, net .....................        16,230        16,230        21,818        21,818
Notes receivable, net .........................        61,795        61,795        55,648        55,648
Retained interests in notes receivable sold ...        44,228        44,228        38,560        38,560
Lines-of-credit, notes payable, and receivable-
  backed notes payable ........................        39,769        39,837        54,890        54,890
10.50% senior secured notes payable ...........       110,000        90,200       110,000        85,800
8.00% convertible subordinated notes payable to
  related parties .............................            --            --         6,000         6,084
8.25% convertible subordinated debentures .....        34,371        29,215        34,371        25,091

15. Common Stock and Stock Option Plans

Treasury Stock

      During the year ended April 1, 2001, the Company repurchased approximately 198,000 common shares at an aggregate cost of $572,000 under a repurchase plan approved by the Company's Board of Directors during the year ended March 28, 1999 and expanded during the year ended April 2, 2000. No common stock was repurchased during the nine months ended December 31, 2002 or the year ended March 31, 2002.

Stock Option Plans

      Under the Company's employee stock option plans, options can be granted with various vesting periods. All options granted to employees prior to December 31, 2002, vest ratably over a five-year period and expire ten years from the date of grant. All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant.

      The stock option plan covering the Company's non-employee directors provides for the grant to the Company's non-employee directors (the "Outside Directors") of non-qualified stock options. All options granted to Outside Directors prior to December 31, 2002 vest ratably over a three-year period and expire ten years from the date of grant. Due to a "change in control" provision in the Outside Directors' stock option agreements, all outstanding Outside Directors options as of April 10, 2002 immediately vested when Levitt Companies, LLC ("Levitt"), a subsidiary of BankAtlantic Bancorp, Inc. (NYSE: BBX), acquired an aggregate of approximately 8 million shares of the Company's outstanding common stock from certain real estate funds associated with Morgan Stanley Dean Witter and Company and Grace Brothers, Ltd. in private transactions. As a result of these purchases, combined with prior holdings in the Company, Levitt and BankAtlantic Bancorp, Inc. now own approximately 40% of the Company's outstanding common stock.

      A summary of stock option activity related to the Company's Employee and Outside Directors Plans is presented below (in thousands, except per share data).

                              Number of Shares   Outstanding       Exercise Price    Number of Shares
                                  Reserved         Options            Per Share         Exercisable
Employee Stock Option Plans

Balance at April 3, 2000 ...       3,645            2,829           $1.25-$9.50            1,288
    Granted ................          --               60           $2.26-$3.00
    Forfeited ..............          (5)            (185)          $3.13-$8.50
    Exercised ..............         (11)             (11)             $3.13
                                   -----            -----
Balance at April 1, 2001 ...       3,629            2,693           $1.25-$9.50            1,637
    Granted ................          --               50              $2.29
    Forfeited ..............         (81)            (654)          $2.29-$9.50
    Exercised ..............         (78)             (78)          $1.25-$1.46
                                   -----            -----
Balance at March 31, 2002 ..       3,470            2,011           $1.46-$9.50            1,457
    Forfeited ..............         (10)            (145)          $2.60-$8.50
    Exercised ..............         (72)             (72)          $1.46-$3.13
                                   -----            -----
Balance at December 31, 2002       3,388            1,794           $2.26-$9.50            1,489
                                   =====            =====
Outside Directors Plans

 Balance at April 3, 2000 ..         903              613           $1.46-$9.31              408
    Granted ................          --              105              $2.88
                                   -----            -----
Balance at April 1, 2001 ...         903              718           $1.46-$9.31              503
    Granted ................          --              120              $2.11
    Forfeited ..............          (2)             (30)             $2.88
    Exercised ..............         (36)             (36)             $1.46
                                   -----            -----
Balance at March 31, 2002 ..         865              772           $1.77-$9.31              562
    Forfeited ..............          --              (45)          $2.88-$5.94
    Exercised ..............        (212)            (212)          $1.77-$3.50
                                   -----            -----
Balance at December 31, 2002         653              515           $2.11-$9.31              515
                                   =====            =====

      The weighted-average exercise prices and weighted-average remaining contractual lives of the Company's outstanding stock options at December 31, 2002 (grouped by range of exercise prices) were:

                                                         Weighted-
                                                          Average                            Weighted-
                                                         Remaining          Weighted-         Average
                        Number       Number of        Contractual Life       Average       Exercise Price
                      of Options    Vested Options       (in years)      Exercise Price    (vested only)
                      ----------    --------------       ----------      --------------    -------------
                             (In 000's)
                             ----------
Employees:
    $2.26-$3.13          470            384                  5                $2.88            $3.01
    $3.58-$4.88          598            567                  3                $4.18            $4.14
    $8.50-$9.50          726            538                  6                $9.21            $9.26
                       -----          -----
                       1,794          1,489
                       =====          =====
                                                         Weighted-
                                                          Average                            Weighted-
                                                         Remaining          Weighted-         Average
                        Number       Number of        Contractual Life       Average       Exercise Price
                      of Options    Vested Options       (in years)      Exercise Price    (vested only)
                      ----------    --------------       ----------      --------------    -------------
                             (In 000's)
                             ----------
Directors:
    $2.11                 30             30                  9                $2.11            $2.11
    $2.82-$3.80          305            305                  3                $3.27            $3.27
    $5.94                 90             90                  4                $5.94            $5.94
    $9.31                 90             90                  4                $9.31            $9.31
                         ---            ---
                         515            515
                         ===            ===

Common Stock Reserved For Future Issuance

      As of December 31, 2002, common stock reserved for future issuance was comprised of shares issuable (in thousands):

Upon conversion of 8.25% debentures .............................          4,171
Upon exercise of employee stock options .........................          3,388
Upon exercise of outside director stock options .................            653
                                                                           -----
                                                                           8,212
                                                                           =====

16. Commitments and Contingencies

      At December 31, 2002, the estimated cost to complete development work in subdivisions or resorts from which lots or Timeshare Interests have been sold totaled $34.9 million. Development is estimated to be completed within the next three fiscal years and thereafter as follows: 2003--$27.6 million, 2004--$3.0 million, 2005--$2.5 million, Thereafter--$1.8 million.

      The Company leases certain office space and equipment under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

      Rent expense for the nine months ended December 31, 2002, the year ended March 31, 2002 and the year ended April 1, 2001, totaled approximately $3.6 million, $4.4 million and $4.2 million, respectively.

      Lease commitments under these noncancelable operating leases for each of the five fiscal years subsequent to December 31, 2002, and thereafter are as follows (in thousands):

2003 ........................................................            $ 3,444
2004 ........................................................              2,799
2005 ........................................................              1,826
2006 ........................................................              1,341
2007 ........................................................              1,095
Thereafter ..................................................              4,596
                                                                         -------
  Total future minimum lease payments .......................            $15,101
                                                                         =======

      The Company has $1.4 million in outstanding commitments under stand-by letters of credit with banks, primarily related to obtaining an insurance bond regarding the development of project expected to be acquired during the year ending December 31, 2003, by Bluegreen(R) Communities.

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

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of December 31, 2002, aggregate interest was approximately $1.8 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. (One of the former RDI stockholders is currently employed by the Company in a key management position.) The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

17. Income Taxes

      The provision for income taxes consists of the following (in thousands):

                              ----------------------------------------------------------------
                                      Nine Months Ended                    Year Ended
                              ----------------------------------------------------------------
                              December 31,      December 30,       March 31,          April 1,
                                 2002              2001              2002               2001
                                -------           -------           -------            -------
                                               (Unaudited)
Federal:
   Current ...............      $ 4,666           $    --           $  (394)           $(4,645)
   Deferred ..............        3,792             6,114             7,254              5,481
                                -------           -------           -------            -------
                                  8,458             6,114             6,860                836
State and other:
   Current ...............           --                --                --                 --
   Deferred ..............          335               641               641                320
                                -------           -------           -------            -------
                                    335               641               641                320
                                -------           -------           -------            -------
Total ....................      $ 8,793           $ 6,755           $ 7,501            $ 1,156
                                =======           =======           =======            =======

      The reasons for the difference between the provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes and minority interest are as follows (in thousands):

                                          ----------------------------------------------------
                                          December 31,   December 30,   March 31,     April 1,
                                              2002          2001          2002          2001
                                             ------        ------        ------        ------
                                                        (Unaudited)
Income tax expense at statutory rate         $8,635        $6,141        $6,819        $1,051
Effect of state taxes, net of federal
  tax benefit .......................           158           614           682           105
                                             ------        ------        ------        ------
                                             $8,793        $6,755        $7,501        $1,156
                                             ======        ======        ======        ======

      At December 31, 2002 and March 31, 2002, deferred income taxes consist of the following components (in thousands):

                                                                          December 31,       March 31,
                                                                             2002              2002
                                                                             ----              ----
Deferred federal and state tax liabilities (assets):
  Installment sales treatment of notes.................................    $ 68,500          $ 53,115
  Deferred federal and state loss carryforwards/AMT credits............     (38,939)          (29,588)
  Book  over  tax  carrying  value  of  retained  interests  in notes
     receivable sold...................................................       6,587             2,863
  Book reserves for loan losses and inventory..........................      (5,271)           (3,972)
  Deferral of telemarketing costs incurred.............................          --             2,431
  Tax over book depreciation...........................................       1,411             1,721
  Other................................................................      (1,080)            1,729
                                                                           --------          --------
Deferred income taxes                                                      $ 31,208          $ 28,299
                                                                           ========          ========

Total deferred federal and state tax liabilities                           $ 81,385          $ 62,286
Total deferred federal and state tax assets                                 (50,177)          (33,987)
                                                                           --------          --------
Deferred income taxes                                                      $ 31,208          $ 28,299
                                                                           ========          ========

      The Company has available net operating loss carryforwards of $84.3 million, which expire in 2021, 2022 and 2023, and alternative minimum tax credit carryforwards of $6.9 million, that never expire.

18. Employee Retirement Savings Plan

      The Company's Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with the Company are eligible to participate in the Plan. During the nine months ended December 31, 2002, the Company did not make a matching contribution to the Plan, but has accrued approximately $270,000 for a matching contribution to be determined and paid in April 2003 related to the Plan's fiscal year ended December 31, 2002. During the year ended March 31, 2002, the Plan was amended when the Company agreed to make a minimum matching contribution to the Plan of $226,000, which was equivalent to 50% of the first 3% of each participating employee's contribution to the Plan. During the year ended April 1, 2001, employer contributions to the Plan were at the sole discretion of the Company and no such contributions were made.

19. Business Segments

      The Company has two reportable business segments. Bluegreen(R) Resorts develops, markets and sells Timeshare Interests in the Company's resorts, primarily through the Club, and provides resort management services to resort property owners associations and Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

      The Company evaluates performance and allocates resources based on field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sale of receivables, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory is the only asset that the Company evaluates on a segment basis - all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

      Required disclosures for the Company's business segments are as follows (in thousands):

      As of and for the nine months ended December 31, 2002

                                                           Bluegreen(R)    Bluegreen
                                                             Resorts      Communities        Totals
                                                             -------      -----------        ------
Sales................................................       $144,026       $  78,629        $222,655
Other resort and golf operations revenues............         23,520           3,528          27,048
Depreciation expense.................................          2,100           1,053           3,153
Field operating profit...............................         17,218          13,570          30,788
Inventory............................................         71,097         102,034         173,131

As of and for the nine months ended December 30, 2001 (Unaudited)

Sales................................................       $110,846       $  73,857         $184,703
Other resort and golf operations revenues............         17,475           1,709           19,184
Depreciation expense.................................          1,820             802            2,622
Field operating profit...............................         14,970          14,209           29,179
Inventory............................................         88,726         105,299          194,025

As of and for the year ended March 31, 2002

Sales................................................       $144,226         $96,402         $240,628
Other resort and golf operations revenues............         23,149           2,321           25,470
Depreciation expense.................................          2,532           1,077            3,609
Field operating profit...............................         19,729          15,415           35,144
Inventory............................................         86,288         101,400          187,688

As of and for the year ended April 1, 2001

Sales................................................       $140,975        $  88,899       $229,874
Other resort and golf operations revenues............         22,762            1,887         24,649
Depreciation expense.................................          1,986              873          2,859
Field operating profit...............................          9,724           12,991         22,715
Inventory............................................         97,012           96,622        193,634

Reconciliations to Consolidated Amounts

      Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest (in thousands):

                                                           Nine Months Ended                    Year Ended
                                                      ------------------------------------------------------------
                                                      December 31,    December 30,      March 31,         April 1,
                                                         2002             2001            2002             2001
                                                      ------------------------------------------------------------
                                                                      (Unaudited)
Field operating profit for reportable segments         $ 30,788         $ 29,179         $ 35,144         $ 22,715
Interest income ...............................          12,235           11,855           15,447           17,317
Gain on sales of notes receivable .............          10,035            4,214            6,280            3,281
Other expense .................................          (1,520)            (277)            (162)            (400)
Corporate general and administrative expenses .         (14,211)         (13,614)         (19,359)         (19,530)
Interest expense ..............................          (9,824)         (10,129)         (13,017)         (15,494)
Provision for loan losses .....................          (2,832)          (3,683)          (4,851)          (4,887)
                                                       --------         --------         --------         --------
Consolidated income before provision for income
   taxes and minority interest ................        $ 24,671         $ 17,545         $ 19,482         $  3,002
                                                       ========         ========         ========         ========

      Depreciation expense for reportable segments reconciled to consolidated depreciation expense (in thousands):

                                                         Nine Months Ended             Year Ended
                                                     ----------------------------------------------------
                                                     December 31,  December 30,   March 31,      April 1,
                                                        2002          2001          2002          2001
                                                     ----------------------------------------------------
                                                                  (Unaudited)
Depreciation expense for reportable segments ..        $3,153        $2,622        $3,609        $2,859
Depreciation expense for corporate fixed assets         1,444         1,235         1,671         1,404
                                                       ------        ------        ------        ------
Consolidated depreciation expense .............        $4,597        $3,857        $5,280        $4,263
                                                       ======        ======        ======        ======

      Assets for reportable segments reconciled to consolidated assets (in thousands):

                                                 ----------------------------------------------------------
                                                  December 31,   December 30,      March 31,       April 1,
                                                     2002            2001            2002            2001
                                                 ----------------------------------------------------------
                                                                 (Unaudited)
Inventory for reportable segments .........        $173,131        $194,025        $187,688        $193,634
Assets not allocated to reportable segments         260,861         238,663         247,473         226,047
                                                   --------        --------        --------        --------
Total assets ..............................        $433,992        $432,688        $435,161        $419,681
                                                   ========        ========        ========        ========

Geographic Information

      Sales by geographic area are as follows (in thousands):

                                 Nine Months Ended                 Year Ended
                          ---------------------------------------------------------
                          December 31,    December 30,     March 31,       April 1,
                             2002            2001            2002            2001
                          --------        --------        --------        --------
                                         (Unaudited)
United States .....        $216,973        $176,846        $230,179        $219,885
Aruba .............           5,671           7,849          10,441           9,964
Canada ............              11               8               8              25
                           --------        --------        --------        --------
Consolidated totals        $222,655        $184,703        $240,628        $229,874
                           ========        ========        ========        ========

         Inventory by geographic area is as follows (in thousands):

                                                 December 31,          March 31,
                                                     2002                2002
                                                  --------             --------
United States                                     $163,606             $177,575
Aruba                                                9,521               10,107
Canada                                                   4                    6
                                                  --------             --------
Consolidated totals                               $173,131             $187,688
                                                  ========             ========

20. Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information for the nine months ended December 31, 2002 and the year ended March 31, 2002, is presented below (in thousands, except for per share information). Each quarter presented reflects the results of operations for a 13-week period.

                                                                  Three Months Ended
                                                    --------------------------------------------------
                                                      June 30,        September 29,      December 31,
                                                        2002              2002               2002
                                                        ----              ----               ----
                                                     (Restated)        (Restated)
Sales ......................................        $   71,113         $   83,386        $   68,156
Gross profit ...............................            46,146             54,377            44,209
Income before cumulative effect of change in
   accounting principle ....................             4,159              5,080             6,137
Net income (loss) ..........................            (1,420)             5,080             6,137

Earnings per common share before cumulative
   effect of change in accounting principle:
      Basic ................................              0.17               0.21              0.25
      Diluted ..............................              0.17               0.19              0.23

Earnings (loss) per common share:
      Basic ................................             (0.06)              0.21              0.25
      Diluted ..............................             (0.06)              0.19              0.23

                                                   Three Months Ended
                                  ----------------------------------------------------
                                  July 1,     September 30,  December 30,    March 31,
                                   2001            2001          2001           2002
                                   ----            ----          ----           ----
Sales ....................        $60,183        $69,235        $55,285        $55,925
Gross profit .............         40,112         45,157         35,301         33,533
Net income ...............          4,135          4,577          1,972          1,048
Earnings per common share:
   Basic .................           0.17           0.19           0.08           0.04
   Diluted ...............           0.16           0.17           0.08           0.04

      Income before cumulative effect of change in accounting principle and net income (loss) for the three months ended June 30, 2002 and September 29, 2002, as presented above, has been restated from the amounts previously disclosed in the Company's Quarterly Reports on Form 10-Q for those periods to reflect the impact of the change in accounting principle discussed in Note 1. Net income as previously disclosed in the Company's Quarterly Reports on Form 10-Q reconciled to the restated amounts above for the three month periods ended June 30, 2002 and September 29, 2002, is as follows (in thousands, except per share data):

                                                            Three Months Ended
                                                       ----------------------------
                                                       June 30,       September 29,
                                                         2002             2002
                                                        -------         ---------
Net income, as previously reported .............        $ 5,158         $   5,723
Impact of expensing telemarketing costs that
   were previously deferred in the computation
   of net income, as previously reported, net of
   income taxes and minority interest ..........           (999)             (643)
                                                        -------         ---------
Income before cumulative effect of change in
   accounting principle ........................          4,159             5,080
                                                        -------         ---------
Cumulative effect of change in  accounting
   principle, net of income taxes and minority
   interest ....................................         (5,579)               --
                                                        -------         ---------
Net income (loss), as restated .................        $(1,420)        $   5,080
                                                        =======         =========

Earnings per common share, as previously
   reported:
      Basic ....................................        $  0.21         $    0.23
      Diluted ..................................           0.19              0.21

Earnings (loss) per common share, as restated:
      Basic ....................................          (0.06)             0.21
      Diluted ..................................          (0.06)             0.19

21. Subsequent Event

      In February 10, 2003, the Company entered into a $50.0 million revolving timeshare receivables credit facility (the "GMAC Receivables Facility") with RFC. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility will bear interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Bluegreen Corporation

      We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of December 31, 2002 and March 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the nine-month period ended December 31, 2002 and each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2002 and March 31, 2002, and the consolidated results of its operations and its cash flows for the nine-month period ended December 31, 2002 and each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in the nine-month period ended December 31, 2002, the Company changed its method of accounting for the cost associated with generating timeshare tours.

                                                     ERNST & YOUNG LLP

West Palm Beach, Florida
January 24, 2003, except for Note 21, as to which the date is February 10, 2003

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

      The following table sets forth certain information regarding the executive officers of the Company as of March 1, 2002.

     Name                  Age             Position
     ----                  ---             --------
George F. Donovan           64      President and Chief Executive Officer
John F. Chiste              46      Senior Vice President, Chief Financial Officer and Treasurer
Daniel C. Koscher           45      Senior Vice President - President, Bluegreen(R)Communities
John M. Maloney, Jr.        41      Senior Vice President - President, Bluegreen Resorts
Mark T. Ryall               43      Senior Vice President and Chief Information Officer
Allan J. Herz               43      Vice President and Director of Mortgage Operations
Susan J. Milanese           43      Vice President and Director of Human Resources and Administration
Anthony M. Puleo            34      Vice President and Chief Accounting Officer
Randi S. Tompkins           42      Vice President, Director of Corporate Legal Affairs and Clerk

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

      Daniel C. Koscher joined the Company in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President - President, Bluegreen Communities. Prior to his employment with the Company, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

      John M. Maloney, Jr. joined the Company in May 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named Senior Vice President of the Company and President of Bluegreen Resorts. From 1997 to 2000 Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp. From 1994 to 1997, Mr. Maloney held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales and Marketing for the South Florida area. Mr. Maloney holds a bachelors degree in Economics.

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

      Susan J. Milanese joined the Company in 1988. During her tenure, she has held various management positions in the Company including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources and Administration. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds a B.B.A. in Accounting.

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

Item 14. CONTROLS AND PROCEDURES.

      In March 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to assure that the Company records, processes, summarizes and reports in a timely manner the material information that must be included in the Company's reports that are filed with or submitted to the Securities and Exchange Commission.

      In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and internal controls will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Chief Executive Officer and Chief Financial Officer Certifications

      Appearing immediately following the "Signatures" section of this report, there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries and the report of independent certified public accountants relating thereto, are included in Item 8.

      Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002

      Consolidated Statements of Income for the nine months ended December 31, 2002, the nine months ended December 30, 2001 and each of the two years in the period ended March 31, 2002

      Consolidated Statements of Shareholders' Equity for the nine months ended
        December 31, 2002 and each of the two years in the period ended March 31, 2002

      Consolidated Statements of Cash Flows for the nine months ended December
        31, 2002, the nine months ended December 30, 2001 and each of the two years in the period ended March 31, 2002

      Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

            The exhibits which are filed with this Annual Report on Form 10-KT or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 92 through 98 hereof and are incorporated herein by reference.

(b)  Reports on Form 8-K.

            On October 17, 2002, the Company filed a Current Report on Form 8-K dated October 2, 2002, reporting the acquisition of substantially all of the assets and certain liabilities of TakeMeOnVacation(TM), LLC, RVM Promotions, LLC and RVM Vacations, LLC, discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. This event was reported under Item 2, "Acquisition of Assets." This same Form 8-K also reported the Company's change in fiscal year end under Item 8, "Change in Fiscal Year" and discussed above under Item 5, "Other Information."

            On December 16, 2002, the Company filed an amendment to the aforementioned Form 8-K, which included the following Combined Financial Statements and Notes thereto of TMOV and the report of independent certified public accountants relating thereto:

      o     Combined Balance Sheet as of December 31, 2001
      o     Combined Statement of Income for the year ended December 31, 2001
      o Combined Statement of Members' Deficit for the year ended December 31, 2001
      o     Combined Statement of Cash Flows for the year ended December 31,
            2001
      o     Notes to Combined Financial Statements

            The amendment also included pro forma financial information regarding the acquisition of TMOV, as required under Article 11 of Regulation S-X.

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

                                    BLUEGREEN(R) CORPORATION
                                         (Registrant)


Date: March 25, 2003  By: /S/ GEORGE F. DONOVAN
                          -----------------------------------------
                          George F. Donovan,
                          President and Chief Executive Officer


Date: March 25, 2003  By: /S/ JOHN F. CHISTE
                          -----------------------------------------
                          John F. Chiste,
                          Senior Vice President, Treasurer and
                          Chief Financial Officer
                          (Principal Financial Officer)


Date: March 25, 2003  By: /S/ ANTHONY M. PULEO
                          -----------------------------------------
                          Anthony M. Puleo,
                          Vice President and Chief Accounting Officer
                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2003.

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

/S/ ANTHONY M. PULEO                        Vice President and Chief Accounting Officer
------------------------------              (Principal Accounting Officer)
Anthony M. Puleo

/S/ ALAN B. LEVAN                           Chairman of the Board of Directors
------------------------------
Alan B. Levan

/S/ JOHN E. ABDO                            Vice Chairman of the Board of Directors
------------------------------
John E. Abdo

/S/ NORMAN H. BECKER                        Director
------------------------------
Norman H. Becker

/S/ JOHN LAGUARDIA                          Director
------------------------------
John Laguardia

/S/ J. LARRY RUTHERFORD                     Director
------------------------------
J. Larry Rutherford

/S/ ARNOLD SEVELL                           Director
------------------------------
Arnold Sevell

I, George F. Donovan, certify that:

1. I have reviewed this transitional annual report on Form 10-KT of Bluegreen(R) Corporation;

2. Based on my knowledge, this transitional annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transitional annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this transitional annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transitional annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transitional annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this transitional annual report (the "Evaluation Date"); and

      c) presented in this transitional annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this transitional annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                                  /S/ GEORGE F. DONOVAN
                                                      --------------------------
                                                      George F. Donovan
                                                      Chief Executive Officer

I, John F. Chiste, certify that:

1. I have reviewed this transitional annual report on Form 10-KT of Bluegreen(R) Corporation;

2. Based on my knowledge, this transitional annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transitional annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this transitional annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transitional annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transitional annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this transitional annual report (the "Evaluation Date"); and

      c) presented in this transitional annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this transitional annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                                  /S/ JOHN F. CHISTE
                                                      --------------------------
                                                      John F. Chiste
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Number                                                Description

3.1        -     Restated Articles of Organization, as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).

3.2        -     Restated and amended By-laws of the Registrant (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 29, 2002).

4.4        -     Specimen of Common Stock Certificate (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended April 2, 2000).

4.6        -     Form of Indenture dated as of May 15, 1987 relating to the
                 Company's 8.25% Convertible Subordinated Debentures Due 2012, including Form of Debenture (incorporated by reference to exhibit of same designation to Registration Statement on Form
                 S-1, File No. 33-13753).

4.7        -     Indenture dated as of April 1, 1998 by and among the
                 Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008.
                 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

4.8        -     First Supplemental Indenture dated as of March 15, 1999 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10 1/2% Senior Secured Notes due 2008
                 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 28,
                 1999).

4.9        -     Second Supplemental Indenture dated as of December 31, 2000 by
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

4.11       -     Fourth Supplemental Indenture dated as of December 31, 2001 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly
                 SunTrust Bank, Central Florida, National Association), as Notes
                 Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008
                 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30, 2001).

4.12       -     Fifth Supplemental Indenture dated as of July 31, 2002 to the
                 Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly
                 SunTrust Bank, Central Florida, National Association), as Notes
                 Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008.

10.24     -     Form of Agreement dated June 27, 1989 between the Registrant
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

10.115     -     Purchase and Contribution Agreement dated November 15, 2002, by and among the Registrant and Bluegreen Receivables Finance
                 Corporation VI.

10.116     -     Sale Agreement dated November 15, 2002, by and among Bluegreen
                 Receivables Finance Corporation VI and BXG Receivables Note
                 Trust 2002-A.

10.117     -     Transfer Agreement dated November 15, 2002, by and among the
                 Registrant, BXG Receivables Owner Trust 2000 and Bluegreen
                 Receivables Finance Corporation VI.

10.118     -     Transfer Agreement dated November 15, 2002, by and among the
                 Registrant, BXG Receivables Note Trust 2001-A and Bluegreen
                 Receivables Finance Corporation VI.

10.119     -     Note Purchase Agreement dated December 3, 2002, between BXG
                 Receivables Note Trust 2002-A and ING Financial Markets LLC.

10.120     -     Trust Agreement dated November 15, 2002, by and among Bluegreen
                 Receivables Finance Corporation VI, GSS Holdings, Inc. and
                 Wilmington Trust Company.

10.121     -     Indenture dated November 15, 2002, between the Registrant, BXG
                 Receivables Note Trust 2002-A, Vacation Trust, Inc., Concord
                 Servicing Corporation and U.S. Bank National Association.

10.122     -     Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008
                 (incorporated by reference to exhibit 10.123 to Registration
                 Statement on Form S-4, File No. 333-50717).

10.123     -     Employment Agreement between George F. Donovan and the Company dated December 19, 2001 (incorporated by reference to exhibit
                 10.124 to Annual Report on Form 10-K for the fiscal year ended
                 March 31, 2002).

10.124     -     Promissory Note dated July 1, 2002 between George F. Donovan and Bluegreen Corporation (incorporated by reference to exhibit
                 10.148 to Quarterly Report on Form 10-Q dated June 30, 2002).

10.125     -     Employment Agreement between John F. Chiste and the Company dated December 27, 2001 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.126     -     Employment Agreement between Daniel C. Koscher and the Company dated May 22, 2002 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.127     -     Amended and Restated Credit Facility Agreement entered into as of April 16, 1998 between Finova Capital Corporation and the
                 Registrant (incorporated by reference to exhibit 10.129 to Registration Statement on Form S-4, File No. 333-50717).

10.128     -     Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova Capital
                 Corporation and the Registrant (incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated October
                 3, 1999).

10.129     -     Amended and Restated Loan and Security Agreement dated as of
                 September 23, 1997 between Foothill Capital Corporation and the
                 Registrant (incorporated by reference to exhibit 10.130 to Registration Statement on Form S-4, File No. 333-50717).

10.130     -     Amendment Number One to Loan and Security Agreement dated
                 December 1, 2000, by and between the Registrant and Foothill
                 Capital Corporation (incorporated by reference to exhibit
                 10.140 to Quarterly Report on Form 10-Q dated December 31,
                 2000).

10.131     -     Amendment Number Two to Loan and Security Agreement dated as of
                 November 9, 2001, by and between the Registrant and Foothill
                 Capital Corporation (incorporated by reference to exhibit
                 10.133 to Quarterly Report on Form 10-Q dated December 31,
                 2001).

10.132     -     Amendment Number Three to Loan and Security Agreement dated
                 August 28, 2002, by and between the Registrant and Foothill
                 Capital Corporation (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
                 September 29, 2002).

10.133     -     Loan and Security Agreement dated October 20, 1998, by the
                 Registrant and Bluegreen Resorts, Inc. as Borrowers and Heller
                 Financial, Inc. as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
                 December 27, 1998).

10.134     -     Amended and Restated Loan and Security Agreement dated as of
                 June 30, 1999, among the Registrant, Bluegreen Vacations
                 Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.138 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.135     -     Amended and Restated Loan and Security Agreement dated as of
                 June 29, 2000, among the Registrant, Bluegreen Vacations
                 Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.139 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.136     -     Third Amendment to Amended and Restated Loan and Security
                 Agreement dated as of October 16, 2000, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.
                 (incorporated by reference to exhibit 10.140 to Quarterly
                 Report on Form 10-Q dated October 1, 2000).

10.137     -     Fourth Amendment to Amended and Restated Loan and Security
                 Agreement dated as of October 16, 2001, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.
                 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2001).

10.138     -     Fifth Amendment to Amended and Restated Loan and Security
                 Agreement dated as of February 16, 2002, among the Registrant, Bluegreen Vacations Unlimited, Inc. and Heller Financial, Inc.
                 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31,
                 2002).

10.139     -     Master Bluegreen Resort Loan Facility dated October 20, 1998, by and between the Registrant and Heller Financial, Inc.
                 (incorporated by reference to exhibit 10.134 to Quarterly
                 Report on Form 10-Q dated December 27, 1998).

10.140     -     Acquisition Cost Reimbursement Loan Agreement dated as of
                 September 14, 1999, by and between Bluegreen Vacations
                 Unlimited, Inc. and Heller Financial, Inc. (incorporated by reference to exhibit 10.135 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.141     -     Acquisition and Construction Cost Reimbursement Loan Agreement
                 dated as of December 1, 1999, by and between Bluegreen
                 Vacations Unlimited, Inc. and Heller Financial, Inc.
                 (incorporated by reference to exhibit 10.136 to Quarterly
                 Report on Form 10-Q dated January 2, 2000).

10.142     -     Letter dated December 1, 1999, amending the Master Bluegreen
                 Resort Facility, dated as of October 20, 1998, between
                 Bluegreen Corporation and Heller Financial, Inc. (incorporated by reference to exhibit 10.137 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.145     -     Loan Agreement dated as of September 24, 1999, between
                 Bluegreen Properties of Virginia, Inc. and Branch Banking and
                 Trust Company (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.146     -     Construction Loan Agreement dated April 8, 2002, between
                 Bluegreen Vacations Unlimited, Inc. and Marshall, Miller &
                 Shroeder Investments Corporation (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2002).

10.147     -     Promissory Note dated April 8, 2002, between Bluegreen
                 Vacations Unlimited, Inc. and Marshall, Miller & Shroeder
                 Investments Corporation (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June
                 30, 2002).

10.149     -     Loan Agreement dated as of September 25, 2002, between
                 Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs,
                 Inc., Bluegreen Properties of Virginia, Inc., Bluegreen
                 Southwest One, L.P. and Residential Funding Corporation
                 (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated September 25, 2002).

10.150     -     Revolving Promissory Note dated as of September 25, 2002,
                 between Bluegreen Corporation of the Rockies, Bluegreen Golf
                 Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen
                 Southwest One, L.P. and Residential Funding Corporation
                 (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated September 25, 2002).

10.153     -     Second Amended and Restated Loan Agreement dated December 31,
                 2002 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the
                 $12.5 million, unsecured, revolving line-of-credit due December
                 31, 2003.

10.154     -     Second Amended and Restated Promissory Note dated December 31,
                 2002 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the
                 $12.5 million, unsecured, revolving line-of-credit due December
                 31, 2003.

10.155     -     Loan Agreement dated February 10, 2003, between Bluegreen
                 Vacations Unlimited, Inc. and Residential Funding Corporation.

10.156     -     Revolving Promissory Note (AD&C Loan) dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential
                 Funding Corporation.

10.157     -     Loan and Security Agreement dated February 10, 2003, between the Registrant, Residential Funding Corporation, Bluegreen
                 Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations,
                 LLC.

10.158     -     Revolving Promissory Note (Receivables Loan) dated February 10,
                 2003, between the Registrant, Residential Funding Corporation,
                 Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar
                 Vacations, LLC.

10.159     -     Full Guaranty dated February 10, 2003, by the Registrant in favor of Residential Funding Corporation.

10.200     -     Marketing and Promotions Agreement dated as of June 16, 2000, by and between Big Cedar L.L.C., Bass Pro, Inc., Bluegreen
                 Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations,
                 LLC. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.201     -     Advertising Advance Loan dated as of June 16, 2000 by and
                 between Big Cedar L.L.C., as Maker, and Bluegreen Vacations
                 Unlimited, Inc., as Holder (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.202     -     Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as User),
                 Bass Pro, Inc. and Bass Pro Outdoors Online, L.L.C. (as Owners)
                 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.203     -     Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as Owner),
                 Bass Pro, Inc. and Bass Pro Outdoors Online, L.L.C. (as Users)
                 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.204     -     Contribution Agreement dated as of June 16, 2000 by and between
                 Bluegreen Vacations Unlimited, Inc. and Big Cedar L.L.C.
                 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.205     -     Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of June 16, 2000 by and among Bluegreen Vacations Unlimited,
                 Inc. and Big Cedar L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July
                 2, 2000).

10.206     -     Administrative Services Agreement dated as of June 16, 2000 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen
                 Vacations Unlimited, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July
                 2, 2000).

10.207     -     Servicing Agreement dated as of June 16, 2000 by and among the
                 Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar
                 L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2,
                 2000).

10.208     -     Asset Purchase Agreement dated as of September 30, 2002, by and among TakeMeOnVacation, LLC, RVM Promotions, LLC, RVM
                 Vacations, LLC and Leisure Plan, Inc. (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated October 2, 2002).

18         -     Letter re: Change in Accounting Principle.

21.1       -     List of Subsidiaries.

23.1       -     Consent of Ernst & Young LLP.

99.1       -     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002