Form 10-Q
period 2003-03-31
BLUEGREEN CORP
filed 2003-05-15
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Quarterly period ended March 31, 2003

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2003, there were 27,343,428 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,588,128 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information (unaudited)

Item 1. Financial Statements                                                Page
                                                                            ----

        Condensed Consolidated Balance Sheets at
             March 31, 2003 and December 31, 2002...........................   3

        Condensed Consolidated Statements of Income - Three Months
             Ended March 31, 2003 and 2002..................................   4

        Condensed Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 2003 and 2002..................................   5

        Notes to Condensed Consolidated Financial Statements ...............   7

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition .................  17

Item 3. Quantitative and Qualitative
             Disclosures About Market Risk .................................  31

Item 4. Controls and Procedures.............................................  31

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K ...................................  32

Signatures..................................................................  33

Certifications..............................................................  34

Note: The terms "Bluegreen" and "Bluegreen Vacation Club" are registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                            March 31,   December 31,
                                                              2003         2002
                                                              ----         ----
                                                           (unaudited)    (Note)
ASSETS
Cash and cash equivalents (including restricted cash of
   approximately $27,127 and $20,551 million at
   March 31, 2003 and December 31, 2002, respectively) ..   $  53,337    $  46,905
Contracts receivable, net ...............................      19,165       16,230
Notes receivable, net ...................................      57,315       61,795
Prepaid expenses ........................................      11,918       11,630
Inventory, net ..........................................     191,645      173,131
Retained interests in notes receivable sold .............      49,985       44,228
Property and equipment, net .............................      52,486       51,787
Intangible assets .......................................      12,220       13,269
Other assets ............................................      16,024       15,017
                                                            ---------    ---------
   Total assets .........................................   $ 464,095    $ 433,992
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ........................................   $   6,602    $   5,878
Accrued liabilities and other ...........................      42,843       31,537
Deferred income .........................................      20,549       19,704
Deferred income taxes ...................................      32,673       31,208
Receivable-backed notes payable .........................      14,063        5,360
Lines-of-credit and notes payable .......................      39,128       34,409
10.50% senior secured notes payable .....................     110,000      110,000
8.25% convertible subordinated debentures ...............      34,371       34,371
                                                            ---------    ---------
   Total liabilities ....................................     300,229      272,467

Commitments and contingencies

Minority interest .......................................       3,523        3,242

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized;
   none issued ..........................................          --           --
Common stock, $.01 par value, 90,000 shares authorized;
   27,343 and 27,343 shares issued at March 31, 2003 and
December 31, 2002, respectively .........................         273          273
Additional paid-in capital ..............................     123,535      123,535
Treasury stock, 2,756 common shares at cost at both
    March 31, 2003 and December 31, 2002 ................     (12,885)     (12,885)
Accumulated other comprehensive income, net of income
     taxes ..............................................         393          460
Retained earnings .......................................      49,027       46,900
                                                            ---------    ---------
   Total shareholders' equity ...........................     160,343      158,283
                                                            ---------    ---------
   Total liabilities and shareholders' equity ...........   $ 464,095    $ 433,992
                                                            =========    =========

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                              Three Months Ended
                                                                      March 31, 2003      March 31, 2002
                                                                      --------------      --------------
Revenues:
   Sales ........................................................      $     61,782        $     55,925
   Other resort and golf operations revenue .....................            13,212               6,286
   Interest income ..............................................             3,755               3,592
   Gain on sale of notes receivable .............................             1,561               2,066
   Other income .................................................               572                 115
                                                                       ------------        ------------
                                                                             80,882              67,984
Costs and expenses:
   Cost of sales ................................................            19,060              22,392
   Cost of other resort and golf operations .....................            14,147               5,700
   Selling, general and administrative expenses .................            39,230              33,899
   Interest expense .............................................             3,004               2,888
   Provision for loan losses ....................................             1,526               1,168
                                                                       ------------        ------------
                                                                             76,967              66,047
                                                                       ------------        ------------

Income before income taxes ......................................             3,915               1,937
Provision for income taxes ......................................             1,507                 746
Minority interest in income of consolidated subsidiary ..........               281                 142
                                                                       ------------        ------------
Net income ......................................................      $      2,127        $      1,049
                                                                       ============        ============

Income per common share:

Basic ...........................................................      $       0.09        $       0.04
                                                                       ============        ============
Diluted .........................................................      $       0.09        $       0.04
                                                                       ============        ============

Pro forma effect of retroactive application of change in accounting principle (Note 1):

Net loss ........................................................                          $        (86)
                                                                                           ============
Basic earnings per share ........................................                          $       0.00
                                                                                           ============
Diluted earnings per share ......................................                          $       0.00
                                                                                           ============

Weighted average number of common and common equivalent shares:

Basic ...........................................................            24,588              24,304
                                                                       ============        ============
Diluted .........................................................            24,687              24,407
                                                                       ============        ============

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                              March 31,   March 31,
                                                                                                2003        2002
                                                                                              --------    --------
Operating activities:
   Net income .............................................................................   $  2,127    $  1,049
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in income of consolidated subsidiary ..............................        281         142
      Depreciation and amortization .......................................................      3,374       2,204
      Amortization of discount on note payable ............................................         --          64
      Gain on sale of notes receivable ....................................................     (1,561)     (2,066)
      (Gain) loss on sale of property and equipment .......................................       (218)         39
      Provision for loan losses ...........................................................      1,526       1,168
      Provision for deferred income taxes .................................................      1,507         746
      Interest accretion on retained interests in notes receivable sold ...................     (1,314)     (1,139)
      Proceeds from sales of notes receivable .............................................     24,427      27,817
      Proceeds from borrowings collateralized by notes receivable .........................      9,258         429
      Payments on borrowings collateralized by notes receivable ...........................       (433)     (1,373)

   Change in operating assets and liabilities:
      Contracts receivable ................................................................     (2,935)     (9,992)
      Notes receivable ....................................................................    (27,671)    (21,275)
      Inventory ...........................................................................     (2,304)      9,584
      Other assets ........................................................................       (756)       (443)
      Accounts payable, accrued liabilities and other .....................................     12,875       5,074
                                                                                              --------    --------
Net cash provided by operating activities .................................................     18,183      12,028
                                                                                              --------    --------
Investing activities:
   Purchases of property and equipment ....................................................     (1,974)     (2,494)
   Sales of property and equipment ........................................................        138          10
   Cash received from retained interests in notes receivable sold .........................      1,146       4,304
                                                                                              --------    --------
Net cash provided (used) by investing activities ..........................................       (690)      1,820
                                                                                              --------    --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ..................................................................         --      13,322
   Payments under line-of-credit facilities and other notes payable .......................    (10,015)    (16,849)
   Payment of debt issuance costs .........................................................     (1,046)        (83)
                                                                                              --------    --------
Net cash used by financing activities .....................................................    (11,061)     (3,610)
                                                                                              --------    --------
Net increase in cash and cash equivalents .................................................      6,432      10,238
Cash and cash equivalents at beginning of period ..........................................     46,905      38,477
                                                                                              --------    --------
Cash and cash equivalents at end of period ................................................     53,337      48,715
Restricted cash and cash equivalents at end of period .....................................    (27,127)    (27,669)
                                                                                              --------    --------
Unrestricted cash and cash equivalents at end of period ...................................   $ 26,210    $ 21,046
                                                                                              ========    ========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          Condensed Consolidated Statements of Cash Flows - - continued
                             (amounts in thousands)
                                   (unaudited)

                                                                         Three Months Ended
                                                                     March 31,       March 31,
                                                                       2003            2002
                                                                       ----            ----
Supplemental schedule of non-cash operating, investing
    and financing activities

      Retained interests in notes receivable sold ...............   $    5,698      $    7,513
                                                                    ==========      ==========

      Property and equipment acquired through financing .........   $      463      $       74
                                                                    ==========      ==========

      Inventory acquired through foreclosure or
       deedback in lieu of foreclosure ..........................   $    1,939      $    3,247
                                                                    ==========      ==========

      Inventory acquired through financing ......................   $   14,271      $       --
                                                                    ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Transitional Annual Report on Form 10-KT for the nine months ended December 31, 2002.

      On October 14, 2002, the Company's Board of Directors approved a change in the Company's fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31. Accordingly, the financial information presented in the accompanying condensed consolidated financial statements is based on the Company's new fiscal year.

      Organization

      The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf communities businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business ("Bluegreen Resorts") acquires, develops and markets Timeshare Interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the buyer of the points-based Bluegreen Vacation Club (the "Club") product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity. "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells Timeshare Interests in 13 resorts located in the United States and Aruba. The Company also markets and sells Timeshare Interests in its resorts at five off-site sales locations. The Company's residential land and golf communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets the subdivided residential home sites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the three months ended March 31, 2003, sales generated by Bluegreen Resorts and Bluegreen Communities represented approximately 72% and 28%, respectively, of the Company's total sales. The Company's other resort and golf operations revenues are generated from mini-vacation package sales, timeshare tour sales, resort property management services, resort title services, resort amenity operations, hotel operations and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of Timeshare Interests and, to a nominal extent, home sites sold by Bluegreen Communities.

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

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)

      Cumulative Effect of Change in Accounting Principle

      During the three months ended March 31, 2002, the Company deferred the costs of generating timeshare tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions", that was exposed for public comment by the Financial Accounting Standards Board (the "FASB") in February 2003. The pro forma effect of a retroactive application of the change in accounting principle on the operating results of the Company for the three months ended March 31, 2002 is presented on the condensed consolidated statement of income.

      Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. The Company excluded approximately 1.6 million and 1.8 million anti-dilutive stock options from its computations of earnings per common share during the three months ended March 31, 2003 and 2002, respectively.

      The following table sets forth the computation of basic and diluted earnings per share:

      (in thousands, except per share data)                                 Three Months Ended
                                                                          March 31,    March 31,
                                                                             2003         2002
                                                                          ----------------------
      Basic earnings per share - numerator:
          Net income ..................................................   $    2,127   $    1,049
                                                                          ==========   ==========
      Diluted earnings per share - numerator:
          Net income - basic ..........................................   $    2,127   $    1,049
          Effect of dilutive securities (net of tax effects) ..........           --           --
                                                                          ----------   ----------
          Net income  - diluted .......................................   $    2,127   $    1,049
                                                                          ==========   ==========
      Denominator:
        Denominator for basic earnings per share -
           weighted-average shares ....................................       24,588       24,304
        Effect of dilutive securities:
             Stock options ............................................           99          103
             Convertible securities ...................................           --           --
                                                                          ----------   ----------
       Dilutive potential common shares ...............................           99          103
                                                                          ----------   ----------
       Denominator for diluted earnings per share -
           adjusted weighted-average shares and assumed
           conversions ................................................       24,687       24,407
                                                                          ==========   ==========
       Basic earnings per common share ................................   $     0.09   $     0.04
                                                                          ==========   ==========
       Diluted earnings per common share ..............................   $     0.09   $     0.04
                                                                          ==========   ==========

      Sales of Notes Receivable and Related Retained Interests

      When the Company sells notes receivable either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

      The fair value of the retained interests in the notes receivable sold is initially and periodically measured based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. The Company revalues its retained interests in notes receivable sold on a quarterly basis.

      The Company's retained interests in notes receivable sold are considered to be available-for-sale investments and, accordingly, are carried at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized holding gains or losses on retained interests in notes receivable sold are included in shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations. Interest on the Company's securities is accreted using the effective yield method.

      Recent Accounting Pronouncements

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the three months ended March 31, 2003.

      On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the three months ended March 31, 2003.

      On January 1, 2003, the Company adopted the accounting provisions of Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company had previously adopted the disclosure requirements of FIN 45 during the nine months ended December 31, 2002. FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The adoption of the accounting requirements of FIN 45 did not have an impact on the Company's financial position or results of operations as of and for the three months ended March 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs, such as the SPEs created in connection with the Company's receivable purchase facilities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not and is not expected to have a material impact on the results of operations or financial position of the Company.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") SOP, "Accounting for Real Estate Time-Sharing Transactions" and a proposed FASB Statement, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and No. 67." The proposed SOP, if adopted by the FASB, would primarily impact the Company's recognition of certain sales of Timeshare Interests and the manner in which the Company accounts for the cost of sales of Timeshare Interests. Currently, it appears that a final pronouncement on timeshare transactions would not be effective for the Company until the year ending December 31, 2005. The Company has not as yet evaluated the impact of the proposed SOP on its results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the results of operations or financial position of the Company.

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", encourages, but does not require companies to record compensation cost for employee stock options at fair value. The Company has elected to continue to account for stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option.

      Pro forma information regarding net income and earnings per share as if the Company had accounted for its grants of stock options to its employees under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: risk free investment rates of 2.8% and 5.5%; dividend yields of 0% and 0%; a volatility factor of the expected market price of the Company's common stock of .733 and .698; and a weighted average life of the options of 5.0 years and 5.0 years, respectively. There were 517,508 stock options granted during the three months ended March 31, 2003.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of the Company's stock option grants. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                         Three Months Ended
                                                                       March 31,      March 31,
                                                                         2003           2002
                                                                      ------------------------
            Net income as reported ................................   $    2,127    $    1,049
            Pro forma stock-based employee compensation cost,
                   net of tax .....................................         (125)          712
                                                                      ----------    ----------
            Pro forma net income ..................................   $    2,002    $    1,761
                                                                      ==========    ==========
            Earnings per share as reported
                Basic .............................................   $     0.09    $     0.04
                Diluted ...........................................   $     0.09    $     0.04

            Pro forma earnings per share
                Basic .............................................   $     0.08    $     0.07
                Diluted ...........................................   $     0.08    $     0.07

      Other Comprehensive Income

      Other comprehensive income on the condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments.

      The following table discloses the components of the Company's comprehensive income for the periods presented (in thousands):

                                                                         Three Months Ended
                                                                       March 31,      March 31,
                                                                         2003           2002
                                                                      ------------------------
           Net income ............................................    $    2,127    $    1,049
           Net unrealized losses on retained interests in notes
                receivable sold, net of income taxes .............           (67)          (18)
                                                                      ----------    ----------
           Total comprehensive income ............................    $    2,060    $    1,031
                                                                      ==========    ==========

2.    Acquisition

      On October 2, 2002, Leisure Plan, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (the "Acquisition"). The Subsidiary was a newly-formed entity with no prior operations. As part of the Acquisition, the Subsidiary paid $2.3 million in cash at the closing of the Acquisition on October 2, 2002 (including a

      $292,000 payment for certain refundable deposits) and $500,000 in cash on March 31, 2003. The Subsidiary also agreed to pay contingent consideration up to a maximum of $12.5 million through December 31, 2007, based on the Subsidiary's Net Operating Profit (as that term is defined in Section 1.49 of the Asset Purchase Agreement), as follows:

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

      Applicable payments will be made after the end of each calendar year, commencing with the year ending December 31, 2003. Should any contingent consideration be paid, the Company will record that amount as goodwill.

3.    Sale of Notes Receivable

      In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank NV, acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Finance Subsidiary"), and the Finance Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING earns a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, and LIBOR plus 1.25% thereafter, subject to use of alternate return rates in certain circumstances. In addition, ING received a 0.25% annual facility fee through April 15, 2003. The ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

      On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of timeshare loan-backed securities on behalf of the Company (the "2002 Term Securitization"). The $181.0 million in aggregate principal of timeshare receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the ING Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold to General Electric Capital Real Estate ("GE") and Barclays Bank, PLC ("Barclays"), a completed purchase facility (the "GE/Barclays Purchase Facility"); and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with GE under a timeshare receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the ING Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility.

      As a result of the 2002 Term Securitization, the availability under the Purchase Facility, as amended, allowed for sales of additional notes receivable for a cumulative purchase price of up to $75.0 million on a revolving basis through July 23, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent. During the three months ended March 31, 2003, the Company sold approximately $28.7 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a purchase price of $24.4 million. As a result of the sale, the Company recognized a gain of approximately $1.6 million and recorded retained interests in notes receivable sold and servicing assets of approximately $5.7 million and $290,000, respectively. As of March 31, 2003, the Finance Subsidiary could sell an additional $32.6 million under the ING Purchase Facility (the availability under the Purchase Facility increases as the principal balance of the receivables sold is received from the customer).

      The Company acts as servicer under the ING Purchase Facility for a fee.

      ING's obligation to purchase under the ING Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to ING, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company, (4) a material adverse change to the Company since December 31, 2001, (5) the amount borrowed under the ING Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a oSignificant Arrangemento), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company's tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company's tangible net worth to become due, (9) the Company's tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the ING Purchase Facility, (10) the ratio of the Company's debt to tangible net worth exceeding 6 to 1, or (11) the failure of the Company to perform its servicing obligations.

      The following assumptions were used to measure the initial fair value of the retained interests for the sale completed in March 2003: Prepayment rates ranging from 17% to 14% per annum as the portfolio matures; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

4.    Receivable-backed Notes Payable

      On February 10, 2003, the Company entered into a $50.0 million revolving timeshare receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation, an affiliate of General Motors Acceptance Corporation. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. During the three months ended March 31, 2003, the Company borrowed an aggregate of $9.3 million pursuant to the GMAC Receivables Facility, with $9.2 million of such borrowings outstanding at March 31, 2003.

5.    Lines-of-Credit and Notes Payable

      On January 21, 2003, the Company borrowed $4.8 million pursuant to an existing, now expired, credit facility with Finova Capital Corporation. The proceeds from the borrowing were used to acquire 2,341 Timeshare Interests in a resort called the Casa Del Mar(TM), located in Daytona Beach, Florida for a total purchase price of $5.3 million. The borrowing requires principal payments based on agreed-upon release prices as Timeshare Interests are sold, subject to certain minimums, and bears interest at the greater of 7% or the prime lending rate plus 2%, payable monthly. The final maturity of this note payable is January 31, 2005.

      On March 26, 2003, the Company borrowed $8.5 million pursuant to an existing revolving credit facility with Foothill Capital Corporation. The proceeds from the borrowing were used to acquire 1,142 acres of land in Braselton, Georgia for the purpose of developing a golf course community to be known as the Traditions of Braselton(TM). The total purchase price of the land was $12.3 million. The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. The final maturity of the borrowing is March 10, 2006.

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

             CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 2003

                                                                             COMBINED       COMBINED
         (UNAUDITED)                                         BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
       (IN THOUSANDS)                                       CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                            -----------    ------------    ----------    ------------   ------------
ASSETS
    Cash and cash equivalents .........................      $  22,353       $  23,103      $   7,881      $      --      $  53,337
    Contracts receivable, net .........................             --           1,331         17,834             --         19,165
    Intercompany receivable ...........................        101,399              --             --       (101,399)            --
    Notes receivable, net .............................          1,736          11,137         44,442             --         57,315
    Inventory, net ....................................             --          21,087        170,558             --        191,645
    Retained interests in notes receivable sold .......             --          49,985             --             --         49,985
    Investments in subsidiaries .......................          7,730              --          3,230        (10,960)            --
    Property and equipment, net .......................          9,905           1,895         40,686             --         52,486
    Other assets ......................................          5,949           2,934         31,279             --         40,162
                                                             ---------       ---------      ---------      ---------      ---------
       Total assets ...................................      $ 149,072       $ 111,472      $ 315,910      $(112,359)     $ 464,095
                                                             =========       =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities
    Accounts payable, deferred income,
     accrued liabilities and other ....................      $  11,724       $  30,357      $  27,913      $      --      $  69,994
    Intercompany payable ..............................             --           3,235         98,164       (101,399)            --
    Deferred income taxes .............................        (20,413)         25,957         27,129             --         32,673
    Lines-of-credit and receivable-backed
     notes payable ....................................          2,260          11,424         39,507             --         53,191
    10.50% senior secured notes payable ...............        110,000              --             --             --        110,000
    8.25% convertible subordinated
      debentures ......................................         34,371              --             --             --         34,371
                                                             ---------       ---------      ---------      ---------      ---------
       Total liabilities ..............................        137,942          70,973        192,713       (101,399)       300,229

    Minority interest .................................             --              --             --          3,523          3,523

Total shareholders' equity ............................         11,130          40,499        123,197        (14,483)       160,343
                                                             ---------       ---------      ---------      ---------      ---------
Total liabilities and shareholders' equity ............      $ 149,072       $ 111,472      $ 315,910      $(112,359)     $ 464,095
                                                             =========       =========      =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31, 2003
                                                                              ---------------------------------
                                                                             COMBINED       COMBINED
                                                             BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                            CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                            -----------    ------------    ----------    ------------   ------------
REVENUES
    Sales .............................................      $      --       $   6,427      $  55,355      $      --     $  61,782
    Other resort and golf operations revenue ..........             --           1,145         12,067             --        13,212
    Management fees ...................................          7,141              --             --         (7,141)           --
    Interest income ...................................             73           1,808          1,874             --         3,755
    Gain on sale of notes receivable ..................             --           1,561             --             --         1,561
    Other income ......................................             83              21            468             --           572
                                                             ---------       ---------      ---------      ---------     ---------
                                                                 7,297          10,962         69,764         (7,141)       80,882
COST AND EXPENSES
    Cost of sales .....................................             --           1,848         17,212             --        19,060
    Cost of other resort and golf operations ..........             --             421         13,726             --        14,147
    Management fees ...................................             --             211          6,930         (7,141)           --
    Selling, general and administrative expenses ......          7,702           3,871         27,657             --        39,230
    Interest expense ..................................          2,372              88            544             --         3,004
    Provision for loan losses .........................             --             342          1,184             --         1,526
                                                             ---------       ---------      ---------      ---------     ---------
                                                                10,074           6,781         67,253         (7,141)       76,967
                                                             ---------       ---------      ---------      ---------     ---------
    Income (loss) before income taxes .................         (2,777)          4,181          2,511             --         3,915
    Provision (benefit) for income taxes ..............         (1,069)          1,293          1,283             --         1,507
    Minority interest in income of consolidated
        subsidiary ....................................             --              --             --            281           281
                                                             ---------       ---------      ---------      ---------     ---------
    Net income (loss) .................................      $  (1,708)      $   2,888      $   1,228      $    (281)    $   2,127
                                                             =========       =========      =========      =========     =========

                                                                              THREE MONTHS ENDED MARCH 31, 2002
                                                                              ---------------------------------
                                                                             COMBINED       COMBINED
                                                             BLUEGREEN     NON-GUARANTOR   SUBSIDIARY
                                                            CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                            -----------    ------------    ----------    ------------   ------------
REVENUES
    Sales .............................................      $      --       $   7,064      $  48,861      $      --     $  55,925
    Other resort and golf operations revenue ..........             --           1,343          4,943             --         6,286
    Management fees ...................................          5,840              --             --         (5,840)           --
    Interest income ...................................             87           1,522          1,983             --         3,592
    Gain on sale of notes receivable ..................             --           2,066             --             --         2,066
    Other income (expense) ............................            249            (330)           196             --           115
                                                             ---------       ---------      ---------      ---------     ---------
                                                                 6,176          11,665         55,983         (5,840)       67,984
COST AND EXPENSES

    Cost of sales .....................................             --           2,003         20,389             --        22,392
    Cost of other resort and golf operations ..........             --             380          5,320             --         5,700
    Management fees ...................................             --             261          5,579         (5,840)           --
    Selling, general and administrative expenses ......          7,225           3,614         23,060             --        33,899
    Interest expense ..................................          2,119             118            651             --         2,888
    Provision for loan losses .........................             --             102          1,066             --         1,168
                                                             ---------       ---------      ---------      ---------     ---------
                                                                 9,344           6,478         56,065         (5,840)       66,047
                                                             ---------       ---------      ---------      ---------     ---------
    Income (loss) before income taxes .................         (3,168)          5,187            (82)            --         1,937
    Provision (benefit) for income taxes ..............         (1,220)          1,997            (31)            --           746
    Minority interest in income of consolidated
        subsidiary ....................................             --              --             --            142           142
                                                             ---------       ---------      ---------      ---------     ---------
    Net income (loss) .................................      $  (1,948)      $   3,190      $     (51)     $    (142)    $   1,049
                                                             =========       =========      =========      =========     =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31, 2003
                                                                                       ---------------------------------
                                                                                              COMBINED     COMBINED
                                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                              CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
                                                                              -----------   ------------   ----------   ------------
Operating activities:
Net cash provided by operating activities ..................................   $    1,794    $    4,915    $   11,474    $   18,183
                                                                               ----------    ----------    ----------    ----------
Investing activities:
   Purchases of property and equipment .....................................         (216)          (59)       (1,699)       (1,974)
   Sales of property and equipment .........................................           --            --           138           138
   Cash received from retained interests in notes receivable sold ..........           --         1,146            --         1,146
                                                                               ----------    ----------    ----------    ----------
Net cash provided (used) by investing activities ...........................         (216)        1,087        (1,561)         (690)
                                                                               ----------    ----------    ----------    ----------
Financing activities:
  Payments under line-of-credit facilities and other notes payable .........       (1,547)           --        (8,468)      (10,015)
  Payment of debt issuance costs ...........................................          (51)         (850)         (145)       (1,046)
                                                                               ----------    ----------    ----------    ----------
Net cash used by financing activities ......................................       (1,598)         (850)       (8,613)      (11,061)
                                                                               ----------    ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents .......................          (20)        5,152         1,300         6,432
Cash and cash equivalents at beginning of period ...........................       22,373        17,951         6,581        46,905
                                                                               ----------    ----------    ----------    ----------
Cash and cash equivalents at end of period .................................       22,353        23,103         7,881        53,337
Restricted cash at end of period ...........................................         (173)      (21,455)       (5,499)      (27,127)
                                                                               ----------    ----------    ----------    ----------
Unrestricted cash and cash equivalents at end of period ....................   $   22,180    $    1,648    $    2,382    $   26,210
                                                                               ==========    ==========    ==========    ==========

                                                                                       THREE MONTHS ENDED MARCH 31, 2002
                                                                                       ---------------------------------
                                                                                              COMBINED     COMBINED
                                                                               BLUEGREEN    NON-GUARANTOR  SUBSIDIARY
                                                                              CORPORATION   SUBSIDIARIES   GUARANTORS   CONSOLIDATED
                                                                              -----------   ------------   ----------   ------------
Operating activities:
Net cash provided (used) by operating activities ...........................   $  8,356       $   (449)      $  4,121    $ 12,028
                                                                               --------       --------       --------    --------
Investing activities:
   Purchases of property and equipment .....................................       (723)          (368)        (1,403)     (2,494)
   Sales of property and equipment .........................................          1             --              9          10
   Cash received from retained interests in notes receivable sold ..........         --          4,304             --       4,304
                                                                               --------       --------       --------    --------
Net cash provided (used) by investing activities ...........................       (722)         3,936         (1,394)      1,820
                                                                               --------       --------       --------    --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     other notes payable ...................................................      9,850             --          3,472      13,322
  Payments under line-of-credit facilities and other notes payable .........     (9,821)          (897)        (6,131)    (16,849)
  Payment of debt issuance costs ...........................................        (21)           (51)           (11)        (83)
                                                                               --------       --------       --------    --------
Net cash (used) provided by financing activities ...........................          8           (948)        (2,670)     (3,610)
                                                                               --------       --------       --------    --------
Net increase in cash and cash equivalents ..................................      7,642          2,539             57      10,238
Cash and cash equivalents at beginning of period ...........................     10,969         19,036          8,472      38,477
                                                                               --------       --------       --------    --------
Cash and cash equivalents at end of period .................................     18,611         21,575          8,529      48,715
Restricted cash and cash equivalents at end of period ......................         --        (20,169)        (7,500)    (27,669)
                                                                               --------       --------       --------    --------
Unrestricted cash and cash equivalents at end of period ....................   $ 18,611       $  1,406       $  1,029    $ 21,046
                                                                               ========       ========       ========    ========

7.    Contingencies

      In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of these claims and proceedings are incidental to its business.

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of Timeshare Interests at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of March 31, 2003, aggregate interest was approximately $1.9 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to set off payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. (One of the former RDI stockholders is currently employed by the Company as its Senior Vice President of Sales for Bluegreen Resorts.) The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed timeshare sales with RDI without paying sales tax on their purchases. Based on management's assessment of the Company's position in the Petition, the Company's right of set off with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter.

8.    Business Segments

      The Company has two reportable business segments. Bluegreen Resorts acquires, develops and markets Timeshare Interests at the Company's resorts and Bluegreen Communities acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

      Required disclosures for the Company's business segments are as follows (in thousands):

                                                                   Bluegreen      Bluegreen
                                                                    Resorts      Communities      Totals
                                                                   --------------------------------------
            As of and for the three months ended March 31, 2003
            Sales                                                    $44,562      $ 17,220      $ 61,782
            Other resort and golf operations revenue                  11,933         1,279        13,212
            Depreciation expense                                         795           398         1,193
            Field operating profit                                     7,227         1,192         8,419
            Inventory, net                                            75,979       115,666       191,645

            As of and for the three months ended March 31, 2002
            Sales                                                    $33,380      $ 22,545      $ 55,925
            Other resort and golf operations revenue                   5,674           612         6,286
            Depreciation expense                                         712           275           987
            Field operating profit                                     4,759         1,206         5,965
            Inventory, net                                            88,288       101,400       187,688

      Field operating profit for reportable segments reconciled to consolidated income before income taxes is as follows (in thousands):

                                                              Three Months Ended March 31
                                                              ---------------------------
                                                                   2003           2002
                                                              ---------------------------
            Field operating profit for reportable segments       $ 8,419        $ 5,965
            Interest income                                        3,755          3,592
            Gain on sale of notes receivable                       1,561          2,066
            Other income                                             572            115
            Corporate general and administrative expenses         (5,862)        (5,745)
            Interest expense                                      (3,004)        (2,888)
            Provision for loan losses                             (1,526)        (1,168)
                                                                 -------        -------
            Consolidated income before income taxes              $ 3,915        $ 1,937
                                                                 =======        =======

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      Bluegreen Corporation (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make written or oral forward-looking statements in its annual report to stockholders, in press releases and in other written materials, and in oral statements made by its officers, directors and employees. Such statements may be identified by forward-looking words such as "may", "intend", "expect", "anticipate," "believe," "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for the Company's products, the Company's expected future sales, financial position, operating results and liquidity and capital resources and its business strategy, financial plan and expected capital requirements and trends in the Company's operations or results are forward-looking statements. Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. Factors that could adversely affect the Company's future results can also be considered general "risk factors" with respect to the Company's business, whether or not they relate to a forward-looking statement. The Company wishes to caution readers that the following important factors, among other risk factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

      a) Risks associated with changes in national, international or regional economic conditions that can adversely affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates;

      b) Risks associated with the imposition of additional compliance costs on the Company as the result of changes in or the interpretation of any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation. Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company's inventories and services will adversely impact the Company's ability to make sales in any of its current or future markets at its current relative marketing cost;

      c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development, financing and carrying costs of inventories may exceed those anticipated);

      d) Risks associated with an inability to locate suitable inventory for acquisition, or with a shortage of available inventory in the Company's principal markets;

      e) Risks associated with delays in bringing the Company's inventories to market due to, among other things, changes in regulations governing the Company's operations, adverse weather conditions, natural disasters or changes in the availability of development financing on terms acceptable to the Company;

      f) Risks associated with changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law, which may limit the effective interest rates that the Company may charge on its notes receivable;

      g) Risks associated with a decreased willingness on the part of banks to extend direct customer home site financing or an increased costs thereof, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales;

      h) Risks associated with the fact that the Company requires external sources of liquidity to support its operations, acquire, carry, develop and sell real estate and satisfy its debt and other obligations, and the Company may not be able to locate external sources of liquidity on favorable terms or at all;

      i) Risks associated with the inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and timeshare notes receivable, including the inability to consummate or fund securitization transactions or to consummate fundings under facilities;

      j) Risks associated with an increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure, which could, among other things, reduce the Company's interest income, increase loan losses and make it more difficult and expensive for the Company to sell and/or pledge receivables and reduce cash flow on and the fair value of retained interests on notes receivable sold;

      k) Risks associated with increase in costs to develop inventory for sale and/or selling, general and administrative expenses which impact the achievement of anticipated profit and operating margins;

      l) Risks associated with an increase or decrease in the number of land or resort properties subject to percentage-of-completion accounting, which requires deferral of profit recognition on such projects until development is substantially complete as such increases or decreases could cause material fluctuations in period-to-period results of operations;

      m) Risks associated with the failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments, and/or other credit agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity. In addition, the failure to satisfy certain covenants contained in the Company's receivable purchase facilities could materially defer or reduce future cash receipts on the Company's retained interests in notes receivable sold. Any such failure could impair the fair value of the retained interests in notes receivable sold and materially, adversely impact the Company's liquidity position and its results of operations;

      n) The risk of the Company incurring an unfavorable judgment in any litigation, and the impact of any related monetary or equity damages;

      o) Risks associated with selling Timeshare Interests in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships;

      p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Bluegreen Vacation Club (the oClubo) is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements;

      q) The risk that any contemplated transactions currently under negotiation will not close or conditions to funding under existing or future facilities will not be satisfied;

      r) Risks relating to any joint venture that the Company is a party to, including risks that a dispute may arise with a joint venture partner, that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated;

      s) Risks that currently proposed or future changes in accounting principles will have an adverse impact on the Company;

      t) Risks that a short-term or long-term decrease in the amount of vacation travel (whether as a result of economic, political or other factors), including, but not limited to, air travel, by American consumers will have an adverse impact on the Company's timeshare sales;

      u) Risks associated with the Company's significant investment in and operation of golf courses, the profitability of which and potential gain or loss upon the ultimate disposition of such golf courses will be impacted by prevailing market conditions and other factors.

      v) Risks that the acquisition of a business by the Company will result in unforeseen liabilities, decreases of net income and/or cash flows of the Company, or otherwise prove to be less successful than anticipated.

      The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation changes in the future.

      General

      The Company operates throuogh two business segments. Bluegreen Resorts develops, markets and sells Timeshare Interests in the Company's resorts, primarily through the Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

      The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company, with the majority of the Company's gross revenues and net earnings historically occurring in the quarters ending in June and September each year. Other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements), and hence the Company's results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

      The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three months ended March 31, 2003 or March 31, 2002, other than to the extent that the Company continually reviews and has historically increased the sales prices of its Timeshare Interests annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

      The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company's sales in its domestic sales offices. With the exception of the La Cabana Beach Resort and Racquet Club(TM) in Aruba ("La Cabana"), guests at the Company's Club destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's results of operations in future periods.

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

      A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on the Company's Condensed Consolidated Income Statement and the related retained interests in the portfolios are recorded on its Condensed Consolidated Balance Sheet at the time of sale. The amount of gains and the fair value of the retained interests recorded are based in part on management's estimates of future prepayment, default and loss severity rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to earnings currently. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and cash flow from the retained interests in notes receivable sold will decrease. This may cause a decline in the fair value of the retained interests and a charge to earnings currently. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Credit and Purchase Facilities for Bluegreen Resorts' Receivables and Inventories" below.

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

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

            o In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," the Company recognizes revenue on retail land sales and sales of Timeshare Interests when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting. Should the Company's estimates regarding the collectibility of its receivables change adversely or the Company's estimates of the total anticipated cost of its timeshare or Bluegreen Communities projects increase, the Company's results of operations could be adversely impacted.

            o The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company reviews these factors and adjusts its reserve for loan losses on at least a quarterly basis. Should the Company's estimates of these and other pertinent factors change, the Company's results of operations, financial condition and liquidity position could be adversely affected.

            o When the Company sells notes receivable either pursuant to its timeshare receivables purchase facilities or, in the case of land mortgages receivable, private-placement REMICs, it retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions
                  - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change there could be a reduction in the fair value of the retained interests and the Company's results of operations and financial condition would be adversely impacted.

            o The Company periodically evaluates the recovery of the carrying amount of individual resort and residential land properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors that the Company considers in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project. Should the Company's estimates of these factors change, the Company's results of operations and financial condition would be adversely impacted.

            o Effective April 1, 2002, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Other intangible assets are amortized over their useful lives. Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit (for the Company, either Bluegreen Resorts or Bluegreen Communities) to which the goodwill or intangible assets have been assigned. Should the Company's estimates of the fair value of its reporting units change, the Company's results of operations and financial condition could be adversely impacted.

            o During the years ended March 31, 2002 and April 1, 2001, the Company deferred the cost of generating timeshare tours through telemarketing programs until such time as these tours were conducted, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting and consistency with the proposed timeshare Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions", that was exposed for public comment by the Financial Accounting Standards Board in February 2002. Had the Company applied this new method of accounting for these costs retroactively to the three-month period ended March 31, 2002, pro forma net loss would have been approximately $86,000 and basic and diluted earnings per share would have been $0.00.

Results of Operations

                                                           Bluegreen                Bluegreen
(Dollars in thousands)                                      Resorts                Communities                  Total
                                                      -----------------------------------------------------------------------
      Three Months Ended March 31, 2003
      Sales                                           $ 44,562         100%    $ 17,220         100%    $ 61,782         100%
      Cost of sales                                     (9,640)        (22)      (9,420)        (55)     (19,060)        (31)
                                                      --------                 --------                 --------
      Gross profit                                      34,922          78        7,800          45       42,722          69
      Other resort and golf operations revenue          11,933          27        1,279           7       13,212          21
      Cost of other resort and golf operations         (12,573)        (28)      (1,574)         (9)     (14,147)        (23)
      Selling and marketing expenses                   (23,496)        (53)      (3,920)        (23)     (27,416)        (44)
      Field general and administrative expenses (1)     (3,559)         (8)      (2,393)        (14)      (5,952)        (10)
                                                      --------                 --------                 --------
      Field operating profit                          $  7,227          16%    $  1,192           7%    $  8,419          14%
                                                      ========                 ========                 ========

      Three Months Ended March 31, 2002
      Sales                                           $ 33,380         100%    $ 22,545         100%    $ 55,925         100%
      Cost of sales                                     (7,862)        (24)     (14,530)        (64)     (22,392)        (40)
                                                      --------                 --------                 --------
      Gross profit                                      25,518          76        8,015          36       33,533          60
      Other resort and golf operations revenue           5,674          17          612           3        6,286          11
      Cost of resort and golf operations                (4,860)        (15)        (840)         (4)      (5,700)        (10)
      Selling and marketing expenses                   (19,230)        (58)      (4,636)        (21)     (23,866)        (43)
      Field general and administrative expenses (1)     (2,343)         (7)      (1,945)         (9)      (4,288)         (8)
                                                      --------                 --------                 --------
      Field operating profit                          $  4,759          14%    $  1,206           5%    $  5,965          11%
                                                      ========                 ========                 ========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.9 million and $5.7 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

Sales and Field Operations

Consolidated sales increased to $61.8 million from $55.9 million for the three months ended March 31, 2003 (the "2003 Quarter") and March 31, 2002 (the "2002 Quarter"), respectively. Bluegreen Resorts and Bluegreen Communities sales comprised 72% and 28%, respectively, of consolidated sales during the 2003 Quarter. Bluegreen Resorts and Bluegreen Communities sales comprised 60% and 40%, respectively, of consolidated sales during the 2002 Quarter.

Bluegreen Resorts

During the 2003 Quarter and the 2002 Quarter, sales of Timeshare Interests contributed $44.6 million and $33.4 million, respectively, of the Company's total consolidated sales.

The following table sets forth certain information for sales of Timeshare Interests for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                                  Three Months Ended
                                                                March 31,     March 31,
                                                                  2003          2002
                                                                  ----          ----
            Number of timeshare sale transactions                 4,761         3,568
            Average sales price per transaction                  $9,360        $9,072
            Gross margin                                             78%           76%

The $11.2 million increase in Bluegreen Resorts' sales during the 2003 Quarter, as compared to the 2002 Quarter, was primarily due to the opening of four new sales sites, one in June 2002, two in November 2002 and one in March 2003.

The new sales sites, a sales office at the newly acquired Mountain Run at Boyne(TM) resort in Boyne Mountain, Michigan, and three offsite sales operations in Minneapolis, Minnesota, Daytona Beach, Florida and Harbor Springs, Michigan (on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), generated a combined $5.7 million of sales during the 2003 Quarter. Sales also increased due to a greater focus on marketing to the Company's growing Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects. Sales to owner and referral prospects increased by 43% and represented approximately 23% of sales during both the 2003 Quarter and 2002 Quarter. This combined with a 32% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 38,500 prospects during the 2003 Quarter from approximately 29,100 prospects during the 2002 Quarter, an increase in the sale-to-tour conversion ratio. The increase in average sales price reflected in the above table also contributed to the increase in sales during the 2003 Quarter as compared to the 2002 Quarter.

Gross margin percentages varied between periods based on the relative costs of the specific Timeshare Interests sold in each respective period.

Other resort service revenues increased $6.2 million to $11.9 million from $5.7 million during the 2003 Quarter and the 2002 Quarter, respectively. On October 2, 2002, Leisure Plan, Inc. ("LPI"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, "TMOV"). LPI was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, LPI generates sales leads for timeshare interest sales utilizing various marketing strategies. Through the application of a proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a timeshare sales presentation. LPI generates sales prospects for the Company's timeshare sales business and for sales prospects that will be sold to other timeshare developers. During the 2003 Quarter, LPI generated $5.9 million of revenues, which are included in other resort operations revenue on the condensed consolidated statement of income.

Cost of other resort services increased $7.7 million to $12.6 million from $4.9 million during 2003 Quarter and 2002 Quarter, respectively, primarily as a result of operating expenses of $7.7 million incurred by LPI during the 2003 Quarter. LPI's approximately $1.8 million loss is primarily due to the impact of applying fair market valuations to TMOV's assets based on purchase accounting required by SFAS No. 141, "Business Combinations."

Selling and marketing expenses for Bluegreen Resorts, which are primarily variable with sales, decreased as a percentage of sales to 53% during the 2003 Quarter from 58% during the 2002 Quarter. The decrease is primarily due to the increase in sales to the Company's Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects, as previously discussed. Sales to these prospects have relatively low associated marketing costs. In addition, the selling and marketing costs related to sales made to prospects obtained through telemarketing programs was lower than usual due to the write-off of all such previously deferred costs during the nine months ended December 31, 2002. During the 2002 Quarter, the Company deferred the costs of generating timeshare tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, the Company changed its accounting policy to expense such costs as incurred, and hence wrote-off all previously deferred telemarketing costs. This new policy was in place during the 2003 Quarter. Had the Company expensed such telemarketing costs during the 2002 Quarter, selling and marketing expenses for

Bluegreen Resorts would have approximated 64% of sales. Selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and the Company as a whole. No assurances can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased 52% to $3.6 million from $2.3 million during the 2003 Quarter and the 2002 Quarter, respectively. This increase was due to the addition of the Minneapolis, Daytona Beach and Harbor Springs (Boyne Highlands) offsite sales offices and the Mountain Run at Boyne(TM) sales office and due to expenses associated with potential real estate acquisitions during the 2003 Quarter, which were not pursued.

Bluegreen Communities

During the 2003 Quarter and the 2002 Quarter, Bluegreen Communities contributed $17.2 million and $22.5 million, respectively, of the Company's total consolidated sales.

The table below sets forth the number of home sites sold by Bluegreen Communities and the average sales price per home site for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                                  Three Months Ended
                                                                March 31,     March 31,
                                                                  2003          2002
                                                                  ----          ----
            Number of home sites sold                               417           548
            Average sales price per home site                   $44,895       $54,818
            Gross margin                                             45%           36%

Bluegreen Communities' sales decreased $5.3 million or 24% during the 2003 Quarter as compared to the 2002 Quarter due to decreased sales at The Preserve at Jordan Lake(TM) golf course community ("The Preserve") in Chapel Hill, North Carolina. The Preserve substantially sold out during the 2003 Quarter, with only four unsold home sites left in inventory as of March 31, 2003. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community to be known as the Traditions of Braselton(TM). This new project began sales in April 2003, although a significant portion of these sales will be deferred under percentage-of-completion accounting.

Bluegreen Communities intends to primarily focus its resources on developing new golf communities and continuing to support its successful regions in Texas. Bluegreen Communities is currently negotiating the acquisition of a property for the development of a new golf course community in the Southeastern United States. There can be no assurances that this property will be acquired at acceptable pricing or at all. During the 2003 Quarter, the Company's golf communities and Texas regions comprised approximately 16% and 76%, respectively, of Bluegreen Communities' sales.

The increase in gross margin during the 2003 Quarter as compared to the 2002 Quarter was primarily due to $2.6 million in impairment charges taken on the Crystal Cove(TM) project in Tennessee during the 2002 Quarter. These impairment charges reduced Bluegreen Communities' gross margin from approximately 47% to 36% during the 2002 Quarter.

Golf operations revenue increased $667,000 to $1.3 million from $612,000 and the cost of golf operations increased $734,000 to $1.6 million from $840,000 during the 2003 Quarter and the 2002 Quarter, respectively. These increases are due to the opening of the golf courses at Brickshire(TM), located in New Kent, Virginia, and The Preserve in March 2002 and August 2002, respectively. The Company's golf courses generated a loss during the 2003 Quarter and the 2002 Quarter due to fixed operating expenses and low, seasonal revenues during the periods. Also, two of the Company's golf courses were still in their first year of operations during the 2003 Quarter. Management believes that the profitability of these new courses should improve as these courses mature.

Selling and marketing expenses for Bluegreen Communities increased as a percentage of sales to 23% from 21% during the 2003 Quarter and 2002 Quarter, respectively, due to the substantial sell out of The Preserve during the 2003 Quarter. The Preserve generated lower selling and marketing expenses as a percentage of sales due in part to its location near the Raleigh-Durham area, which decreased overall selling and marketing expenses as a percentage of sales for Bluegreen Communities during the 2002 Quarter.

Corporate General and Administrative Expenses

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations", above.

The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Corporate G&A remained relatively constant at $5.9 million and $5.7 million during the 2003 Quarter and the 2002 Quarter, respectively.

Interest Income

The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income remained relatively constant at $3.8 million and $3.6 million during the 2003 Quarter and the 2002 Quarter, respectively.

Gain on Sale of Notes Receivable

Sales of timeshare notes receivable were made pursuant to timeshare receivables purchase facilities in place during the respective periods (the current timeshare receivables purchase facility is more fully described below under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories").

During the 2003 Quarter and the 2002 Quarter, the Company recognized gains on the sale of notes receivable totaling $1.6 million and $2.1 million, respectively. The 24% decrease in gain on sale of notes receivable during the 2003 Quarter, as compared to the 2002 Quarter, was commensurate with the decrease in the principal amount of notes receivable sold ($28.7 million and $33.5 million in the 2003 Quarter and 2002 Quarter, respectively). The amount of notes receivable sold during a quarterly period depends on several factors including, but not limited to, the amount of eligible receivables available for sale, the Company's cash requirements, the covenants and other provisions of the relevant timeshare receivables purchase facility (as described further below) and management's discretion.

Other Income, Net

Other income, net of other expense, totaled $572,000 and $115,000 during the 2003 Quarter and the 2002 Quarter,

respectively. The increase in other income, net, during the 2003 Quarter was primarily due to a lower amount of amortization expense related to deferred facility fees on the Company's timeshare receivables purchase facility and a gain recognized upon the disposition of a shared ownership interest in a corporate airplane.

Interest Expense

Interest expense remained relatively constant at $3.0 million and $2.9 million during the 2003 Quarter and the 2002 Quarter, respectively.

Provision for Loan Losses

The allowance for loan losses by division as of March 31, 2003 and December 31, 2002 is as follows (amounts in thousands):

                                                  Bluegreen    Bluegreen
                                                   Resorts    Communities     Other        Total
                                                  ------------------------------------------------
      March 31, 2003
      Notes receivable                             $ 48,209     $ 11,916     $  1,881     $ 62,006
      Less: allowance for loan losses                (4,132)        (447)        (112)      (4,691)
                                                   --------     --------     --------     --------
      Notes receivable, net                        $ 44,077     $ 11,469     $  1,769     $ 57,315
                                                   ========     ========     ========     ========

      Allowance as a % of gross notes receivable          9%           4%           6%           8%
                                                   ========     ========     ========     ========

      December 31, 2002
      Notes receivable                             $ 53,029     $ 11,559     $  1,896     $ 66,484
      Less:  allowance for loan losses               (4,081)        (496)        (112)      (4,689)
                                                   --------     --------     --------     --------
      Notes receivable, net                        $ 48,948     $ 11,063     $  1,784     $ 61,795
                                                   ========     ========     ========     ========

      Allowance as a % of gross notes receivable          8%           4%           6%           7%
                                                   ========     ========     ========     ========

The Company recorded provisions for loan losses totaling $1.5 million and $1.2 million during the 2003 Quarter and the 2002 Quarter, respectively. The increase in the provision during the 2003 Quarter as compared to the 2002 Quarter, was due in part to higher delinquency rates on timeshare notes receivable from Venezuelan customers as the Venezuelan government has enacted restrictions on cash payments outside of their country. The Company believes that its allowance for loan losses is an adequate reserve for future losses on the Company's notes receivable portfolio as of March 31, 2003.

Other notes receivable at March 31, 2003 and December 31, 2002, primarily consisted of a loan to Casa Grande Cooperative Association I, which is the property owners' association that is responsible for the maintenance of La Cabana.

Summary

Based on the factors discussed above, the Company's net income increased to $2.1 million during the 2003 Quarter from $1.0 million during the 2002 Quarter.

Changes in Financial Condition

Cash Flows From Operating Activities

Cash flows from operating activities increased $6.2 million to net cash inflows of $18.2 million from $12.0 million during the 2003 Quarter and the 2002 Quarter, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased to $33.3 million from $26.9 million during the 2003 Quarter and the 2002 Quarter, respectively. The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of the Company's sales for Bluegreen Resorts result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.


Cash Flows From Investing Activities

Cash flows from investing activities decreased $2.5 million to net cash outflows of $690,000 from net cash inflows of $1.8 million in the 2003 Quarter and the 2002 Quarter, respectively. The decrease was primarily due to less cash received from the Company's retained interests in notes receivable sold. As a result of a term securitization of previously sold notes receivable during the nine months ended December 31, 2002 (see further discussion of this term securitization under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories," below), all cash generated by the securitized receivables that would normally be received by the Company in connection with the retained interests is first being used to fund required cash reserve accounts. It is anticipated that the Company will begin to receive cash inflows relative to the retained interests in the term securitization during the year ending December 31, 2003. The Company received $1.1 million and $4.3 million of cash from its retained interests in notes receivable sold during the 2003 Quarter and the 2002 Quarter, respectively. This decrease was partially offset by lower cash expenditures for property and equipment during the 2003 Quarter as compared to the 2002 Quarter.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $7.5 million to net cash outflows of $11.1 million from cash outflows of $3.6 million during the 2003 Quarter and the 2002 Quarter, respectively. The Company did not receive any cash proceeds from borrowings under line-of-credit facilities and other notes payable during the 2003 Quarter as compared to proceeds from such borrowings of approximately $13.3 million during the 2002 Quarter. This decrease in cash flow was partially offset by a reduction in the amount of payments under line-of-credit facilities and other notes payable as several debt obligations that were outstanding during the 2002 Quarter had been fully repaid by the 2003 Quarter.

Liquidity and Capital Resources

The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are:
(i) cash sales, (ii) down payments on home site and timeshare sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable including cash received from the Company's retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed owned arising from sales of Timeshare Interests and home sites and (v) net cash generated from other resort services and golf operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying the Company's debt, and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future acquisitions.

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The Company maintains various credit and purchase facilities with financial institutions that provide for receivable financing for its timeshare projects.

The Company's ability to sell and/or borrow against its notes receivable from timeshare buyers is a critical factor in the Company's continued liquidity. The timeshare business involves making sales of a product pursuant to which a financed buyer is only required to pay 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2003 Quarter, approximated 61% of sales. Accordingly, having facilities for the sale and hypothecation of these timeshare receivables is a critical factor to the Company meeting its short and long-term cash needs.

In June 2001, the Company executed agreements for a timeshare receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank NV, acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Subsidiary"), and the Subsidiary sells the receivables to an owners' trust without recourse to the Company or the Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING earns a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, and LIBOR plus 1.25% thereafter, subject to use of alternate return rates in certain circumstances. In addition, ING received a 0.25% annual facility fee through April 15, 2003. The ING Purchase Facility also provides for the sale of land notes receivable, under modified terms.

Through November 25, 2002, the Company had sold $145.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $123.9 million.

On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of timeshare loan-backed securities on behalf of the Company (the "2002 Term Securitization"). The $181.0 million in aggregate principal of timeshare receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold to General Electric Capital Real Estate ("GE") and Barclays Bank, PLC ("Barclays") under a previous timeshare receivables purchase facility (the "GE/Barclays Facility"); and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with GE under a timeshare receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts outstanding under the Purchase Facility, the GE/Barclays Facility and the GE Warehouse Facility. The Company received net cash proceeds of $2.1 million, Timeshare Interests with a carrying value of $1.4 million, timeshare notes receivable with an estimated net realizable value of $3.1 million and recorded a retained interest in the future cash flows from the 2002 Term Securitization of $36.1 million. The Company also recognized a gain of $4.7 million in connection with the 2002 Term Securitization.

As a result of the 2002 Term Securitization, the availability under the Purchase Facility, as amended, allowed for sales of additional notes receivable for a cumulative purchase price of up to $75.0 million on a revolving basis through July 23, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent. On December 23, 2002, the Company sold $22.1 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $18.7 million. On March 19, 2003, the Company sold $28.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $24.4 million. As of March 31, 2003, the Subsidiary had $32.6 million available under the Purchase Facility (the availability under the Purchase Facility increases as the principal balance of the receivables sold is received from the customer).

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

The Purchase Facility discussed above, which is only available through July 23, 2003, is the only timeshare receivables purchase facility in which the Company currently has the ability to sell receivables, with the Company's ability to sell receivables under prior facilities having expired. The Company is seeking new timeshare receivable purchase facilities to replace expiring facilities. The Company is currently discussing terms for a potential new timeshare receivable purchase facility with an unaffiliated financial institution. Factors which could adversely impact the Company's ability to obtain new or additional timeshare receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the timeshare area; a deterioration in the performance of the Company's timeshare notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in the Company's performance generally. There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell timeshare receivables under a current or future facility could have a material adverse impact on the Company's liquidity and operations.

The Company is also a party to a number of securitization transactions, all of which in the Company's opinion utilize customary structures and terms for transactions of this type. In each securitization, the Company sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company's special purpose subsidiary as the holder of the retained interests in the receivables according to one of two specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company's subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of the Company's retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company's special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, the Company's obligation to service the receivables would terminate and it would cease to receive a servicing fee.

In February 2003, the Company entered into a $50.0 million revolving timeshare receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of Timeshare Interests. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. On March 10, 2003, the Company pledged $10.3 million in aggregate principal balance of timeshare receivables under the GMAC Receivables Facility and received $9.3 million in cash borrowings. At March 31, 2003, $9.2 million was outstanding under the GMAC Receivables Facility. On May 5, 2003, the Company borrowed an additional $2.1 million under the GMAC Receivable Facility.

RFC has also provided the Company with a $15.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009. Principal will be repaid through agreed-upon release prices as Timeshare Interests are sold at the financed resort, subject to minimum required amortization. Indebtedness under the facility will bear interest at LIBOR plus 4.75%. Interest payments are due monthly. The Company was required to pay an upfront loan fee of $112,500 in connection with the GMAC AD&C Facility. As of May 12, 2003, the Company had not borrowed under the GMAC AD&C Facility.

GE previously provided the Company with a $28.0 million acquisition and development facility for its timeshare inventories (the "GE A&D Facility"). The borrowing period on the GE A&D Facility has expired and all outstanding borrowings have been repaid. The Company is currently negotiating a new acquisition and development credit facility with GE. There can be no assurances that the Company's negotiations will be successful.

Under an existing $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") primarily for the use of borrowing against Bluegreen Communities receivables, the Company can also borrow up to $10.0 million of the facility collateralized by the pledge of timeshare receivables. During the nine months ended December 31, 2002, the Company borrowed $1.7 million under this facility by pledging approximately $1.9 million in aggregate principal of timeshare receivables at a 90% advance rate. See the next paragraph for further details on this facility.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Company has a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. On March 26, 2003, the Company borrowed $8.5 million pursuant to the revolving credit facility for the purpose of acquiring 1,142 acres of land in Braselton, Georgia in connection with the development of a golf course community to be known as the Traditions of Braselton(TM). The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Traditions of Braselton(TM) borrowing is due on March 10, 2006. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus .75% when the average monthly outstanding loan balance is greater than or equal to $10.0 million. If the average monthly outstanding loan balance is less $10.0 million, the interest rate is the greater of 7.00% or the prime lending rate plus 1.00%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In March 2003, Foothill extended the Company's ability to borrow under the facility through December 31, 2005, and extended the maturity date to December 31, 2007 for borrowings collateralized by receivables. At March 31, 2003, the outstanding principal balance under this facility was approximately $13.1 million, $8.5 million of which related to the acquisition of the Traditions of Braselton, $1.4 million of which related to Bluegreen Resorts' receivables borrowings, as discussed above, and $3.2 million of which related to Bluegreen Communities' receivables borrowings. On April 3, 2003, the Company borrowed an additional $2.0 million under this facility through the pledge of additional Bluegreen Communities receivables.

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

Brickshire(TM) (New Kent County, Virginia); Mountain Lakes Ranch(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Communities Facility amount. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. On September 25, 2002, the Company borrowed $11 million under the GMAC Communities Facility and received cash proceeds of approximately $9 million. The $2 million deducted from the cash proceeds related to the repayment of existing debt on the Secured Projects of approximately $1.5 million and debt issuance costs totaling $500,000 including the first annual commitment fee, as described above. The Company uses the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of March 31, 2003, $3.8 million was outstanding under the GMAC Communities Facility.

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

Historically, the Company has funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and has financed the acquisition of Bluegreen Communities properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through home site releases. The release price is usually an amount based on a pre-determined percentage of the gross selling price (typically 25% to 55%) of the home sites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When the Company provides financing for its customers (and therefore the release price is not available in cash at closing to repay the lender), it is required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Unsecured Credit Facility

The Company has a $12.5 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2003. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active timeshare receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2003, no amounts were outstanding under the line, nor were there any borrowings under the line through May 12, 2003. This line-of-credit has historically been an important source of short-term liquidity for the Company.

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

The Company's material commitments for capital resources as of March 31, 2003, included the required payments due on its receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its timeshare and communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of March 31, 2003, by period due (in thousands):

                                                               Payments Due By Period
                                                    ------------------------------------------------
                                                            Less than    1 - 3      4 - 5     After 5
      Contractual Obligations                       Total     1 year     Years      Years      Years
                                                    -----     ------     -----      -----      -----
      Receivable-backed notes payable             $ 14,063   $     --   $     --   $  4,557   $  9,506
      Lines-of-credit and notes payable             39,128      4,782     29,614      4,527        205
      10.50% senior secured notes payable          110,000         --         --         --    110,000
      8.25% convertible subordinated debentures     34,371         --      2,171      9,200     23,000
      Noncancelable operating leases                15,042      3,616      4,599      2,468      4,359
                                                  --------   --------   --------   --------   --------
      Total contractual obligations               $212,604   $  8,398   $ 36,384   $ 20,752   $147,070
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

The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred was approximately $11.7 million as of March 31, 2003. The Company estimates that the total cash required to complete its Bluegreen Communities projects in which sales have occurred was approximately $32.4 million as of March 31, 2003. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, the Company anticipates that it will incur such obligations in the future. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility and one or more replacement facilities the Company will seek to put in place will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit facilities that have expired or that will expire in the near term. The Company will also be required to renew or replace its existing timeshare receivables purchase facility on or before July 23, 2003. The Company will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company's cash needs, including, without limitation, its debt service obligations. To the extent the Company is not able to sell notes receivable or borrow under such facilities, the Company's ability to satisfy its obligations would be materially adversely affected.

The Company has a large number of credit facilities, indentures, other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurances can be given that the Company will not be required to seek waivers of such covenants or that such covenants will not limit the Company's ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect the Company's operations. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a complete description of the Company's foreign currency and interest rate related market risks, see the discussion in the Company's Transitional Annual Report on Form 10-KT for the nine months ended December 31, 2002. There has not been a material change in the Company's exposure to foreign currency and interest rate risks since December 31, 2002.

Item 4.   Controls and Procedures

In May 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to assure that the Company records, processes, summarizes and reports in a timely manner the material information that must be included in the Company's reports that are filed with or submitted to the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      10.115 Letter Amendment to Amended and Restated Note Purchase Agreement dated April 1, 2003, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and ING Capital LLC.

      10.129 Amendment No. 1 to Second Amended and Restated Credit Facility Agreement entered into as of January 21, 2003, between Finova Capital Corporation and the Registrant.

      10.130 Promissory Note dated January 21, 2003 between Bluegreen Vacations Unlimited, Inc. and Finova Capital Corporation.

      10.133 Amendment Number Four to Loan and Security Agreement dated March 26, 2003, by and between the Registrant and Foothill Capital Corporation.

      10.134 Promissory Note dated March 26, 2003, by and between the Registrant and Foothill Corporation.

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

                                          BLUEGREEN CORPORATION
                                                  (Registrant)

Date: May 12, 2003                   By:  /S/ GEORGE F. DONOVAN
                                          -----------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer

Date: May 12, 2003                   By:  /S/ JOHN F. CHISTE
                                          -----------------------------------
                                          John F. Chiste
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)

Date: May 12, 2003                   By:  /S/ ANTHONY M. PULEO
                                          -----------------------------------
                                          Anthony M. Puleo
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

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

Date:  May 12, 2003                                  /S/ GEORGE F. DONOVAN
                                                     ---------------------
                                                     George F. Donovan
                                                     Chief Executive Officer

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

Date:  May 12, 2003                                      /S/ JOHN F. CHISTE
                                                         -----------------------
                                                         John F. Chiste
                                                         Chief Financial Officer