Form 10-Q
period 2003-06-30
BLUEGREEN CORP
filed 2003-08-15
CIK 778946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ -	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2003

or

☐ -	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19292

BLUEGREEN CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 912-8000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 12, 2003, there were 27,368,396 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,613,096 shares outstanding.

BLUEGREEN CORPORATION
Index to Quarterly Report on Form 10-Q

Note: The terms “Bluegreen” and “Bluegreen Vacation Club” are registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEGREEN CORPORATION
Condensed Consolidated Balance Sheets
(amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $33,328 and $20,551 at June 30, 2003 and December 31, 2002, respectively)	$56,922	$46,905
Contracts receivable, net	30,666	16,230
Notes receivable, net	70,474	61,795
Inventory, net	191,593	173,131
Prepaid expenses	12,951	11,630
Retained interests in notes receivable sold	55,764	44,228
Property and equipment, net	53,699	51,787
Intangible assets	11,366	13,269
Other assets	15,601	15,017
Total assets	$499,036	$433,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$6,869	$5,878
Accrued liabilities and other	44,391	31,537
Deferred income	24,637	19,704
Deferred income taxes	37,374	31,208
Receivable-backed notes payable	19,101	5,360
Lines-of-credit and notes payable	50,891	34,409
10.50% senior secured notes payable	110,000	110,000
8.25% convertible subordinated debentures	34,371	34,371
Total liabilities	327,634	272,467

Commitments and contingencies

Minority interest	3,965	3,242

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 27,353 and 27,343 shares issued at June 30, 2003 and December 31, 2002, respectively	274	273
Additional paid-in capital	123,559	123,535
Treasury stock, 2,756 common shares at cost at both June 30, 2003 and December 31, 2002	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	1,236	460
Retained earnings	55,253	46,900
Total shareholders’ equity	167,437	158,283
Total liabilities and shareholders’ equity	$499,036	$433,992

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

BLUEGREEN CORPORATION
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2002
		(Restated)
Revenues:
Sales	$86,026	$71,113
Other resort and communities operations revenue	14,831	6,711
Interest income	4,112	3,763
Gain on sale of notes receivable	1,323	1,231
Other income, net	551	—
	106,843	82,818
Costs and expenses:
Cost of sales	26,273	24,967
Cost of other resort and communities operations	14,560	5,719
Selling, general and administrative expenses	50,497	40,456
Interest expense	2,972	3,223
Provision for loan losses	1,699	1,081
Other expense, net	—	459
	96,001	75,905

Income before provision for income taxes and minority interest	10,842	6,913
Provision for income taxes	4,174	2,661
Minority interest in income of consolidated subsidiary	442	104
Income before cumulative effect of a change in accounting principle	6,226	4,148
Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	(5,929)
Minority interest in cumulative effect of change in accounting principle, net of income taxes	—	(350)
Net income (loss)	$6,226	$(1,431)

Net income (loss) per common share:

Basic:
Income before cumulative effect of a change in accounting principle	$0.25	$0.17
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.23)
Net income (loss)	$0.25	$(0.06)

Diluted:
Income before cumulative effect of a change in accounting principle	$0.23	$0.15
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.18)
Net income (loss)	$0.23	$(0.03)

Weighted average number of common and common equivalent shares:

Basic	24,590	24,375
Diluted	28,983	30,325

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
		(Restated)
Revenues:
Sales	$147,808	$127,038
Other resort and communities operations revenue	28,043	12,997
Interest income	7,867	7,355
Gain on sale of notes receivable	2,884	3,297
Other income, net	1,123	—
	187,725	150,687
Costs and expenses:
Cost of sales	45,333	47,359
Cost of other resort and communities operations	28,707	11,419
Selling, general and administrative expenses	89,727	74,355
Interest expense	5,976	6,111
Provision for loan losses	3,225	2,249
Other expense, net	—	344
	172,968	141,837

Income before provision for income taxes and minority interest	14,757	8,850
Provision for income taxes	5,681	3,407
Minority interest in income of consolidated subsidiary	723	246
Income before cumulative effect of a change in accounting principle	8,353	5,197
Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	(5,929)
Minority interest in cumulative effect of change in accounting principle, net of income taxes	—	(350)
Net income (loss)	$8,353	$(382)

Net income (loss) per common share:

Basic:
Income before cumulative effect of a change in accounting principle	$0.34	$0.21
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.23)
Net income (loss)	$0.34	$(0.02)

Diluted:
Income before cumulative effect of a change in accounting principle	$0.32	$0.21
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.19)
Net income	$0.32	$0.02

Weighted average number of common and common equivalent shares:

Basic	24,589	24,340
Diluted	28,913	30,223

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
		(Restated)
Operating activities:
Net income (loss)	$8,353	$(382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	5,929
Minority interest in income (loss) of consolidated subsidiary	723	(104)
Depreciation and amortization	6,991	4,514
Amortization of discount on note payable	—	99
Gain on sale of notes receivable	(2,884)	(3,297)
(Gain) loss on sale of property and equipment	(214)	95
Provision for loan losses	3,225	2,249
Provision for deferred income taxes	5,681	5,032
Interest accretion on retained interests in notes receivable sold	(2,718)	(2,551)
Proceeds from sales of notes receivable	42,495	48,623
Proceeds from borrowings collateralized by notes receivable	16,723	3,175
Payments on borrowings collateralized by notes receivable	(2,813)	(3,000)
Change in operating assets and liabilities:
Contracts receivable	(14,436)	(9,059)
Notes receivable	(64,892)	(53,870)
Inventory	5,188	15,273
Other assets	(2,065)	(2,838)
Accounts payable, accrued liabilities and other	18,780	2,216
Net cash provided by operating activities	18,137	12,104

Investing activities:
Purchases of property and equipment	(4,236)	(3,425)
Sales of property and equipment	1,080	21
Cash received from retained interests in notes receivable sold	2,438	8,083
Net cash (used) provided by investing activities.	(718)	4,679

Financing activities:
Proceeds from borrowings under line-of-credit facilities and other notes payable	17,000	18,692
Payments under line-of-credit facilities and other notes payable	(23,206)	(25,101)
Payment of debt issuance costs	(1,220)	(1,427)
Proceeds from exercise of employee and director stock options	24	293
Net cash used by financing activities	(7,402)	(7,543)

Net increase in cash and cash equivalents	10,017	9,240
Cash and cash equivalents at beginning of period	46,905	38,477
Cash and cash equivalents at end of period	56,922	47,717
Restricted cash and cash equivalents at end of period	(33,328)	(28,564)
Unrestricted cash and cash equivalents at end of period	$23,594	$19,153

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended
	June 30, 2003	June 30, 2002
		(Restated)
Supplemental schedule of non-cash operating, investing and financing activities

Retained interests in notes receivable sold	$9,996	$12,841

Property and equipment acquired through financing	$2,250	$74

Inventory acquired through foreclosure or deedback in lieu of foreclosure	$3,212	$5,150

Inventory acquired through financing	$20,438	$—

Net change in unrealized gains on investments	$1,260	$450

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bluegreen Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  For further information, refer to the Company’s audited consolidated financial statements for the nine months ended December 31, 2002, which are included in the Company’s Transitional Annual Report on Form 10-KT, filed with the Securities and Exchange Commission on March 31, 2003.

On October 14, 2002, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31. Accordingly, the financial information presented in the accompanying condensed consolidated financial statements is based on the Company’s new fiscal year.

Organization

The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf communities businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company’s resort business (“Bluegreen Resorts”) acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations.  VOIs are of two types: one which entitles the buyer of the points-based Bluegreen Vacation Club (the “Club”) product to an annual allotment of “points” in perpetuity (supported by an underlying deeded fixed week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity.  “Points” may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company’s participating resorts.  The Company currently develops, markets and sells VOIs in 13 resorts located in the United States and Aruba.  The Company also markets and sells VOIs in its resorts at five off-site sales locations.  The Company’s residential land and golf communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets the subdivided residential home sites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the six months ended June 30, 2003, sales generated by Bluegreen Resorts and Bluegreen Communities represented approximately 72% and 28%, respectively, of the Company’s total sales.  The Company’s other resort and communities operations revenues are generated from mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, hotel operations, realty resale commissions and daily-fee golf course operations.  The Company also generates significant interest income by providing financing to individual purchasers of VOIs and, to a nominal extent, home sites sold by Bluegreen Communities.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and entities in which the Company holds a controlling financial interest.  The only non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations LLC (the “Joint Venture”), is consolidated as the Company holds a 51% equity interest in the Joint Venture, has an active role as the day-to-day manager of the Joint Venture’s activities and has majority voting control of the Joint Venture’s management committee.  All significant intercompany balances and transactions have been eliminated.

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

Cumulative Effect of Change in Accounting Principle

During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating VOI tours through its telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle.   Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred.  The Company believes that the new method of accounting for these costs is preferable over the Company’s previous method and has applied it prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting. The condensed consolidated statement of operations for the three months ended June 30, 2002 has been restated from the amounts previously reported in the Company’s Quarterly Report on Form 10-Q to reflect the impact of the change in accounting principle. Net income as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002 reconciled to the restated amount is as follows (in thousands, except per share data):

Net income, as previously reported	$5,158

Impact of expensing telemarketing costs that were previously deferred in the computation of net income, as previously reported, net of income taxes	(1,010)
Income before cumulative effect of a change in accounting principle	4,148
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	(5,579)
Net loss, as restated	$(1,431)

Net income per common share, as previously reported:
Basic	$0.21
Diluted	$0.19
Net loss per common share, as restated:
Basic	$(0.06)
Diluted	$(0.03)

The condensed consolidated statement of operations for the six months ended June 30, 2002 includes amounts restated to reflect the impact of the change in accounting principle as of April 1, 2002. However, the amounts included in this interim period related to the three months ended March 31, 2002, do not reflect the impact of the change in accounting principle. Accordingly, pro forma information is presented below to show the effect of a retroactive application of the change in accounting principle on the operating results of the Company for the six months ended June 30, 2002 (in thousands, except per share data):

Net loss	$(1,517)
Basic loss per common share	$(0.06)
Diluted loss per common share	$(0.02)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company’s 8.00% convertible subordinated notes payable (paid in full on September 11, 2002) and 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. The Company excluded approximately 1.3 million anti-dilutive stock options from its computations of net income per common share during the three and six months ended June 30, 2003 and excluded approximately 1.4 million and 1.5 million anti-dilutive stock options from its computations of net income (loss) per common share during the three and six months ended June 30, 2002, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Basic net income (loss) per share – numerators:
Income before cumulative effect of a change in accounting principle	$6,226	$4,148	$8,353	$5,197
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(5,579)	—	(5,579)
Net income (loss)	$6,226	$(1,431)	$8,353	$(382)

Diluted net income (loss) per share – numerators:
Income before cumulative effect of a change in accounting principle – basic	$6,226	$4,148	$8,353	$5,197
Effect of dilutive securities, net of income taxes	436	510	867	1,020
Income before cumulative effect of a change in accounting principle – diluted	6,662	4,658	9,220	6,217
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(5,579)	—	(5,579)
Net income (loss) – diluted	$6,662	$(921)	$9,220	$638

Denominators:
Denominator for basic net income (loss) per share - weighted-average shares	24,590	24,375	24,589	24,340
Effect of dilutive securities:
Stock options	222	248	153	181
Convertible securities	4,171	5,702	4,171	5,702
Dilutive potential common shares	4,393	5,950	4,324	5,883
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	28,983	30,325	28,913	30,223

Basic net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.25	$0.17	$0.34	$0.21
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.23)	—	(0.23)
Net income (loss)	$0.25	$(0.06)	$0.34	$(0.02)

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.23	$0.15	$0.32	$0.21
Cumulative effect of a change in accounting principle, net of income taxes and minority interest	—	(0.18)	—	(0.19)
Net income (loss)	$0.23	$(0.03)	$0.32	$0.02

Sales of Notes Receivable and Related Retained Interests

When the Company sells its notes receivable either pursuant to its vacation ownership receivables purchase facilities or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits (“REMICs”), it retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable.  Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The fair value of the retained interests in the notes receivable sold is initially and periodically measured based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.  The Company revalues its retained interests in notes receivable sold on a quarterly basis.

The Company’s retained interests in notes receivable sold are considered to be available-for-sale investments and, accordingly, are carried at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, unrealized holding gains or losses on retained interests in notes receivable sold are included in shareholders’ equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

Interest on the Company’s retained interests in notes receivable sold is accreted using the effective yield method.

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of the new statement did not have an impact on the Company’s financial position or results of operations as of and for the six months ended June 30, 2003.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”   SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The adoption of the new statement did not have an impact on the Company’s financial position or results of operations as of and for the six months ended June 30, 2003.

On January 1, 2003, the Company adopted the accounting provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The Company had previously adopted the disclosure requirements of FIN 45 during the nine months ended December 31, 2002. FIN 45 requires that certain guarantees be initially recorded at fair value, as opposed to the former practice of recording a liability only when a loss is probable and reasonably estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The adoption of the accounting requirements of FIN 45 did not have an impact on the Company’s financial position or results of operations as of and for the six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 did not and is not expected to have a material impact on the results of operations or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 became effective for all instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of the new statement did not and is not expected to have an impact on the Company’s financial position or results of operations.

In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”), “Accounting for Real Estate Time-Sharing Transactions” and a proposed FASB Statement, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and No. 67.”  The proposed SOP, if adopted by the FASB, would primarily impact the Company’s recognition of certain sales of VOIs and the manner in which the Company accounts for the cost of sales of VOIs.  Currently, it appears that a final pronouncement on VOI transactions would not be effective for the Company until the year ending December 31, 2005.

The Company has not yet evaluated the impact of the proposed SOP on its results of operations or financial position, as the FASB and the AICPA are currently reconsidering the direction and scope of this proposed SOP in light of the comment letters received and the ongoing FASB project to develop global revenue recognition guidelines.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the results of operations or financial position of the Company.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, encourages, but does not require companies to record compensation cost for employee stock options at fair value.  The Company has elected to continue to account for stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the option.

Pro forma information regarding net income and earnings per share as if the Company had accounted for its grants of stock options to its employees under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2003 and 2002, respectively: risk free investment rates of 2.8% and 2.0%; dividend yields of 0% and 0%; a volatility factor of the expected market price of the Company’s common stock of .733 and ..698; and a weighted average life of the options of 5.0 years and 5.0 years, respectively.  There were 517,508 stock options granted during the six months ended June 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of the Company’s stock option grants. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss), as reported	$6,226	$(1,431)	$8,353	$(382)
Pro forma stock-based employee compensation cost, net of income taxes	(101)	(130)	(239)	362
Pro forma net income (loss)	$6,125	$(1,561)	$8,114	$(20)

Net income (loss) per common share, as reported:
Basic	$0.25	$(0.06)	$0.34	$(0.02)
Diluted	$0.23	$(0.03)	$0.32	$0.02

Pro forma net income (loss) per common share:
Basic	$0.25	$(0.06)	$0.33	$0.00
Diluted	$0.23	$(0.03)	$0.31	$0.03

Accumulated Other Comprehensive Income

Accumulated other comprehensive income on the condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are classified as available-for-sale investments.

The following table discloses the components of the Company’s comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$6,226	$(1,431)	$8,353	$(382)
Net unrealized gains on retained interests in notes receivable sold, net of income taxes	843	295	776	277
Total comprehensive income (loss)	$7,069	$(1,136)	$9,129	$(105)

2.              Acquisition

On October 2, 2002, Leisure Plan, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (the “Acquisition”).  The Subsidiary was a newly-formed entity with no prior operations. As part of the Acquisition, the Subsidiary paid $2.3 million in cash at the closing of the Acquisition on October 2, 2002 (including a $292,000 payment for certain refundable deposits) and $500,000 in cash on March 31, 2003. The Subsidiary also agreed to pay contingent consideration up to a maximum of $12.5 million through December 31, 2007, based on the Subsidiary’s Net Operating Profit (as that term is defined in Section 1.49 of the Asset Purchase Agreement), as follows:

(i)                                     75% of the Subsidiary’s Net Operating Profit, until the cumulative amount paid under this clause is $2.5 million;

(ii)                                  with respect to additional Net Operating Profit not included in the calculation under clause (i), 50% of the Subsidiary’s Net Operating Profit, until the cumulative amount paid under this clause (ii) is $5.0 million; and

(iii)                               with respect to additional Net Operating Profit not included in the calculation under clauses (i) and (ii), 25% of the Subsidiary’s Net Operating Profit, until the cumulative amount paid under this clause (iii) is $5.0 million.

Applicable payments will be made after the end of each calendar year, commencing with the year ending December 31, 2003.  Should any contingent consideration be paid, the Company will record that amount as goodwill. Based on the Subsidiary’s results of operations to date, the Company has not been required to accrue any contingent consideration as of June 30, 2003.

3.              Sale of Notes Receivable

In June 2001, the Company executed agreements for a vacation ownership receivables purchase facility (the “Purchase Facility”) with Credit Suisse First Boston (“CSFB”) acting as the initial purchaser.  In April 2002, ING Capital, LLC (“ING”), an affiliate of ING Bank NV, acquired and assumed CSFB’s rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB.  The Purchase Facility utilizes an owner’s trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the “Finance Subsidiary”), and the Finance Subsidiary sells the receivables to an owners’ trust (a qualified special purpose entity) without recourse to the Company or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility.  The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent.  Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash.  The balance of the purchase price is deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid.   ING earned a return equal to the London Interbank Offered Rate (“LIBOR”) plus 1.00% through April 15, 2003, and LIBOR plus 1.25% thereafter, subject to use of alternate return rates in certain circumstances.  In addition, ING received a 0.25% annual facility fee through April 15, 2003.  The ING Purchase Facility also provides for the sale of land notes receivable, under modified terms. The Company acts as servicer under the ING Purchase Facility for a fee.

On December 13, 2002, ING Financial Markets, LLC (“IFM”), an affiliate of ING, consummated a $170.2 million private offering and sale of VOI loan-backed securities on behalf of the Company (the “2002 Term Securitization”).  The $181.0 million in aggregate principal of VOI receivables included in the 2002 Term Securitization included qualified receivables from three sources:  1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the ING Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold to General Electric Capital Real Estate (“GE”) and Barclays Bank, PLC (“Barclays”), under a completed purchase facility (the “GE/Barclays Purchase Facility”); and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with GE under a VOI receivables warehouse facility (the “GE Warehouse Facility”).  The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the ING Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility, respectively.

As a result of the 2002 Term Securitization, the availability under the Purchase Facility, as amended, allowed for sales of additional notes receivable for a cumulative purchase price of up to $75.0 million on a revolving basis through September 30, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent.  During the three months ended June 30, 2003, the Company sold approximately $21.3 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a purchase price of $18.1 million.  As a result of this sale, the Company recognized a gain of approximately $1.3 million and recorded retained interests in notes receivable sold and servicing assets of approximately $4.3 million and $220,000, respectively.

During the six months ended June 30, 2003, the Company sold approximately $50.0 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a cumulative purchase price of $42.5 million.  In connection with these sales, the Company recognized an aggregate gain of approximately $2.9 million and recorded retained interests in notes receivable sold and servicing assets of approximately $10.0 million and $513,000, respectively.

The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold from the above 2003 sales:  Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

4.              Receivable-backed Notes Payable

On February 10, 2003, the Company entered into a $50.0 million revolving vacation ownership receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation, an affiliate of General Motors Acceptance Corporation. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012.  The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding.  The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs.  The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility.  Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility.  During the six months ended June 30, 2003, the Company borrowed an aggregate of $13.6 million pursuant to the GMAC Receivables Facility, with $12.1 million of such borrowings outstanding at June 30, 2003.

5.              Lines-of-Credit and Notes Payable

On April 15, 2003, the Company borrowed $3.3 million from First Bank. The proceeds from the borrowing were used to acquire 1,125 acres of land in Comal County, Texas for the purpose of developing a community called Mountain Springs Ranch™. The total purchase price of the land was $4.8 million. The borrowing, which is secured by the underlying land, requires quarterly principal payments of $371,875 beginning on June 2, 2004 and bears interest at the prime lending rate, payable monthly. The note matures on May 2, 2006.

On May 7, 2003, the Company borrowed $1.6 million from Bank One. The proceeds from the borrowing were used to acquire 921 acres of land in Parker County, Texas for the purpose of developing a community called Quail Springs™.  The total purchase price of the land was $2.3 million. The borrowing, which is secured by the underlying land, requires quarterly principal payments of $136,972 beginning on August 7, 2003 and bears interest at the prime lending rate, payable quarterly. The note matures on May 7, 2006.

On May 29, 2003, the Company acquired 691 acres of land in Medina County, Texas for the purpose of developing a community called Terra Medina™.  The purchase price of $1.1 million was funded partially by an $826,000 promissory note payable to the seller. The promissory note, which is secured by the underlying land, requires two equal principal installments of $413,000 on May 29, 2004 and 2005 and bears interest at a fixed rate of 7% per annum, payable annually.

6.              Supplemental Guarantor Financial Information

On April 1, 1998, the Company consummated a private placement offering (the “Offering”) of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the “Notes”).  None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security therefore. The Notes are unconditionally guaranteed, jointly and severally, by each of the Company’s subsidiaries (the “Subsidiary Guarantors”), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, “Non-Guarantor Subsidiaries”).  Each of the note guarantees cover the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

CONDENSED CONSOLIDATING BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

JUNE 30, 2003

	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Cash and cash equivalents	$22,348	$22,698	$11,876	$—	$56,922
Contracts receivable, net.	—	2,290	28,376	—	30,666
Intercompany receivable	99,739	—	—	(99,739)	—
Notes receivable, net	1,733	13,308	55,433	—	70,474
Inventory, net	—	21,785	169,808	—	191,593
Retained interests in notes receivable sold	—	55,764	—	—	55,764
Investments in subsidiaries	7,730	—	3,230	(10,960)	—
Property and equipment, net	10,643	1,871	41,185	—	53,699
Other assets	6,737	3,029	30,152	—	39,918
Total assets	$148,930	$120,745	$340,060	$(110,699)	$499,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable, deferred income, accrued liabilities and other	$7,948	$29,930	$38,019	$—	$75,897
Intercompany payable	—	5,225	94,514	(99,739)	—
Deferred income taxes	(20,124)	27,967	29,531	—	37,374
Lines-of-credit and receivable-backed notes payable	5,119	12,335	52,538	—	69,992
10.50% senior secured notes payable	110,000	—	—	—	110,000
8.25% convertible subordinated debentures	34,371	—	—	—	34,371
Total liabilities	137,314	75,457	214,602	(99,739)	327,634

Minority interest	—	—	—	3,965	3,965

Total shareholders’ equity	11,616	45,288	125,458	(14,925)	167,437
Total liabilities and shareholders’ equity	$148,930	$120,745	$340,060	$(110,699)	$499,036

DECEMBER 31, 2002

	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Cash and cash equivalents	$22,373	$17,951	$6,581	$—	$46,905
Contracts receivable, net.	—	1,457	14,773	—	16,230
Intercompany receivable	101,549	—	—	(101,549)	—
Notes receivable, net	1,740	9,434	50,621	—	61,795
Inventory, net	—	19,440	153,691	—	173,131
Retained interests in notes receivable sold	—	44,228	—	—	44,228
Investments in subsidiaries	7,730	—	3,230	(10,960)	—
Property and equipment, net	9,791	1,959	40,037	—	51,787
Other assets	6,576	1,792	31,548	—	39,916
Total assets	$149,759	$96,261	$300,481	$(112,509)	$433,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$8,510	$22,485	$26,124	$—	$57,119
Intercompany payable	—	8,392	93,157	(101,549)	—
Deferred income taxes	(19,344)	24,706	25,846	—	31,208
Lines-of-credit and notes payable	3,384	3,000	33,385	—	39,769
10.50% senior secured notes payable	110,000	—	—	—	110,000
8.25% convertible subordinated debentures	34,371	—	—	—	34,371
Total liabilities	136,921	58,583	178,512	(101,549)	272,467

Minority interest	—	—	—	3,242	3,242

Total shareholders’ equity	12,838	37,678	121,969	(14,202)	158,283
Total liabilities and shareholders’ equity	$149,759	$96,261	$300,481	$(112,509)	$433,992

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2003
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
REVENUES
Sales	$—	$9,943	$76,083	$—	$86,026
Management fees.	9,426	—	—	(9,426)	—
Other resort and communities operations revenue	—	1,758	13,073	—	14,831
Interest income	91	1,964	2,057	—	4,112
Gain on sale of notes receivable	—	1,323	—	—	1,323
Other income (expense), net	(23)	(197)	771	—	551
	9,494	14,791	91,984	(9,426)	106,843
COST AND EXPENSES
Cost of sales	—	2,597	23,676	—	26,273
Cost of other resort and communities operations	—	466	14,094	—	14,560
Management fees	—	305	9,121	(9,426)	—
Selling, general and administrative expenses	6,893	5,628	37,976	—	50,497
Interest expense	1,851	177	944	—	2,972
Provision for loan losses	—	189	1,510	—	1,699
	8,744	9,362	87,321	(9,426)	96,001
Income before provision for income taxes and minority interest	750	5,429	4,663	—	10,842
Provision for income taxes	289	2,090	1,795	—	4,174
Minority interest in income of consolidated subsidiary	—	—	—	442	442
Net income (loss)	$461	$3,339	$2,868	$(442)	$6,226

	THREE MONTHS ENDED JUNE 30, 2002 (RESTATED)
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
REVENUES
Sales	$—	$4,507	$66,606	$—	$71,113
Management fees	7,621	—	—	(7,621)	—
Other resort and communities operations revenue	—	830	5,881	—	6,711
Interest income	72	1,755	1,936	—	3,763
Gain on sale of notes receivable	—	1,231	—	—	1,231
	7,693	8,323	74,423	(7,621)	82,818
COST AND EXPENSES
Cost of sales	—	1,182	23,785	—	24,967
Cost of other resort and communities operations	—	402	5,317	—	5,719
Management fees	—	179	7,442	(7,621)	—
Selling, general and administrative expenses	5,898	2,941	31,617	—	40,456
Interest expense	2,346	121	756	—	3,223
Provision for loan losses	—	82	999	—	1,081
Other expense, net	—	318	141	—	459
	8,244	5,225	70,057	(7,621)	75,905
Income (loss) before provision (benefit) for income taxes and minority interest	(551)	3,098	4,366	—	6,913
Provision (benefit) for income taxes	(212)	1,193	1,680	—	2,661
Minority interest in income of consolidated subsidiary	—	—	—	104	104
Income (loss) before cumulative effect of a change in accounting principle	(339)	1,905	2,686	(104)	4,148
Cumulative effect of a change in accounting principle, net of income taxes	—	(714)	(5,215)	—	(5,929)
Minority interest in cumulative effect of a change in accounting principle, net ofincome taxes	—	—	—	(350)	(350)
Net (loss) income	$(339)	$1,191	$(2,529)	$246	$(1,431)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2003
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
REVENUES
Sales	$—	$16,370	$131,438	$—	$147,808
Management fees	16,567	—	—	(16,567)	—
Other resort and communities operations revenue	—	2,903	25,140	—	28,043
Interest income	164	3,772	3,931	—	7,867
Gain on sale of notes receivable	—	2,884	—	—	2,884
Other income (expense), net	60	(176)	1,239	—	1,123
	16,791	25,753	161,748	(16,567)	187,725
COST AND EXPENSES
Cost of sales	—	4,445	40,888	—	45,333
Cost of other resort and communities operations	—	887	27,820	—	28,707
Management fees	—	516	16,051	(16,567)	—
Selling, general and administrative expenses	14,595	9,499	65,633	—	89,727
Interest expense	4,223	265	1,488	—	5,976
Provision for loan losses	—	531	2,694	—	3,225
	18,818	16,143	154,574	(16,567)	172,968
Income (loss) before provision (benefit) for income taxes and minority interest	(2,027)	9,610	7,174	—	14,757
Provision (benefit) for income taxes	(780)	3,699	2,762	—	5,681
Minority interest in income of consolidated subsidiary	—	—	—	723	723
Net income (loss)	$(1,247)	$5,911	$4,412	$(723)	$8,353

	SIX MONTHS ENDED JUNE 30, 2002 (RESTATED)
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	ELIMINATIONS	CONSOLIDATED
REVENUES
Sales	$—	$11,571	$115,467	$—	$127,038
Management fees	13,461	—	—	(13,461)	—
Other resort and communities operations revenue	—	2,173	10,824	—	12,997
Interest income	159	3,277	3,919	—	7,355
Gain on sale of notes receivable	—	3,297	—	—	3,297
	13,620	20,318	130,210	(13,461)	150,687
COST AND EXPENSES
Cost of sales	—	3,185	44,174	—	47,359
Cost of other resort and communities operations	—	782	10,637	—	11,419
Management fees	—	440	13,021	(13,461)	—
Selling, general and administrative expenses	13,123	6,555	54,677	—	74,355
Interest expense	4,465	239	1,407	—	6,111
Provision for loan losses	—	184	2,065	—	2,249
Other expense (income), net	(249)	648	(55)	—	344
	17,339	12,033	125,926	(13,461)	141,837
Income (loss) before provision (benefit) for income taxes and minority interest	(3,719)	8,285	4,284	—	8,850
Provision (benefit) for income taxes	(1,432)	3,190	1,649	—	3,407
Minority interest in income of consolidated subsidiary	—	—	—	246	246
Income (loss) before cumulative effect of a change in accounting principle	(2,287)	5,095	2,635	(246)	5,197
Cumulative effect of a change in accounting principle, net of income taxes	—	(714)	(5,215)	—	(5,929)
Minority interest in cumulative effect of a change in accounting principle, net ofincome taxes	—	—	—	(350)	(350)
Net (loss) income	$(2,287)	$4,381	$(2,580)	$104	$(382)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2003
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	CONSOLIDATED
Operating activities:	$455	$3,300	$14,382	$18,137
Net cash provided by operating activities
Investing activities:
Purchases of property and equipment	(625)	(167)	(3,444)	(4,236)
Sales of property and equipment	797	—	283	1,080
Cash received from retained interests in notes receivable sold	—	2,438	—	2,438
Net cash (used) provided by investing activities	172	2,271	(3,161)	(718)
Financing activities:
Proceeds from borrowings under line-of-credit facilities and other notes payable	7,000	—	10,000	17,000
Payments under line-of-credit facilities and other notes payable	(7,475)	—	(15,731)	(23,206)
Payment of debt issuance costs	(201)	(824)	(195)	(1,220)
Proceeds from the exercise of employee and director stock options	24	—	—	24
Net cash used by financing activities	(652)	(824)	(5,926)	(7,402)
Net increase (decrease) in cash and cash equivalents	(25)	4,747	5,295	10,017
Cash and cash equivalents at beginning of period	22,373	17,951	6,581	46,905
Cash and cash equivalents at end of period	22,348	22,698	11,876	56,922
Restricted cash at end of period	(173)	(21,279)	(11,876)	(33,328)
Unrestricted cash and cash equivalents at end of period	$22,175	$1,419	$—	$23,594

	SIX MONTHS ENDED JUNE 30, 2002
	BLUEGREEN CORPORATION	COMBINED NON- GUARANTOR SUBSIDIARIES	COMBINED SUBSIDIARY GUARANTORS	CONSOLIDATED
Operating activities:
Net cash provided (used) by operating activities	$6,193	$(938)	$6,849	$12,104
Investing activities:
Purchases of property and equipment	(1,203)	(529)	(1,693)	(3,425)
Sales of property and equipment	1	—	20	21
Cash received from retained interests in notes receivable sold	—	8,083	—	8,083
Net cash provided (used) by investing activities	(1,202)	7,554	(1,673)	4,679
Financing activities:
Proceeds from borrowings under line-of-credit facilities and other notes payable	9,850	—	8,842	18,692
Payments under line-of-credit facilities and other notes payable	(9,848)	(1,803)	(13,450)	(25,101)
Payment of debt issuance costs	(21)	(1,133)	(273)	(1,427)
Proceeds from the exercise of employee and director stock options	293	—	—	293
Net cash (used) provided by financing activities	274	(2,936)	(4,881)	(7,543)
Net increase in cash and cash equivalents	5,265	3,680	295	9,240
Cash and cash equivalents at beginning of period	10,969	19,036	8,472	38,477
Cash and cash equivalents at end of period	16,234	22,716	8,767	47,717
Restricted cash and cash equivalents at end of period	(173)	(20,410)	(7,981)	(28,564)
Unrestricted cash and cash equivalents at end of period	$16,061	$2,306	$786	$19,153

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

On August 21, 2000, the Company received a Notice of Field Audit Action (the “Notice”) from the State of Wisconsin Department of Revenue (the “DOR”) alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company’s Christmas Mountain Village™ resort.  In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed.  As of June 30, 2003, aggregate interest was approximately $2.0 million.  The Company filed a Petition for Redetermination (the “Petition”) on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment.  The Company acquired the subsidiaries that were the subject of the Notice in connection with the acquisition of RDI Group, Inc. (“RDI”) on September 30, 1997.  Under the RDI purchase agreement, the Company has the right to offset payments owed by the Company to RDI’s former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties.  (One of the former RDI stockholders is currently employed by the Company as its Senior Vice President of Sales for Bluegreen Resorts.) The Company has notified the former RDI stockholders that it intends to exercise these rights to mitigate any settlement with the DOR in this matter.  In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed VOI sales with RDI without paying sales tax on their purchases.

On May 24, 2003, the Company received a second Notice of Field Audit Action (the “Second Notice”) from the DOR alleging that the two subsidiaries of the Company discussed above failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million.  The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company’s Christmas Mountain Village™ resort.  In addition to the assessment, the Second Notice indicated that interest and penalties would be assessed.  As of June 30, 2003, aggregate interest and penalties total approximately $1.0 million.  The Company filed a Petition for Redetermination (the “Second Petition”) on July 9, 2003, and, if the Second Petition is unsuccessful, the Company intends to vigorously appeal the assessment.  As noted above, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Second Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed VOI sales with the Company without paying sales tax on their purchases.

Based on management’s assessment of the Company’s position in the Petition and the Second Petition, the Company’s right of offset with the former RDI stockholders and other factors discussed above, management does not believe that the possible sales tax pursuant to the Notice and the Second Notice will have a material adverse impact on the Company’s results of operations or financial position, and therefore no amounts have been accrued related to this matter. Additionally, as the statute requiring the assessment of sales tax on VOIs in Wisconsin was repealed in December 1999 and based on the applicable statutes of limitations, the Company believes its exposure in these matters is limited to that discussed above.

8.              Business Segments

The Company has two reportable business segments.  Bluegreen Resorts acquires, develops and markets VOIs at the Company’s resorts and Bluegreen Communities acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

Required disclosures for the Company’s business segments are as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Totals
As of and for the three months ended June 30, 2003
Sales	$62,573	$23,453	$86,026
Other resort and communities operations revenue	12,846	1,985	14,831
Depreciation expense	874	399	1,273
Field operating profit	11,770	2,424	14,194
Inventory, net	71,909	119,684	191,593

	Bluegreen Resorts	Bluegreen Communities	Totals

As of and for the three months ended June 30, 2002 (Restated)
Sales	$42,226	$28,887	$71,113
Other resort and communities operations revenue	5,775	936	6,711
Depreciation expense	666	307	973
Field operating profit	4,625	6,691	11,316
Inventory, net	79,373	104,529	183,902

For the six months ended June 30, 2003
Sales	$107,135	$40,673	$147,808
Other resort and communities operations revenue	24,779	3,264	28,043
Depreciation expense	1,669	797	2,466
Field operating profit	18,997	3,616	22,613

For the six months ended June 30, 2002 (Restated)
Sales	$75,606	$51,432	$127,038
Other resort and communities operations revenue	11,449	1,548	12,997
Depreciation expense	1,378	582	1,960
Field operating profit	9,384	7,897	17,281

Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(Restated)		(Restated)
Field operating profit for reportable segments	$14,194	$11,316	$22,613	$17,281
Interest income	4,112	3,763	7,867	7,355
Gain on sale of notes receivable	1,323	1,231	2,884	3,297
Other income (expense), net	551	(459)	1,123	(344)
Corporate general and administrative expenses	(4,667)	(4,634)	(10,529)	(10,379)
Interest expense	(2,972)	(3,223)	(5,976)	(6,111)
Provision for loan losses	(1,699)	(1,081)	(3,225)	(2,249)
Consolidated income before provision for income taxes and minority interest	$10,842	$6,913	$14,757	$8,850

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Bluegreen Corporation (the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Reform Act of 1995 (the “Act”) and is making the following statements pursuant to the Act to do so.  Certain statements herein and elsewhere in this report and the Company’s other filings with the Securities and Exchange Commission constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company may also make written or oral forward-looking statements in its annual report to stockholders, in press releases and in other written materials, and in oral statements made by its officers, directors and employees.  Such statements may be identified by forward-looking words such as “may”, “intend”, “expect”, “anticipate,” “believe,” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts.  All statements, trend analyses and other information relative to the market for the Company’s products, the Company’s expected future sales, financial position, operating results and liquidity and capital resources and its business strategy, financial plan and expected capital requirements and trends in the Company’s operations or results are forward-looking statements.  Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company’s control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved.  Factors that could adversely affect the Company’s future results can also be considered general “risk factors” with respect to the Company’s business, whether or not they relate to a forward-looking statement. The Company wishes to caution readers that the following important factors, among other risk factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

a)              Risks associated with changes in national, international or regional economic conditions that can adversely affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates and any decrease in the amount of vacation travel (whether as a result of economic, political or other factors), including, but not limited to, air travel, by American consumers;

b)             Risks associated with the imposition of additional compliance costs on the Company as the result of changes in or the interpretation of any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company’s financing operation or the failure of the Company to comply with any law or regulation.  Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company’s inventories and services will adversely impact the Company’s ability to market and sell in any of its current or future markets at its current relative marketing cost;

c)              Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development, financing and carrying costs of inventories may exceed those anticipated);

d)             Risks associated with the inability to locate suitable inventory for acquisition, or with a shortage of available inventory in the Company’s principal markets;

e)              Risks associated with delays in bringing the Company’s inventories to market due to, among other things, changes in regulations governing the Company’s operations, adverse weather conditions, natural disasters or changes in the availability of development financing on terms acceptable to the Company;

f)                Risks associated with changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law, which may limit the effective interest rates that the Company may charge on its notes receivable;

g)             Risks associated with a decreased willingness on the part of banks to extend direct customer home site financing or increased costs thereof, which could result in the Company receiving less cash in connection with the sales of real estate and/or lower sales;

h)             Risks associated with the fact that the Company requires external sources of liquidity to support its operations, acquire, carry, develop and sell real estate and satisfy its debt and other obligations, and the Company may not be able to secure external sources of liquidity on favorable terms or at all including those transactions that are currently under negotiation;

i)                 Risks associated with the inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and vacation ownership notes receivable, including the inability to consummate or fund securitization transactions or to consummate fundings under facilities including those transactions that are currently under negotiation;

j)                 Risks associated with an increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure, which could, among other things, reduce the Company’s interest income, increase loan losses thereby making it more difficult and expensive for the Company to sell and/or pledge receivables, reduce cash flow on retained interests in notes receivable sold as well as adversely affect the fair value of the retained interests in notes receivable sold;

k)              Risks associated with an increase in costs to develop inventory for sale and/or selling, general and administrative expenses which impact the achievement of anticipated profit and operating margins;

l)                 Risks and uncertainties associated with an increase or decrease in the number of land or resort properties subject to the percentage-of-completion method of accounting, which relies on the use of estimates and requires deferral of profit recognition on such projects until development is substantially complete as such increases or decreases could cause material fluctuations in period-to-period results of operations;

m)           Risks associated with the failure of the Company to satisfy the covenants contained in the indentures governing certain of its credit and receivables purchase facilities agreements, which, among other things, place certain restrictions on the Company’s ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity.  In addition, the failure to satisfy certain covenants contained in the Company’s receivable purchase facilities could materially defer or reduce future cash receipts on the Company’s retained interests in notes receivable sold. Any such failure could impair the fair value of the retained interests in notes receivable sold and materially, adversely impact the Company’s liquidity position and its results of operations;

n)             The risk of the Company receiving an unfavorable judgment in any litigation it is involved in, and the impact of any related monetary or equity damages;

o)             Risks associated with selling Vacation Ownership Interests (“VOIs”) in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships;

p)             The risk that the Company’s sales and marketing techniques are not successful, and the risk that the Bluegreen Vacation Club (the “Club”) is not accepted by consumers or imposes limitations on the Company’s operations, or is adversely impacted by legal or other requirements;

q)             Risks relating to any joint venture that the Company is a party to, including risks that a dispute may arise with a joint venture member, that the Company’s joint venture will not be as successful as anticipated and that the Company may have to make capital contributions to the joint venture in amounts greater than anticipated;

r)                Risks and uncertainties that estimates used in determining the carrying amounts of the Company’s assets and contingent liabilities will prove not to be correct and that currently proposed or future changes in accounting principles will have an adverse impact on the Company;

s)              Risks associated with the Company’s significant investment in and operation of golf courses, the profitability of which and potential gain or loss upon the ultimate disposition of such golf courses will be impacted by prevailing market conditions and other factors.

t)                Risks that the acquisition of a business by the Company will result in unforeseen liabilities, decreases of net income and/or cash flows of the Company, or otherwise prove to be less successful than anticipated.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company’s situation changes in the future.

General

The Company operates through two business segments. Bluegreen Resorts develops, markets and sells VOIs in the Company’s resorts, primarily through the Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings.  This seasonality may cause significant fluctuations in the quarterly operating results of the Company, with the majority of the Company’s gross revenues and net earnings historically occurring in the quarters ending in June and September each year.  Other material fluctuations in operating results may occur due to the timing of development and the Company’s use of the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements), and hence the Company’s results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three and six months ended June 30, 2003 or June 30, 2002, other than to the extent that the Company continually reviews and has historically increased the sales prices of its VOIs annually.  Based on prior history, the Company does not expect that inflation will have a material impact on the Company’s revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase its sales prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the interest rate the Company charges on its new receivables from its customers.

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on the Company’s sales in its domestic sales offices.  With the exception of the La Cabana Beach Resort and Racquet Club™ in Aruba (“La Cabana”), guests at the Company’s Club destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts.  There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company’s results of operations in future periods.

The Company recognizes revenue on home site and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development relating to the real estate sold. In cases where all development has not been completed, the Company recognizes income in accordance with the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A portion of the Company’s revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of notes receivable.  The gains are recorded on the Company’s Condensed Consolidated Income Statement and the related retained interests in the portfolios are recorded on its Condensed Consolidated Balance Sheet at the time of sale.  The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations.  If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and cash flow from the retained interests in notes receivable sold will decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors.  If the accelerated payment formula were to become applicable, the cash flow on the retained interests notes receivables sold would be reduced until the outside investors were paid or the regular payment formula was resumed.   If these situations were to occur, it may cause a decline in the fair value of the retained interests and a charge to earnings currently.  There can be no assurances that the carrying value of the Company’s retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains.  See “Credit and Purchase Facilities for Bluegreen Resorts’ Receivables and Inventories” below.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including recognition under the percentage-of-completion method of accounting; the Company’s reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, the Company’s results of operations and financial condition could be materially adversely impacted.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

•                  In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” the Company recognizes revenue on retail land sales and sales of VOIs when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting.  Should the Company’s estimates regarding the collectibility of its receivables change adversely or the Company’s estimates of the total anticipated cost of its vacation ownership or Bluegreen Communities projects increase, the Company’s results of operations could be adversely impacted.

•                  The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses.  These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions.  The Company reviews these factors and adjusts its reserve for loan losses on at least a quarterly basis.  Should the Company’s estimates of these and other pertinent factors change, the Company’s results of operations, financial condition and liquidity position could be adversely affected.

•                  When the Company transfers financial assets to third parties, such as when it sells notes receivable either pursuant to its vacation ownership receivables purchase facilities or, in the case of land mortgages receivable, private-placement REMICs, it evaluates whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from the Company (i.e. put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that the Company does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call).  The Company believes that it has obtained appropriate legal opinions and other guidance deemed necessary to properly account for its transfers of financial assets as sales in accordance with SFAS No. 140.

In connection with the sales of notes receivable referred to above, the Company retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable.  Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.  The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved.  Should the Company’s estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and the Company’s results of operations and financial condition would be adversely impacted.

•                  The Company periodically evaluates the recovery of the carrying amounts of its long-lived assets includinig its real estate properties under the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Factors that the Company considers in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project.  Should the Company’s estimates of these factors change, the Company’s results of operations and financial condition would be adversely impacted.

•                  Effective April 1, 2002, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.”  Other intangible assets are amortized over their useful lives.  Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit (for the Company, either Bluegreen Resorts or Bluegreen Communities) to which the goodwill or intangible assets have been assigned.  Should the Company’s estimates of the fair value of its reporting units change, the Company’s results of operations and financial condition could be adversely impacted.

•                  During the years ended March 31, 2002 and April 1, 2001, the Company deferred the cost of generating vacation ownership tours through telemarketing programs until such time as these tours were conducted, based on an accepted industry accounting principle. Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred.  The Company believes that the new method of accounting for these costs is preferable over the Company’s previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting. The cumulative effect of this change in accounting principle was additional expenses of $5.9 million, net of tax, in the three and six months ended June 30, 2002. Had the Company applied this new method of accounting for these costs retroactively to the six-month period ended June 30, 2002, pro forma net loss would have been approximately $1.5 million and diluted loss per share would have been $(0.02).

Results of Operations

(amounts in thousands)	Bluegreen Resorts		Bluegreen Communities		Total

Three Months Ended June 30, 2003

Sales	$62,573	100%	$23,453	100%	$86,026	100%
Cost of sales	(13,223)	(21)	(13,050)	(56)	(26,273)	(31)
Gross profit	49,350	79	10,403	44	59,753	69
Other resort and communities operations revenues	12,846	21	1,985	8	14,831	17
Cost of other resort and communities operations	(12,663)	(20)	(1,897)	(8)	(14,560)	(17)
Selling and marketing expenses	(33,368)	(53)	(5,458)	(23)	(38,826)	(45)
Field general and administrative expenses (1)	(4,395)	(7)	(2,609)	(11)	(7,004)	(8)
Field operating profit	$11,770	19%	$2,424	10%	$14,194	17%

Three Months Ended June 30, 2002 (2)
Sales	$42,226	100%	$28,887	100%	$71,113	100%
Cost of sales	(10,740)	(25)	(14,227)	(49)	(24,967)	(35)
Gross profit	31,486	75	14,660	51	46,146	65
Other resort and communities operations revenues	5,775	13	936	3	6,711	9
Cost of resort and communities operations	(4,749)	(11)	(970)	(3)	(5,719)	(8)
Selling and marketing expenses	(25,453)	(60)	(5,433)	(19)	(30,886)	(43)
Field general and administrative expenses (1)	(2,434)	(6)	(2,502)	(9)	(4,936)	(7)
Field operating profit	$4,625	11%	$6,691	23%	$11,316	16%

(amounts in thousands)	Bluegreen Resorts		Bluegreen Communities		Total

Six Months Ended June 30, 2003

Sales	$107,135	100%	$40,673	100%	$147,808	100%
Cost of sales	(22,863)	(21)	(22,470)	(55)	(45,333)	(31)
Gross profit	84,272	79	18,203	45	102,475	69
Other resort and communities operations revenues	24,779	23	3,264	8	28,043	19
Cost of other resort and communities operations	(25,236)	(24)	(3,471)	(9)	(28,707)	(19)
Selling and marketing expenses	(56,864)	(53)	(9,378)	(23)	(66,242)	(45)
Field general and administrative expenses (1)	(7,954)	(7)	(5,002)	(12)	(12,956)	(9)
Field operating profit	$18,997	18%	$3,616	9%	$22,613	15%

Six Months Ended June 30, 2002 (2)
Sales	$75,606	100%	$51,432	100%	$127,038	100%
Cost of sales	(18,602)	(25)	(28,757)	(56)	(47,359)	(37)
Gross profit	57,004	75	22,675	44	79,679	63
Other resort and communities operations revenues	11,449	15	1,548	3	12,997	10
Cost of resort and communities operations	(9,609)	(13)	(1,810)	(4)	(11,419)	(9)
Selling and marketing expenses	(44,683)	(59)	(10,069)	(20)	(54,752)	(43)
Field general and administrative expenses (1)	(4,777)	(6)	(4,447)	(9)	(9,224)	(7)
Field operating profit	$9,384	12%	$7,897	15%	$17,281	14%

(1)          General and administrative expenses attributable to corporate overhead have been excluded from the tables.  Corporate general and administrative expenses totaled $4.7 million and $4.6 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $10.5 million and $10.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

(2)          Restated. See Note 1 to the Condensed Consolidated Financial Statements.

Sales and Field Operations

Consolidated sales increased 21% to $86.0 million from $71.1 million for the three months ended June 30, 2003 (the “2003 Quarter”) and June 30, 2002 (the “2002 Quarter”), respectively. Bluegreen Resorts and Bluegreen Communities sales comprised 73% and 27%, respectively, of consolidated sales during the 2003 Quarter.  Bluegreen Resorts and Bluegreen Communities sales comprised 59% and 41%, respectively, of consolidated sales during the 2002 Quarter.

Consolidated sales increased 16% to $147.8 million from $127.0 million for the six months ended June 30, 2003 (the “2003 Period”) and June 30, 2002 (the “2002 Period”), respectively. Bluegreen Resorts and Bluegreen Communities sales comprised 72% and 28%, respectively, of consolidated sales during the 2003 Period.  Bluegreen Resorts and Bluegreen Communities sales comprised 60% and 40%, respectively, of consolidated sales during the 2002 Period.

Bluegreen Resorts

During the 2003 Quarter and the 2002 Quarter, sales of VOIs contributed $62.6 million and $42.2 million, respectively, to the Company’s total consolidated sales, reflecting a 48% increase.  During the 2003 Period and the 2002 Period, sales of VOIs contributed $107.1 million and $75.6 million, respectively, to the Company’s total consolidated sales, reflecting a 42% increase.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Number of VOI sales transactions	7,033	5,225	11,794	8,793
Average sales price per transaction	$9,791	$9,117	$9,708	$9,098
Gross margin	79%	75%	79%	75%

The $20.3 million increase in Bluegreen Resorts’ sales during the 2003 Quarter, as compared to the 2002 Quarter, was due in part to the opening of five new sales sites. The new sales sites include, a sales office at the Mountain Run at Boyne™ resort in Boyne Mountain, Michigan (opened in November 2002), a sales office at the Solara Surfside™ resort in Surfside, Florida (opened in January 2003) and three offsite sales operations in Daytona Beach, Florida (opened in June 2002), Minneapolis, Minnesota (opened in November 2002) and Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), generated a combined $7.5 million of sales during the 2003 Quarter. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to the Company’s growing Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects. Sales to owner and referral prospects increased by 25% during the 2003 Quarter as compared to the 2002 Quarter. This combined with a 32% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 60,200 prospects during the 2003 Quarter from approximately 45,600 prospects during the 2002 Quarter and an increase in the sale-to-tour conversion ratio contributed to the overall sales increase during the periods presented. The increase in average sales price reflected in the above table also contributed to the increase in sales during the 2003 Quarter as compared to the 2002 Quarter.

The $31.5 million increase in Bluegreen Resorts’ sales during the 2003 Period, as compared to the 2002 Period, was due in part to the opening of the five new sales sites discussed above, which generated a combined $13.5 million of sales during the 2003 Period. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to the Company’s growing Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects. Sales to owner and referral prospects increased by 32% during the 2003 Period as compared to the 2002 Period. This combined with a 32% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 98,700 prospects during the 2003 Period from approximately 74,700 prospects during the 2002 Period and an increase in the sale-to-tour conversion ratio contributed to the overall sales increase during the periods presented. The increase in average sales price reflected in the above table also contributed to the increase in sales during the 2003 Period as compared to the 2002 Period.

Gross margin percentages varied between periods based on the relative costs of the specific VOIs sold in each respective period.

Bluegreen Resorts intends to continue its focus and resources on acquiring and developing new resorts to ensure the availability of inventory in its principal markets. Bluegreen Resorts is currently negotiating the acquisition of four resorts in Florida. There can be no assurances that these resorts will be acquired at acceptable pricing or at all.

Other resort operations revenues increased $7.1 million during the 2003 Quarter as compared to the 2002 Quarter.  Other resort operations revenues increased $13.3 million during the 2003 Period as compared to the 2002 Period. On October 2, 2002, Leisure Plan, Inc. (“LPI”), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, “TMOV”).  LPI was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, LPI generates sales leads for VOI sales utilizing various marketing strategies.  Through the application of a proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages.  These packages sometimes combine hotel stays, cruises and gift premiums.  Buyers of these mini-vacation packages are then usually required to participate in a vacation ownership sales presentation.  LPI generates sales prospects that are sold to other VOI developers and, to a lesser extent, for the Company’s VOI sales business.  During the 2003 Quarter and 2003 Period, LPI generated $5.6 million and $11.4 million of revenues, respectively.  The remainder of the increase in other resort operations revenues was due to an increase in revenues generated by the Company’s wholly-owned title company and an increase in revenues from managing the Club; both of such increases are commensurate with the increase in sales during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively.

Cost of other resort operations increased $7.9 million during the 2003 Quarter as compared to the 2002 Quarter and increased $15.6 million during the 2003 Period as compared to the 2002 Period. These increases were primarily as a result of operating expenses of $7.5 million and $15.2 million incurred by LPI during the 2003 Quarter and 2003 Period, respectively.  LPI’s losses during the 2003 Quarter and 2003 Period are due in part to the impact of applying fair market valuations to TMOV’s assets based on purchase accounting required by SFAS No. 141, “Business Combinations,” the initial costs of LPI implementing new lead generation programs to integrate with the Company’s resorts business and the impact of deferred revenue accounting on mini-vacation package sale recognition.

Selling and marketing expenses for Bluegreen Resorts, which are primarily variable with sales, decreased as a percentage of sales to 53% during the 2003 Quarter from 60% during the 2002 Quarter. Such expenses decreased as a percentage of sales to 53% from 59% during the 2003 Period and 2002 Period, respectively. These decreases are primarily due to an 8% increase in the sale-to-tour conversion ratio (to 13% from 12%) and the increase in the average sales price per transaction noted above.  The decrease is also due to the increase in sales to the Company’s Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects, as previously discussed. Sales to these prospects have relatively low associated marketing costs. Selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and the Company as a whole.  No assurances can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $2.0 million during the 2003 Quarter as compared to the 2002 Quarter and increased $3.2 million during the 2003 Period as compared to the 2002 Period. These increases were due to the addition of the Minneapolis, Daytona Beach and Harbor Springs (Boyne Highlands) offsite sales offices and the Mountain Run at Boyne™ and Solara Surfside™ sales offices and due to expenses associated with potential real estate acquisitions during the 2003 Quarter and 2003 Period, which were not pursued. As a percentage of sales, these costs remained relatively consistent at approximately 7% during the 2003 Quarter and 2003 Period and 6% during the 2002 Quarter and 2002 Period.

Bluegreen Communities

During the 2003 Quarter and the 2002 Quarter, Bluegreen Communities contributed $23.5 million and $28.9 million, respectively, to the Company’s total consolidated sales, reflecting a 19% decrease. During the 2003 Period and the 2002 Period, Bluegreen Communities contributed $40.7 million and $51.4 million, respectively, to the Company’s total consolidated sales, reflecting a 21% decrease.

The table below sets forth the number of home sites sold by Bluegreen Communities and the average sales price per home site for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Number of home sites sold	812	405	1,144	953
Average sales price per home site	$35,991	$57,843	$40,532	$56,104
Gross margin	44%	51%	45%	44%

Bluegreen Communities’ sales decreased $5.4 million during the 2003 Quarter as compared to the 2002 Quarter and decreased $10.8 million during the 2003 Period as compared to the 2002 Period primarily as a result of the substantial sellout of one of the Company’s premier golf course communities, The Preserve at Jordan Lake™ during the quarter ended March 31, 2003.  In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton™.  This new project, which began sales in April 2003, generated sales of $4.8 million during the 2003 Quarter. The remaining decrease is due to more sales being deferred under the percentage-of-completion method of accounting during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively.

Bluegreen Communities intends to primarily focus its resources on developing new golf communities and continuing to support its successful regions in Texas.  Bluegreen Communities is currently negotiating the acquisition of two properties for the development of new golf course communities in the Southeastern United States.  There can be no assurances that these properties will be acquired at acceptable pricing or at all.  During the 2003 Quarter, the Company’s golf communities and Texas regions comprised approximately 37% and 57%, respectively, of Bluegreen Communities’ sales.  During the 2003 Period, the Company’s golf communities and Texas regions comprised approximately 28% and 65%, respectively, of Bluegreen Communities’ sales.

The decrease in gross margin during the 2003 Quarter as compared to the 2002 Quarter was due to variations in the mix of home sites sold during the respective periods.  Variations in cost structures and market pricing of projects available for sale as well as the opening of phases of projects which include premium home sites (e.g., water frontage, preferred views, larger acreage home sites, etc.) will impact the gross margin of Bluegreen Communities from period to period.  These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin has historically been between 44% and 55% of sales and is expected to be such for the foreseeable future.

Other communities operations include the Company’s Carolina National™, Golf Club at Brickshire™ and Preserve at Jordan Lake™ golf courses as well as realty resale operations at several of the Company’s residential land communities. Other communities operations revenues increased $1.0 million to $2.0 million from $936,000 and the related cost increased $927,000 to $1.9 million from $970,000 during the 2003 Quarter and the 2002 Quarter, respectively.  Other communities operations revenues increased $1.7 million to $3.3 million from $1.5 million and the related cost increased $1.7 million to $3.5 million from $1.8 during the 2003 Period and the 2002 Period, respectively.  These increases were primarily due to the opening of the golf courses at Brickshire™, located in New Kent, Virginia, and The Preserve in March 2002 and August 2002, respectively. In addition, the Company’s realty resale operations, which commenced sales in January 2003, generated $382,000 and $757,000 in commissions revenues during the 2003 Quarter and 2003 Period, respectively.

The Company’s golf courses generated a nominal net profit during the 2003 Quarter. The golf course operations yielded aggregate losses during the 2003 Period, 2002 Quarter and 2002 Period of $390,000, $34,000 and $262,000, respectively, due to fixed operating expenses and low, seasonal revenues during the first three months of each period. Also, two of the Company’s golf courses were still in their first year of operations during the 2003 Period. Management believes that the operating results of these new courses should improve as these courses mature.

The Company’s realty resale operations generated an aggregate net profit during the 2003 Quarter and 2003 Period of $76,000 and $183,000, respectively, despite the fact that operations were still in the start-up phase.

Selling and marketing expenses for Bluegreen Communities increased as a percentage of sales to 23% from 19% during the 2003 Quarter and 2002 Quarter, respectively, and to 23% from 20% during the 2003 Period and 2002 Period, respectively, due to the substantial sell out of The Preserve during the 2003 Period.  The Preserve generated lower selling and marketing expenses as a percentage of sales due in part to its location near the Raleigh-Durham area, which decreased overall selling and marketing expenses as a percentage of sales for Bluegreen Communities during the 2002 Period.

Corporate General and Administrative Expenses

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations”, above.

The Company’s corporate general and administrative (“G&A”) expenses consist primarily of expenses incurred to administer the various support functions at the Company’s corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal.  Corporate G&A remained relatively constant at $4.7 million and $4.6 million during the 2003 Quarter and the 2002 Quarter, respectively, and at $10.5 million and $10.4 million during the 2003 Period and 2002 Period, respectively. As a percentage of sales, these costs decreased during the 2003 Quarter and 2003 Period to 54% and 71%, respectively, from 65% and 82% during the 2002 Quarter and 2002 Period, respectively.

Interest Income

The Company’s interest income is earned from its notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income increased by 9% to $4.1 million during the 2003 Quarter as compared to $3.8 million during the 2002 Quarter.  Interest income increased by 7% to $7.9 million during the 2003 Period as compared to $7.4 million during the 2002 Period.  The increases in interest income during the 2003 Quarter and the 2003 Period were due to higher interest income earned from the Company’s notes receivable commensurate with higher average aggregate notes receivable balances during the 2003 Quarter and the 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively.

Gain on Sale of Notes Receivable

Sales of vacation ownership notes receivable were made pursuant to receivables purchase facilities in place during the respective periods (the current vacation ownership receivables purchase facility is more fully described below under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories”).

During the 2003 Quarter and the 2002 Quarter, the Company recognized gains on the sale of notes receivable totaling $1.3 million and $1.2 million, respectively. During the 2003 Period and the 2002 Period, the Company recognized gains on the sale of notes receivable totaling $2.9 million and $3.3 million, respectively. The 13% decrease in gain on sale of notes receivable during the 2003 Period, as compared to the 2002 Period, was commensurate with the decrease in the principal amount of notes receivable sold ($50.0 million and $59.5 million in the 2003 Period and 2002 Period, respectively).  The amount of notes receivable sold during a quarterly period depends on several factors including, but not limited to, the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, the Company’s cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management’s discretion.

Other Income, Net

Other income, net of other expense, totaled $551,000 during the 2003 Quarter and other expense, net of other income, was $459,000 during the 2002 Quarter.  Other income, net of other expense, totaled $1.1 million during the 2003 Period and other expense, net of other income, was $344,000 during the 2002 Period.  The increase in other income, net, during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively, was primarily due to foreign currency exchange gains on Bluegreen Communities’ remaining Canadian operations, increased deposit forfeiture income (on canceled sales) commensurate with increased sales volume by Bluegreen Resorts, a lower amount of amortization expense related to deferred facility fees on the Company’s vacation ownership receivables purchase facility and a gain recognized upon the disposition of a shared ownership interest in a corporate airplane.

Interest Expense

Interest expense remained relatively constant at $3.0 million and $3.2 million during the 2003 Quarter and the 2002 Quarter, respectively, and at $6.0 million and $6.1 million during the 2003 Period and 2002 Period, respectively.   The Company’s debt-to-equity ratio has remained relatively constant at 1.28:1 at June 30, 2003 and 1.31:1 at June 30, 2002.

Provision for Loan Losses

The allowance for loan losses by division as of June 30, 2003 and December 31, 2002 is as follows (amounts in thousands):

	Bluegreen Resorts	Bluegreen Communities	Other	Total
June 30, 2003
Notes receivable	$62,353	$11,572	$1,881	$75,806
Less: allowance for loan losses	(4,961)	(259)	(112)	(5,332)
Notes receivable, net	$57,392	$11,313	$1,769	$70,474
Allowance as a % of gross notes receivable	8%	2%	6%	7%
December 31, 2002
Notes receivable	$53,029	$11,559	$1,896	$66,484
Less: allowance for loan losses	(4,081)	(496)	(112)	(4,689)
Notes receivable, net	$48,948	$11,063	$1,784	$61,795
Allowance as a % of gross notes receivable	8%	4%	6%	7%

The Company recorded provisions for loan losses totaling $1.7 million and $1.1 million during the 2003 Quarter and the 2002 Quarter, respectively. The provision for loan losses was $3.2 million and $2.2 million during the 2003 Period and 2002 Period, respectively. The increases in the provision during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively, were primarily due to higher note receivable balances outstanding at June 30, 2003 as compared to June 30, 2002. Also, the provision for loan losses increased during the 2003 Period due to higher delinquency rates on vacation ownership notes receivable from Venezuelan customers as the Venezuelan government has enacted restrictions on cash payments outside of their country.  The Company believes that its allowance for loan losses is an adequate reserve for future losses on the Company’s notes receivable portfolio as of June 30, 2003.

Other notes receivable at June 30, 2003 and December 31, 2002, primarily consisted of a loan to Casa Grande Cooperative Association I, which is the property owners’ association that is responsible for the maintenance of La Cabana.

Cumulative Effect of Change in Accounting Principle, Net of Tax

During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating vacation ownership tours through its telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle.   Effective April 1, 2002, the Company elected to change its accounting policy to expense such costs as incurred.  The Company believes that the new method of accounting for these costs is preferable over the Company’s previous method and has applied it prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting.   The cumulative effect of this change in accounting principle was additional expense of $5.9 million, net of tax, in both the 2002 Quarter and 2002 Period.

Summary

Based on the factors discussed above, the Company’s net income increased to $6.2 million during the 2003 Quarter from a net loss of $1.4 million during the 2002 Quarter.  The Company’s net income increased to $8.4 million during the 2003 Period from a net loss of $382,000 during the 2002 Period.

Changes in Financial Condition

Cash Flows From Operating Activities

Cash flows from operating activities increased $6.0 million to net cash inflows of $18.1 million from $12.1 million during the 2003 Period and the 2002 Period, respectively.  Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased to $56.4 million from $48.8 million during the 2003 Period and the 2002 Period, respectively.  The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows.  The majority of the Company’s sales for Bluegreen Resorts result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company’s notes receivable, on a regular basis is an integral function of the Company’s operations, and has therefore classified such activities as operating activities.

Cash Flows From Investing Activities

Cash flows from investing activities decreased $5.4 million to net cash outflows of $718,000 from net cash inflows of $4.7 million in the 2003 Period and the 2002 Period, respectively.  The decrease was primarily due to less cash received from the Company’s retained interests in notes receivable sold.  As a result of a term securitization of previously sold notes receivable during the nine months ended December 31, 2002, all cash generated by the securitized receivables that would normally be received by the Company in connection with the retained interests is first being used to fund required cash reserve accounts.  It is anticipated that the Company will begin to receive cash inflows relative to the retained interests in the term securitization during the year ending December 31, 2003.  The Company received $2.4 million and $8.1 million of cash from its retained interests in notes receivable sold during the 2003 Period and the 2002 Period, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities remained relatively constant at net cash outflows of $7.4 million and $7.5 million during the 2003 Period and the 2002 Period, respectively.

Liquidity and Capital Resources

The Company’s capital resources are provided from both internal and external sources.  The Company’s primary capital resources from internal operations are: (i) cash sales, (ii) down payments on home site and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable including cash received from the Company’s retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed owned arising from sales of VOIs and home sites and (v) net cash generated from other resort services and other communities operations.  Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities.  The Company’s capital resources are used to support the Company’s operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying the Company’s debt, and other obligations.  The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future acquisitions.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The Company maintains various credit and purchase facilities with financial institutions that provide for receivable financing for its vacation ownership projects.

The Company’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in the Company’s continued liquidity.   The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company’s case for the 2003 Period, approximated 60% of sales.  Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to the Company meeting its short and long-term cash needs.

In April 2002, the Company executed agreements for a vacation ownership receivables purchase facility (the “Purchase Facility”) with ING Capital, LLC (“ING”), an affiliate of ING Bank NV, acting as initial purchaser.  The Purchase Facility utilizes an owner’s trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the “Subsidiary”), and the Subsidiary sells the receivables to an owners’ trust (qualified special purpose entity) without recourse to the Company or the Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility.  The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent.  Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash.  The balance of the purchase price will be deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid.   ING earns a return equal to the London Interbank Offered Rate (“LIBOR”) plus 1.00% through April 15, 2003, and LIBOR plus 1.25% thereafter, subject to use of alternate return rates in certain circumstances.  In addition, ING received a 0.25% annual facility fee through April 15, 2003.  The ING Purchase Facility also provides for the sale of land notes receivable, under modified terms. The Company acts as servicer under the Purchase Facility for a fee.

The Purchase Facility Agreements include various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.  ING’s obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events.  These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to ING, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company, (4) a material adverse change to the Company since December 31, 2001, (5) the amount borrowed under the Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a “Significant Arrangement”), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company’s tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company’s tangible net worth to become due, (9) the Company’s tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, (10) the ratio of the Company’s debt to tangible net worth exceeding 6 to 1, or (11) the failure of the Company to perform its servicing obligations.

As a result of a term securitization and sale of the previously purchased receivables under the Purchase Facility by ING in December 2002, the availability under the Purchase Facility, as amended, allows for sales of notes receivable for a cumulative purchase price of up to $75.0 million on a revolving basis through September 30, 2003, at 85% of the principal balance, subject to the eligibility requirements and certain conditions precedent.  Based on sales of receivables under the Purchase Facility and receipts from customers of the principal balance of the receivables sold, the remaining availability under the Purchase Facility as of June 30, 2003 was $18.1 million.

The Purchase Facility discussed above is the only receivables purchase facility in which the Company currently has the ability to sell receivables, with the Company’s ability to sell receivables under prior facilities having expired. The Company is seeking new vacation ownership receivable purchase facilities to replace expiring facilities.  The Company is currently discussing terms for two potential new vacation ownership receivable purchase facilities with unaffiliated financial institutions.   Factors which could adversely impact the Company’s ability to obtain new or additional vacation ownership receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to engage in such facilities in the vacation ownership area; a deterioration in the performance of the Company’s vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in the Company’s performance generally.  There can be no assurances that the Company will obtain a new purchase facility to replace the Purchase Facility when it is completed or expires.  As indicated above, the Company’s inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on the Company’s liquidity and operations.

The Company is also a party to a number of securitization-type transactions, all of which in the Company’s opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, the Company sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction.  In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold.  The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents.  Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company’s special purpose subsidiary as the holder of the retained interests in the receivables according to one of two specified formulas.  In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interests in the receivables.  Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors.  In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company’s subsidiary in its capacity as the holder of the retained interests.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed.  Such a reduction in cash flow could cause a decline in the fair value of the Company’s retained interests in the receivables sold.  Declines in fair value that are determined to be other than temporary are charged to operations in the current period.  In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company’s special purpose subsidiary, the suspension or termination of that commitment.  In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer.  In that case, the Company’s obligation to service the receivables would terminate and it would cease to receive a servicing fee.

In February 2003, the Company entered into a $50.0 million revolving vacation ownership receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of General Motors Acceptance Corporation.  The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012.  The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding.  The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs.  The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility.  Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility.  During the 2003 Period, the Company pledged $15.0 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $13.5 million in cash borrowings.  At June 30, 2003, $12.1 million was outstanding under the GMAC Receivables Facility. In July 2003, the Company borrowed an additional $2.6 million under the GMAC Receivables Facility. The Company is currently negotiating to increase the capacity of this revolving credit facility to $75.0 million.  There can be no assurances that the Company’s negotiations will be successful.

RFC has also provided the Company with a $15.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”).  The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009.  Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization.  Indebtedness under the facility will bear interest at LIBOR plus 4.75%.  Interest payments are due monthly.  The Company was required to pay an upfront loan fee of $112,500 in connection with the GMAC AD&C Facility.  As of August 12, 2003, the Company had not borrowed under the GMAC AD&C Facility. The Company is currently negotiating to increase the capacity of this revolving credit facility to $45.0 million.  There can be no assurances that the Company’s negotiations will be successful.

GE previously provided the Company with a $28.0 million acquisition and development facility for its VOI inventories (the “GE A&D Facility”). The borrowing period on the GE A&D Facility has expired and all outstanding borrowings have been repaid. The Company is currently negotiating a new acquisition and development credit facility with GE.  There can be no assurances that the Company’s negotiations will be successful.

Under an existing $30.0 million revolving credit facility with Foothill Capital Corporation (“Foothill”) primarily for the use of borrowing against Bluegreen Communities receivables, the Company can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables.  See the next paragraph for further details on this facility.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Company has a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities’ receivables, with up to $10.0 million of the total facility available for Bluegreen Communities’ inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts’ receivables.  On March 26, 2003, the Company borrowed $8.5 million pursuant to the revolving credit facility for the purpose of acquiring 1,142 acres of land in Braselton, Georgia in connection with the development of a golf course community to be known as the Traditions of Braselton™. The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Traditions of Braselton™ borrowing is due on March 10, 2006. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus .75% when the average monthly outstanding loan balance is greater than or equal to $10.0 million. If the average monthly outstanding loan balance is less than $10.0 million, the interest rate is the greater of 7.00% or the prime lending rate plus 1.00%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In March 2003, Foothill extended the Company’s ability to borrow under the facility through December 31, 2005, and extended the maturity date to December 31, 2007 for borrowings collateralized by receivables. At June 30, 2003, the outstanding principal balance under this facility was approximately $13.4 million, $6.6 million of which related to the acquisition of the Traditions of Braselton, $1.5 million of which related to Bluegreen Resorts’ receivables borrowings and $5.3 million of which related to Bluegreen Communities’ receivables borrowings.

On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the “GMAC Communities Facility”) with RFC. The Company is the guarantor on the GMAC Communities Facility.  The GMAC Communities Facility is secured by the real property home sites (and personal property related thereto) at the following Bluegreen Communities projects of the Company, as well as any Bluegreen Communities projects acquired by the Company with funds borrowed under the GMAC Communities Facility (the “Secured Projects”):  Brickshire™ (New Kent County, Virginia); Mountain Lakes Ranch™ (Bluffdale, Texas); Ridge Lake Shores™ (Magnolia, Texas); Riverwood Forest™ (Fulshear, Texas); Waterstone™ (Boerne, Texas) and Yellowstone Creek Ranch™ (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by the Company’s Carolina National™ and The Preserve at Jordan Lake™ golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004.  Principal payments are effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006.  The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly.  The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Communities Facility amount. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. During the 2003 Period, the Company borrowed $10.0 million under the GMAC Communities Facility. The Company uses the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes.  As of June 30, 2003, $9.9 million was outstanding under the GMAC Communities Facility.

The Company is currently negotiating with an unaffiliated financial institution and has received a term sheet regarding a $10 million, revolving line-of-credit that would be collateralized by Bluegreen Communities’ receivables.  There can be no assurances that this line-of-credit will be obtained on acceptable terms or at all.

Over the past several years, the Company has received approximately 90% to 99% of its home site sales proceeds in cash. Accordingly, in recent years the Company has reduced the borrowing capacity under credit agreements secured by Bluegreen Communities’ receivables. The Company attributes the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer home site financing at attractive interest rates. No assurances can be given that local banks will continue to provide such customer financing.

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

Unsecured Credit Facility

The Company has a $12.5 million unsecured line-of-credit with Wachovia Bank, N.A.  Amounts borrowed under the line bear interest at LIBOR plus 2%.  Interest is due monthly and all outstanding amounts are due on December 31, 2003.  The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active vacation ownership receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.  During the 2003 Period, the Company had borrowed and repaid $5.0 million under this line-of-credit. As of June 30, 2003, no amounts were outstanding under the line, nor have any amounts been borrowed under this line through August 12, 2003. This line-of-credit has historically been an important source of short-term liquidity for the Company.

Summary

The Company requires external sources of liquidity in order to support its operations and satisfy its debt and other obligations. The Company’s level of debt and debt service requirements have several important effects on its operations, including the following:  (i) the Company has significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the Company’s vulnerability to adverse economic and industry conditions; (ii) the Company’s leveraged position increases its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to the Company’s indebtedness require the Company to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.  Certain of the Company’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than the Company.

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Bluegreen Resorts business segment. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into the Company’s operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company’s operations in the vacation ownership industry. In addition, the Company intends to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company’s successful regions in Texas.

The Company’s material commitments for capital resources as of June 30, 2003, included the required payments due on its receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its vacation ownership and communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of the Company’s outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of June 30, 2003, by period due (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Receivable-backed notes payable	$19,101	$—	$—	$6,814	$12,287
Lines-of-credit and notes payable	50,891	10,076	30,025	10,588	202
10.50% senior secured notes payable	110,000	—	—	110,000	—
8.25% convertible subordinated debentures	34,371	—	2,171	9,200	23,000
Noncancelable operating leases	16,953	3,849	4,892	2,895	5,317
Total contractual obligations	$231,316	$13,925	$37,088	$139,497	$40,806

In addition, the Company has issued a $1.4 million letter-of-credit (the “LOC”), which is collateralized by a certificate of deposit, in connection with the issuance of a performance bond on a Bluegreen Communities project. The LOC expires in January 2008.

The Company intends to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments.  While the Company believes that it will be able to meet all required debt payments when due, there can be no assurances that this will be the case.

The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $8.7 as of June 30, 2003.  The Company estimates that the total cash required to complete its Bluegreen Communities projects in which sales have occurred to be approximately $41.3 as of June 30, 2003.  These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, the Company anticipates that it will incur such obligations in the future.  The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the Purchase Facility and one or more replacement facilities the Company will seek to put in place will be sufficient to meet the Company’s anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. The Company will be required to renew or replace credit and/or receivables purchase facilities that have expired or that will expire in the near term. The Company will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurances that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet the Company’s cash needs, including, without limitation, its debt service obligations.  To the extent the Company is not able to sell notes receivable or borrow under such facilities, the Company’s ability to satisfy its obligations would be materially adversely affected.

The Company has a large number of credit facilities, indentures, other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination.  No assurances can be given that the Company will not be required to seek waivers of such covenants or that such covenants will not limit the Company’s ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect the Company’s operations.  In addition, the Company’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company’s control.

The Company’s ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company’s business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries, some of which are beyond the Company’s control.  If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations and support its operations, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt.  The Company cannot provide any assurance that it will be able to obtain sufficient external sources of liquidity on attractive terms, or at all.  In addition, many of the Company’s obligations under our debt arrangements contain cross-default or cross-acceleration provisions.  As a result, if the Company defaults under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on the Company’s business.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

For a complete description of the Company’s foreign currency and interest rate related market risks, see the discussion in the Company’s Transitional Annual Report on Form 10-KT for the nine months ended December 31, 2002. There has not been a material change in the Company’s exposure to foreign currency and interest rate risks since December 31, 2002.

Item 4.           Controls and Procedures

In order to ensure that the information disclosed in the Company’s filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and internal controls over financial reporting will prevent all error and all improper conduct.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Appearing as Exhibits 31.1 and 31.2 to this quarterly report are the Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this quarterly report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Certain other litigation involving the Company is described in the Company’s Transitional Annual Report on Form 10-KT for the nine months ended December 31, 2002. Subsequent to the filing of such Form 10-KT, there have been no material developments with respect to such litigation, except as follows.

On May 24, 2003, the Company received a Notice of Field Audit Action (the “Second Notice”) from the State of Wisconsin Department of Revenue alleging that two subsidiaries of the Company that were previously acquired by the Company in connection with its acquisition of RDI Group, Inc. failed to collect and remit sales and use taxes during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company’s Christmas Mountain Village™ resort.  In addition to the assessment, the Second Notice indicated that interest and penalties would be assessed.  As of June 30, 2003, aggregate interest and penalties total approximately $1.0 million. The Company filed a Petition for Redetermination (the “Second Petition”) on July 9, 2003, and, if the Second Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Second Notice, if any, may be funded through collections of sales tax from the consumers who effected the assessed VOI sales with the Company without paying sales tax on their purchases. Management does not believe that the possible sales tax pursuant to the Second Notice will have a material adverse impact on the Company’s results of operations or financial position, and therefore no amounts have been accrued related to this matter.

Item 4.           Submission of Matters to a Vote of Security Holders

On May 29, 2003, the Company held its annual meeting of shareholders. At the meeting, the shareholders voted on the election of three directors for a term of three years expiring at the 2006 annual meeting of shareholders. The results of the voting were as follows:

	Shares Voted
Nominee	For	Against	Abstain	Total
Norman H. Becker	22,371,055	230,451	—	22,601,506
J. Larry Rutherford	22,365,071	236,435	—	22,601,506
Arnold Sevell	22,370,955	230,551	—	22,601,506

The Company’s Board of Directors is divided into three classes which have terms expiring at the Company’s Annual Meeting of Shareholders over the next three years.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

4.13                           Sixth Supplemental Indenture dated as of April 30, 2003 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and the SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008.

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K: The following reports were filed on Form 8-K during the period covered by this quarterly report.

On May 9, 2003, the Company filed a Current Report on Form 8-K with respect to its financial results for the quarter ended March 31, 2003.

On July 23, 2003, the Company filed a Current Report on Form 8-K with respect to its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: August 12, 2003	By:	/S/ GEORGE F. DONOVAN
George F. Donovan President and Chief Executive Officer

Date: August 12, 2003	By:	/S/ JOHN F. CHISTE
John F. Chiste Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo Vice President and Chief Accounting Officer (Principal Accounting Officer)