Form 10-Q
period 2003-09-30
BLUEGREEN CORP
filed 2003-11-14
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the Quarterly period ended September 30, 2003

                                       or

|_|  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission File Number: 0-19292

                              BLUEGREEN CORPORATION
             (Exact name of registrant as specified in its charter)

            Massachusetts                               03-0300793
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of November 12, 2003, there were 27,702,063 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 24,946,763 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information (unaudited)

Item 1. Financial Statements                                                Page
                                                                            ----

        Condensed Consolidated Balance Sheets at
              September 30, 2003 and December 31, 2002.....................    3

        Condensed Consolidated Statements of Income - Three Months
              Ended September 30, 2003 and September 29, 2002..............    4

        Condensed Consolidated Statements of Income - Nine Months
              Ended September 30, 2003 and September 29, 2002..............    5

        Condensed Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 2003 and September 29, 2002..............    6

        Notes to Condensed Consolidated Financial Statements ..............    8

Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition ...............   22

Item 3. Quantitative and Qualitative
              Disclosures About Market Risk ...............................   39

Item 4. Controls and Procedures............................................   39

Part II - Other Information

Item 1. Legal Proceedings..................................................   40

Item 6. Exhibits and Reports on Form 8-K...................................   41

Signatures.................................................................   42

Note: The terms "Bluegreen" and "Bluegreen Vacation Club" are registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands, except per share data)

                                                                                                   September 30,     December 31,
                                                                                                       2003             2002
                                                                                                       ----             ----
                                                                                                    (Unaudited)        (Note)
ASSETS
Cash and cash equivalents (including restricted cash of $36,000 and $20,551
   at September 30, 2003 and December 31, 2002, respectively) ............................           $  55,782        $  46,905
Contracts receivable, net ................................................................              33,952           16,230
Notes receivable, net ....................................................................             108,306           61,795
Inventory, net ...........................................................................             210,354          173,131
Prepaid expenses .........................................................................              12,944           11,630
Retained interests in notes receivable sold ..............................................              55,684           44,228
Property and equipment, net ..............................................................              54,999           51,787
Intangible assets ........................................................................               3,779           13,269
Other assets .............................................................................              16,266           15,017
                                                                                                     ---------        ---------
   Total assets ..........................................................................           $ 552,066        $ 433,992
                                                                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .........................................................................           $   7,174        $   5,878
Accrued liabilities and other ............................................................              52,803           31,537
Deferred income ..........................................................................              19,529           19,704
Deferred income taxes ....................................................................              43,646           31,200
Receivable-backed notes payable ..........................................................              22,254            5,360
Lines-of-credit and notes payable ........................................................              78,316           34,409
10.50% senior secured notes payable ......................................................             110,000          110,000
8.25% convertible subordinated debentures ................................................              34,371           34,371
                                                                                                     ---------        ---------
   Total liabilities .....................................................................             368,093          272,459

Commitments and contingencies

Minority interest ........................................................................               5,125            3,250

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ....................                  --               --
Common stock, $.01 par value, 90,000 shares authorized; 27,510 and 27,343
   shares issued at September 30, 2003 and December 31, 2002, respectively ...............                 275              273
Additional paid-in capital ...............................................................             124,216          123,535
Treasury stock, 2,756 common shares at cost at both September 30, 2003
   and December 31, 2002 .................................................................             (12,885)         (12,885)
Accumulated other comprehensive income, net of income taxes ..............................               1,787              460
Retained earnings ........................................................................              65,455           46,900
                                                                                                     ---------        ---------
   Total shareholders' equity ............................................................             178,848          158,283
                                                                                                     ---------        ---------
   Total liabilities and shareholders' equity ............................................           $ 552,066        $ 433,992
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

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                      September 30,          September 29,
                                                                                          2003                   2002
                                                                                          ----                   ----
                                                                                                              (Restated)
Revenues:
   Sales .................................................................               $108,941               $83,386
   Other resort and communities operations revenue .......................                 14,549                 7,564
   Interest income .......................................................                  4,441                 4,018
   Gain on sales of notes receivable .....................................                    476                 2,037
                                                                                         --------               -------
                                                                                          128,407                97,005
Costs and expenses:
   Cost of sales .........................................................                 31,033                29,009
   Cost of other resort and communities operations .......................                 14,489                 6,831
   Selling, general and administrative expenses ..........................                 59,132                47,102
   Interest expense ......................................................                  3,650                 3,321
   Provision for loan losses .............................................                  2,300                 1,561
   Other expense, net ....................................................                    515                   676
                                                                                         --------               -------
                                                                                          111,119                88,500
                                                                                         --------               -------

Income before minority interest and provision for income taxes  ..........                 17,288                 8,505
Minority interest in income of consolidated subsidiary ...................                    699                   245
                                                                                         --------               -------
Income before provision for income taxes .................................                 16,589                 8,260
Provision for income taxes ...............................................                  6,387                 3,180
                                                                                         --------               -------
Net income ...............................................................               $ 10,202               $ 5,080
                                                                                         ========               =======

Earnings per common share:
Basic ....................................................................               $   0.41               $  0.21
                                                                                         ========               =======
Diluted ..................................................................               $   0.36               $  0.19
                                                                                         ========               =======

Weighted average number of common and common equivalent shares:

Basic ....................................................................                 24,634                24,497
                                                                                         ========               =======
Diluted ..................................................................                 29,377                28,749
                                                                                         ========               =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   Condensed Consolidated Statements of Income
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                          September 30,      September 29,
                                                                                              2003                2002
                                                                                              ----                ----
                                                                                                               (Restated)
Revenues:
   Sales ...........................................................................        $256,749           $ 210,424
   Other resort and communities operations revenue .................................          42,592              20,561
   Interest income .................................................................          12,308              11,373
   Gain on sales of notes receivable ...............................................           3,360               5,334
   Other income, net ...............................................................             608                  --
                                                                                            --------           ---------
                                                                                             315,617             247,692
Costs and expenses:
   Cost of sales ...................................................................          76,366              76,368
   Cost of other resort and communities operations .................................          43,196              18,251
   Selling, general and administrative expenses ....................................         148,859             121,456
   Interest expense ................................................................           9,626               9,432
   Provision for loan losses .......................................................           5,525               3,810
   Other expense, net ..............................................................              --               1,020
                                                                                            --------           ---------
                                                                                             283,572             230,337
                                                                                            --------           ---------

Income before minority interest and provision for income taxes  ....................          32,045              17,355
Minority interest in income of consolidated subsidiary .............................           1,875                 645
                                                                                            --------           ---------
Income before provision for income taxes ...........................................          30,170              16,710
Provision for income taxes .........................................................          11,615               6,433
                                                                                            --------           ---------
Income before cumulative effect of a change in accounting principle ................          18,555              10,277
Cumulative effect of a change in accounting principle, net of income
    taxes (Note 1) .................................................................              --              (5,929)
Minority interest in cumulative effect of change in accounting principle,
    net of income taxes ............................................................              --                (350)
                                                                                            --------           ---------
Net income .........................................................................        $ 18,555           $   4,698
                                                                                            ========           =========

Earnings per common share:

Basic:
   Income before cumulative effect of a change in accounting principle .............        $   0.75           $    0.42

   Cumulative effect of a change in accounting principle, net of income
       taxes and minority interest .................................................              --               (0.23)
                                                                                            --------           ---------
   Net income ......................................................................        $   0.75           $    0.19
                                                                                            ========           =========

Diluted:
   Income before cumulative effect of a change in accounting principle .............        $   0.68           $    0.40

   Cumulative effect of a change in accounting principle, net of income
       taxes and minority interest .................................................              --               (0.19)
                                                                                            --------           ---------
   Net income ......................................................................        $   0.68           $    0.21
                                                                                            ========           =========

Weighted average number of common and common equivalent shares:

Basic ..............................................................................          24,604              24,392
                                                                                            ========           =========
Diluted ............................................................................          29,089              28,705
                                                                                            ========           =========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                                                      Nine Months Ended
                                                                                              September 30,     September 29,
                                                                                                  2003               2002
                                                                                                  ----               ----
                                                                                                                  (Restated)
Operating activities:
   Net income ...........................................................................       $  18,555         $   4,698
   Adjustments to reconcile net income to net cash provided by operating activities:
        Cumulative effect of change in accounting principle, net ........................              --             5,929
        Minority interest in income of consolidated subsidiary ..........................           1,875               295
        Depreciation and amortization ...................................................          10,403             6,842
        Amortization of discount on note payable ........................................              --               107
        Gain on sales of notes receivable ...............................................          (3,360)           (5,334)
        (Gain) loss on sales of property and equipment ..................................            (212)              250
        Provision for loan losses .......................................................           5,525             3,810
        Provision for deferred income taxes .............................................          11,615             6,433
        Interest accretion on retained interests in notes receivable sold ...............          (3,564)           (3,919)
        Proceeds from sales of notes receivable .........................................          49,650            73,654
        Proceeds from borrowings collateralized by notes receivable .....................          22,086             3,175
        Payments on borrowings collateralized by notes receivable .......................          (4,970)           (4,713)
   Changes in operating assets and liabilities:
     Contracts receivable ...............................................................         (17,722)          (12,294)
     Notes receivable ...................................................................        (115,197)          (94,167)
     Inventory ..........................................................................          11,232            31,881
     Prepaids and other assets ..........................................................          (3,186)           (4,402)
     Accounts payable, accrued liabilities and other ....................................          29,581            11,058
                                                                                                ---------         ---------
Net cash provided by operating activities ...............................................          12,311            23,303
                                                                                                ---------         ---------

Investing activities:
   Purchases of property and equipment ..................................................          (7,527)           (5,232)
   Sales of property and equipment ......................................................           1,080                42
   Cash received from retained interests in notes receivable sold .......................           5,948            13,681
                                                                                                ---------         ---------
Net cash provided (used) by investing activities ........................................            (499)            8,491
                                                                                                ---------         ---------

Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
     other notes payable ................................................................          32,000            32,018
   Payments under line-of-credit facilities and other notes payable .....................         (33,830)          (34,711)
   Payment under 8% convertible subordinated notes payable to related
     parties ............................................................................              --            (6,000)
   Payment of debt issuance costs .......................................................          (1,642)           (2,641)
   Proceeds from exercise of employee and director stock options ........................             537               526
                                                                                                ---------         ---------
Net cash used by financing activities ...................................................          (2,935)          (10,808)
                                                                                                ---------         ---------

Net increase in cash and cash equivalents ...............................................           8,877            20,986
Cash and cash equivalents at beginning of period ........................................          46,905            38,477
                                                                                                ---------         ---------
Cash and cash equivalents at end of period ..............................................          55,782            59,463
Restricted cash and cash equivalents at end of period ...................................         (36,000)          (24,620)
                                                                                                ---------         ---------
Unrestricted cash and cash equivalents at end of period .................................       $  19,782         $  34,843
                                                                                                =========         =========

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
           Condensed Consolidated Statements of Cash Flows - continued
                             (amounts in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                               September 30,       September 29,
                                                                                    2003               2002
                                                                                    ----               ----
                                                                                                    (Restated)
Supplemental schedule of non-cash operating, investing
    and financing activities:

       Retained interests in notes receivable sold ........................       $11,682             $19,396
                                                                                  =======             =======

       Property and equipment acquired through financing ..................       $ 2,250             $   198
                                                                                  =======             =======

       Inventory acquired through foreclosure or deedback in lieu of
        foreclosure .......................................................       $ 4,967             $ 6,695
                                                                                  =======             =======

       Inventory acquired through financing ...............................       $43,488             $    --
                                                                                  =======             =======

       Net change in unrealized gains on investments ......................       $ 2,158             $   450
                                                                                  =======             =======

See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For further information, refer to the Company's audited consolidated financial statements for the nine months ended December 31, 2002, which are included in the Company's Transitional Annual Report on Form 10-KT, filed with the Securities and Exchange Commission on March 31, 2003.

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

      Organization

      The Company is a leading marketer of vacation and residential lifestyle choices through its resort and residential land and golf communities businesses, which are located predominantly in the Southeastern, Southwestern and Midwestern United States. The Company's resort business ("Bluegreen Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs are of two types: one which entitles the buyer of the points-based Bluegreen Vacation Club (the "Club") product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed week being held in trust for the buyer) and the second which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity. "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at the Company's participating resorts. The Company currently develops, markets and sells VOIs in 15 resorts located in the United States and Aruba. The Company also markets and sells VOIs in its resorts at five off-site sales locations. The Company's residential land and golf communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets the subdivided residential home sites to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. During the nine months ended September 30, 2003, sales generated by Bluegreen Resorts and Bluegreen Communities represented approximately 74% and 26%, respectively, of the Company's total sales. The Company's other resort and communities operations revenues are generated from mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, hotel operations, realty resale commissions and daily-fee golf course operations. The Company also generates significant interest income by providing financing to individual purchasers of VOIs and, to a nominal extent, home sites sold by Bluegreen Communities.

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

      Cumulative Effect of Change in Accounting Principle

      During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating VOI tours through its telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. In December 2002, the Company elected to change its accounting policy to expense such costs as incurred, effective April 1, 2002. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has applied it prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting. The condensed consolidated statement of income for the three months ended September 29, 2002 has been restated from the amounts previously reported in the Company's Quarterly Report on Form 10-Q to reflect the impact of the change in accounting principle. Net income as previously reported in the Company's Quarterly Report on Form 10-Q for the three months ended September 29, 2002 reconciled to the restated amount is as follows (in thousands, except per share data):

         Net income, as previously reported .........................................     $5,723
         Impact of expensing telemarketing costs that were previously deferred in the computation of net income, as previously
            reported, net of income taxes and minority interest .....................       (643)
                                                                                          ------
         Net income, as restated ....................................................     $5,080
                                                                                          ======

         Earnings per common share, as previously reported:
            Basic ...................................................................     $ 0.23
                                                                                          ======
            Diluted .................................................................     $ 0.21
                                                                                          ======
         Earnings per common share, as restated:
            Basic ...................................................................     $ 0.21
                                                                                          ======
            Diluted .................................................................     $ 0.19
                                                                                          ======

      The condensed consolidated statement of income for the nine months ended September 29, 2002 includes amounts restated to reflect the impact of the change in accounting principle as of April 1, 2002. However, the amounts included in this interim period related to the three months ended March 31, 2002, do not reflect the impact of the change in accounting principle. Accordingly, pro forma information is presented below to show the effect of a retroactive application of the change in accounting principle on the operating results of the Company for the nine months ended September 29, 2002 (in thousands, except per share data):

         Net income .................................................................     $3,563
                                                                                          ======
         Basic earnings per common share ............................................     $ 0.15
                                                                                          ======
         Diluted earnings per common share ..........................................     $ 0.17
                                                                                          ======

      Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if the Company's 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. The Company excluded approximately 906,000 and 1.2 million anti-dilutive stock options from its computations of earnings per common share during the three and nine months ended September 30, 2003, respectively, and excluded approximately 1.6 million anti-dilutive stock options from its computations of earnings per common share during both the three and nine months ended September 29, 2002.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Three Months Ended               Nine Months Ended
                                                                     September 30,   September 29,    September 30,    September 29,
                                                                         2003            2002             2003             2002
                                                                                      (Restated)                        (Restated)
                                                                    -------------------------------------------------------------
Basic earnings per common share - numerators:
    Income before cumulative effect of a change in
       accounting principle ...................................       $ 10,202         $  5,080         $ 18,555         $ 10,277
    Cumulative effect of a change in accounting
       principle, net of income taxes and minority
       interest ...............................................             --               --               --           (5,579)
                                                                      -----------------------------------------------------------
    Net income ................................................       $ 10,202         $  5,080         $ 18,555         $  4,698
                                                                      ===========================================================

  Diluted earnings per common share - numerators:
    Income before cumulative effect of a change in
       accounting principle - basic ...........................       $ 10,202         $  5,080         $ 18,555         $ 10,277
    Effect of dilutive securities, net of income taxes ........            441              436            1,308            1,318
                                                                      -----------------------------------------------------------
    Income before cumulative effect of a change in
       accounting principle - diluted .........................         10,643            5,516           19,863           11,595
    Cumulative effect of a change in accounting
       principle, net of income taxes and minority
       interest ...............................................             --               --               --           (5,579)
                                                                      -----------------------------------------------------------
    Net income - diluted ......................................       $ 10,643         $  5,516         $ 19,863         $  6,016
                                                                      ===========================================================

Denominators:
   Denominator for basic earnings per common
       share - weighted-average shares ........................         24,634           24,497           24,604           24,392
   Effect of dilutive securities:
       Stock options ..........................................            572               81              314              142
       Convertible securities .................................          4,171            4,171            4,171            4,171
                                                                      -----------------------------------------------------------
   Dilutive potential common shares ...........................          4,743            4,252            4,485            4,313
                                                                      -----------------------------------------------------------
   Denominator for diluted earnings per common share -
      adjusted weighted-average shares and assumed
      conversions .............................................         29,377           28,749           29,089           28,705
                                                                      ===========================================================

Basic earnings per common share:
   Income before cumulative effect of a change in
      accounting principle ....................................       $   0.41         $   0.21         $   0.75         $   0.42
   Cumulative effect of a change in accounting
      principle, net of income taxes and minority
      interest ................................................             --               --               --            (0.23)
                                                                      -----------------------------------------------------------
   Net income .................................................       $   0.41         $   0.21         $   0.75         $   0.19
                                                                      ===========================================================

Diluted earnings per common share:
   Income before cumulative effect of a change in
      accounting principle ....................................       $   0.36         $   0.19         $   0.68         $   0.40
   Cumulative effect of a change in accounting
      principle, net of income taxes and minority
      interest ................................................             --               --               --            (0.19)
                                                                      -----------------------------------------------------------
   Net income .................................................       $   0.36         $   0.19         $   0.68         $   0.21
                                                                      ===========================================================

      Sales of Notes Receivable and Related Retained Interests

      When the Company sells its notes receivable either pursuant to its vacation ownership receivables purchase facilities, term securitizations or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), it evaluates whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from the Company (i.e. put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that the Company does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call).

      In connection with such transactions, the Company retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

      Interest on the Company's retained interests in notes receivable sold is accreted using the effective yield method.

      Recent Accounting Pronouncements

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the nine months ended September 30, 2003.

      On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of the new statement did not have an impact on the Company's financial position or results of operations as of and for the nine months ended September 30, 2003.

      On January 1, 2003, the Company adopted the accounting provisions of Interpretation No. 45, oGuarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Otherso ("FIN 45"). The Company had previously adopted the disclosure requirements of FIN 45 during the nine months ended December 31, 2002. FIN 45 requires that certain guarantees be initially recorded at fair value, as opposed to the former practice of recording a liability only when a loss was probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The adoption of the accounting requirements of FIN 45 did not have an impact on the Company's financial position or results of operations as of and for the nine months ended September 30, 2003.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation's consolidation provisions apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not did not have an impact on the Company's financial position or results of operations as of and for the nine months ended September 30, 2003 and is not expected to have an impact on the Company for the foreseeable future.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the results of operations or financial position of the Company as of and for the nine months ended September 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. With the exception of certain mandatorily redeemable financial interests (such as the Company's noncontrolling interest in the Joint Venture), SFAS No. 150 became effective for all other instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003. The application of SFAS No. 150 to certain mandatorily redeemable financial interests has been deferred indefinitely by the FASB. The adoption of this statement did not have an impact on the results of operations or financial position of the Company as of and for the nine months ended September 30, 2003.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions" and a proposed FASB Statement, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and No. 67." The proposed SOP, if adopted by the FASB, would primarily impact the Company's recognition of certain sales of VOIs and the manner in which the Company accounts for the cost of sales of VOIs. Currently, it appears that a final pronouncement on VOI transactions would not be effective for the Company until the year ending December 31, 2005. The Company has not yet evaluated the impact of the proposed SOP on its results of operations or financial position, as the FASB and the AICPA are currently reconsidering the direction and scope of this proposed SOP in light of the comment letters received and the ongoing FASB project to develop global revenue recognition guidelines.

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

      Pro forma information regarding net income and earnings per share as if the Company had accounted for its grants of stock options to its employees under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2003 and September 29, 2002, respectively: risk free investment rates of 2.8% and 2.0%; dividend yields of 0% and 0%; a volatility factor of the expected market price of the Company's common stock of .631 and .698; and a weighted-average life of 6.0 years and 5.0 years, respectively. During the nine months ended September 30, 2003, the Company granted options to acquire 727,508 shares of its common stock.

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

                                                                Three Months Ended              Nine Months Ended
                                                          September 30,  September 29,    September 30,   September 29,
                                                               2003           2002            2003           2002
                                                                           (Restated)                     (Restated)
                                                          -------------------------------------------------------------
      Net income, as reported ........................       $10,202        $ 5,080          $18,555        $ 4,698
      Pro forma stock-based employee
         compensation cost, net of income taxes ......           (81)           (66)            (320)            95
                                                             -------        -------          -------        -------
      Pro forma net income ...........................       $10,121        $ 5,014          $18,235        $ 4,793
                                                             =======        =======          =======        =======

      Earnings per common share, as reported:
          Basic ......................................       $  0.41        $  0.21          $  0.75        $  0.19
          Diluted ....................................       $  0.36        $  0.19          $  0.68        $  0.21

      Pro forma earnings per common share:
          Basic ......................................       $  0.41        $  0.20          $  0.74        $  0.20
          Diluted ....................................       $  0.36        $  0.19          $  0.67        $  0.21

      Accumulated Other Comprehensive Income

      Accumulated other comprehensive income on the condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are classified as available-for-sale investments.

      The following table discloses the components of the Company's comprehensive income for the periods presented (in thousands):

                                                                          Three Months Ended               Nine Months Ended
                                                                    September 30,  September 29,     September 30,   September 29,
                                                                         2003          2002              2003            2002
                                                                                    (Restated)                        (Restated)
                                                                    --------------------------------------------------------------
      Net income ..............................................        $10,202        $ 5,080           $18,555        $ 4,698
      Net unrealized gains on retained interests in notes
           receivable sold, net of income taxes ...............            551          1,423             1,327          1,700
                                                                       -------        -------           -------        -------
      Total comprehensive income ..............................        $10,753        $ 6,503           $19,882        $ 6,398
                                                                       =======        =======           =======        =======

      Reclassifications

      Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.    Acquisition

      On October 2, 2002, Great Vacation Destinations, Inc. (f/k/a Leisure Plan, Inc.), a wholly-owned subsidiary of the Company (the "Subsidiary"), acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (the "Acquisition"). The Subsidiary was a newly-formed entity with no prior operations. As part of the Acquisition, the Subsidiary paid $2.3 million in cash at the closing of the Acquisition on October 2, 2002 (including a $292,000 payment for certain refundable deposits) and $500,000 in cash on March 31, 2003. The Subsidiary also agreed to pay contingent consideration up to a maximum of $12.5 million through December 31, 2007, based on the Subsidiary's Net Operating Profit (as that term is defined in Section 1.49 of the Asset Purchase Agreement), as follows:

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

      Applicable payments will be made after the end of each calendar year, commencing with the year ending December 31, 2003. Should any contingent consideration be paid, the Company will record that amount as goodwill. Based on the Subsidiary's results of operations to date, the Company has not accrued any contingent consideration as of September 30, 2003.

3.    Sale of Notes Receivable

      In June 2001, the Company executed agreements for a vacation ownership receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank NV, acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Finance Subsidiary"), and the Finance Subsidiary sells the receivables to an owners' trust (a qualified special purpose entity) without recourse to the Company or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as ING has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. ING earned a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, and LIBOR plus 1.25% through September 30, 2003. In addition, ING received a 0.25% annual facility fee through April 15, 2003. The ING Purchase Facility also provided for the sale of land notes receivable, under modified terms. The Company acted as the servicer under the ING Purchase Facility for a fee.

      On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of VOI loan-backed securities on behalf of the Company (the "2002 Term Securitization"). The $181.0 million in aggregate principal of VOI receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the ING Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold to General Electric Capital Real Estate ("GE") and Barclays Bank, PLC ("Barclays"), under a completed purchase facility (the "GE/Barclays Purchase Facility"); and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with GE under a VOI receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the ING Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility, respectively.

      As a result of the 2002 Term Securitization, the availability under the Purchase Facility, as subsequently amended, allowed for sales of additional notes receivable for a cumulative purchase price of up to $75.0 million on a revolving basis through September 30, 2003, at 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. On October 8, 2003, Resort Finance, LLC ("RFL"), acquired and assumed ING's rights, obligations and commitments as the initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from ING. In connection with its assumption of the Purchase Facility, RFL expanded the size of the Purchase Facility to $100.0 million and extended the term of the Purchase Facility on a revolving basis through March 31, 2004.

      During the three months ended September 30, 2003, the Company sold approximately $8.4 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $7.2 million. As a result of this sale, the Company recognized a gain of approximately $476,000 and recorded retained interests in notes receivable sold and servicing assets of approximately $1.7 million and $87,000, respectively. During the nine months ended September 30, 2003, the Company sold approximately $58.4 million of aggregate principal balance of notes receivable under the ING Purchase Facility for a cumulative purchase price of $49.7 million. In connection with these sales, the Company recognized an aggregate gain of approximately $3.4 million and recorded retained interests in notes receivable sold and servicing assets of approximately $11.7 million and $600,000, respectively.

      The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold during the nine months ended September 30, 2003: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

4.    Receivable-backed Notes Payable

      On September 10, 2003, the Company amended the terms of its revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation, which was originally entered into on February 10, 2003. The amendment increased the borrowing capacity from $50.0 million to $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. During the nine months ended September 30, 2003, the Company borrowed an aggregate of $19.3 million pursuant to the GMAC Receivables Facility, with $16.0 million of such borrowings outstanding at September 30, 2003.

5.    Lines-of-Credit and Notes Payable

      On August 29, 2003, the Company borrowed $6.7 million in the form of two promissory notes pursuant to an existing, now expired, credit facility with Finova Capital Corporation. The proceeds from the borrowing were used to acquire 3,996 unsold VOIs and undeveloped land that can accommodate the construction of approximately 200 new vacation residences in a resort called the Grande Villas at World Golf Village(TM), located in St. Augustine, Florida for a total purchase price of $8.4 million.

      The balance of the purchase price was paid from operating cash. The promissory notes, which are secured by the underlying assets, require principal payments based on agreed-upon release prices as VOIs are sold, subject to certain minimum periodic principal reductions, and bear interest at the greater of 7% or the prime lending rate plus 2%, payable monthly. The final maturities of the promissory notes are February 28, 2005 for the $5.6 million promissory note and August 29, 2006 for the $1.1 million promissory note.

      On September 16, 2003, the Company borrowed $17.4 million pursuant to an existing credit facility with RFC. The proceeds from the borrowing were used to acquire The Fountains(TM) (f/k/a Oasis Lakes Resort), an existing vacation ownership resort in Orlando, Florida for a total purchase price of $20.5 million. The balance of the purchase price was paid from operating cash. The acquisition included certain unsold VOIs, land that can accommodate the construction of approximately 576 additional vacation residences, a 20,000 square-foot sales center, an adjoining parcel of land that is zoned for commercial use and certain notes receivable. The borrowing, which is secured by the underlying assets, requires principal payments based on agreed-upon release prices as VOIs are sold, subject to certain minimum periodic principal reductions, and bears interest at the LIBOR lending rate plus 4.75%, payable monthly. The final maturity of the note payable is September 16, 2007.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30, 2003
                                                          -------------------------------------------------------------------------
                                                                           COMBINED
                                                                              NON-        COMBINED
                                                           BLUEGREEN       GUARANTOR     SUBSIDIARY
                                                          CORPORATION     SUBSIDIARIES   GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                          -------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents .......................      $  15,002       $  25,335      $  15,445      $      --       $  55,782
    Contracts receivable, net .......................             --           2,090         31,862             --          33,952
    Intercompany receivable .........................        115,071              --             --       (115,071)             --
    Notes receivable, net ...........................            408          16,918         90,980             --         108,306
    Inventory, net ..................................             --          22,024        188,330             --         210,354
    Retained interests in notes receivable sold .....             --          55,684             --             --          55,684
    Investments in subsidiaries .....................          7,730              --          3,230        (10,960)             --
    Property and equipment, net .....................         11,415           1,925         41,659             --          54,999
    Other assets ....................................          6,358           2,881         23,750             --          32,989
                                                           ---------       ---------      ---------      ---------       ---------
       Total assets .................................      $ 155,984       $ 126,857      $ 395,256      $(126,031)      $ 552,066
                                                           =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Accounts payable, deferred income, accrued
     liabilities and other ..........................      $  12,658       $  30,706      $  36,142      $      --       $  79,506
    Intercompany payable ............................             --           3,918        111,153       (115,071)             --
    Deferred income taxes ...........................        (19,455)         29,787         33,314             --          43,646
    Lines-of-credit and receivable-backed notes
     payable ........................................          5,066          14,764         80,740             --         100,570
    10.50% senior secured notes payable .............        110,000              --             --             --         110,000
    8.25% convertible subordinated debentures .......         34,371              --             --             --          34,371
                                                           ---------       ---------      ---------      ---------       ---------
       Total liabilities ............................        142,640          79,175        261,349       (115,071)        368,093

    Minority interest ...............................             --              --             --          5,125           5,125

Total shareholders' equity ..........................         13,344          47,682        133,907        (16,085)        178,848
                                                           ---------       ---------      ---------      ---------       ---------
Total liabilities and shareholders' equity ..........      $ 155,984       $ 126,857      $ 395,256      $(126,031)      $ 552,066
                                                           =========       =========      =========      =========       =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       DECEMBER 31, 2002
                                                            ------------------------------------------------------------------------
                                                                            COMBINED
                                                                               NON-         COMBINED
                                                             BLUEGREEN      GUARANTOR      SUBSIDIARY
                                                            CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                            ------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents .........................      $  22,373       $  17,951      $   6,581      $      --     $  46,905
    Contracts receivable, net .........................             --           1,457         14,773             --        16,230
    Intercompany receivable ...........................        101,549              --             --       (101,549)           --
    Notes receivable, net .............................          1,740           9,434         50,621             --        61,795
    Inventory, net ....................................             --          19,440        153,691             --       173,131
    Retained interests in notes receivable sold .......             --          44,228             --             --        44,228
    Investments in subsidiaries .......................          7,730              --          3,230        (10,960)           --
    Property and equipment, net .......................          9,791           1,959         40,037             --        51,787
    Other assets ......................................          6,576           1,792         31,548             --        39,916
                                                             ---------       ---------      ---------      ---------     ---------
       Total assets ...................................      $ 149,759       $  96,261      $ 300,481      $(112,509)    $ 433,992
                                                             =========       =========      =========      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable, accrued liabilities
         and other ....................................      $   8,510       $  22,485      $  26,124      $      --     $  57,119
    Intercompany payable ..............................             --           8,392         93,157       (101,549)           --
    Deferred income taxes .............................        (19,344)         24,698         25,846             --        31,200
    Lines-of-credit and notes payable .................          3,384           3,000         33,385             --        39,769
    10.50% senior secured notes payable ...............        110,000              --             --             --       110,000
    8.25% convertible subordinated debentures .........         34,371              --             --             --        34,371
                                                             ---------       ---------      ---------      ---------     ---------
       Total liabilities ..............................        136,921          58,575        178,512       (101,549)      272,459

   Minority interest ..................................             --              --             --          3,250         3,250

   Total shareholders' equity .........................         12,838          37,686        121,969        (14,210)      158,283
                                                             ---------       ---------      ---------      ---------     ---------
      Total liabilities and shareholders' equity ......      $ 149,759       $  96,261      $ 300,481      $(112,509)    $ 433,992
                                                             =========       =========      =========      =========     =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                           -------------------------------------------------------------------------
                                                                           COMBINED
                                                                              NON-         COMBINED
                                                            BLUEGREEN      GUARANTOR      SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------------------------------------------------------------------------
REVENUES
    Sales .............................................      $      --      $   9,857      $  99,084       $      --     $ 108,941
    Management fees ...................................         11,803             --             --         (11,803)           --
    Other resort and communities operations revenue ...             --          1,416         13,133              --        14,549
    Interest income ...................................             64          1,542          2,835              --         4,441
    Gain on sales of notes receivable .................             --            476             --              --           476
                                                             ---------      ---------      ---------       ---------     ---------
                                                                11,867         13,291        115,052         (11,803)      128,407
COSTS AND EXPENSES
    Cost of sales .....................................             --          2,566         28,467              --        31,033
    Cost of other resort and communities operations ...             --            458         14,031              --        14,489
    Management fees ...................................             --            298         11,505         (11,803)           --
    Selling, general and administrative expenses ......          7,471          5,814         45,847              --        59,132
    Interest expense ..................................          2,647            169            834              --         3,650
    Provision for loan losses .........................             --            303          1,997              --         2,300
    Other expense, net ................................             10            358            147              --           515
                                                             ---------      ---------      ---------       ---------     ---------
                                                                10,128          9,966        102,828         (11,803)      111,119
                                                             ---------      ---------      ---------       ---------     ---------
    Income before provision for income taxes and
       minority interest ..............................          1,739          3,325         12,224              --        17,288
    Provision for income taxes ........................            669          1,011          4,707              --         6,387
    Minority interest in income of consolidated
         subsidiary ...................................             --             --             --             699           699
                                                             ---------      ---------      ---------       ---------     ---------
    Net income ........................................      $   1,070      $   2,314      $   7,517       $    (699)    $  10,202
                                                             =========      =========      =========       =========     =========

                                                                          THREE MONTHS ENDED SEPTEMBER 29, 2002 (RESTATED)
                                                           -------------------------------------------------------------------------
                                                                           COMBINED
                                                                              NON-         COMBINED
                                                            BLUEGREEN      GUARANTOR      SUBSIDIARY
                                                           CORPORATION    SUBSIDIARIES    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------------------------------------------------------------------------
REVENUES
    Sales .............................................      $      --      $   7,125      $  76,261       $      --     $  83,386
    Management fees ...................................          8,719             --             --          (8,719)           --
    Other resort and communities operations revenue ...             --          1,071          6,493              --         7,564
    Interest income ...................................             64          1,781          2,173              --         4,018
    Gain on sales of notes receivable ..................            --          2,037             --              --         2,037
                                                             ---------      ---------      ---------       ---------     ---------
                                                                 8,783         12,014         84,927          (8,719)       97,005
COSTS AND EXPENSES
    Cost of sales .....................................             --          1,992         27,017              --        29,009
    Cost of other resort and communities operations ...             --            380          6,451              --         6,831
    Management fees ...................................             --            226          8,493          (8,719)           --
    Selling, general and administrative expenses ......          6,412          4,143         36,547              --        47,102
    Interest expense ..................................          2,543            104            674              --         3,321
    Provision for loan losses .........................             --            100          1,461              --         1,561
    Other expense, net ................................              1            527            148              --           676
                                                             ---------      ---------      ---------       ---------     ---------
                                                                 8,956          7,472         80,791          (8,719)       88,500
                                                             ---------      ---------      ---------       ---------     ---------
    Income (loss) before provision (benefit) for
       income taxes and minority interest .............           (173)         4,542          4,136              --         8,505
    Provision (benefit) for income taxes ..............            (67)         1,655          1,592              --         3,180
    Minority interest in income of consolidated
       subsidiary .....................................             --             --             --             245           245
                                                             ---------      ---------      ---------       ---------     ---------
    Net income (loss) .................................      $    (106)     $   2,887      $   2,544       $     245     $   5,080
                                                             =========      =========      =========       =========     =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                            -----------------------------------------------------------------------
                                                                            COMBINED       COMBINED
                                                             BLUEGREEN   NON-GUARANTOR    SUBSIDIARY
                                                            CORPORATION   SUBSIDIARIES    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            -----------------------------------------------------------------------
REVENUES
    Sales .............................................      $      --      $  26,227      $ 230,522     $      --       $ 256,749
    Management fees ...................................         28,370             --             --       (28,370)             --
    Other resort and communities operations revenue ...             --          4,319         38,273            --          42,592
    Interest income ...................................            228          5,314          6,766            --          12,308
    Gain on sales of notes receivable .................             --          3,360             --            --           3,360
    Other income (expense), net .......................             50           (534)         1,092            --             608
                                                             ---------      ---------      ---------     ---------       ---------
                                                                28,648         38,686        276,653       (28,370)        315,617
COSTS AND EXPENSES
    Cost of sales .....................................             --          7,011         69,355            --          76,366
    Cost of other resort and communities operations ...             --          1,345         41,851            --          43,196
    Management fees ...................................             --            814         27,556       (28,370)             --
    Selling, general and administrative expenses ......         22,066         15,313        111,480            --         148,859
    Interest expense ..................................          6,870            434          2,322            --           9,626
    Provision for loan losses .........................             --            834          4,691            --           5,525
                                                             ---------      ---------      ---------     ---------       ---------
                                                                28,936         25,751        257,255       (28,370)        283,572
                                                             ---------      ---------      ---------     ---------       ---------
    Income (loss) before provision (benefit) for
       income taxes and minority interest .............           (288)        12,935         19,398            --          32,045
    Provision (benefit) for income taxes ..............           (111)         4,258          7,468            --          11,615
    Minority interest in income of consolidated
        subsidiary ....................................             --             --             --         1,875           1,875
                                                             ---------      ---------      ---------     ---------       ---------
    Net income (loss) .................................      $    (177)     $   8,677      $  11,930     $  (1,875)      $  18,555
                                                             =========      =========      =========     =========       =========

                                                                         NINE MONTHS ENDED SEPTEMBER 29, 2002 (RESTATED)
                                                            -----------------------------------------------------------------------
                                                                            COMBINED       COMBINED
                                                             BLUEGREEN   NON-GUARANTOR    SUBSIDIARY
                                                            CORPORATION   SUBSIDIARIES    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            -----------------------------------------------------------------------
REVENUES
    Sales .............................................      $      --      $  18,696      $ 191,728     $      --       $ 210,424
    Management fees ...................................         22,180             --             --       (22,180)             --
    Other resort and communities operations revenue ...             --          3,244         17,317            --          20,561
    Interest income ...................................            223          5,058          6,092            --          11,373
    Gain on sales of notes receivable ..................            --          5,334             --            --           5,334
                                                             ---------      ---------      ---------     ---------       ---------
                                                                22,403         32,332        215,137       (22,180)        247,692
COSTS AND EXPENSES
    Cost of sales .....................................             --          5,177         71,191            --          76,368
    Cost of other resort and communities operations ...             --          1,162         17,089            --          18,251
    Management fees ...................................             --            666         21,514       (22,180)             --
    Selling, general and administrative expenses ......         19,535         10,698         91,223            --         121,456
    Interest expense ..................................          7,008            343          2,081            --           9,432
    Provision for loan losses .........................             --            284          3,526            --           3,810
    Other expense (income), net ........................          (248)         1,175             93            --           1,020
                                                             ---------      ---------      ---------     ---------       ---------
                                                                26,295         19,505        206,717       (22,180)        230,337
                                                             ---------      ---------      ---------     ---------       ---------
    Income (loss) before provision (benefit) for
       income taxes and minority interest .............         (3,892)        12,827          8,420            --          17,355
    Provision (benefit) for income taxes ..............         (1,499)         4,845          3,087            --           6,433
    Minority interest in income of consolidated
        subsidiary ....................................             --             --             --           645             645
                                                             ---------      ---------      ---------     ---------       ---------
    Income (loss) before cumulative effect of a
         change in accounting principle ...............         (2,393)         7,982          5,333          (645)         10,277
    Cumulative effect of a change in
        accounting principle, net of income
        taxes .........................................             --           (714)        (5,215)           --          (5,929)
    Minority interest in cumulative effect of a
        change in accounting principle, net of
        income taxes ..................................             --             --             --          (350)           (350)
                                                             ---------      ---------      ---------     ---------       ---------
    Net income (loss) .................................      $  (2,393)     $   7,268      $     118     $     295       $   4,698
                                                             =========      =========      =========     =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                                      ------------------------------------
                                                                                            COMBINED
                                                                                               NON-        COMBINED
                                                                             BLUEGREEN      GUARANTOR     SUBSIDIARY
                                                                            CORPORATION    SUBSIDIARIES   GUARANTORS    CONSOLIDATED
                                                                            --------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities .......................      $ (5,857)      $  2,757       $ 15,411       $ 12,311
                                                                              --------       --------       --------       --------
Investing activities:
   Purchases of property and equipment .................................        (2,104)          (336)        (5,087)        (7,527)
   Sales of property and equipment .....................................           854             --            226          1,080
   Cash received from retained interests in notes receivable sold ......            --          5,948             --          5,948
                                                                              --------       --------       --------       --------
Net cash (used) provided by investing activities .......................        (1,250)         5,612         (4,861)          (499)
                                                                              --------       --------       --------       --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and other
      notes payable ....................................................         7,000             --         25,000         32,000
   Payments under line-of-credit facilities and other notes payable ....        (7,528)            --        (26,302)       (33,830)
   Payment of debt issuance costs ......................................          (273)          (985)          (384)        (1,642)
   Proceeds from the exercise of employee and director stock options ...           537             --             --            537
                                                                              --------       --------       --------       --------
Net cash used by financing activities ..................................          (264)          (985)        (1,686)        (2,935)
                                                                              --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...................        (7,371)         7,384          8,864          8,877
Cash and cash equivalents at beginning of period .......................        22,373         17,951          6,581         46,905
                                                                              --------       --------       --------       --------
Cash and cash equivalents at end of period .............................        15,002         25,335         15,445         55,782
Restricted cash at end of period .......................................          (173)       (21,387)       (14,440)       (36,000)
                                                                              --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ................      $ 14,829       $  3,948       $  1,005       $ 19,782
                                                                              ========       ========       ========       ========

                                                                                      NINE MONTHS ENDED SEPTEMBER 29, 2002
                                                                                      ------------------------------------
                                                                                            COMBINED
                                                                                               NON-        COMBINED
                                                                             BLUEGREEN      GUARANTOR     SUBSIDIARY
                                                                            CORPORATION    SUBSIDIARIES   GUARANTORS    CONSOLIDATED
                                                                            --------------------------------------------------------
Operating activities:
Net cash provided (used) by operating activities .......................      $ 26,195       $ (9,176)      $  6,284       $ 23,303
                                                                              --------       --------       --------       --------
Investing activities:
   Purchases of property and equipment .................................        (1,428)          (628)        (3,176)        (5,232)
   Sales of property and equipment .....................................             1             --             41             42
   Cash received from retained interests in notes receivable sold ......            --         13,681             --         13,681
                                                                              --------       --------       --------       --------
Net cash provided (used) by investing activities .......................        (1,427)        13,053         (3,135)         8,491
                                                                              --------       --------       --------       --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and other
      notes payable ....................................................         9,850             --         22,168         32,018
   Payments under line-of-credit facilities and other notes payable ....        (9,883)        (2,356)       (22,472)       (34,711)
   Payment of debt issuance costs ......................................           (23)        (1,250)        (1,368)        (2,641)
   Payment under convertible subordinated debt notes payable to
       related parties .................................................        (6,000)            --             --         (6,000)
   Proceeds from the exercise of employee and director stock options ...           526             --             --            526
                                                                              --------       --------       --------       --------
Net cash used by financing activities ..................................        (5,530)        (3,606)        (1,672)       (10,808)
                                                                              --------       --------       --------       --------
Net increase in cash and cash equivalents ..............................        19,238            271          1,477         20,986
Cash and cash equivalents at beginning of period .......................        10,969         19,036          8,472         38,477
                                                                              --------       --------       --------       --------
Cash and cash equivalents at end of period .............................        30,207         19,307          9,949         59,463
Restricted cash and cash equivalents at end of period ..................          (173)       (16,610)        (7,837)       (24,620)
                                                                              --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ................      $ 30,034       $  2,697       $  2,112       $ 34,843
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

      On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of September 30, 2003, aggregate interest was approximately $2.1 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that are the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to offset payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. (One of the former RDI stockholders is currently employed by the Company as its Senior Vice President of Sales for Bluegreen Resorts.) The Company has filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on its right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against the Company and a third-party complaint against the Company and one of its wholly-owned subsidiaries alleging that the Company and its subsidiary have failed to make the payments required under the terms of the promissory note.

      On May 24, 2003, the Company received a second Notice of Field Audit Action (the "Second Notice") from the DOR alleging that the two subsidiaries of the Company discussed above failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Second Notice indicated that interest and penalties would be assessed. As of September 30, 2003, aggregate interest and penalties total approximately $1 million. The Company filed a Petition for Redetermination (the "Second Petition") on July 9, 2003, and, if the Second Petition is unsuccessful, the Company intends to vigorously appeal the assessment. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice and the Second Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed VOI sales with RDI without paying sales tax on their purchases.

      Based on management's assessment of the Company's position in the Petition and the Second Petition, the Company's belief that its right of offset with the former RDI stockholders will be upheld and other factors discussed above, management does not believe that the possible sales tax assessment pursuant to the Notice and the Second Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter. Additionally, as the statute requiring the assessment of sales tax on VOIs in Wisconsin was repealed in December 1999 and based on the applicable statutes of limitations, the Company believes its exposure in these matters is limited to that discussed above.

8.    Business Segments

      The Company has two reportable business segments. Bluegreen Resorts acquires, develops and markets VOIs at the Company's resorts and Bluegreen Communities acquires large tracts of real estate that are subdivided, improved (in some cases to include a golf course and related amenities on the property) and sold, typically on a retail basis.

      Required disclosures for the Company's business segments are as follows (in thousands):

                                                                                       Bluegreen        Bluegreen
                                                                                        Resorts        Communities          Totals
                                                                                       -------------------------------------------
          As of and for the three months ended September 30, 2003
          -------------------------------------------------------
          Sales                                                                         $ 83,925         $ 25,016         $108,941
          Other resort and communities operations revenue                                 12,826            1,723           14,549
          Depreciation expense                                                               959              452            1,411
          Field operating profit                                                          21,799            2,028           23,827
          Inventory, net                                                                  93,228          117,126          210,354

                                                                                       Bluegreen        Bluegreen
                                                                                        Resorts        Communities          Totals
                                                                                       -------------------------------------------
          As of and for the three months ended September 29, 2002
          (Restated)
          -------------------------------------------------------
          Sales                                                                         $ 56,306         $ 27,080         $ 83,386
          Other resort and communities operations revenue                                  6,050            1,514            7,564
          Depreciation expense                                                               630              347              977
          Field operating profit                                                           7,565            5,182           12,747
          Inventory, net                                                                  68,588          100,251          168,839

          For the nine months ended September 30, 2003
          -------------------------------------------------------
          Sales                                                                         $191,060         $ 65,689         $256,749
          Other resort and communities operations revenue                                 37,605            4,987           42,592
          Depreciation expense                                                             2,628            1,249            3,877
          Field operating profit                                                          40,796            5,644           46,440

          For the nine months ended September 29, 2002 (Restated)
          -------------------------------------------------------
          Sales                                                                         $131,912         $ 78,512         $210,424
          Other resort and communities operations revenue                                 17,499            3,062           20,561
          Depreciation expense                                                             2,008              929            2,937
          Field operating profit                                                          16,949           13,079           30,028

      Field operating profit for reportable segments reconciled to consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                        Three Months Ended                 Nine Months Ended
                                                                 -------------------------------------------------------------------
                                                                                    September 29,                      September 29,
                                                                 September 30,          2002         September 30,          2002
                                                                      2003           (Restated)          2003            (Restated)
                                                                 -------------------------------------------------------------------
          Field operating profit for reportable segments            $ 23,827          $ 12,747          $ 46,440          $ 30,028
          Interest income                                              4,441             4,018            12,308            11,373
          Gain on sales of notes receivable                              476             2,037             3,360             5,334
          Other income (expense), net                                   (515)             (676)              608            (1,020)

          Corporate general and administrative expenses               (4,991)           (4,739)          (15,520)          (15,118)
          Interest expense                                            (3,650)           (3,321)           (9,626)           (9,432)
          Provision for loan losses                                   (2,300)           (1,561)           (5,525)           (3,810)
                                                                    --------          --------          --------          --------

          Consolidated income before minority interest and
              provision for income taxes                            $ 17,288          $  8,505          $ 32,045          $ 17,355
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

      b) Risks associated with the imposition of additional compliance costs on the Company as the result of changes in or the interpretation of any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation. Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company's inventories and services will adversely impact the Company's ability to market and sell in any of its current or future markets at its current relative marketing cost;

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

      j) Risks associated with an increase in prepayment rates, delinquency rates or defaults with respect to Company-originated loans or an increase in the costs related to reacquiring, carrying and disposing of properties reacquired through foreclosure or deeds in lieu of foreclosure, which could, among other things, reduce the Company's interest income, increase loan losses thereby making it more difficult and expensive for the Company to sell and/or pledge receivables, reduce cash flow on retained interests in notes receivable sold as well as adversely affect the fair value of the retained interests in notes receivable sold as well as the risks and uncertainties associated that estimates used in determining the carrying amounts of the Company's assets and contingent liabilities will prove not to be correct;

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

      m) Risks associated with the failure of the Company to satisfy the covenants contained in the agreements and indentures governing certain of its credit and receivables purchase facilities agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity. In addition, the failure to satisfy certain covenants contained in the Company's receivable purchase facilities could materially defer or reduce future cash receipts on the Company's retained interests in notes receivable sold and could impact the Company's ability to sell additional receivables under such purchase facilities. Any such failure could impair the fair value of the retained interests in notes receivable sold and materially, adversely impact the Company's liquidity position and its results of operations;

      n) The risks and uncertainties of the Company receiving an unfavorable judgment in any litigation or proceedings that it is involved in, and the impact of any related monetary or equity damages or assessments;

      o) Risks associated with selling Vacation Ownership Interests ("VOIs") in foreign countries including, but not limited to, compliance with legal regulations, labor relations and vendor relationships;

      p) The risk that the Company's sales and marketing techniques are not successful, and the risk that the Bluegreen Vacation Club(R) (the "Club") is not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements;

      q) Risks relating to any joint venture that the Company is a party to, including risks that a dispute may arise with a joint venture member, that the Company's joint venture will not be as successful as anticipated and that the Company may have to make capital contributions to the joint venture in amounts greater than anticipated;

      r) Risks and uncertainties that currently proposed or future changes in accounting principles will have an adverse impact on the Company;

      s) Risks associated with the Company's significant investment in and operation of golf courses, the profitability of which and potential gain or loss upon the ultimate disposition of such golf courses will be impacted by prevailing market conditions and other factors.

      t) Risks and uncertainties that the acquisition of a business by the Company will result in unforeseen liabilities, decreases in net income and/or cash flows or prove to be less successful than anticipated or that contingent purchase price amounts will be claimed based on the terms of the acquisition.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation changes in the future.

General

The Company operates through two business segments. Bluegreen Resorts develops, markets and sells VOIs in the Company's resorts, primarily through the Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as home sites.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company, with the majority of the Company's gross revenues and net earnings historically occurring in the quarters ending in June and September each year. Other material fluctuations in operating results may occur due to the timing of development and the requirement that the Company use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements), and hence the Company's results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

The Company believes that inflation and changing prices have not had a material impact on its revenues and results of operations during the three and nine months ended September 30, 2003 or September 29, 2002, other than to the extent that the Company continually reviews and has historically increased the sales prices of its VOIs annually. Based on prior history, the Company does not expect that inflation will have a material impact on the Company's revenues or results of operations in the foreseeable future, although there is no assurance that the Company will be able to continue to increase its sales prices. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the interest rates the Company charges its customers. The Company has historically adjusted the interest rates charged on Bluegreen Communities' notes receivable from customers as market rates changed, but has not adjusted the interest rates charged on notes receivable from Bluegreen Resorts' customers due to market rate fluctuations.

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

A portion of the Company's revenues historically has been and, although no assurances can be given, is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on the Company's condensed consolidated statement of income and the related retained interests in the note receivable sold are recorded on its condensed consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and cash flow from the retained interests in notes receivable sold will decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or there are other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow on the retained interests notes receivables sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur, it may cause a decline in the fair value of the retained interests and a charge to earnings currently. There can be no assurances that the carrying value of the Company's retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Purchase and Credit Facilities for Bluegreen Resorts' Receivables and Inventories" below.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

      o In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," the Company recognizes revenue on retail land sales and sales of VOIs when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. The Company believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivable representing the remainder of the sales price of real estate sold. See further discussion of the Company's policies regarding the estimation of credit losses on its notes receivable, below. Should the Company's estimates regarding the collectibility of its receivables change adversely, the Company may have to defer the recognition of sales and its results of operations could be negatively impacted.

            In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting. Should the Company's estimates of the total anticipated cost of its vacation ownership or Bluegreen Communities projects increase, the Company may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus the Company's results of operations could be adversely impacted.

      o The Company estimates credit losses on its notes receivable portfolios in accordance with SFAS No. 5, "Accounting for Contingencies," as its note receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," the Company first segments its notes receivable by identifying risk characteristics that are common to groups of loans and then estimates credit losses based on the risks associated with these segments. The Company considers many factors when establishing and evaluating the adequacy of its reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. The Company reviews these factors and measures loan impairment by applying historical loss rates, adjusted for relevant environmental and collateral values, to the segments' aggregate loan balances. The Company adjusts its reserve for loan losses on at least a quarterly basis. Should the Company's estimates of these and other pertinent factors change, the Company's results of operations, financial condition and liquidity position could be adversely affected.

      o When the Company transfers financial assets to third parties, such as when it sells notes receivable either pursuant to its vacation ownership receivables purchase facilities or, in the case of land mortgages receivable, private-placement REMICs, it evaluates whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from the Company (i.e. put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that the Company does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). The Company believes that it has obtained appropriate legal opinions and other guidance deemed necessary to properly account for its transfers of financial assets as sales in accordance with SFAS No. 140.

            In connection with the sales of notes receivable referred to above, the Company retains subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the sold notes receivable. Gain or loss on sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company initially and periodically estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions
            - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should the Company's estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and the Company's results of operations and financial condition could be adversely impacted. During the three- and nine month periods ended September 30, 2003, the Company recognized other-than temporary decreases of $692,000 and $824,000, respectively, in the fair market value of its retained interest in a 2002 vacation ownership receivables securitization, based on higher than anticipated default rates in the portfolio sold.

      o The Company periodically evaluates the recovery of the carrying amounts of its long-lived assets including its real estate properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors that the Company considers in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project. Should the Company's estimates of these factors change, the Company's results of operations and financial condition would be adversely impacted.

      o Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Other intangible assets are amortized over their useful lives. Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit (for the Company, either Bluegreen Resorts or Bluegreen Communities) to which the goodwill or intangible assets have been assigned. Should the Company's estimates of the fair value of its reporting units change, the Company's results of operations and financial condition could be adversely impacted.

      o During the years ended March 31, 2002 and April 1, 2001, the Company deferred the cost of generating vacation ownership tours through telemarketing programs until such time as these tours were conducted, based on an accepted industry accounting principle. In December 2002, the Company elected to change its accounting policy to expense such costs as incurred, effective April 1, 2002. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has been applied prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting. The cumulative effect of this change in accounting principle was additional expenses of $5.9 million, net of tax, in the nine months ended September 30, 2002. Had the Company applied this new method of accounting for these costs retroactively to the entire nine-month period ended September 30, 2002, pro forma net income would have been approximately $3.6 million and diluted income per share would have been $0.17.

Results of Operations

                                                               Bluegreen              Bluegreen
   (amounts in thousands)                                       Resorts              Communities                 Total
                                                         ------------------------------------------------------------------
   Three Months Ended September 30, 2003
   Sales                                                 $ 83,925       100%    $ 25,016        100%    $108,941        100%
   Cost of sales                                          (16,464)      (20)     (14,569)       (58)     (31,033)       (29)
                                                         --------               --------                --------
   Gross profit                                            67,461        80       10,447         42       77,908         71
   Other resort and communities operations revenues        12,826        15        1,723          7       14,549         13
   Cost of other resort and communities operations        (12,493)      (15)      (1,996)        (8)     (14,489)       (13)
   Selling and marketing expenses                         (41,650)      (50)      (5,854)       (23)     (47,504)       (44)
   Field general and administrative expenses(1)            (4,345)       (5)      (2,292)        (9)      (6,637)        (6)
                                                         --------               --------                --------
   Field operating profit                                $ 21,799        26%    $  2,028          8%    $ 23,827         22%
                                                         ========               ========                ========

   Three Months Ended September 29, 2002(2)
   Sales                                                 $ 56,306       100%    $ 27,080        100%    $ 83,386        100%
   Cost of sales                                          (14,307)      (25)     (14,702)       (54)     (29,009)       (35)
                                                         --------               --------                --------
   Gross profit                                            41,999        75       12,378         46       54,377         65
   Other resort and communities operations revenues         6,050        11        1,514          6        7,564          9
   Cost of resort and communities operations               (5,394)      (10)      (1,437)        (5)      (6,831)        (8)
   Selling and marketing expenses                         (32,255)      (57)      (5,270)       (19)     (37,525)       (45)
   Field general and administrative expenses(1)            (2,835)       (5)      (2,003)        (7)      (4,838)        (6)
                                                         --------               --------                --------
   Field operating profit                                $  7,565        13%    $  5,182         19%    $ 12,747         15%
                                                         ========               ========                ========

                                                               Bluegreen                 Bluegreen
(amounts in thousands)                                          Resorts                  Communities                 Total
                                                          -----------------------------------------------------------------------
    Nine Months Ended September 30, 2003
    Sales                                                 $ 191,060       100%       $  65,689      100%       $ 256,749      100%
    Cost of sales                                           (39,327)      (21)         (37,039)     (56)         (76,366)     (30)
                                                          ---------                  ---------                 ---------
    Gross profit                                            151,733        79           28,650       44          180,383       70
    Other resort and communities operations revenues         37,605        20            4,987        8           42,592       17
    Cost of other resort and communities operations         (37,729)      (20)          (5,467)      (8)         (43,196)     (17)
    Selling and marketing expenses                          (98,514)      (52)         (15,232)     (23)        (113,746)     (44)
    Field general and administrative expenses(1)            (12,299)       (6)          (7,294)     (11)         (19,593)      (8)
                                                          ---------                  ---------                 ---------
    Field operating profit                                $  40,796        21%       $   5,644        9%       $  46,440       18%
                                                          =========                  =========                 =========

    Nine Months Ended September 29, 2002(2)
    Sales                                                 $ 131,912       100%       $  78,512      100%       $ 210,424      100%
    Cost of sales                                           (32,909)      (25)         (43,459)     (55)         (76,368)     (36)
                                                          ---------                  ---------                 ---------
    Gross profit                                             99,003        75           35,053       45          134,056       64
    Other resort and communities operations revenues         17,499        13            3,062        4           20,561       10
    Cost of resort and communities operations               (15,004)      (11)          (3,247)      (4)         (18,251)      (9)
    Selling and marketing expenses                          (76,938)      (58)         (15,339)     (20)         (92,277)     (44)
    Field general and administrative expenses(1)             (7,611)       (6)          (6,450)      (8)         (14,061)      (7)
                                                          ---------                  ---------                 ---------
    Field operating profit                                $  16,949        13%       $  13,079       17%       $  30,028       14%
                                                          =========                  =========                 =========

      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.0 million and $4.7 million for the three months ended September 30, 2003 and September 29, 2002, respectively, and $15.5 million and $15.1 million for the nine months ended September 30, 2003 and September 29, 2002, respectively.

      (2)   Restated. See Note 1 to the Condensed Consolidated Financial
            Statements.

Sales and Field Operations

Consolidated sales increased 31% to $108.9 million during the three months ended September 30, 2003 (the "2003 Quarter") from $83.4 million for the three months ended September 29, 2002 (the "2002 Quarter"). Bluegreen Resorts and Bluegreen Communities sales comprised 77% and 23%, respectively, of consolidated sales during the 2003 Quarter. Bluegreen Resorts and Bluegreen Communities sales comprised 68% and 32%, respectively, of consolidated sales during the 2002 Quarter.

Consolidated sales increased 22% to $256.7 million for the nine months ended September 30, 2003 (the "2003 Period") from $210.4 million for the nine months ended September 29, 2002 (the "2002 Period"). Bluegreen Resorts and Bluegreen Communities sales comprised 74% and 26%, respectively, of consolidated sales during the 2003 Period. Bluegreen Resorts and Bluegreen Communities sales comprised 63% and 37%, respectively, of consolidated sales during the 2002 Period.

Bluegreen Resorts

During the 2003 Quarter and the 2002 Quarter, sales of VOIs were $83.9 million and $56.3 million, respectively, reflecting a 49% increase. During the 2003 Period and the 2002 Period, sales of VOIs were $191.1 million and $131.9 million, respectively, reflecting a 45% increase.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                 Three Months Ended                   Nine Months Ended
                                                 ------------------                   -----------------
                                            September 30,    September 29,     September 30,     September 29,
                                                2003              2002              2003              2002
                                                ----              ----              ----              ----
      Number of VOI sales transactions          8,476             6,326            20,270            15,119
      Average sales price per transaction      $9,680            $9,225            $9,696            $9,151
      Gross margin                                 80%               75%               79%               75%

The $27.6 million increase in Bluegreen Resorts' sales during the 2003 Quarter, as compared to the 2002 Quarter, was due in part to the opening of four new sales sites. The new sales sites include a sales office at the Mountain Run at Boyne(TM) resort in Boyne Mountain, Michigan (opened in November 2002), a sales office at the Solara Surfside(TM) resort in Surfside, Florida (opened in January
2003) and two offsite sales operations in Minneapolis, Minnesota (opened in November 2002) and Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts). These new sales sites generated a combined $8.6 million of sales during the 2003 Quarter. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to the Company's growing Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects. Sales to owner and referral prospects increased by 50% during the 2003 Quarter as compared to the 2002 Quarter. Sales to owner and referral prospects also increased to 26% from 24% of Bluegreen Resorts sales during the 2003 Quarter and 2002 Quarter, respectively. This, combined with a 23% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 67,400 prospects during the 2003 Quarter from approximately 54,900 prospects during the 2002 Quarter and an increase in the sale-to-tour conversion ratio, significantly contributed to the overall sales increase during the periods presented. The increase in average sales price reflected in the above table also contributed to the increase in sales during the 2003 Quarter as compared to the 2002 Quarter.

The $59.1 million increase in Bluegreen Resorts' sales during the 2003 Period, as compared to the 2002 Period, was due in part to the opening of a Daytona Beach, Florida sales site in June 2002 which, along with the four new sales sites discussed above, generated a combined $22.8 million of incremental sales during the 2003 Period. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to the Company's growing Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects. Sales to owner and referral prospects increased by 38% during the 2003 Period as compared to the 2002 Period. This combined with a 28% overall increase in the number of sales prospects seen by Bluegreen Resorts to approximately 166,500 prospects during the 2003 Period from approximately 129,600 prospects during the 2002 Period and an increase in the sale-to-tour conversion ratio, significantly contributed to the overall sales increase during the periods presented. The increase in average sales price reflected in the above table also contributed to the increase in sales during the 2003 Period as compared to the 2002 Period.

Gross margin percentages varied between periods based on the relative costs of the specific VOIs sold in the respective periods.

Bluegreen Resorts intends to continue its focus and resources on acquiring and developing new resorts to ensure the availability of inventory in its principal markets. During the 2003 Quarter, the Company acquired approximately 3,966 unsold VOIs, additional land that can accommodate the construction of approximately 200 new vacation residences (10,400 VOIs) and certain onsite amenities on the campus of the World Golf Village(R) in St. Augustine, Florida. This resort, which has been renamed Grande Villas at World Golf Village(TM), will be managed by the Company and will also have an onsite Club sales office. Also during the 2003 Quarter, the Company acquired Oasis Lakes Resort(TM) in Orlando, Florida (to be renamed The Fountains(TM)). The acquisition included land that can accommodate the construction of approximately 576 new vacation residences (29,952 VOIs), a nominal number of unsold VOIs and the resort's onsite amenties. The Fountains will be managed by the Company and will also have an onsite Club sales office.

Bluegreen Resorts is currently engaged in negotiating the possible acquisition of additional resorts in Florida and in other areas within the United States. There can be no assurances that these resorts will be acquired at acceptable pricing or at all.

Other resort operations revenues increased $6.8 million during the 2003 Quarter as compared to the 2002 Quarter. Other resort operations revenues increased $20.1 million during the 2003 Period as compared to the 2002 Period. On October 2, 2002, Great Vacation Destinations, Inc. ("GVD", f/k/a Leisure Plan, Inc.), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, "TMOV"). GVD was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, GVD generates sales leads for VOI sales utilizing various marketing strategies. Through the application of a proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a vacation ownership sales presentation. GVD generates sales prospects that are sold to other VOI developers and, to a lesser extent, for the Company's VOI sales business. During the 2003 Quarter and 2003 Period, GVD generated $5.3 million and $16.7 million of revenues, respectively. The remainder of the increase in other resort operations revenues was due to an increase in revenues generated by the Company's wholly-owned title company and an increase in revenues from managing the Club; both of such increases are the result of the increase in sales during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively.

Cost of other resort operations increased $7.1 million during the 2003 Quarter as compared to the 2002 Quarter and increased $22.7 million during the 2003 Period as compared to the 2002 Period. These increases were primarily as a result of operating expenses of $5.8 million and $21.0 million incurred by GVD during the 2003 Quarter and 2003 Period, respectively. GVD's losses during the 2003 Quarter and 2003 Period are related in part to the impact of applying fair market valuations to TMOV's assets based on purchase accounting required by SFAS No. 141, "Business Combinations." The losses are also due to the initial costs of GVD implementing new lead generation programs to integrate with the Company's resorts business and the impact of deferred revenue accounting on mini-vacation package sale recognition. The remaining increase in cost of other resort operations during both the 2003 Quarter and 2003 Period is primarily due to start-up costs of a new owner services center in Indianapolis, Indiana and a new purchasing and design operation in Knoxville, Tennessee.

Selling and marketing expenses for Bluegreen Resorts, which are primarily variable with sales, decreased as a percentage of sales to 50% during the 2003 Quarter from 57% during the 2002 Quarter. Such expenses decreased as a percentage of sales to 52% during the 2003 Period from 58% during the 2002 Period. These decreases are primarily due to an 8% increase in the sale-to-tour conversion ratio (to 13% from 12%) and the increase in the average sales price per transaction noted above. The decrease is also due to the increase in sales to the Company's Club owner base and to sales prospects referred to the Company by existing Club owners and other prospects, as previously discussed. Sales to these prospects have relatively low associated marketing costs. Selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and the Company as a whole. No assurances can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $1.5 million during the 2003 Quarter as compared to the 2002 Quarter and increased $4.7 million during the 2003 Period as compared to the 2002 Period. These increases were primarily due to the addition of the Minneapolis, Daytona Beach and Harbor Springs (Boyne Highlands) offsite sales offices and the Mountain Run at Boyne(TM) and Solara Surfside(TM) sales offices and due to expenses associated with the consideration of potential real estate acquisitions during the 2003 Quarter and 2003 Period, which were not pursued. As a percentage of sales, these costs decreased slightly to approximately 5% during the 2003 Quarter and 2003 Period from 6% during the 2002 Quarter and 2002 Period.

Bluegreen Communities

During the 2003 Quarter and the 2002 Quarter, Bluegreen Communities sales were $25.0 million and $27.1 million, respectively, reflecting an 8% decrease. During the 2003 Period and the 2002 Period, Bluegreen Communities sales were $65.7 million and $78.5 million, respectively, reflecting a 16% decrease.

The table below sets forth the number of home sites sold by Bluegreen Communities and the average sales price per home site for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                       Three Months Ended                 Nine Months Ended
                                                       ------------------                 -----------------
                                                 September 30,      September 29,    September 30,     September 29,
                                                      2003               2002              2003             2002
                                                      ----               ----              ----             ----
      Number of home sites sold                          530               465             1,370             1,418
      Average sales price per home site              $60,029           $59,989           $57,069           $57,378
      Gross margin                                        42%               46%               44%               45%

Bluegreen Communities' sales decreased $2.1 million during the 2003 Quarter as compared to the 2002 Quarter and decreased $12.8 million during the 2003 Period as compared to the 2002 Period primarily as a result of the substantial sellout of one of the Company's premier golf course communities, The Preserve at Jordan Lake(TM) during the quarter ended March 31, 2003. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton(TM). This new project, which began sales in April 2003, generated sales of $1.5 million during the 2003 Quarter and $5.7 million during the 2003 Period (net of sales deferred under the percentage-of-completion method of accounting of $6.3 million during the 2003 Quarter and $8.1 million during the 2003 Period). The remaining decrease is due to more sales being deferred under the percentage-of-completion method of accounting during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively. As of September 30, 2003, Bluegreen Communities had $18.8 million of sales and $8.0 million of field operating profit deferred under percentage-of-completion accounting.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its successful projects in Texas. Bluegreen Communities is currently engaged in negotiating the possible acquisition of two properties for the development of new golf course communities in the Southeastern United States. There can be no assurances that these properties will be acquired at acceptable pricing or at all. During the 2003 Quarter, the Company's golf course communities and Texas projects comprised approximately 40% and 56%, respectively, of Bluegreen Communities' sales. During the 2003 Period, the Company's golf communities and Texas regions comprised approximately 33% and 61%, respectively, of Bluegreen Communities' sales.

The decreases in gross margin during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period were due to variations in the mix of home sites sold during the respective periods. Variations in cost structures and market pricing of projects available for sale as well as the opening of phases of projects which include premium home sites (e.g., water frontage, preferred views, larger acreage home sites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin has historically been between 40% and 54% of sales and is expected to be such for the foreseeable future.

Other communities operations include the Company's Carolina National(TM), Golf Club at Brickshire(TM) and Preserve at Jordan Lake(TM) golf courses as well as realty resale operations at several of the Company's residential land communities. Other communities operations revenues increased $209,000 to $1.7 million from $1.5 million and the related costs increased $559,000 to $2.0 million from $1.4 million during the 2003 Quarter and the 2002 Quarter, respectively. Other communities operations revenues increased $1.9 million to $5.0 million from $3.1 million and the related costs increased $2.2 million to $5.5 million from $3.2 during the 2003 Period and the 2002 Period, respectively. These increases were primarily due to the opening of the golf courses at Brickshire(TM), located in New Kent, Virginia, and The Preserve in March 2002 and August 2002, respectively. In addition, the Company's realty resale operations, which commenced sales in January 2003, generated $393,000 and $1.1 million in commission revenues during the 2003 Quarter and 2003 Period, respectively.

The Company's golf course operations yielded aggregate losses of $281,000 during the 2003 Quarter, $671,000 during the 2003 Period and $191,000 during the 2002 Period. Golf course operations yielded a nominal net profit during the 2002 Quarter. The losses from golf course operations are due to fixed operating expenses and low, seasonal revenues during the winter months. Also, two of the Company's golf courses were still in their first year of operations during the 2003 Period. Management believes that the operating results of these new courses should improve as these courses mature.

The Company's realty resale operations generated a nominal net profit during the 2003 Quarter and 2003 Period, despite the fact that operations were still in the start-up phase. Selling and marketing expenses for Bluegreen Communities increased as a percentage of sales to 23% from 19% during the 2003 Quarter and 2002 Quarter, respectively, and to 23% from 20% during the 2003 Period and 2002 Period, respectively, due to the impact of percentage-of-completion accounting and due to the substantial sell out of The Preserve during the 2003 Period. While the Company is required to defer the recognition of sales under the percentage-of-completion method of accounting, the Company cannot defer the recognition of certain selling and marketing costs associated with the sales deferred. This increases selling and marketing expenses as a percentage of sales. The Preserve generated lower selling and marketing expenses as a percentage of sales due in part to its location near the Raleigh-Durham area, which decreased overall selling and marketing expenses as a percentage of sales for Bluegreen Communities during the 2002 Period.

Corporate General and Administrative Expenses

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations", above.

The Company's corporate general and administrative ("G&A") expenses consist primarily of expenses incurred to administer the various support functions at the Company's corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Corporate G&A increased slightly to $5.0 million from $4.7 million during the 2003 Quarter and the 2002 Quarter, respectively, and to $15.5 million from $15.1 million during the 2003 Period and 2002 Period, respectively. As a percentage of sales, these costs decreased during the 2003 Quarter and 2003 Period to 5% and 6%, respectively, from 6% and 7% during the 2002 Quarter and 2002 Period, respectively.

Interest Income

The Company's interest income is earned from its notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income increased by 11% to $4.4 million during the 2003 Quarter as compared to $4.0 million during the 2002 Quarter. Interest income increased by 8% to $12.3 million during the 2003 Period as compared to $11.4 million during the 2002 Period. The increases in interest income during the 2003 Quarter and the 2003 Period were due to higher interest income earned from the Company's notes receivable commensurate with higher average aggregate notes receivable balances during the 2003 Quarter and the 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively. The increases in interest income during the 2003 Quarter and 2003 Period were partially offset by other-than-temporary decreases of $692,000 and $824,000, respectively, in the fair value of the Company's retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than anticipated default rates in the portfolio sold.

Gain on Sales of Notes Receivable

Sales of vacation ownership notes receivable were made pursuant to receivables purchase facilities in place during the respective periods (the current vacation ownership receivables purchase facility is more fully described below under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories").

During the 2003 Quarter and the 2002 Quarter, the Company recognized gains on the sales of notes receivable totaling $476,000 and $2.0 million, respectively. During the 2003 Period and the 2002 Period, the Company recognized gains on the sales of notes receivable totaling $3.4 million and $5.3 million, respectively. The 77% decrease in gain on sales of notes receivable during the 2003 Quarter, as compared to the 2002 Quarter, was primarily as a result of the decrease in the principal amount of notes receivable sold ($8.4 million and $35.0 million in the 2003 Quarter and 2002 Quarter, respectively). The 37% decrease in gain on sales of notes receivable during the 2003 Period, as compared to the 2002 Period, was primarily as a result of the decrease in the principal amount of notes receivable sold ($58.4 million and $94.5 million in the 2003 Period and 2002 Period, respectively). The amount of notes receivable sold during a quarterly period depends on several factors including, but not limited to, the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, the Company's cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. During the 2003 Quarter, the amount of notes receivable sold was less than historical levels of receivable sales as the Company's existing purchase facility with ING Capital, LLC ("ING") was in the process of being acquired by Resort Finance, LLC ("RFL") (see "Credit Facilities for Bluegreen Resorts' Receivables and Inventories" for further discussion).

Other Expense, Net

Other expense, net of other income, totaled $515,000 and $676,000 during the 2003 Quarter and 2002 Quarter, respectively. Other income, net of other expense, totaled $608,000 during the 2003 Period and other expense, net of other income, was $1.0 million during the 2002 Period. The increase in other income, net, during the 2003 Period as compared to the 2002 Period was primarily due to foreign currency exchange gains on Bluegreen Communities' remaining Canadian operations, increased deposit forfeiture income (on canceled sales) reflecting the increased sales volume at Bluegreen Resorts, lower amortization expense related to deferred facility fees on the Company's vacation ownership receivables purchase facility and a gain recognized upon the disposition of a shared ownership interest in a corporate airplane. In addition, other expense in the 2002 Period included a casualty loss from a fire that occurred in a building at the 51%-owned Big Cedar Wilderness Club and a loss on the disposal of fixed assets used at two Indiana telemarketing offices that were closed.

Interest Expense

Interest expense increased slightly to $3.7 million from $3.3 million during the 2003 Quarter and the 2002 Quarter, respectively, and to $9.6 million from $9.4 million during the 2003 Period and 2002 Period, respectively, primarily as a result of higher outstanding indebtedness during the periods. The Company's debt-to-equity ratio increased to 1.37:1 at September 30, 2003 from 1.23:1 at September 29, 2002. The increase in the debt-to-equity ratio was primarily due to $28.4 million and $9.1 million of debt outstanding at September 30, 2003, related to inventory acquisitions for Bluegreen Resorts and Bluegreen Communities, respectively. In addition, as of September 30, 2003, the Company had outstanding vacation ownership receivable-backed borrowings of $16.0 million, of which $11.8 million related to the Company's 51%-owned Big Cedar Wilderness Club. These receivable-backed borrowings were made under a credit facility with an affiliate of General Motors Acceptance Corporation ("GMAC"), which was not in place as of September 29, 2002 (see further discussion under "Purchase and Credit Facilities for Bluegreen Resorts' Receivables and Inventories").

Provision for Loan Losses

The allowance for loan losses by division as of September 30, 2003 and December 31, 2002 is as follows (amounts in thousands):

                                           Bluegreen       Bluegreen
                                            Resorts       Communities          Other           Total
                                          -------------------------------------------------------------
      September 30, 2003
      Notes receivable                     $ 102,793        $  11,453        $   1,452        $ 115,698
      Less: allowance for loan losses         (7,024)            (256)            (112)          (7,392)
                                           ---------        ---------        ---------        ---------
      Notes receivable, net                $  95,769        $  11,197        $   1,340        $ 108,306
                                           =========        =========        =========        =========
      Allowance as a % of gross
         notes receivable                          7%               2%               8%               6%
                                           =========        =========        =========        =========
      December 31, 2002
      Notes receivable                     $  53,029        $  11,559        $   1,896        $  66,484
      Less: allowance for loan losses         (4,081)            (496)            (112)          (4,689)
                                           ---------        ---------        ---------        ---------
      Notes receivable, net                $  48,948        $  11,063        $   1,784        $  61,795
                                           =========        =========        =========        =========
      Allowance as a % of gross
         notes receivable                          8%               4%               6%               7%
                                           =========        =========        =========        =========

The Company recorded provisions for loan losses totaling $2.3 million and $1.6 million during the 2003 Quarter and the 2002 Quarter, respectively. The provision for loan losses was $5.5 million and $3.8 million during the 2003 Period and 2002 Period, respectively. The increases in the provision during the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively, were primarily due to higher note receivable balances outstanding at September 30, 2003 as compared to September 29, 2002. The Company believes that its allowance for loan losses is an adequate reserve for future losses on the Company's notes receivable portfolio as of September 30, 2003.

Other notes receivable at September 30, 2003 and December 31, 2002, primarily consisted of a loan to Casa Grande Cooperative Association I, which is the property owners' association that is responsible for the maintenance of La Cabana.

Cumulative Effect of Change in Accounting Principle, Net of Tax

During the years ended March 31, 2002 and April 1, 2001, the Company deferred the costs of generating vacation ownership tours through its telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. In December 2002, the Company elected to change its accounting policy to expense such costs as incurred, effective April 1, 2002. The Company believes that the new method of accounting for these costs is preferable over the Company's previous method and has applied it prospectively. The Company believes accounting for these costs as period expenses results in improved financial reporting. The cumulative effect of this change in accounting principle was additional expense of $5.9 million, net of tax, in the 2002 Period.

Summary

Based on the factors discussed above, the Company's net income increased 101% to $10.2 million during the 2003 Quarter from $5.1 million during the 2002 Quarter. The Company's net income increased 295% to $18.6 million during the 2003 Period from $4.7 million during the 2002 Period.

Changes in Financial Condition

Cash Flows From Operating Activities

Cash flows from operating activities decreased $11.0 million to net cash inflows of $12.3 million from $23.3 million during the 2003 Period and the 2002 Period, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, decreased $5.4 million to $66.8 million from $72.1 million during the 2003 Period and the 2002 Period, respectively. The Company reports cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers. Management believes that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of the Company's notes receivable, on a regular basis is an integral function of the Company's operations, and has therefore classified such activities as operating activities.

The remaining decrease in operating cash flows related to the aggregate $4.8 million cash portion of the purchase prices of the Grande Villas at World Golf Village(TM) resort in St. Augustine, Florida and The Fountains(TM) resort in Orlando, Florida.

These decreases were partially offset by higher cash inflows associated with higher net income during the 2003 Period as compared to the 2002 Period.

Cash Flows From Investing Activities

Cash flows from investing activities decreased $9.0 million to net cash outflows of $499,000 from net cash inflows of $8.5 million in the 2003 Period and the 2002 Period, respectively. The decrease was primarily due to less cash received from the Company's retained interests in notes receivable sold. As a result of a term securitization of previously sold notes receivable during the nine months ended December 31, 2002, all cash generated by the securitized receivables that would normally be received by the Company in connection with the retained interests was first used to fund required cash reserve accounts. The Company began to receive cash inflows relative to the retained interests in the term securitization during the 2003 Quarter. The Company received $5.9 million and $13.7 million of cash from its retained interests in notes receivable sold during the 2003 Period and the 2002 Period, respectively. The remainder of the decrease in cash flows from investing activities was due to increased purchases of fixed assets.

Cash Flows from Financing Activities

Financing activities resulted in net cash outflows of $2.9 million during the 2003 Period as compared to net cash outflows of $10.8 million during the 2002 Period. During the 2002 Period, the Company repaid upon maturity $6.0 million, 8% convertible subordinated notes payable to former members of its board of directors. Also, payments under line-of-credit facilities, net of new borrowings, decreased to $1.8 million in the 2003 Period from $2.7 million in the 2002 Period. In addition, payment of debt issuance costs decreased $1.0 million to $1.6 million in the 2003 Period from $2.6 million in the 2002 Period.

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

Purchase and Credit Facilities for Bluegreen Resorts' Receivables and
Inventories

The Company maintains various credit and purchase facilities with financial institutions that provide for receivable financing for its vacation ownership projects.

The Company's ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in the Company's continued liquidity. The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in the Company's case for the 2003 Period, approximated 58% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to the Company meeting its short and long-term cash needs.

On October 8, 2003, RFL acquired and assumed ING's rights, obligations and commitments as initial purchaser in an existing vacation ownership receivables purchase facility (the "Purchase Facility") originally executed between ING and the Company in April 2002. In connection with its assumption of the Purchase Facility, RFL expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which the Company sells receivables to Bluegreen Receivables Finance Corporation V, a wholly-owned, special purpose finance subsidiary of the Company (the "Subsidiary"), and the Subsidiary sells the receivables to an owners' trust (qualified special purpose entity) without recourse to the Company or the Subsidiary except for breaches of certain representations and warranties at the time of sale. The Company did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price will be deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. RFL earns a return equal to the one-month London Interbank Offered Rate ("LIBOR") plus 2.00%, subject to use of alternate return rates in certain circumstances. In addition, RFL will receive a 0.25% annual program fee. The Purchase Facility also provides for the sale of land notes receivable, under modified terms. The Company acts as servicer under the Purchase Facility for a fee.

The Purchase Facility Agreements include various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL's obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by the Company of the representations or warranties in the Purchase Facility Agreements, (2) a failure by the Company to perform its covenants in the Purchase Facility Agreements, including, without limitation, a failure to pay principal or interest due to RFL, (3) the commencement of a bankruptcy proceeding or the like with respect to the Company,
(4) a material adverse change to the Company since December 31, 2001, (5) the amount borrowed under the Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by the Company under any other borrowing arrangement of $5 million or more (a "Significant Arrangement"), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of the Company's tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of the Company's tangible net worth to become due, (9) the Company's tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, (10) the ratio of the Company's debt to tangible net worth exceeding 6 to 1, or (11) the failure of the Company to perform its servicing obligations.

The Purchase Facility, as amended, allows for sales of notes receivable for a cumulative purchase price of up to $100.0 million on a revolving basis through March 31, 2004, at 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. Based on sales of receivables under the Purchase Facility and receipts from customers of the principal balance of the receivables sold, the remaining availability under the Purchase Facility as of September 30, 2003 was $40.6 million. On October 10, 2003, the Company sold notes receivable with an aggregate principal balance of $19.7 million under the facility for an aggregate purchase price of $16.7 million.

The Purchase Facility discussed above is the only receivables purchase facility under which the Company currently has the ability to sell receivables, as the Company's ability to sell receivables under prior facilities have expired. The Company is seeking new vacation ownership receivable purchase facilities to replace expiring facilities. The Company is currently discussing terms for two potential new vacation ownership receivable purchase facilities with unaffiliated financial institutions. Factors which could adversely impact the Company's ability to obtain new or additional vacation ownership receivable purchase facilities include, but are not limited to, a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to enter into such facilities in the vacation ownership area; a deterioration in the performance of the Company's vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in the Company's performance generally. There can be no assurances that the Company will obtain new purchase facilities to replace the Purchase Facility when it is completed or expires. As indicated above, the Company's inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on the Company's liquidity. However, management believes that to the extent the Company could not sell receivables under a purchase facility, it could mitigate the adverse impact on its liquidity by using its receivables as collateral under existing credit facilities.

The Company is also a party to a number of securitization-type transactions, all of which in the Company's opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, the Company sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. The Company has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and the Company's special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to the Company's subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of the Company's retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from the Company's special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches by the Company of its obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, the Company's obligation to service the receivables would terminate and it would cease to receive a servicing fee.

In February 2003, the Company entered into a $50.0 million revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. In September 2003, RFC increased the facility borrowing limit to $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. The Company was required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. During the 2003 Period, the Company pledged $21.1 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $19.3 million in cash borrowings. At September 30, 2003, $16.0 million was outstanding under the GMAC Receivables Facility.

RFC has also provided the Company with a $45.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. The Company was required to pay an upfront loan fee of $112,500 in connection with the GMAC AD&C Facility. During the 2003 Quarter, the Company borrowed $17.4 million under the GMAC AD&C Facility. This borrowing was incurred in connection with the acquisition of The Fountains(TM) resort in Orlando, Florida and will mature no later than September 16, 2007. As of September 30, 2003, $17.4 million was outstanding under the GMAC AD&C Facility. In October 2003, the Company borrowed an additional $8.1 million under the GMAC AD&C Facility. This borrowing was collateralized by VOIs and land held for future development at the Company's 51%-owned Big Cedar Wilderness Club resort.

GE previously provided the Company with a $28.0 million acquisition and development facility for its VOI inventories (the "GE A&D Facility"). The borrowing period on the GE A&D Facility has expired and all outstanding borrowings have been repaid. The Company is currently negotiating a new acquisition and development credit facility with GE. There can be no assurances that the Company's negotiations will be successful.

Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily for the use of borrowing against Bluegreen Communities receivables, the Company can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. See the next paragraph for further details on this facility.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Company has a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. On March 26, 2003, the Company borrowed $8.5 million pursuant to the revolving credit facility for the purpose of acquiring 1,142 acres of land in Braselton, Georgia in connection with the development of a golf course community to be known as the Traditions of Braselton(TM). The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Traditions of Braselton(TM) borrowing is due on March 10, 2006. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus .75% when the average monthly outstanding loan balance is greater than or equal to $10.0 million. If the average monthly outstanding loan balance is less than $10.0 million, the interest rate is the greater of 7.00% or the prime lending rate plus 1.00%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In March 2003, Foothill extended the Company's ability to borrow under the facility through December 31, 2005, and extended the maturity date to December 31, 2007 for borrowings collateralized by receivables. At September 30, 2003, the outstanding principal balance under this facility was approximately $9.5 million, $3.4 million of which related to the acquisition of the Traditions of Braselton, $1.7 million of which related to Bluegreen Resorts' receivables borrowings and $4.4 million of which related to Bluegreen Communities' receivables borrowings.

On September 25, 2002, certain direct and indirect wholly-owned subsidiaries of the Company entered into a $50 million revolving credit facility (the "GMAC Communities Facility") with RFC. The Company is the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property home sites (and personal property related thereto) at the following Bluegreen Communities projects of the Company, as well as any Bluegreen Communities projects acquired by the Company with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire(TM) (New Kent County, Virginia); Mountain Lakes Ranch(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by the Company's Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as home sites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The Company is required to pay an annual commitment fee equal to 0.33% of the $50 million GMAC Communities Facility amount. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. During the 2003 Period, the Company borrowed $25.0 million under the GMAC Communities Facility. The Company uses the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of September 30, 2003, $19.1 million was outstanding under the GMAC Communities Facility.

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

Unsecured Credit Facility

The Company has a $12.5 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2003. The Company is only allowed to borrow under the line-of-credit in amounts less than the remaining availability under its current, active vacation ownership receivables purchase facility plus availability under certain receivable warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During the 2003 Period, the Company had borrowed and repaid $5.0 million under this line-of-credit. As of September 30, 2003, no amounts were outstanding under the line. This line-of-credit has historically been an important source of short-term liquidity for the Company.

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

The Company intends to continue to pursue a growth-oriented strategy, particularly with respect to its Bluegreen Resorts business segment. In connection with this strategy, the Company may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into the Company's operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to the Company's operations in the vacation ownership industry. In addition, the Company intends to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where the Company believes the market for its products is strongest, such as new golf communities in the Southeast and other areas and continued growth in the Company's successful regions in Texas.

The Company's material commitments for capital resources as of September 30, 2003, included the required payments due on its receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete its vacation ownership and communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of the Company's outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases as of September 30, 2003, by period due (in thousands):

                                                                   Payments Due By Period
                                               ----------------------------------------------------------------
                                                            Less than        1 - 3        4 - 5        After 5
Contractual Obligations                          Total       1 year          Years        Years         Years
-----------------------                          -----       ------          -----        -----         -----
Receivable-backed notes payable                $ 22,254      $     --      $     --      $  6,079      $ 16,175
Lines-of-credit and notes payable                78,316        29,829        47,695           600           192

10.50% senior secured notes payable             110,000            --            --       110,000            --

8.25% convertible subordinated debentures        34,371            --         6,771         9,200        18,400
Noncancelable operating leases                   16,877         3,862         6,629         1,375         5,011
                                               --------      --------      --------      --------      --------
Total contractual obligations                  $261,818      $ 33,691      $ 61,095      $127,254      $ 39,778
                                               ========      ========      ========      ========      ========

In addition, the Company has issued a $1.4 million letter-of-credit (the "LOC"), which is collateralized by a certificate of deposit, in connection with the issuance of a performance bond on a Bluegreen Communities project. The LOC expires in January 2008.

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

The Company estimates that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $6.9 million as of

September 30, 2003. The Company estimates that the total cash required to complete its Bluegreen Communities projects in which sales have occurred to be approximately $43.9 million as of September 30, 2003. These amounts assume that the Company is not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, the Company anticipates that it will incur such obligations in the future. The Company plans to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurances that the Company will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

The Company's ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future notes receivable securitizations) depends, among other things, on its future performance, which is subject to a number of factors, including the Company's business, results of operations, leverage, financial condition and business prospects, the performance of its receivables, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries, some of which are beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations and support its operations, the Company, among other consequences, may be forced to reduce or delay planned capital expenditures, reduce its financing of sales, sell assets, obtain additional equity capital or refinance or restructure its debt. The Company cannot provide any assurance that it will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. In addition, many of the Company's obligations under our debt arrangements contain cross-default or cross-acceleration provisions. As a result, if the Company defaults under one debt arrangement, other lenders might be able to declare amounts due under their arrangements, which would have a material adverse effect on the Company's business.

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

Item 4. Controls and Procedures

In order to ensure that the information disclosed in the Company's filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-

15(e), as of September 30, 2003. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and internal controls over financial reporting will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

On August 21, 2000, the Company received a Notice of Field Audit Action (the "Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two subsidiaries now owned by the Company failed to collect and remit sales and use taxes to the State of Wisconsin during the period from January 1, 1994 through September 30, 1997 totaling $1.9 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company's Christmas Mountain Village(TM) resort. In addition to the assessment, the Notice indicated that interest would be charged, but no penalties would be assessed. As of September 30, 2003, aggregate interest was approximately $2.1 million. The Company filed a Petition for Redetermination (the "Petition") on October 19, 2000, and, if the Petition is unsuccessful, the Company intends to vigorously appeal the assessment. The Company acquired the subsidiaries that are the subject of the Notice in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, the Company has the right to offset payments owed by the Company to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid for any breach of representations and warranties. (One of the former RDI stockholders is currently employed by the Company as its Senior Vice President of Sales for Bluegreen Resorts.) The Company has filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on its right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against the Company and a third-party complaint against the Company and one of its wholly-owned subsidiaries alleging that the Company and its subsidiary have failed to make the payments required under the terms of the promissory note.

On May 24, 2003, the Company received a second Notice of Field Audit Action (the "Second Notice") from the DOR alleging that the two subsidiaries of the Company discussed above failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at the Company's Christmas Mountain

Village(TM) resort. In addition to the assessment, the Second Notice indicated that interest and penalties would be assessed. As of September 30, 2003, aggregate interest and penalties total approximately $1 million. The Company filed a Petition for Redetermination (the "Second Petition") on July 9, 2003, and, if the Second Petition is unsuccessful, the Company intends to vigorously appeal the assessment. In addition, the Company believes that, if necessary, amounts paid to the State of Wisconsin pursuant to the Notice and the Second Notice, if any, may be further funded through collections of sales tax from the consumers who effected the assessed VOI sales with RDI without paying sales tax on their purchases.

Based on management's assessment of the Company's position in the Petition and the Second Petition, the Company's belief that its right of offset with the former RDI stockholders will be upheld and other factors discussed above, management does not believe that the possible sales tax assessment pursuant to the Notice and the Second Notice will have a material adverse impact on the Company's results of operations or financial position, and therefore no amounts have been accrued related to this matter. Additionally, as the statute requiring the assessment of sales tax on VOIs in Wisconsin was repealed in December 1999 and based on the applicable statutes of limitations, the Company believes its exposure in these matters is limited to that discussed above.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      10.116 Transfer Supplement (Committed) dated as of October 8, 2003 between ING Capital LLC and Resort Finance LLC.

      10.117 Transfer Supplement (Noncommitted) dated as of October 8, 2003 between ING Capital LLC and Resort Finance LLC.

      10.118 Extension Letter dated as of October 8, 2003, from Resort Finance LLC to BXG Receivables Note Trust 2001-A, Bluegreen Corporation and Bluegreen Receivables Finance Corporation V.

      10.130 Amendment No. 2 to Second Amended and Restated Credit Facility Agreement entered into as of August 29, 2003 between FINOVA Capital Corporation, Bluegreen Corporation, Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc. and Bluegreen Vacations Unlimited, Inc.

      10.131 Promissory Note (Building) dated August 29, 2003 between Bluegreen Vacations Unlimited, Inc. and FINOVA Capital Corporation.

      10.132 Promissory Note (Land) dated August 29, 2003 between Bluegreen Vacations Unlimited, Inc. and FINOVA Capital Corporation.

      10.157 Amendment No. 1 to Revolving Promissory Note (AD&C Loan) dated as of September 10, 2003 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation.

      10.160      Amendment No. 1 to Revolving Promissory Note (Receivables
                  Loan) dated as of September 10, 2003 between Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen/Big Cedar Vacations, LLC and Residential Funding Corporation.

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

                  On October 21, 2003, the Company filed a Current Report on Form 8-K to furnish the Company's earnings release for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BLUEGREEN CORPORATION
                                                  (Registrant)


Date: November 12, 2003              By: /S/ GEORGE F. DONOVAN
                                         ---------------------------------------
                                         George F. Donovan
                                         President and
                                         Chief Executive Officer


Date: November 12, 2003              By: /S/ JOHN F. CHISTE
                                         ---------------------------------------
                                         John F. Chiste
                                         Senior Vice President,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 12, 2003              By: /S/ ANTHONY M. PULEO
                                         ---------------------------------------
                                         Anthony M. Puleo
                                         Vice President and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)