Form 10-K
period 2003-12-31
BLUEGREEN CORP
filed 2004-03-29
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the year ended December 31, 2003

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

       Registrant's telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

             Title of each class                             Name of each exchange on which registered
             -------------------                             -----------------------------------------
Common Stock, $.01 par value                                 New York Stock Exchange, Archipelago  Exchange

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

      State the aggregate market value of the voting common equity held by non-affiliates of the registrant: $70,734,440 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2003 ($4.75 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock. The market value of voting stock held by non-affiliates excludes any shares issuable upon conversion of any 8.25% Convertible Subordinated Debentures which are convertible at a current conversion price of $8.24 per share.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 24, 2004, there were 25,569,647 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Specifically identified portions of the Company's definitive proxy statement to be filed for its 2004 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                                   PAGE
Item 1.      BUSINESS..............................................................   1

Item 2.      PROPERTIES............................................................  27

Item 3.      LEGAL PROCEEDINGS.....................................................  27

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................  28

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................  28

Item 6.      SELECTED FINANCIAL DATA...............................................  29

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION...........................................  31

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............  56

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................  58

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE..............................................  94

Item 9A.    CONTROLS AND PROCEDURES................................................  94

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................  94

Item 11.    EXECUTIVE COMPENSATION.................................................  95

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS...................................  95

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................  95

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................  95

                                     PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........  95

Signatures.........................................................................  97

Exhibit Index......................................................................  99

                                   TRADEMARKS

      The terms "Bluegreen(R)" and "Bluegreen Vacation Club(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "Bluegreen Communities(TM)," "La Cabana Beach and Racquet Club(TM)," "The Hammocks at Marathon Resort(TM)," "Casa Del Mar Beach Resort(TM)," "The Fountains Resort(TM)," "Orlando's Sunshine Resort(TM)," "Grande Villas at World Golf Village(R)(TM)," "Solara Surfside Resort(TM)," "Mountain Run at Boyne(TM)," "The Falls Village Resort(TM)," "Big Cedar(R) Wilderness Club(TM)," "The Lodge Alley Inn(TM)," "Harbour Lights Resort(TM)," "Shore Crest Vacation Villas(TM)," "Laurel Crest Resort(TM)," "MountainLoft Resort(TM)," "Shenandoah Crossing Resort(TM)," "Christmas Mountain Village(TM)," "Sampler PlusSM," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," and "Preserve at Jordan Lake(TM)" are trademarks or service marks of Bluegreen Corporation in the United States.

      The term "Big Cedar(R)" is registered in the U.S. Patent and Trademark Office by Big Cedar, L.L.C.

      The term "Bass Pro Shops(R)" is registered in the U.S. Patent and Trademark Office by Bass Pro, Inc.

      The term "World Golf Village(R)" is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.

      All other marks are registered marks of their respective owners.

                            MARKET AND INDUSTRY DATA

Market and industry data used throughout this Annual Report were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association ("ARDA"). Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

                                     PART I

Item 1. BUSINESS.

Introduction

We are a leading provider of vacation and residential lifestyle choices through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular high-volume, "drive-to" vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land parcels, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. We also generate significant interest income through our financing of individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to capitalize on the growth of the vacation ownership industry. As of December 31, 2003, we had 110,000 VOI owners, including 75,000 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club through sales offices at all of our owned resorts and at our four off-site sales offices in Indiana, Minnesota and Michigan (which has two off-site offices). A VOI in any of our resorts entitles the buyer to an annual allotment of "points" in perpetuity in our Bluegreen Vacation Club. Club members may use their points to stay in one of 17 Bluegreen-owned resorts and 18 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by our affiliated worldwide vacation ownership exchange network, Resorts Condominium International ("RCI"). The following table sets forth the Bluegreen Vacation Club resorts:

                 Bluegreen-Owned Resorts(1)                         Location
     --------------------------------------------------       --------------------
     The Hammocks at Marathon(TM)(2)(3)                       Marathon, Florida
     The Fountains(TM)(2)(3)                                  Orlando, Florida
     Orlando's Sunshine Resort(TM)(3)                         Orlando, Florida
     Casa Del Mar Beach Resort(TM)                            Ormond Beach, Florida
     Grande Villas at World Golf Village(R)(TM)(3)            St. Augustine, Florida
     Solara Surfside Resort(TM)(3)                            Surfside, Florida
     Mountain Run at Boyne(TM)(3)                             Boyne Falls, Michigan
     The Falls Village Resort(TM)(3)                          Branson, Missouri
     Big Cedar(R)Wilderness Club(TM)(3)(4)                    Ridgedale, Missouri
     The Lodge Alley Inn(TM)(3)                               Charleston, South Carolina
     Harbour Lights(TM)(3)                                    Myrtle Beach, South Carolina
     Shore Crest Vacation Villas(TM)(3)                       North Myrtle Beach, South Carolina
     MountainLoft(TM)(3)                                      Gatlinburg, Tennessee
     Laurel Crest(TM)(3)                                      Pigeon Forge, Tennessee
     Shenandoah Crossing(TM)(3)                               Gordonsville, Virginia
     Christmas Mountain Village(TM)(3)                        Wisconsin Dells, Wisconsin
     La Cabana Beach and Racquet Club(TM)(5)                  Oranjestad, Aruba

                     Other Resorts                                   Location
     --------------------------------------------------       --------------------
     Paradise Isle Resort(TM)                                 Gulf Shores, Alabama
     Shoreline Towers Resort(TM)                              Gulf Shores, Alabama
     Via Roma Resort(TM)(3)                                   Bradenton Beach, Florida
     Dolphin Beach Club(TM)(3)                                Daytona Beach Shores, Florida
     Fantasy Island Resort II(TM)(3)                          Daytona Beach, Florida
     Mariner's Boathouse Resort(TM)                           Fort Myers Beach, Florida
     Tropical Sands Resort(TM)                                Fort Myers Beach, Florida
     Windward Passage Resort(TM)                              Fort Myers Beach, Florida
     Gulfstream Manor(TM)(3)                                  Gulfstream, Florida
     Resort Sixty-Six(TM)(3)                                  Holmes Beach, Florida
     Outrigger Beach Club(TM)(3)                              Ormond Beach, Florida
     Landmark Holiday Beach Resort(TM)                        Panama City Beach, Florida
     Ocean Towers Beach Club(TM)                              Panama City Beach, Florida
     Panama City Resort & Beach Club(TM)                      Panama City Beach, Florida
     Petit Crest Villas(TM)                                   Marble Hills, Georgia
     Pono Kai Resort(TM)(3)                                   Kauai, Hawaii
     Lake Condominiums at Big Sky(TM)                         Big Sky, Montana
     Players Club(TM)(3)                                      Hilton Head, South Carolina

----------
(1) Throughout this Annual Report on Form 10-K, any reference to resorts that we own refers to resorts where we acquired or developed a significant number of the VOIs associated with the resorts.

(2) We acquired this resort in 2003. We will begin selling VOIs in this resort through the Bluegreen Vacation Club in 2004.

(3) These resorts are managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(4) This resort is being developed, marketed and sold by a joint venture with Big Cedar, L.L.C. We own a 51% interest in this joint venture and the joint venture's results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(5) We acquired this resort in December 1997. We sold fixed-week VOIs in this resort until January 2004, when we began selling points-based, Bluegreen Vacation Club VOIs in this resort.

Since our inception, we have generated over 109,000 VOI sales transactions. Bluegreen Resorts' estimated remaining life-of-project sales were approximately $1.7 billion at December 31, 2003. For the year ended December 31, 2003, Bluegreen Resorts had sales and Field Operating Profit of $253.9 million and $49.5 million, respectively.

Throughout this report, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned VOIs or homesites, as the case may be, at current retail prices. "Field Operating Profit" means operating profit of one of our business segments prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. See Note 19 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Field Operating Profit for our business segments to consolidated income before income taxes.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including telemarketing mini-vacations, marketing kiosks in retail and hotel locations, targeted mailings, marketing to current owners of VOIs and referrals. To support our marketing and sales efforts, we have developed and continue to enhance our database to track our vacation ownership marketing and sales programs. We believe that as our vacation ownership operations grow, this database will become an increasingly significant asset, enabling us to take advantage of, among other things, less costly marketing and referral opportunities.

While historical growth rates may not continue, based on ARDA and other industry data, we believe that vacation ownership has been one of the fastest growing segments of the hospitality industry with 10.6% compound annual growth for sales volume and 10.7% compound annual growth for number of VOI owners during the period from 1990 to 2002. According to ARDA, the primary reason cited by consumers for purchasing a VOI is the ability to exchange a VOI for accommodations at other resorts through worldwide exchange networks.

Our affiliation with RCI, the largest worldwide vacation ownership exchange company, entitles members of the Bluegreen Vacation Club to stay at approximately 3,700 participating RCI resorts located in 100 countries worldwide. To further enhance the ability of our VOI owners to customize their vacation experience, we also have implemented our Bluegreen Vacation Club system, which permits our VOI owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Bluegreen-owned and certain other participating resorts. We also have implemented the Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to the regular Bluegreen Vacation Club members for a one-year trial period. We also have the Sampler PlusSM program, which provides Sampler Plus package purchasers with the same benefits of the Sampler package, plus a three-year travel discount program with website access to purchasing, among other things, hotel and resort condo stays, cruises and rental cars. We benefit from the Sampler and Sampler Plus programs because the programs give us the opportunity to remarket our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the cost incurred in marketing to prospective customers.

Prior to acquiring property for resorts, Bluegreen Resorts undertakes a property review, which includes physical and environmental assessments. This review is presented for approval to our management Investment Committee, which was established in 1990 and consists of certain key members of senior management and, once so approved, the acquisition is submitted to the Investment Committee of our Board of Directors for final approval. During the review process, we consider market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the vacation ownership market in the area and the availability of a variety of recreational opportunities for prospective VOI purchasers. Another important consideration when Bluegreen Resorts is reviewing a resort location for potential acquisition is the demand for resorts in specific geographic areas by existing Bluegreen Vacation Club members. We periodically monitor this demand through surveys and other means. We intend to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts in the geographic areas in which Bluegreen Resorts currently operates, with an emphasis on beachfront resorts, with possible expansion into the northeastern and western United States, although we may pursue acquisitions in other areas. No assurance can be given that we will be able to acquire property in our current target areas or be successful in our acquisitions strategy.

We have historically provided financing to approximately 95% of our vacation ownership customers. Customers are required to make a downpayment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of seven or ten years. As of December 31, 2003, our vacation ownership receivables portfolio totaled approximately $90.8 million in principal amount, with a weighted-average contractual yield of approximately 14.9% per annum. During the year ended December 31, 2003, we maintained vacation ownership receivables warehouse facilities and a separate vacation ownership receivables purchase facility to maintain liquidity associated with our vacation ownership receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing residential land homesites located near major metropolitan centers or popular retirement areas. We believe that a majority of our customers seek a quality lifestyle improvement that is generally unavailable in traditional, intensely subdivided suburban developments. As of December 31, 2003, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, Virginia and North Carolina. We had $121.8 million of inventory at Bluegreen Communities as of December 31, 2003 and Bluegreen Communities' estimated remaining life-of-project sales were approximately $437.3 million. For the year ended December 31, 2003 we had sales and Field Operating Profit in our Bluegreen Communities division of $104.4 million and $12.6 million, respectively. We believe no other company in the United States of comparable size or financial resources markets and sells residential homesites directly to retail customers.

Through our experience in marketing and selling homesites to our target customers, we have developed a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through low-cost, high-yield newspaper advertising. In addition, Bluegreen Communities' customer relationship management computer software system enables us to compile, process and maintain information concerning future sales prospects within each of our operating regions with the goal of tracking the effectiveness of advertising and marketing programs relative to sales generated. Through our targeted sales and marketing programs, we believe that we have been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

Bluegreen Communities acquires and develops land in two markets: (i) near major metropolitan centers but outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, we consider market depth and forecast market absorption. In new market areas, we typically conduct a structured classified advertisement test that evaluates market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. Our ability to bond projects to completion generally allows us to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to the approval of both our management Investment Committee and the Investment Committee of our Board of Directors.

In fiscal 1997, we began construction of our first daily-fee golf course. We believe that daily-fee golf courses are an attractive amenity that increases the marketability of adjacent homesites. We currently intend to expand our golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurance that our strategy for this expansion will be successful.

Industry Overview

Bluegreen Resorts

The Market. The resorts component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. We believe that vacation ownership presents an attractive vacation alternative to commercial lodging.

First introduced in Europe in the mid-1960's, vacation ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. We believe that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the vacation ownership concept among the general public and the substantial growth of the vacation ownership industry:

      o growing consumer awareness of the potential value and benefits of vacation ownership, including the cost savings relative to certain other lodging alternatives;

      o increasing flexibility of vacation ownership due to the growth of international exchange organizations such as RCI and Interval International, and points-based vacation club systems;

      o the improving quality of the vacation ownership resorts and their management; and

      o growing consumer confidence resulting from enhanced consumer protection regulation of the vacation ownership industry and the entry of brand name national lodging companies to the vacation ownership industry.

Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the current success of the vacation ownership industry has been the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Cendant Corporation. Although vacation ownership operations currently comprise only a portion of these companies' overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry's image with the general public.

We believe that the recent hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on our sales in our domestic sales offices. We believe that this is due to the "drive-to" resort destinations in the Bluegreen Vacation Club. In addition, we believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, international hostilities, economic conditions and the rising cost of gasoline may have an adverse effect on our operations in the future.

The Consumer. According to information compiled by industry sources, customers in the 40-59 year old age range represented approximately 60% of all VOI owners in the United States in 2002. Historically, the median age of a VOI buyer at the time of purchase was 51. The median annual household income of VOI owners in the United States in 2002 was approximately $85,000, with approximately 35% of all VOI owners having annual household incomes greater than $100,000. Despite the industry's growth, VOI ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property.

Under a points-based system, such as our Bluegreen Vacation Club, members purchase an annual allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Subject to certain restrictions, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. Owners of VOIs in the Bluegreen Vacation Club have an underlying deeded real estate interest in a specific VOI resort that is held in trust on the owner's behalf. As of December 31, 2003, all of our sales offices, with the exception of our La Cabana sales office in Aruba, were only selling VOIs within our Bluegreen Vacation Club system. In January 2004, our Aruba sales office began selling VOIs within the Bluegreen Vacation Club system as well.

The owners of VOIs manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2003, we managed 23 resorts and served a base of approximately 110,000 VOI owners.

Each VOI owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner's use rights may be suspended and the homeowners' association may foreclose on the owner's VOI.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI or Interval International,. All of our VOI resorts are currently affiliated with RCI, and most of our VOI resorts have been awarded RCI's highest designation (Gold Crown). A VOI owner's participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI's participating resorts are located throughout the world in 100 countries. A member may exchange his VOI for an occupancy right in another participating resort by listing his VOI as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us.

Bluegreen Communities

Bluegreen Communities operates within a specialized niche of the real estate industry, which focuses on the sale of residential homesites to retail customers who intend to build a home on such homesites at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Although no specific data is available regarding this market niche, we believe that no other company in the United States of comparable size or financial resources currently markets and sells residential land directly to retail customers.

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by us are significantly less capital intensive than those undertaken by commercial homebuilders. We believe that our market is also the beneficiary of a number of trends, including the large number of people entering into the 40-59 year age bracket and the economic and population growth in certain of our primary markets.

Bluegreen Communities also focuses on the development of golf courses and related amenities as the centerpieces of certain of our residential land properties. As of December 31, 2003, we were marketing homesites in seven projects that include golf courses developed either by us or third parties. We currently intend to acquire and develop additional golf communities, as we believe that the demographics and marketability of such properties are consistent with our overall residential land strategy. Golf communities typically are larger, multi-phase properties that require a greater capital commitment than our single-phase residential land projects. There can be no assurance that we will be able to successfully implement our golf community strategy.

Bluegreen Communities also undertakes the development of large lakes in certain of our projects as the centerpiece amenity. We believe that while these development activities require a greater capital commitment than certain other amenities that Bluegreen Communities may provide in our projects, we benefit from the anticipated increased marketability and pricing of lakefront homesites.

Company Products

Bluegreen Resorts

Set forth below is a description of each of our owned vacation ownership resorts. We consider resorts "owned" if we acquired or developed a significant number of the VOIs associated with the resorts. Units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR and a CD player. Some units have additional amenities, such as big screen televisions, DVD players, fireplaces, whirlpool tubs and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts with the exception of the La Cabana Beach and Racquet Club ("La Cabana") and Casa del Mar Beach Resort. La Cabana is managed by Optima Hotel Exploitatiemaatschappij N.V., an unaffiliated third party that managed the resort prior to our acquisition of La Cabana's unsold VOI inventory in 1997. The Amber Group, Inc. manages the Casa del Mar Beach Resort.

Florida

The Hammocks at Marathon(TM) -- Marathon, Florida. Acquired in December 2003, The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. After the completion of certain renovations, we expect this beachfront resort to offer such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains(TM) -- Orlando, Florida. In September 2003, we acquired The Fountains (f/k/a The Oasis Lakes Resort), an existing vacation ownership resort in Orlando, Florida. The acquisition included certain unsold VOIs, land that can accommodate the construction of approximately 576 additional vacation residences, a 20,000 square-foot sales center, a clubhouse and pool complex, an additional parcel of land zoned for commercial use and certain notes receivable. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida's family attractions, including Walt Disney World(R), SeaWorld(R) and Universal Studios(R). Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room and tennis and basketball courts.

Orlando's Sunshine Resort(TM) -- Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild(R) water park and Universal Studios Florida(R). This property features an outdoor swimming pool, hot tub and tennis courts.

Casa del Mar Beach Resort(TM) -- Ormond Beach, Florida. In January 2003, we acquired the unsold VOI inventory (approximately 2,340 VOIs) of an existing vacation ownership resort located in Ormond Beach, Florida. Casa del Mar is located directly on the ocean and includes such amenities as an outdoor pool and miniature golf.

Grande Villas at World Golf Village(R)(TM) -- St. Augustine, Florida. In August 2003, we acquired the unsold VOI inventory (approximately 4,000 VOIs) and undeveloped land that can accommodate the construction of approximately 200 new vacation homes at a vacation ownership resort located in St. Augustine, Florida. The resort, which is minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame(R), features an extensive array of amenities, including, among others, a golf course, outdoor and indoor pools, a hot tub, a sauna and a playground.

Solara Surfside Resort(TM) -- Surfside, Florida. In June 2001, we acquired the unsold VOI inventory (approximately 6,000 VOIs) at an existing vacation ownership property located in Surfside, Florida, near Miami Beach. Solara Surfside is located directly on the beach and features one and two bedroom vacation homes.

Michigan

Mountain Run at Boyne(TM) -- Boyne Falls, Michigan. In October 2002, we acquired approximately 11 acres of land to build and develop 64 vacation homes at Boyne Mountain in northern Michigan. In connection with this acquisition, we also acquired an option to purchase land contiguous to the 11 acres on which we could, at our discretion, build approximately 100 additional vacation homes. Boyne Mountain is known for skiing, snowboarding and tubing on 62 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers 162 holes of golf on world-class courses designed by some of the game's masters, including Robert Trent Jones, Arthur Hills, Donald Ross and, soon, Pete Dye.

Missouri

The Falls Village Resort(TM) -- Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson.

The Big Cedar(R) Wilderness Club(TM) -- Ridgedale, Missouri. In June 2000, Bluegreen/Big Cedar Vacations LLC, a joint venture between Big Cedar, L.L.C. and us, in which we own a 51% interest, began developing the Big Cedar Wilderness Club, a 292-unit, wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. The Big Cedar Wilderness Club is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis courts and a spa.

South Carolina

The Lodge Alley Inn(TM) -- Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn includes one and two-bedroom suites, many furnished with an equipped kitchen, a living room with fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

Harbour Lights(TM) -- Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort's activities center overlooks the Intracoastal Waterway.

Shore Crest Vacation Villas(TM) -- North Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft(TM) -- Gatlinburg, Tennessee. The MountainLoft Resort in Gatlinburg, Tennessee, is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge,

Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

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

Virginia

Shenandoah Crossing(TM) -- Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course (which is owned and operated by an unaffiliated third party), indoor and outdoor pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Wisconsin

Christmas Mountain Village(TM) -- Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

Aruba

La Cabana Beach Resort & Racquet Club(TM) -- Aruba. Bluegreen Properties N.V. acquired the unsold VOI inventory of La Cabana (approximately 8,000 VOIs) in December 1997 and additional VOIs from time to time thereafter. Established in 1989, La Cabana is a 449-suite ocean front resortthat offers one, two and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include tennis, racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by us.

The following table describes the relative size, stage of development and amount of remaining inventory at each of our owned resorts. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in the industry. Vacation homes are individual lodging units (e.g., condominium-style apartments, cabins, etc.).

                                     The
                                   Hammocks                         Orlando's       Casa Del     Grande Villas
                                      At               The           Sunshine      Mar Beach     at World Golf
Resort                            Marathon(TM)    Fountains(TM)     Resort(TM)     Resort(TM)    Village(R)(TM)
                               ----------------------------------------------------------------------------------
                                  Marathon,         Orlando,         Orlando,        Ormond      St. Augustine,
Location                              FL               FL               FL          Beach, FL          FL
                               ----------------------------------------------------------------------------------
Year acquired (1)                    2003             2003             1997           2003            2003
Number of vacation homes
 completed                            --               72               90             43              102
Number of vacation homes
 under construction                   58               144              --             --              --
Number of future vacation
 homes (2)                            --               432              --             --              150
Total current and future
 vacation homes                       58               648              90             43              252
Percentage of total current
 and future vacation homes
 sold (3)                            --%               10%             94%             88%             29%
Estimated remaining
 life-of-project sales  (in
 millions) (4)                      $54.9            $608.0            $4.6           $3.8           $154.1

                                    Solara         Mountain         The Falls      Big Cedar(R)
                                   Surfside         Run at           Village        Wilderness       The Lodge
Resort                            Resort(TM)       Boyne(TM)        Resort(TM)        Club(TM)     Alley Inn(TM)
                               ----------------------------------------------------------------------------------
                                  Surfside,       Boyne Falls,       Branson,        Ridgedale,      Charleston,
Location                              FL               MI               MO               MO             SC
                               ----------------------------------------------------------------------------------
Year acquired (1)                    2001             2002            1997             2000            1998
Number of vacation homes
 completed                            58               23               66              100             90
Number of vacation homes
 under construction                   --               32               66               41             --
Number of future vacation
 homes (2)                            --               16              114              151             --
Total current and future
 vacation homes                       58               71              246              292             90
Percentage of total current
 and future vacation homes
 sold (3)                            76%               4%              25%              15%             97%
Estimated remaining
 life-of-project sales (in
 millions) (4)                       $7.0             $60.2          $130.7           $207.6           $1.9

                                              Shore Crest
                                 Harbour        Vacation                              Laurel       Shenandoah
Resort                          Lights(TM)     Villas(TM)      MountainLoft(TM)      Crest(TM)    Crossing(TM)
                               ----------------------------------------------------------------------------------
                                 Myrtle       North Myrtle        Gatlinburg,         Pigeon      Gordonsville,
Location                        Beach, SC      Beach, SC              TN            Forge, TN          VA
                               ----------------------------------------------------------------------------------
Year acquired (1)                 1997            1996                1994             1995           1997
Number of vacation homes
 completed                         132             240                 164              152            162
Number of vacation homes
 under construction                 84              --                  --               --             --
Number of future vacation
 homes (2)                          48              --                  25               50            100
Total current and future
 vacation homes                    264             240                 189              202            262
Percentage of total current
 and future vacation homes
 sold (3)                          49%             96%                 80%              65%            61%
Estimated remaining
 life-of-project sales (in
 millions) (4)                    $92.9            $6.7               $40.3            $57.9          $86.0

                                                La Cabana
                                 Christmas      Beach and
                                 Mountain        Racquet
Resort                          Village(TM)     Club(TM)
                               ------------------------------
                                 Wisconsin     Oranjestad,
Location                         Dells, WI        Aruba
                               ------------------------------
Year acquired (1)                  1997            1997
Number of vacation homes
 completed                          279             449
Number of vacation homes
 under construction                  30              --
Number of future vacation
 homes (2)                          130              --
Total current and future
 vacation homes                     439             449
Percentage of total current
 and future vacation homes
 sold (3)                           63%             87%
Estimated remaining
 life-of-project sales (in
 millions) (4)                    $124.8           $23.9

(1) Year that we first acquired the land to develop each resort or the year we first acquired existing VOIs at each resort, as applicable.

(2) Number of vacation homes that can be developed at each resort in the future. We cannot provide any assurance that we will have the resources, or will decide, to commence or complete the development of any of these future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3) This is the portion of each resort that has been sold through December 31, 2003, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development.

(4) Estimated remaining life-of-project sales as of December 31, 2003. This table excludes VOI inventory that we own at several non-owned resorts ("Miscellaneous Inventory"). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2003 was $12.3 million or less than 1% of Bluegreen Resorts' estimated remaining life-of-project sales.

We believe that each of our resorts is adequately covered by property and casualty insurance, in the case of our completed resorts, and builder's risk insurance, in the case of resorts that are under construction. In addition, we, or general contractors hired by us, purchase performance bonds if required by the local jurisdictions in which we develop our resorts.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2003.

Georgia

Traditions of Braselton(TM) -- Braselton, Georgia. In March 2003, we acquired 1,142 acres of land in Braselton, Georgia for $12.3 million. This property is a golf course community offering an 18-hole golf course and other amenities, such as an owners' clubhouse, a swimming pool, tennis courts, nature trails and a children's recreation area. The property is also expected to include a 330 acre preserved area. General improvements on the homesites at Traditions of Braselton being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at Traditions of Braselton in April 2003.

Sanctuary Cove at St. Andrew's Sound(TM) -- Waverly, Georgia. In November 2003, we acquired 500 acres of land near St. Simons Island in Brunswick County, Georgia for $11.3 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course to be designed by Love Golf Design, an owners' clubhouse and swimming and tennis facilities. Sanctuary Cove adjoins over 900 acres of preserved saltwater marshes and coastal wetlands. General improvements on the homesites at Sanctuary Cove being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at Sanctuary Cove in December 2003.

North Carolina

Catawba Falls Preserve(TM) -- Black Mountain, North Carolina. We acquired approximately 785 acres located in Black Mountain, North Carolina (approximately 18 miles from Asheville, North Carolina) for $2.6 million in June 2002. The project is expected to include horse and hiking trails, a swimming hole, picnic area, playground area and trail access to Pisgah National Forest and Catawba Falls. We anticipate that the project will consist of a total of approximately 238 homesites, which range in size from approximately 1 acre to 16 acres General improvements on the homesites at Catawba Falls Preserve being performed by us include, in most cases, well and sewer utilities and selective homesite clearing. We began selling homesites at Catawba Falls Preserve in January 2003.

Texas

Mountain Lakes Ranch(TM)--Bluffdale, Texas. We acquired 4,100 acres located approximately 45 miles from Fort Worth, Texas in October 1998 for $3.1 million. The property features rolling terrain with hilltop views, tree coverage and ample area to create private lakes. We anticipate that the property will yield approximately 1,280 homesites ranging in size from one to five acres, including both lakefront and waterview parcels. General improvements on the homesites at Mountain Lakes Ranch performed by us include water, electric and telephone utilities and selective homesite clearing. We began selling homesites at Mountain Lakes ranch in 1999.

Silver Lakes Ranch(TM) -- Bowie, Texas. We acquired 2,463 acres located approximately 35 miles northwest of Fort Worth, Texas, in October 2002 for $3.7 million. The property is expected to feature a swimming pool, picnic area, park, lakes, ponds and a recreational vehicle park for use by the purchasers of homesites in the community. The existing acreage will yield approximately 640 homesites, with most homesites ranging in size from 1 to 10 acres. General improvements on the homesites at Silver Lakes Ranch that may be performed by us include water, electric and telephone as well as selective homesite clearing. We began selling homesites at Silver Lakes Ranch during March 2003.

Mystic Shores(TM) -- Canyon Lake, Texas. We acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, we purchased an additional 435 acres for $2.7 million. The project includes approximately 2,400 homesites, ranging in size from one to twenty acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property will also feature a junior Olympic swimming pool, bathhouse, open-air pavilion, picnic area and boat ramps. General improvements on homesites at Mystic Shores performed by us include, in most cases, water and selective homesite clearing, while some sections of the project also include underground electric and telephone utilities. We began selling homesites at Mystic Shores in March 2000.

Lake Ridge at Joe Pool Lake(TM) -- Cedar Hill, Texas. We acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities include a 154-acre park with baseball, football and soccer fields, a fishing pool with a pier, camping areas and an 18-hole golf course. The existing acreage will yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at this project in April 1994.

Ridge Lake Shores(TM) -- Magnolia, Texas. In February 2001, we acquired 1,152 acres located approximately 25 minutes drive from Houston, Texas for $3.2 million. This property is expected to include approximately 660 homesites, ranging in size from one to four acres, and will feature two private fishing lakes, boat ramps, open-air pavilions, bathhouses, playgrounds and a beach area. General improvements to the homesites in Ridge Lake Shores performed by us include, in most cases, water and selective homesite clearing, while some sections of the project have electric, cable, telephone and gas utilities. We began selling homesites at this project in May 2001.

Mountain Springs Ranch(TM) -- Smithson Valley, Texas. In April 2003, we acquired 1,125 acres located approximately 15 miles north of San Antonio, Texas for $4.8 million. This master planned community offers wooded and acreage homesites with views of the scenic Texas Hill Country. General improvements to the homesites in Mountain Springs Ranch performed by us include, in most cases, water, selective homesite clearing, electric and telephone. We began selling homesites at this project in December 2003.

Virginia

Brickshire(TM) -- New Kent, Virginia. We acquired 1,135 acres located 20 miles from Williamsburg and Richmond, Virginia, in September 1999 for $4.4 million. The property will consist of approximately 1,065 homesites, ranging in size from 1/4 to 2.5 acres, and features an 18-hole golf course designed by U.S. Open champion Curtis Strange. The property is also expected to offer residents a community club, a pool, tennis courts and scenic walking trails. General improvements on the homesites at Brickshire performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at this project in January 2000.

The following table shows certain information about the significant Bluegreen Communities projects listed above:

                                                  Sanctuary
                                                 Cove at St.       Catawba         Mountain
                                Traditions of      Andrews          Falls            Lakes       Sliver Lakes
Community                       Braselton(TM)     Sound(TM)      Preserve(TM)      Ranch(TM)       Ranch(TM)
                               ----------------------------------------------------------------------------------
                                  Braselton,       Waverly,     Black Mountain,    Bluffdale,        Bowie,
Location                              GA              GA               NC              TX              TX
                               ----------------------------------------------------------------------------------
Year acquired (1)                    2003            2003             2002            1998            2002
Total acreage                       1,142             500             785             4,100           2,463
Number of homesites
 anticipated (2)                    1,550             700             238             1,280            640
Percentage of anticipated
 homesites sold (3)                  20%              4%              27%              73%             43%
Estimated remaining
 life-of-project sales  (in
 millions) (4)                      $54.4            $71.3           $14.4            $12.3           $14.7

                                                  Lake Ridge                       Mountain
                                                  at Joe Pool    Ridge Lake         Springs
Community                           Mystic         Lake(TM)      Shores(TM)        Ranch(TM)      Brickshire(TM)
                                   Shores(TM)
                               ----------------------------------------------------------------------------------
                                Canyon Lake,      Cedar Hill,     Magnolia,         Smithson         New Kent,
Location                             TX               TX              TX           Valley, TX           VA
                               ----------------------------------------------------------------------------------
Year acquired (1)                    1999            1994             2001            2003            1999
Total acreage                       7,401            3,166           1,152            1,125           1,135
Number of homesites
 anticipated (2)                    2,400            2,530            660              625            1,065
Percentage of anticipated
 homesites sold (3)                  38%              69%             67%         (less than) 1%       57%
Estimated remaining
 life-of-project sales  (in
 millions) (4)                      $72.1            $74.8           $12.0            $28.9           $30.3

(1) Year that we first acquired the land to commence development of each community. Certain communities were acquired in phases.

(2) Number of homesites anticipated within each community. We cannot provide any assurance that we will have the resources, or will decide, to develop such homesites at each community, that required platting and other approvals will be obtained to develop such homesites or that such homesites will be sold at favorable prices.

(3) This is the percentage of anticipated homesites sold through December 31, 2003.

(4) Estimated remaining life-of-project sales as of December 31, 2003. This table excludes certain projects currently being marketed by Bluegreen Communities with an aggregate estimated remaining life-of-project sales as of December 31, 2003 of $51.9 million, or approximately 12% of Bluegreen Communities total estimated remaining life-of-project sales.

We believe that each of our Bluegreen Communities projects are adequately covered by builder's risk insurance during the construction period and property and casualty insurance for homesites that are held in our inventory prior to sale to consumers. Once a homesite is sold, the consumer assumes the risk of loss on such homesite. In addition, the applicable property owners' association bears the risk of loss on any common amenities at each project.

We also purchase performance bonds on most of our projects, to provide assurance to homesite buyers that construction of the project will be completed. We believe that our ability to obtain such performance bonds assists us in our pre-construction sales efforts.

Acquisition of Bluegreen Resorts and Bluegreen Communities Inventory

Bluegreen Resorts

We intend to continue to pursue growth by expanding or supplementing our existing resorts operations through acquisitions in destinations that we believe will complement such operations. We may consider acquiring additional VOI inventory, operating companies, management contracts, VOI mortgage portfolios and properties or other vacation ownership-related assets that may be integrated into our operations. We currently intend to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts in the areas in which Bluegreen Resorts currently operates, with an emphasis on beachfront resorts and the northeastern and western United States, although we may pursue acquisitions in other areas. No assurances can be given that we will be successful in our acquisition strategy.

We obtain information with respect to resort acquisition opportunities through interaction by our management team with resort operators, lodging companies and financial institutions with which we have established business relationships. We evaluate the following factors, among others, to determine the viability of a potential new vacation ownership resort:

      o     anticipated supply/demand ratio for VOIs in the relevant market;

      o     the market's potential growth as a vacation destination;

      o     competitive accommodation alternatives in the market;

      o the uniqueness of location and demand for the location by existing Bluegreen Vacation Club members and

      o     barriers to entry that would limit competition.

Bluegreen Communities

Bluegreen Communities seeks to acquire property that:

      o is located near a major population center but outside the perimeter of intense subdivision development or in popular retirement areas;

      o     is suitable for subdivision;

      o     has attractive topographical features;

      o for certain projects, could accommodate a golf course and related amenities and

      o we believe will result in an acceptable profit margin and cash flow to us based upon anticipated retail value.

Properties are generally subdivided for sale into homesites typically ranging in size from 1/4 acre to 5 acres.

In connection with our review of potential Bluegreen Communities inventory, we consider economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with our general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of our long-term strategy for Bluegreen Communities, in recent years we have focused on fewer, more capital-intensive projects. We intend to continue to focus Bluegreen Communities on those regions where we believe the market for our products is strongest, such as the southeast and southwest regions of the United States and to replenish and increase our residential land inventory in such regions as existing projects are sold-out.

Bluegreen Communities has established contacts with numerous land owners and real estate brokers in many of our market areas, and because of such contacts and our long history of acquiring properties, we believe that we are generally in a favorable position to learn of available properties, sometimes before the availability of such properties is publicly known. In order to ensure such access, we attempt to develop and maintain strong relationships with major property owners and brokers in our markets.

Prior to acquiring property in new areas, we will generally conduct test marketing for a prospective project to determine whether sufficient customer demand exists for the project.

By requiring, in most cases, that regulatory approvals be obtained prior to closing and by limiting the amount of the downpayment upon signing a purchase agreement, we are typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce:

      o     the time during which it actually owns specific properties;

      o     the market risk associated with holding such properties and

      o     the risk of acquiring properties that may not be suitable for sale.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations through telemarketing methods or at Bass Pro Shop locations (see further discussion of our relationship with Bass Pro Shops, below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners, such sales being called "upgrades", and referrals of prospective purchasers from existing VOI owners and others. Upgrade and referral sales require relatively less marketing expense and result in relative higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that as Bluegreen Resorts' operations grow, this database will become an increasingly significant asset, enabling us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

In recent years, we have been focusing on increasing Bluegreen Resorts use of "permission" marketing and branding programs. "Permission" marketing methods involve obtaining the prospective purchasers' permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what we believe to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to our target market.

In June 2000, we entered into an exclusive marketing agreement with Bass Pro, Inc. and Big Cedar, L.L.C., a Bass Pro affiliate. Under the terms of the ten-year agreement,we have the right to market our VOIs at each of Bass Pro's national retail locations, in Bass Pro's catalogs and on Bass Pro's web site. We also have access to Bass Pro's customer mailing lists. We believe that the branding aspects of this alliance are consistent with our overall marketing strategy for Bluegreen Resorts. In exchange for these services, we agreed to pay Bass Pro a commission of either 7.0% or 3.5%, depending on certain circumstances, on each sale of a VOI that is made through one of the Bass Pro marketing channels described above. The amount of the commission is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no commission paid to Bass Pro on sales made by the Big Cedar Wilderness Club sales office, as this sales office is part of a joint venture between Big Cedar, L.L.C. and us. We currently market discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Each mini-vacation package requires the buyer to participate in a sales presentation at either a Bluegreen Vacation Club sales office or the Big Cedar Wilderness Club sales office, which is one of our "permission" marketing techniques. We also have an exclusive VOI marketing presence on Bass Pro's web site, which is linked to our web site. We believe that this arrangement results in effective and cost-efficient marketing for Bluegreen Resorts.

On June 16, 2000, we prepaid $9.0 million to Bass Pro in connection with the above marketing agreement. The prepayment is amortized from commissions earned by Bass Pro and member distributions otherwise payable to Big Cedar, L.L.C. from the earnings of the joint venture. No additional commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, L.L.C., respectively, until the prepayment has been fully utilized. The marketing agreement expires on the earlier of: (i) June 16, 2010 or (ii) such time as ninety percent 90% of the joint venture's proposed VOIs have been sold and conveyed. As of December 31, 2003, the unamortized balance of the prepayment to Bass Pro was approximately $6.1 million.

On October 2, 2002, through our wholly-owned subsidiary, Great Vacation Destinations, Inc. ("GVD"), we also acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC and certain of its affiliates ("TMOV"). Utilizing the assets acquired from TMOV, GVD generates "permission" marketing sales leads for VOI sales utilizing various marketing strategies. Through the application of a proprietary, computer software system, these leads are then contacted and given the opportunity to purchase discount mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a VOI sales presentation. GVD seeks to generate sales prospects for our VOI sales business and for sales prospects that will be sold to other VOI developers. We believe that GVD's "permission" marketing lead generation programs and the potential benefits of tracking and controlling the subsequent marketing efforts are consistent with Bluegreen Resorts overall marketing strategy.

Also in October 2002, in connection with the acquisition of land and completed VOIs from Boyne USA Resorts ("Boyne") , we obtained the right to market the Bluegreen Vacation Club at two of Boyne's resort properties: Boyne Mountain and Boyne Highlands. In addition, Bluegreen Resorts entered into an exclusive marketing arrangement with an affiliate of Boyne, Boyne Country Sports ("BCS"). BCS owns and operates six ski, snowboard and golf equipment retail stores throughout Michigan. Bluegreen Resorts intends to market our vacation club through a variety of programs directed to BCS's customer base. We believe that these arrangements will allow Bluegreen Resorts to benefit from marketing to customers which it believe are within our target demographic through an affiliation with a known regional brand.

VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2003, total selling and marketing expense for Bluegreen Resorts was $132.1 million or 52% of the division's $253.9 million in sales.

We require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. This disclosure statement explains relevant information regarding VOI ownership at the resort and must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our resorts or one of our off-site sales offices prior to purchasing.

In addition to sales offices located at our resorts, we also operate four off-site sales offices serving the Indianapolis, Indiana; Detroit, Michigan; Harbor Springs, Michigan; and Minneapolis, Minnesota markets. Our off-site sales offices market and sell VOIs in the Bluegreen Vacation Club, and allow us to bring our products to markets with favorable demographics and low competition for prospective buyers. The Harbor Springs office opened for sales in March 2003 and is located adjacent to the Boyne Highlands Resort, which is owned and operated by Boyne. The Minneapolis office, which is located near the Mall of America, opened for sales in November 2002. We continue to evaluate our ongoing utilization of off-site sales operations and may elect to open new locations or close existing locations in the future.

Bluegreen Communities

In general, as soon as practicable after agreeing to acquire a property and during the time period that improvements are being completed, we establish selling prices for the individual homesites. We take into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable parcels in the area. Once selling prices are established, we commence our marketing efforts.

The marketing method most widely used by Bluegreen Communities is advertising in local newspapers and in major newspapers in metropolitan areas located within a one to three hour drive from the property. In addition, we use our customer relationship management system, which enables us to identify prospects who we believe are most likely to be interested in a particular project. Bluegreen Communities also conducts direct mail campaigns to market property through the use of brochures describing available homesites, as well as television billboard and radio advertising. Through our sales and marketing programs, we believe that we have been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. A sales representative who is knowledgeable about the property answers inquiries generated by our marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs, determines whether the parcel would be suitable for that person and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing.

The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We require that, prior to initiating the marketing effort for a property, all sales representatives walk the property and become knowledgeable about each parcel and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by our executive officers. We enhance our sales and marketing organization through the Bluegreen Institute, a mandatory training program that is designed to instill our marketing and customer service philosophy in middle and lower-level management. Additionally, the sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representative's compensation is commission-based.

We require our sales staff to provide each prospective purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development ("HUD") lot information statement, where required, or a "Vital Information Statement" that we generate states relevant information with respect to, and risks associated with, the property and must be signed by each purchaser.

After deciding to purchase a homesite, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. Purchasers may cancel purchase agreements within specified periods after execution in accordance with statutory requirements. The closing of a homesite sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a homesite sale, we typically deliver a warranty deed and a recent survey of the property to the purchaser. Title insurance is available at the purchaser's expense.

Customer Financing

General

During the year ended December 31, 2003, we financed approximately 71% of the aggregate purchase price of our sales of VOIs and homesites to customers that closed during these periods and received cash for the remaining balance of the purchase price. Sales of VOIs accounted for 71% of consolidated sales during the year ended December 31, 2003. Approximately 99% of the aggregate purchase price of our sales of VOIs were financed with us during the year ended December 31, 2003. In recent years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 5% of all homesite purchasers due to, among other things, an increased willingness on the part of banks to extend direct lot financing to purchasers.

We offer financing of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2003, provided for terms of seven or ten years and a fixed interest rate. In connection with our VOI sales within our vacation club system, we deliver the deed on behalf of the purchasers to the trustee of our vacation club and secure repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's VOI.

The weighted-average interest rate on our notes receivable by division was as follows:

                                                                    As of
                                                      ---------------------------------
                              Division                December 31,         December 31,
                     ---------------------------          2002                 2003
                                                          ----                 ----
                     Bluegreen Resorts..........          15.3%                14.9%
                     Bluegreen Communities......          10.2%                 9.1%
                     Consolidated...............          14.4%                14.3%

See "Sale of Receivables/Pledging of Receivables," below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Consistent with industry practice, our VOI financing is not subject to any significant loan underwriting criteria. Currently, customer financing on sales of VOIs typically requires (i) receipt of a minimum downpayment of 10% of the purchase price, (ii) a note and mortgage and (iii) other closing documents between the purchaser and ourselves. We encourage purchasers to make higher downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized payment plan are charged interest at a rate which is 1% greater than the otherwise prevailing rate. As of December 31, 2003, approximately 75% of our VOI notes receivable serviced were on our pre-authorized payment plan.

Bluegreen Communities

We have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department includes reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant's ability to repay the loan in accordance with our terms.

Collection Policies

Bluegreen Resorts

Collection efforts and delinquency information concerning Bluegreen Resorts' notes receivable are managed at our corporate headquarters. Servicing of the division's receivables is handled by a staff of experienced collectors, assisted by a mortgage collection computer system. We generally make collection efforts by mail and telephone. Our vacation ownership receivables originated prior to fiscal 1999 were documented by contracts for deed, which allows us to retain title to the VOI until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. If a contract for deed becomes delinquent for ten days, telephone contact commences with the customer. If the customer fails to bring the account current, we mail a late notice when the account is 16 days delinquent. After an account is 30 days delinquent, we typically send a second letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time, we send a default letter advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the VOI. When the account becomes 90 days delinquent, we forward a final letter informing the customer that the contract for deed has been terminated. We can then resell the VOI to a new purchaser.

In fiscal 1999, in connection with the implementation of the Bluegreen Vacation Club, we converted to a note and mortgage arrangement. In addition to the 16 and 30-day collection correspondence outlined above, at 60 days delinquent, we send a lock-out letter to our vacation club customer prohibiting the customer from making a reservation for lodging at a resort property. If the default continues, at 90 days delinquent, we mail a Notice of Intent to Cancel Membership and we stop the accrual of interest on the note receivable. The Notice informs the customer that unless the default is cured within 30 days, we will terminate membership in our vacation club. If the default is not cured, we send a Termination Letter, typically at 120 days. We can then resell the VOI to a new purchaser.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities' notes receivable are also managed at our corporate headquarters. A staff of experienced collectors handles servicing of the division's receivables. We generally make collection efforts by mail and telephone. Collection efforts begin when an account is ten days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is reached or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of interest (unless the loan is considered an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Credit/Collection Manager determines the action to be taken.

Loan Loss Reserves

The allowance for loan losses as a percentage of our outstanding notes receivable was approximately 7% and 8% at December 31, 2002 and 2003, respectively. We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, present and expected economic conditions as well as other factors. During the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003, the default rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

                                                Year Ended      Nine Months Ended         Year Ended
                                                March 31,          December 31,          December 31,
                    Division                       2002                2002                  2003
           --------------------------              ----                ----                  ----
           Bluegreen Resorts..........             8.1%                4.4%                  7.9%
           Bluegreen Communities......             2.0%                2.2%                  2.0%

The default rate for Bluegreen Resorts was lower during the nine months ended December 31, 2002 as compared to the years ended March 31, 2002 and December 31, 2003, as the months of January through March each year historically have had higher seasonally adjusted default rates than other months during the year.

Sales of Receivables/Pledging of Receivables

During the year ended March 31, 2002, the nine months ended December 31, 2002, and the year ended December 31, 2003, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

Since 1986, we have sold or pledged a significant amount of our receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities' receivables, we historically transferred the receivables to a special purpose finance subsidiary once we generated a sufficient pool of receivables, and the subsidiary in turn entered into a receivables securitization. The receivables were typically sold by such subsidiary with limited or no recourse. In the case of receivables pledged to a financial institution, we generally must maintain a debt to eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 90%. We are obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Repurchases and additional principal payments have not been material to date.

Since fiscal 1999, we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses and which, in our case for the year ended December 31, 2003, approximated 59% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to our meeting our short and long-term cash needs.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner's trust structure, pursuant to which we sell receivables to one of our wholly-owned, special purpose finance subsidiaries. These subsidiaries then sell the receivables to an owners' trust (qualified special purpose entity) without recourse to us or our subsidiaries except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Vacation Ownership Receivables Purchase Facility - An Off Balance Sheet Arrangement" for information about our current VOI receivables purchase facility.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in our vacation club in the event that defaults are not remedied and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee ranging from approximately 0.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003, we recognized aggregate servicing fee income of $2.7 million, $2.5 million and $3.8 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex regulation. We are subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our sales and marketing of homesites are subject to various consumer protection laws and to the Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, we have been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of our offerings. We, at our discretion, may formally request an exemption advisory opinion from HUD to confirm the exempt status of any particular offering. We have submitted several such exemption requests to, and each has been approved by, HUD. In those cases where we and our legal counsel determine parcels must be registered to be sold, we file registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. We bear the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, we regularly consult with counsel for assistance in complying with federal, state and local law. We must obtain the approval of numerous governmental authorities for our acquisition and marketing activities and changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file with a designated state authority a detailed offering statement describing our business and all material aspects of the project and sale of VOIs. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, future owners may recover from us amounts in connection with the repairs made to the developed property. As required by state laws, we provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a VOI owner.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

Our customer financing activities are also subject to extensive regulation, which may include, the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA, and the Right to Financial Privacy Act and the Gramm-Leach-Bliley Act.

During the year ended December 31, 2003, approximately 11% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 23% of our VOI sales during the year ended December 31, 2003, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state "do not call" lists. In addition, the Federal Trade Commission has implemented national "do not call" legislation. We believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques, whereby prospective purchasers have directly or indirectly granted us permission to contact them in the future, and through our exclusive marketing agreement with Bass Pro. We have implemented procedures which we believe will help ensure that individuals who have formally requested to the applicable federal or state regulators that they be placed on a "do not call" list are not contacted through one of our inhouse or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2003, we have not been subject to any material fines or penalties as a result of our telemarketing operations. However, there is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen Resorts competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt

Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Cendant Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for sales personnel. We believe that each of our vacation ownership resorts faces the same general competitive conditions. Although, as noted above, Bluegreen Resorts competes with various high profile and well-established operators, we believe that we can compete on the basis of our general reputation; the price, location and quality of our vacation ownership resorts and the flexibility of our points-based Bluegreen Vacation Club product. The development and operation of additional vacation ownership resorts in our markets could have a material adverse impact on the demand for our VOIs and our results of operations.

Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, housebuilders and others with respect to the sale of homesites. Competition may be generally less intense with respect to our homesite sales in the more rural markets in which it operates. We believe that each of our Bluegreen Communities projects faces the same general competitive conditions. We believe that we can compete on the basis of our reputation and the price, location and quality of the products we offer for sale, as well as on the basis of our experience in land acquisition, development and sale.

Our golf courses face competition for business from other operators of daily fee and, to a lesser extent, private golf courses within the local markets where we operate. Competition in these markets affects the rates that we charge per round of golf, the level of maintenance on the golf courses and the types of additional amenities available to golfers, such as food and beverage operations. We do not believe that such competitive factors have a material adverse impact on our results of operations or financial position.

In our customer financing activities, we compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, we have experienced increased competition with respect to the financing of Bluegreen Communities sales as evidenced by the low percentage of homesite sales internally financed since 1995.

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the SEC ("Exchange Act Reports") on our website, www.bluegreenonline.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2003, we had 3,370 employees. Of the 3,370 employees, 359 were located at our headquarters in Boca Raton, Florida, and 3,011 in regional field offices throughout the United States and Aruba (the field personnel include 364 field employees supporting Bluegreen Communities and 2,647 field employees supporting Bluegreen Resorts). Only our employees in Aruba are represented by a collective bargaining unit, and we believe that our relations with our employees are generally good.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 17, 2004.

               Name                    Age                     Position
     -------------------------         ---                     --------
     George F. Donovan........         65     President and Chief Executive Officer

     John F. Chiste...........         47     Senior Vice President, Chief Financial
                                              Officer and Treasurer

     Daniel C. Koscher........         46     Senior Vice President -- President,
                                              Bluegreen Communities

     John M. Maloney, Jr......         42     Senior Vice President -- President,
                                              Bluegreen Resorts

     Sheila Beauchesne........         39     Senior Vice President and Chief
                                              Information Officer

     Allan J. Herz............         44     Senior Vice President, Mortgage
                                              Operations

     Douglas O. Kinsey........         45     Senior Vice President, Acquisitions
                                              and Development

     Susan J. Milanese........         44     Senior Vice President and Chief Human
                                              Resources Officer

     Anthony M. Puleo.........         36     Senior Vice President and Chief
                                              Accounting Officer

     Randi S. Tompkins........         43     Vice President, Director of Corporate
                                              Legal Affairs and Clerk

George F. Donovan joined us as a Director in 1991 and was appointed President and Chief Operating Officer in October 1993. He became Chief Executive Officer in December 1993. Mr. Donovan has served as an officer of a number of other recreational real estate corporations, including Leisure Management International, of which he was President from 1991 to 1993, and Fairfield Communities, Inc., of which he was President from April 1979 to December 1985. Mr. Donovan holds a B.S. in Electrical Engineering and is a Registered Resort Professional.

John F. Chiste joined us in 1997 as Treasurer and Chief Financial Officer. In 1998, Mr. Chiste was also named Senior Vice President. From January 1997 to June 1997, Mr. Chiste was the Chief Financial Officer of Compscript, Inc., an entity that provides institutional pharmacy services to long-term health care facilities. From December 1992 to January 1997, he served as the Chief Financial Officer, Secretary and Treasurer of Computer Integration Corporation, a publicly-held distribution company that provides information products and services to corporations nationwide. From 1983 through 1992, Mr. Chiste held various positions with Ernst & Young LLP, most recently serving as a Senior Manager. Mr. Chiste holds a B.B.A. in Accounting and is a Certified Public Accountant.

Daniel C. Koscher joined us in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President-- President, Bluegreen Communities. Prior to his employment with us, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in

Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named our Senior Vice President and President of Bluegreen Resorts. From 1997 to 2000, Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp. From 1994 to 1997, Mr. Maloney held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales and Marketing for the South Florida area. Mr. Maloney holds a bachelors degree in Economics.

Sheila Beauchesne joined us in 2004 as Senior Vice President and Chief Information Officer. From 1997 to 1999, Ms. Beauchesne served as Vice President of Information Technology for the North American Rental Group of AutoNation, Inc., a publicly held automobile retailer. From 1999 to 2003, Ms. Beauchesne was the Senior Vice President and Chief Information Officer of Martha Stewart Living Omnimedia, Inc., a publicly held, integrated content and commerce company that creates "how-to" content and domestic merchandise for homemakers and other consumers. Ms. Beauchesne holds a B.S. in Computer Science.

Allan J. Herz joined us in 1992 and was named Director of Mortgage Operations in September 1992. Mr. Herz was elected Vice President in 1993 and Senior Vice President in 2004. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10-year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. and an M.B.A.

Douglas O. Kinsey joined us in 2003 as Senior Vice President, Acquisitions and Development. From 1997 to 2003, Mr. Kinsey served as Senior Vice President of Real Estate Acquisitions for Fairfield Resorts, a vacation ownership resort developer that was publicly-traded until its acquisition by another publicly held company, Cendant Corporation. Mr. Kinsey holds a B.S.B.A. in finance.

Susan J. Milanese joined us in 1988. During her tenure, she has held various management positions with us including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources and Administration. In 2004, Ms. Milanese was elected Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Ms. Milanese was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Milanese holds a Masters of Science in Human Resource Management and a B.B.A. in Accounting.

Anthony M. Puleo joined us in 1997 as Chief Accounting Officer. In 1998, Mr. Puleo was elected Vice President and he was elected Senior Vice President in 2004. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, most recently serving as a Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting.

Randi S. Tompkins joined us in 1998 as Assistant Director of Legal Affairs and was elected Vice President and Director of Corporate Legal Affairs and Clerk in 2002. From March 1995 to October 1998, Ms. Tompkins was a sole practitioner attorney, specializing in commercial transactions and commercial and residential real estate matters. Concurrent with her law practice, Ms. Tompkins owned and operated a real estate title insurance company. From 1989 to 1994, Ms. Tompkins was an attorney with the law firm of Michael S. Weiner and Associates. Ms. Tompkins holds a B.A. in American Studies along with a J.D.

Our By-Laws provide that, except as otherwise provided by law or our charter and by-laws, the President, Treasurer and the Clerk hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their respective successors are chosen and qualified and that all other officers hold office for the same period unless a shorter time is specified in the vote appointing such officer or officers.

Item 2. PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 86,000 square feet of leased space. On December 31, 2003, we also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the Province of Ontario, Canada and the island of Aruba. For a further description of our resort and communities properties, please see "Item
1. Business--Company Products."

Item 3. Legal Proceedings.

On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village resort during the period from January 1, 1994 through December 31, 1999, when the Wisconsin statute requiring sales tax on certain VOI sales was repealed. As of December 31, 2003, aggregate interest and penalties under the First Notice and the Second Notice total approximately $2.8 million in addition to the $3.3 million claimed due. We filed petitions for redetermination with respect to the First Notice on October 19, 2000, and with respect to the Second Notice on July 9, 2003. If the petitions are unsuccessful, we intend to vigorously appeal the assessments.

We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we have the right to set off payments owed by us to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties. One of the former RDI stockholders is currently employed by us as the Senior Vice President of Sales for Bluegreen Resorts. We have filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on this right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against us and a third-party complaint against us and one of our wholly-owned subsidiaries alleging that we and our subsidiary have failed to make the payments required under the terms of the promissory note.

As the statute requiring the assessment of sales tax on sales of certain VOIs in Wisconsin was repealed in December 1999 and based on the applicable statutes of limitations, we believe our exposure in these matters is limited to that discussed above. We have been engaging in active discussions with the DOR in an effort to settle all claims related to the First Notice and the Second Notice. There is no assurance that we will be successful in negotiating a favorable settlement with the DOR or avoid incurring significant legal costs to defend these matters. Based on our position in our petitions for redetermination, our position that we have indemnification rights and a right of offset against the former RDI stockholders, our intention to defend this matter vigorously and other factors, we do not believe that the possible sales tax assessment pursuant to the First Notice and the Second Notice will have a material adverse impact on our results of operations or financial position, and therefore we have not accrued any amounts relating to this matter. Should our attempts to reach a favorable settlement with the DOR regarding this matter fail there is no assurance that the outcome of this matter will be favorable and that in such case the impact may have a material adverse impact on our results of operations and financial position.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Archipelago Stock Exchange (formerly known as the Pacific Stock Exchange) under the symbol "BXG". The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

                                                 Price Range                                      Price Range
                                                High      Low                                   High         Low
             -------------------------------------------------------------------------------------------------------
             The Nine Months Ended                                  The Year Ended
                December 31, 2002                                   December 31, 2003
                -----------------                                   -----------------
             First Quarter                     $5.38     $3.38      First Quarter              $3.70        $3.36
             Second Quarter                     3.53      2.75      Second Quarter              4.93         3.45
             Third Quarter                      3.90      3.08      Third Quarter               6.08         4.66
                                                                    Fourth Quarter              7.07         5.54

There were approximately 1,053 record holders of our common stock as of March 24, 2004. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the nine months ended December 31, 2002, or the year ended December 31, 2003, Our Board of Directors has discussed the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash postion, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. Restrictions contained in the Indenture related to our $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998 restrict, and the terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and restrict our ability to repurchase shares.

On December 31, 2003, BankAtlantic Bancorp, Inc. ("BankAtlantic") (NYSE: BBX) completed its spin-off of Levitt Corporation ("Levitt") (NYSE: LEV). In connection with this spin-off, BankAtlantic transferred its ownership interest in our common stock to Levitt. As a result, Levitt now beneficially owns approximately 38% of our outstanding common stock.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2003,there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1985 Employee Stock Option Plan, our 1995 Stock Incentive Plan, our 1988 Outside Directors' Stock Option Plan and our 1998 Non-Employee Director Stock Option Plan. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2003, is as follows (in thousands, except per option data):

                                                                        Number of Securities Remaining
           Number of Securities to be        Weighted-Average        Available for Future Issuance Under
            Issued Upon Exercise of          Exercise Price of       Equity Compensation Plans (Excluding
           Outstanding Stock Options     Outstanding Stock Options        Outstanding Stock Options)
         --------------------------------------------------------------------------------------------------
                     2,792                         $5.36                             890

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                                              As of or for
                                                 As of or for the Years Ended                   the Nine        As of or for
                                           --------------------------------------------           Months           the Year
                                                                                                  Ended            Ended
                                           April 2,          April 1,          March 31,       December 31,      December 31,
                                             2000              2001              2002              2002              2003
                                           --------------------------------------------------------------------------------
Income Statement Data
Sales of real estate ..................    $214,488          $229,874          $240,628          $222,655          $358,312
Other resort and communities
  operations revenues .................      21,745            24,649            25,470            27,048            55,394
Interest income .......................      15,652            17,317            15,447            12,235            17,536
Gain on sales of notes
  receivable ..........................       2,063             3,281             6,280            10,035             6,563
Other income ..........................         192                --                --                --               649
                                           --------          --------          --------          --------          --------
Total revenues ........................     254,140           275,121           287,825           271,973           438,454
Income before income taxes,
  minority interest and
  cumulative effect of change
  in accounting principle(1) ..........      10,565             3,002            19,482            24,671            45,325
Income before cumulative
  effect of change in
  accounting principle(1)  ............       6,777             2,717            11,732            15,376            25,827
Net income ............................       6,777             2,717            11,732             9,797            25,827
Earnings per share before
cumulative effect of change in
accounting principle (1):
  Basic ...............................        0.29              0.11              0.48              0.63              1.05
  Diluted .............................        0.28              0.11              0.46              0.58              0.94
Earnings per common share:
  Basic ...............................        0.29              0.11              0.48              0.40              1.05
  Diluted .............................        0.28              0.11              0.46              0.39              0.94

Balance Sheet Data
Notes receivable, net .................      70,114            74,796            55,648            61,795            94,194
Inventory, net ........................     197,093           193,634           187,688           173,131           219,890
Total assets ..........................     413,983           419,681           435,161           433,992           570,406
Shareholders' equity ..................     134,044           136,790           149,656           158,283           186,880
Book value per common
  share ...............................        5.50              5.65              6.16              6.44              7.49

                                                                                            As of or for
                                                 As of or for the Years Ended                 the Nine        As of or for
                                         --------------------------------------------          Months           the Year
                                                                                                Ended            Ended
                                         April 2,          April 1,          March 31,       December 31,      December 31,
                                           2000              2001              2002              2002              2003
                                         ----------------------------------------------------------------------------------
Selected Operating Data
Weighted-average interest
  rate on notes receivable at
  period end ........................          15%               15%               15%               14%               14%
Bluegreen Resorts statistics:
  VOI sales .........................    $117,271          $140,975          $144,226          $144,026          $253,939
  Gross margin on VOI sales .........          77%               78%               77%               75%               80%
  Selling, general and
    administrative expenses
    as a percentage of VOI
    sales (1) .......................          72%               71%               65%               64%               59%
  Field Operating Profit (2) ........    $  7,410          $  9,724          $ 19,729          $ 17,218          $ 49,514
  Number of resorts at period
    end .............................          10                11                12                13                17
  Number of VOI sale
    transactions(3) .................      13,518            16,240            16,414            16,347            26,839
Bluegreen Communities
  Statistics:
  Homesite sales ....................    $ 97,217          $ 88,899          $ 96,402          $ 78,629          $104,373
  Gross margin on homesite
    sales ...........................          51%               46%               45%               46%               45%
  Selling, general and
    administrative expenses
    as a percentage of
    homesite sales ..................          27%               30%               28%               28%               32%
  Field Operating
    Profit (2) ......................    $ 22,587          $ 12,991          $ 15,415          $ 13,570          $ 12,580
  Number of homesites
    sold (3) ........................       1,846             1,614             1,640             1,242             1,962

----------
(1) Effective April 1, 2002, we elected to change our accounting policy to expense previously deferred costs of generating VOI tours through telemarketing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates" and Note 1 of the Notes to Consolidated Financial Statements for further information.

(2) Field Operating Profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principles. See Note 19 of the Notes to Consolidated Financial Statements for further information.

(3) Unit sales data includes those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting. See "Contracts Receivable and Revenue Recognition" under Note 1 of the Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Certain Definitions, Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion (and throughout this Annual Report), references to "real estate" and to "inventories" collectively encompass the inventories held for sale by Bluegreen Resorts and Bluegreen Communities.

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Annual Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general "risk factors" with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

We offer financing of up to 90% of the purchase price to purchasers of VOIs or homesites. Our customers financed approximately 99% of the aggregate sales price of the VOIs and 3% of the aggregate sales price of the homesites sold by us during the year ended December 31, 2003 using our inhouse financing. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the downpayment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers is a critical factor in our continued liquidity. We generally pledge the receivables arising from our sales of VOIs to institutional lenders. We are also a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue in our participation in securitizations of the type to which we are currently a party, our liquidity and cash flow would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of such customer notes at favorable rates, or at all.

We depend on additional funding to finance our operations.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future or under securitizations in which we may participate in the future. However, we cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. Moreover, we will be required to seek external sources of liquidity to:

      o     support our operations;

      o finance the acquisition and development of VOI inventory and residential land;

      o     finance a substantial percentage of our sales; and

      o     satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future notes receivable securitizations) depends on our future performance, which is subject to a number of factors, including our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries.

Our success depends on our ability to market our products efficiently.

We compete for customers with other hotel and resort properties and vacation ownership resorts. Accordingly, the identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have expended and expect to continue to expend significant amounts of our resources to identify and capitalize on future customers and upgrade opportunities. Among our marketing initiatives, we utilize our proprietary computer software system to identify and target leads. The leads we identify are then contacted and given the opportunity to purchase mini-vacation packages which may sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a vacation ownership sales presentation. We have incurred and will incur the expenses associated with these and our other marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads that we are able successfully to convert to a sufficient number of sales, we may be unable to recover the value of our investment in our marketing programs and systems and our business may be adversely effected.

We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price.

Under the terms of our pledged receivables facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan to value ratios if our pledged receivables become delinquent. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. Further, if defaults and other performance criteria differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may have to write down these assets, which could have a material adverse effect on our results of operations. As servicer of the notes, we may also be required to advance delinquent payments to the extent we deem them recoverable. Accordingly, we bear some risk of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the customer's loan to a third party.

As of December 31, 2003, approximately 8% of our vacation ownership receivables and approximately 10% of residential land receivables which we held or which third parties held under sales transactions which are serviced by us were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically we have not exercised such recourse against our customers. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim to the interest, if applicable, we will be required to foreclose on or otherwise seek recovery of the customer's collateral and then remarket the recovered property. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we would have to incur such costs again to resell the VOI or homesite.

We are subject to the risks of the real estate market.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

      o     levels of unemployment;

      o     levels of discretionary disposable income;

      o     levels of consumer confidence;

      o     the availability of financing;

      o     overbuilding or decreases in demand;

      o     interest rates; and

      o our ability to identify and enter into agreements with strategic marketing partners.

A downturn in the economy in general or in the market for residential land or VOIs could have a material adverse effect on our business.

We may not successfully execute our growth strategy.

A principal component of our growth strategy is to acquire additional real estate for the development of VOIs or completed VOIs. We seek to acquire properties in destinations that we believe will complement our existing operations. Our ability to execute this growth strategy will depend upon a number of factors, including the following:

      o     the availability of attractive resort development opportunities;

      o our ability to acquire properties for such development opportunities on economically feasible terms;

      o our ability to market and sell VOIs at newly developed or acquired resorts; and

      o our ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction.

In particular, the success of our Bluegreen Vacation Club will depend upon our ability to continue to acquire and develop a sufficient number of participating resorts to make membership interests attractive to consumers and to permit the continued growth of our vacation club's membership. There is no assurance that we will be successful with respect to any or all of these factors.

We may face a variety of risks when we expand our operations.

Our growth strategy includes the expansion of the number of our resorts. Risks associated with such expansion include the following:

      o     construction costs may exceed original estimates;

      o inability to complete construction, conversion or required legal registrations and approvals as scheduled;

      o inability to control the timing, quality and completion of any construction activity;

      o our quarterly results may fluctuate due to an increase or decrease in the number of residential land or VOI projects subject to "percentage of completion accounting," which requires that we recognize profit on projects on a pro rata basis as development is completed;

      o     market demand may not be present; and

      o     declining values of our inventories.

Any of the foregoing could make any expansion less profitable. There is no assurance that we will complete all of our planned expansion of our properties or, if completed, that such expansion will be profitable.

Moreover, to successfully implement our growth strategy, we must integrate the newly acquired or developed properties into our existing sales and marketing programs. During the start-up phase of a new resort or residential community project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins as our projects achieve maturity and our new resorts and communities may reduce our overall operating margins.

Excessive claims for development-related defects could adversely affect our financial condition and operating results.

We engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, etc. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

We may face additional risks as we expand into new markets.

We currently intend to acquire real estate for the development of VOIs or completed VOIs for Bluegreen Resorts both in the geographic areas where Bluegreen Resorts currently operates and in other areas. Bluegreen Communities intends to acquire real estate in the geographic areas where it currently operates as well as other areas where we anticipate successful sales of homesites in residential communities. Our prior success in the markets in which we currently operate does not ensure our continued success as we acquire, develop or operate future projects in new markets. Accordingly, in connection with expansion into new markets, we may be exposed to a number of additional risks, including the following:

      o our lack of familiarity and understanding of local consumer preferences;

      o our inability to attract, hire, train, and retain additional sales, marketing, and resort staff at competitive costs;

      o our inability to obtain, or to obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction services at acceptable costs;

      o our inability to capitalize on new marketing relationships and development agreements; and

      o the uncertainty involved in, and additional costs associated with, marketing VOIs and homesites prior to completion of marketed units.

Bluegreen Communities primarily depends on third party lenders to finance the purchase of homesites as the majority of our residential land sales are currently financed by customers through local banks and finance companies. A decrease in the willingness of such lenders to extend financing to our customers could cause a decline in our sales or require material additional credit facilities in order to enable us to provide financing to our customers.

The limited resale market for VOIs could adversely affect our business.

Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs generally are made at net sales prices below their original customer purchase price. The relatively lower sales price is partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

Extensive federal, state and local laws and regulations affect the way we conduct our business.

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. These laws and regulations require us, among other things, to obtain and file numerous documents and supporting information with the responsible state agency to obtain the agency's approval for an offering statement that describes all material aspects of the sale of VOIs, and to deliver an offering statement or public report, together with certain additional information concerning the terms of the purchase, to all prospective purchasers of a VOI.

Most states also have other laws that regulate our activities, such as:

      o     real estate licensure laws;

      o     travel sales licensure laws;

      o     anti-fraud laws;

      o     consumer protection laws;

      o     telemarketing laws and

      o     prize, gift, and sweepstakes laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently located. If our agents or employees violate these regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, which could materially and adversely affect our business.

In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government's recently enacted national "Do Not Call" list. The regulations have impacted our marketing of

VOIs and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results.

We believe we are in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of VOIs and homesites. From time to time, however, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints. There is no assurance that we will remain in material compliance with applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including, negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

Environmental liabilities could have a material adverse impact on our business.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in, or emanating from property that we own, lease, or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. Although we believe our resorts are substantially in compliance with laws governing accessibility by disabled persons, we may incur additional costs to comply with such laws at our existing or subsequently acquired resorts. Additional federal, state, and local legislation with respect to access by disabled persons may impose further burdens or restrictions on us. We cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on our results of operations, liquidity or capital resources.

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The amount of any gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if:

      o actual prepayments with respect to loans sold occur more quickly than was projected;

      o actual defaults and/or loss severity rates with respect to loans sold are greater than estimated; or

      o the portfolio of receivables sold fails to satisfy specified performance criteria or in certain other circumstances.

In any of these events, the cash flow on the retained interests in notes receivable sold could be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur, it could cause a decline in the fair value of the retained interests and a charge to earnings currently.

Executive Overview

We operate through two business segments. Bluegreen Resorts develops, markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis, as homesites.

We are pursuing a strategy designed to further the continued growth and profitability of Bluegreen Resorts while maintaining the positive cash flow and the stability of earnings of Bluegreen Communities.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and hence that our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

We do not believe that inflation and changing prices currently have had a material impact on our revenues and results of operations, other than to the extent that we continually review and have historically increased the sales prices of our VOIs annually. Based on prior experience, we do not expect that inflation will have a material impact on our revenues or results of operations in the foreseeable future, although there is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross profit. To the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected, as well as the interest rates we charge our customers. We have historically adjusted the interest rates charged on Bluegreen Communities' notes receivable from customers as market rates changed, but have not adjusted the interest rates charged on notes receivable from Bluegreen Resorts' customers due to market rate fluctuations.

We believe that the recent hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on our sales in our domestic sales offices. With the exception of the La Cabana Beach and Racquet Club in Aruba, guests at our Bluegreen Vacation Club destination resorts more typically drive, rather than fly, to these resorts due to the accessibility of the resorts. There can be no assurance, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on our results of operations in future periods.

We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. In cases where all development has not been completed, we recognize income in accordance with the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facility - An Off Balance Sheet Arrangement," below.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially adversely impacted.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      o Revenue Recognition. In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable, below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted.

            In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing of our vacation ownership or Bluegreen Communities' projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus our results of operations could be adversely impacted.

      o Allowance For Loan Losses. We estimate credit losses on our notes receivable portfolios in accordance with SFAS No. 5, "Accounting for Contingencies," as our notes receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," we first segment our notes receivable by identifying risk characteristics that are common to groups of loans and then estimate credit losses based on the risks associated with these segments. We consider many factors when establishing and evaluating the adequacy of our reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. We review these factors and measure loan impairment by applying historical loss rates, adjusted for relevant environmental and collateral values, to the segments' aggregate loan balances. We adjust our reserve for loan losses on at least a quarterly basis. Should our estimates of these and other pertinent factors change, our results of operations, financial condition and liquidity position could be adversely affected.

      o Transfers of Financial Assets. When we transfer financial assets to third parties, such as when we sell notes receivable pursuant to our vacation ownership receivables purchase facilities, we evaluate whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach or the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). We believe that we have obtained appropriate legal opinions and other guidance deemed necessary to properly account for our transfers of financial assets as sales in accordance with SFAS No. 140.

            In connection with the sales of notes receivable referred to above, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions -- prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be adversely impacted. During the year ended December 31, 2003, we recognized an other-than temporary decrease of approximately $912,000, in the fair market value of our retained interest in a 2002 vacation ownership receivables securitization, based on higher than anticipated default rates in the portfolio sold.

      o Asset Impairment. We periodically evaluate the recovery of the carrying amounts of our long-lived assets including our real estate properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors that we consider in making this evaluation include the estimated remaining life-of-project sales for each project based on current retail prices and the estimated costs to complete each project. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

      o Goodwill and Intangible Assets. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Other intangible assets are amortized over their useful lives. Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit to which the goodwill or intangible assets have been assigned. As of December 31, 2003, only our Bluegreen Resorts reporting unit had any recorded goodwill and intangible assets. Should our estimates of the fair value of our reporting units change, our results of operations and financial condition could be adversely impacted.

      o Telemarketing Costs. During the years ended March 31, 2002 and April 1, 2001, we deferred the cost of generating vacation ownership tours through telemarketing programs until such time as these tours were conducted or the related mini-vacation package expired, based on an accepted industry accounting principle. In December 2002, we elected to change our accounting policy to expense such costs as incurred, effective April 1, 2002. We believe that the new method of accounting for these costs is preferable over our previous method and have applied the new method of accounting prospectively. We believe accounting for these costs as period expenses results in improved financial reporting. The cumulative effect of this change in accounting principle was additional expense of $5.9 million, net of tax, in the nine months ended December 31, 2002.

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth net revenue and income from operations by segment.

                                                        Bluegreen                    Bluegreen
                                                         Resorts                    Communities                     Total
                                                         -------                    -----------                     -----
                                                               Percentage                    Percentage                   Percentage
                                                   Amount       of Sales        Amount        of Sales        Amount       of Sales
                                                   ------       --------        ------        --------        ------       --------
                                                                              (dollars in thousands)
Year Ended March 31,
  2002
Sales of real estate .....................       $ 144,226         100%        $  96,402         100%        $ 240,628         100%
Cost of real estate sales ................         (33,588)        (23)          (52,937)        (55)          (86,525)        (36)
                                                 ---------                     ---------                     ---------
Gross profit .............................         110,638          77            43,465          45           154,103          64
Other resort and communities
  operations revenues ....................          23,149          16             2,321           2            25,470          11
Cost of other resort and
  communities operations .................         (20,506)        (14)           (3,038)         (3)          (23,544)        (10)
Selling and marketing
  expenses ...............................         (83,251)        (58)          (19,208)        (20)         (102,459)        (43)
Field general and
  administrative expenses (1) ............         (10,301)         (7)           (8,125)         (8)          (18,426)         (8)
                                                 ---------                     ---------                     ---------
Field Operating Profit ...................       $  19,729          14%        $  15,415          16%        $  35,144          15%
                                                 =========                     =========                     =========
Year Ended December
  31, 2002 (2)
Sales of real estate .....................       $ 177,406         100%        $ 101,174         100%        $ 278,580         100%
Cost of real estate sales ................         (43,422)        (25)          (56,893)        (56)         (100,315)        (36)
                                                 ---------                     ---------                     ---------
Gross profit .............................         133,984          75            44,281          44           178,265          64
Other resort and communities
  operations revenues ....................          29,194          16             4,140           4            33,334          12
Cost of other resort and
  communities operations .................         (27,781)        (16)           (4,814)         (5)          (32,596)        (12)
Selling and marketing
  expenses ...............................        (102,176)        (58)          (20,334)        (20)         (122,509)        (44)
Field general and
  administrative expenses (1) ............         (11,244)         (6)           (8,497)         (8)          (19,741)         (7)
                                                 ---------                     ---------                     ---------
Field Operating Profit ...................       $  21,977          12%        $  14,776          15%        $  36,753          13%
                                                 =========                     =========                     =========
Year Ended December
  31, 2003
Sales of real estate .....................       $ 253,939         100%        $ 104,373         100%        $ 358,312         100%
Cost of real estate sales ................         (51,695)        (20)           57,315         (55)          109,010         (30)
                                                 ---------                     ---------                     ---------
Gross profit .............................         202,244          80            47,058          45           249,302          70
Other resort and communities
  operations revenues ....................          48,915          19             6,479           6            55,394          15
Cost of other resort and
  communities operations .................         (52,348)        (21)           (7,477)         (7)          (59,825)        (17)
Selling and marketing
  expenses ...............................        (132,050)        (52)          (23,223)        (22)         (155,273)        (43)
Field general and
  administrative expenses (1) ............         (17,247)         (7)          (10,257)        (10)          (27,504)         (8)
                                                 ---------                     ---------                     ---------
Field Operating Profit ...................       $  49,514          20%        $  12,580          12%        $  62,094          17%
                                                 =========                     =========                     =========

----------
(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $19.4 million for the year ended March 31, 2002, $20.0 million for the year ended December 31, 2002 and $21.4 million for the year ended December 31, 2003. See "Corporate General and Administrative Expenses," below, for further discussion.

(2) We have disclosed the results of operations for the year ended December 31, 2002 for purposes of comparability. December 31, 2002 was the year we transitioned from a March 31 year end to a December 31 year end.

Sales and Field Operations. Consolidated sales were $240.6 million for the year ended March 31, 2002, $278.6 million for the year ended December 31, 2002 and $358.3 million for the year ended December 31, 2003. Consolidated sales increased 16% from the year ended March 31, 2002 to the year ended December 31, 2002 and 29% from the year ended December 31, 2002 to the year ended December 31, 2003.

Bluegreen Resorts. During the years ended March 31, 2002, December 31, 2002 and December 31, 2003 , sales of VOIs contributed $144.2 million (60%), $177.4 million (64%) and $253.9 million (71%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                                                  Year Ended
                                                                 ------------------------------------------------
                                                                 March 31,        December 31,        December 31,
                                                                    2002               2002               2003
                                                                  -------            -------            -------
            Number of VOI sale transactions ..............         16,414             19,915             26,839
            Average sales price per transaction ..........        $ 8,989            $ 9,268            $ 9,704
            Gross margin .................................             77%                75%                80%

The $76.5 million or 43% increase in Bluegreen Resorts' sales during the year ended December 31, 2003, as compared to the year ended December 31, 2002, was due in part to the opening of six new sales sites: Mountain Run at Boyne(TM) in Boyne Falls, Michigan (opened in November 2002), an off-site sales office in Minneapolis, Minnesota (opened in November 2002), Solara Surfside(TM) in Surfside, Florida (opened January 2003), an off-site sales office in Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), Grande Villas at World Golf Village(R) (opened in November 2003) and The Fountains(TM) in Orlando, Florida (opened in December 2003). These new sales sites generated a combined $26.7 million of incremental sales during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 44% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This, combined with a 25% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 174,000 prospects during the year ended December 31, 2002 to approximately 218,000 prospects during the year ended December 31, 2003 and an increase in the sale-to-tour conversion ratio from 12% to 13% during these periods, respectively, significantly contributed to the overall sales increase during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

The $33.2 million or 23% increase in Bluegreen Resorts' sales during the year ended December 31, 2002, as compared to the year ended March 31, 2002, was primarily due to an increased focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners or other prospects. Sales to owner and referral prospects increased by 47% during the year ended December 31, 2002 as compared to the year ended March 31, 2002. This combined with a 18% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 148,000 prospects during the year ended March 31, 2002 to approximately 174,000 prospects during the year ended December 31, 2002 and the increase in average sales price reflected in the above table resulted in the increase in sales during the year ended December 31, 2002, as compared to the year ended March 31, 2002.

Gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period.

Other resort operations revenues increased $19.7 million or 68% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. During the year ended December 31, 2003, GVD's revenues increased by approximately $14.0 million as compared to the year ended December 31, 2002, as the 2002 period only included approximately three months of GVD's operations. The remainder of the increase in other resort operations revenues was due to an increase in revenues generated by our wholly-owned title company and an increase in revenues from managing the Bluegreen Vacation Club; both of such increases are the result of the increase in VOI sales during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Other resort operations revenues increased $6.0 million or 26% from $23.1 million to $29.2 million during the years ended March 31, 2002 and December 31, 2002, respectively. On October 2, 2002, GVD, our wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of TMOV. GVD was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, GVD generates sales leads for VOI sales utilizing various marketing strategies. Through the application of our proprietary computer software system, these leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a VOI sales presentation. GVD generates sales prospects for our VOI sales business and sales prospects that will be sold to other VOI developers. From October 2, 2002 through December 31, 2002, GVD generated $6.3 million of revenues, primarily from mini-vacation sales and payments for sales prospects provided to third-party VOI developers, which are included in other resort service revenues on the consolidated income statement, resulting in the overall increase in other resort service revenues during the year ended December 31, 2002.

Cost of other resort operations increased $24.6 million or 88% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. Operating expenses incurred by GVD increased $19.8 million during the year ended December 31, 2003 as compared to the year ended December 31, 2002, as the 2002 period only included approximately three months of GVD's operations. The remaining increase in cost of other resort operations during the year ended December 31, 2003 was primarily due to start-up costs of a new owner services center in Indianapolis, Indiana and new purchasing and design operations in Knoxville, Tennessee as well as increased costs of managing the Bluegreen Vacation Club due to the growth in the number of members.

Cost of other resort operations increased $7.3 million or 35% from $20.5 million to $27.8 million during the years ended March 31, 2002 and December 31, 2002, respectively. This increase was primarily the result of operating expenses of $7.3 million incurred by GVD after its acquisition of substantially all of the assets of TMOV in October 2, 2002.

Selling and marketing expenses for Bluegreen Resorts decreased as a percentage of sales from 58% during the year ended December 31, 2002 to 52% during the year ended December 31, 2003. This decrease was primarily due to an increase in the sale-to-tour conversion ratio (from 12% to 13%) and the increase in the average sales price per transaction noted above. The decrease is also due to the increase in sales to our Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects, as previously discussed. Sales to these prospects have relatively lower associated marketing costs. We believe that selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Selling and marketing expenses for Bluegreen Resorts, which are primarily variable with sales, remained constant as a percentage of sales at 58% during the years ended March 31, 2002 and December 31, 2002.

Field general and administrative expenses for Bluegreen Resorts increased $6.0 million or 53% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase was primarily due to the addition of the Minneapolis and Harbor Springs (Boyne Highlands) offsite sales offices; the opening of the Mountain Run at Boyne, Solara Surfside, Grande Villas at World Golf Village(R) and The Fountains on-site sales offices and expenses associated with the consideration of potential real estate acquisitions during the year ended December 31, 2003 which were not pursued.

Field general and administrative expenses for Bluegreen Resorts increased $943,000 or 9% from $10.3 million to $11.2 million during the years ended March 31, 2002 and December 31, 2002, respectively. This increase was primarily due to the start-up costs associated with the Minneapolis offsite sales office and the Mountain Run at Boyne sales office.

Bluegreen Communities. During the years ended March 31, 2002, December 31, 2002 and December 31, 2003, Bluegreen Communities generated $96.4 million (40%), $101.2 million (36%) and $104.4 million (29%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                                                 Year Ended
                                                               --------------------------------------------------
                                                               March 31,         December 31,         December 31,
                                                                  2002                2002                2003
                                                                -------             -------             -------
            Number of homesites sold ......................       1,640               1,790               1,962
            Average sales price per homesite ..............     $58,287             $56,399             $60,586
            Gross margin ..................................          45%                 44%                 45%

Bluegreen Communities' sales increased $3.2 million or 3% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton(TM). This new project, which began sales in April 2003, recognized sales of approximately $20.6 million during the year ended December 31, 2003. In Sunset, Texas, our Silver Lakes Ranch community commenced sales in 2003 and generated $8.5 million in sales. These increases in sales were partially offset by the impact of the 2003 sellout of two of our North Carolina golf communities, The Preserve at Jordan Lake(TM) in Chapel Hill and Winding River Plantation in Southport, which resulted in a decrease in sales at these two properties of approximately $25.8 million during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Bluegreen Communities' sales increased $4.8 million or 5% during the year ended December 31, 2002 as compared to the year ended March 31, 2002, due to increased sales at Ridge Lake Shores, a 1,152-acre property acquired in February 2001 in Magnolia, Texas, and Mountain Lakes Ranch, a 4,100-acre property acquired in October 1998 in Bluffdale, Texas. Ridge Lake Shores had just opened for sales during the year ended March 31, 2002 and started achieving a post-start-up sales pace during the year ended December 31, 2002. Mountain Lakes Ranch benefited from a more mature marketing program and continued development.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its successful projects in Texas. In December 2003, we commenced sales at our newest golf course community, Sanctuary Cove at St. Andrew's Sound near St. Simons Island in Brunswick County, Georgia. In its first month of sales, this project recognized $1.3 million in sales. Estimated remaining life-of-project sales for Sanctuary Cove were approximately $71.3million at December 31, 2003. During the year ended December 31, 2003, our golf communities and communities in Texas comprised approximately 41% and 54%, respectively, of Bluegreen Communities' sales.

Bluegreen Community's gross margin remained relatively constant during the years ended March 31, 2002, December 31, 2002 and December 31, 2003. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites

(e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin has historically been between 45% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Other communities operations revenues increased $2.3 million or 56% from $4.1 million to $6.5 million and the related costs increased $2.7 million or 55% from $4.8 million to $7.5 million during the years ended December 31, 2002 and December 31, 2003, respectively. These increases were primarily due to the opening of the golf courses at Brickshire and The Preserve at Jordan Lake in March 2002 and August 2002, respectively. In addition, our realty resale operations, which commenced operations in January 2003, generated $1.4 million in commission revenues and incurred $1.2 million in costs during the year ended December 31, 2003.

Other communities operations include the operation of our golf courses as well as realty resale operations at several of our residential land communities. Other communities operations revenue increased $1.8 million or 78% from $2.3 million to $4.1 million and the cost of golf operations increased 58% from $3.0 million to $4.8 million during the years ended March 31, 2002 and December 31, 2002, respectively. These increases were primarily due to the opening of the golf courses at Brickshire, located in New Kent, Virginia, and The Preserve at Jordan Lake in March 2002 and August 2002, respectively.

Our golf course operations yielded aggregate losses of $717,000, $674,000 and $1.2 million during the years ended March 31, 2002, December 31, 2002 and December 31, 2003. The losses from golf course operations are due to fixed operating expenses, low, seasonal revenues during the winter months and high maintenance costs during periods when we are marketing homesites in the surrounding community. Also, our golf courses were still in their early years of operations during the periods presented. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located actually build their homes and begin living in the community, which we believe will increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be realized.

Selling and marketing expenses for Bluegreen Communities increased as a percentage of sales from 20% to 22% during the year ended December 31, 2002 and December 31, 2003, respectively, due to the impact of percentage-of-completion accounting and due to the substantial sell out of The Preserve at Jordan Lake during the year ended December 31, 2003. While we defer the recognition of sales under the percentage-of-completion method of accounting, we do not defer the recognition of certain selling and marketing costs associated with the sales deferred. This increases selling and marketing expenses as a percentage of sales. The Preserve at Jordan Lake generated lower selling and marketing expenses as a percentage of sales due in part to its location near the Raleigh-Durham area, which decreased overall selling and marketing expenses as a percentage of sales for Bluegreen Communities during the year ended December 31, 2002.Selling and marketing expenses for Bluegreen Communities remained relatively constant at approximately 20% of sales during the years ended March 31, 2002 and December 31, 2002.

Bluegreen Communities' general and administrative expenses increased $1.8 million or 21% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase in general and administrative expenses was primarily due to the fact that the costs associated with new communities that opened for sales were greater than the costs associated with communities which substantially sold out during the year ended December 31, 2003, as more new projects were added than were substantially sold out. The increase in these costs as a percentage of sales is also due to the impact of percentage-of-completion accounting, as we do not defer such expenses notwithstanding that the associated revenue is deferred. Bluegreen Communities' general and administrative expenses remained relatively constant during the years ended March 31, 2002 and December 31, 2002.

As of December 31, 2003, Bluegreen Communities had $18.9 million of sales and $8.1 million of Field Operating Profit deferred under percentage-of-completion accounting. As of December 31, 2002,

Bluegreen Communities had $6.9 million of sales and $3.0 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $19.4 million, $20.0 million and $21.4 million for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively.

The $1.4 million or 7% increase in corporate general and administrative expenses during the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to an increased number of personnel and other expenses incurred in our information technology area to help support our growth.

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income was $15.4 million, $15.8 million and $17.5 million for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively.

The increase in interest income during the year ended December 31, 2003 was due to higher interest income earned from our notes receivable commensurate with higher average aggregate notes receivable balances during the period as compared to the year ended December 31, 2002. The increase in interest income during the year ended December 31, 2003 was partially offset by an other-than-temporary decrease of $912,000 in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable. During the years ended March 31, 2002, December 31, 2002 and December 31, 2003, we recognized gains on the sale of notes receivable totaling $6.3 million, $12.1 million and $6.6 million, respectively. The sales of vacation ownership notes receivable were primarily pursuant to vacation ownership receivables purchase facilities in place during the respective periods.

The gain on sale of notes receivable during the year ended December 31, 2002, also included a $4.7 million gain recorded in connection with the December 13, 2002 private offering and sale (the "2002 Term Securitization) of $170.2 million in aggregate purchase price of vacation ownership receivables, including receivables previously sold to ING Capital, LLC ("ING"), General Electric Capital Real Estate/Heller Financial, Inc. ("GE") and Barclays Bank, PLC ("Barclays") and receivables previously pledged to GE.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion.

Interest Expense. Interest expense was $13.0 million, $12.7 million and $14.0 million for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively. The 10% increase in the year ended December 31, 2003 was due to higher average outstanding debt balances, primarily related to acquisition and development loans entered into in connection with inventory acquisitions during 2003.

The effective cost of borrowing was 9.1% 9.1% and 7.9% for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively.

Provision for Loan Losses.

We recorded provisions for loan losses totaling $4.9 million, $4.0 million and $6.1 million during the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively. The 52% increase in the provision for loan losses during the year ended December 31, 2003 as compared to the year ended December 31, 2002, was primarily due to higher notes receivable balances outstanding at December 31, 2003 as compared to December 31, 2002. The 18% decrease in the provision during the year ended December 31, 2002 as compared to the year ended March 31, 2002, was due to increased, non-recourse sales of notes receivable pursuant to our vacation ownership receivables purchase facility during the year ended December 31, 2002.

The allowance for loan losses by division as of December 31, 2002 and December 31, 2003 was:

                                                    Bluegreen          Bluegreen
                                                     Resorts          Communities            Other               Total
                                                     -------          -----------            -----               -----
                                                                          (dollars in thousands)
      December 31, 2002
      Notes receivable .......................      $ 53,029            $ 11,559            $ 1,896            $  66,484
      Allowance for loan losses ..............        (4,081)               (496)              (112)              (4,689)
                                                    --------            --------            -------            ---------
      Notes receivable, net ..................      $ 48,948            $ 11,063            $ 1,784            $  61,795
                                                    ========            ========            =======            =========
      Allowance as a % of gross notes
        receivable ...........................             8%                  4%                 6%                   7%
                                                    ========            ========            =======            =========

      December 31, 2003
      Notes receivable .......................      $ 90,820            $ 10,555            $ 1,425            $ 102,800
      Allowance for loan losses ..............        (8,255)               (239)              (112)              (8,606)
                                                    --------            --------            -------            ---------
      Notes receivable, net ..................      $ 82,565            $ 10,316            $ 1,313            $  94,194
                                                    ========            ========            =======            =========
      Allowance as a % of gross notes
        receivable ...........................             9%                  2%                 8%                   8%
                                                    ========            ========            =======            =========

Other notes receivable at December 31, 2002 and December 31, 2003, primarily consists of a loan to the property owners' association that is responsible for the maintenance of our La Cabana Beach and Racquet Club resort, Casa Grande Cooperative Association I (See Note 5 of the Notes to Consolidated Financial Statements).

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $405,000, $1.0 million and $3.3 million for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively. Pre-tax income for the Subsidiary has increased over the periods presented as sales at the Big Cedar Wilderness Club have increased.

Cumulative Effect of Change in Accounting Principle, Net of Tax. During the years ended April 1, 2001 and March 31, 2002, we deferred the costs of generating VOI tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, we elected to change our accounting policy to expense such costs as incurred. We believe that the new method of accounting for these costs is preferable over our previous method and has been applied prospectively. The cumulative effect of this change in accounting principle was additional expense of $5.9 million, net of tax.

Summary. Based on the factors discussed above, our net income was $11.7 million, $10.8 million and $25.8 million for the years ended March 31, 2002, December 31, 2002 and December 31, 2003, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the years ended March 31, 2002, December 31, 2002 and December 31, 2003 (in thousands):

                                                                            Year ended
                                                              ---------------------------------------
                                                              March 31,    December 31,   December 31,
                                                                2002           2002           2003
                                                              ---------------------------------------
      Cash flows provided by operating activities             $ 31,650       $ 19,065       $ 35,435
      Cash flows provided (used) by investing activities        (2,082)         9,752          1,964
      Cash flows used by financing activities                  (20,869)       (20,389)       (11,273)
                                                              --------       --------       --------
      Net increase in cash                                    $  8,699       $  8,428       $ 26,126
                                                              ========       ========       ========

Cash Flows From Operating Activities. Cash flows from operating activities increased $16.4 million or 86% from net cash inflows of $19.1 million to $35.4 million for the years ended December 31, 2002 and December 31, 2003, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased $22.9 million from $90.4 million to $113.2 million during the years ended December 31, 2002 and December 31, 2003, respectively.

Cash flows from operating activities decreased $12.6 million or 40% from net cash inflows of $31.7 million to $19.1 million during the years ended March 31, 2002 and December 31, 2002, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, decreased $2.2 million from $92.5 million to $90.4 million during the years ended March 31, 2002 and December 31, 2002, respectively. The remainder of the decrease in operating cash flows during the year ended December 31, 2002 as compared to the year ended March 31, 2002 was due to the increase in notes receivable, partially offset by the decrease in inventory, as a result of our increased VOI and homesite sales. We report cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers. We believe that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore classified such activities as operating activities.

Cash Flows From Investing Activities. Cash flows from investing activities decreased $7.8 million or 80% from net cash inflows of $9.8 million to $2.0 million for the years ended December 31, 2002 and December 31, 2003, respectively. The decrease was primarily due to less cash received from our retained interests in notes receivable sold. As a result of a term securitization of previously sold notes receivable during the nine months ended December 31, 2002, all cash generated by the securitized receivables that we would normally receive in connection with the retained interests was first used to fund required cash reserve accounts. We began to receive cash inflows relative to the retained interests in the term securitization during the quarter ended September 30, 2003. We received $18.9 million and $12.8 million of cash from our retained interests in notes receivable sold during the years ended December 31, 2002 and December 31, 2003, respectively. The remainder of the decrease in cash flows from investing activities was due to increased purchases of fixed assets.

Cash flows from investing activities increased $11.8 million or 568% from net cash outflows of $2.0 million to net cash inflows of $9.8 million for the years ended March 31, 2002 and December 31, 2002, respectively. The increase was primarily due to more cash received from our retained interests in notes receivable sold, as the amount of these retained interests grew during the year ended December 31, 2002. We received $7.9 million and $18.9 million of cash from our retained interests in notes receivable sold during the years ended March 31, 2002 and December 31, 2002, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities increased $9.1 million or 45% from net cash outflows of $20.4 million to $11.3 million during the years ended December 31, 2002 and December 31, 2003, respectively. During the year ended December 31, 2002, we repaid upon maturity $6.0 million of 8% convertible subordinated notes payable to former members of our board of directors. Also, payments under line-of-credit facilities, net of new borrowings, decreased from $12.3 million to $9.9 million for the years ended December 31, 2002 and December 31, 2003, respectively.

Cash flows from financing activities remained relatively constant at net cash outflows of $20.9 million and $20.4 million during the years ended March 31, 2002 and December 31, 2002, respectively.

Liquidity and Capital Resources

Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) downpayments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans and contracts for deed owned arising from sales of VOIs and homesites and (v) net cash generated from other resort services and other communities operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. Our capital resources are used to support our operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), it is necessary for us to continually acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for future acquisitions.

Our level of debt and debt service requirements has several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

We intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we intend to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2003. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2003. Our other indebtedness includes outstanding convertible subordinated debentures, senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases. See Notes 13, 12 and 11 of Notes to Consolidated Financial Statements for a further discussion of our indebtedness as of December 31, 2003.

Vacation Ownership Receivables Purchase Facility - An Off Balance Sheet Arrangement

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the year ended December 31, 2003, approximated 59% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

On October 8, 2003, Resort Finance, LLC ("RFL") acquired and assumed the rights, obligations and commitments of ING as initial purchaser in an existing vacation ownership receivables purchase facility (the "Purchase Facility") originally executed between ING and us in April 2002. In connection with its assumption of the Purchase Facility, RFL expanded and extended the Purchase Facility's size and term. The Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, our wholly-owned, special purpose finance subsidiary ("BRFCV"), and BRFCV sells the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or BRFCV except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. RFL earns a return equal to the one-month London Interbank Offered Rate ("LIBOR") plus an additional return ranging from 2.00% to 3.25%, based on the amount outstanding under the Purchase Facility, subject to use of alternate return rates in certain circumstances. In addition, RFL receives a 0.25% annual program fee. The Purchase Facility also provides for the sale of land notes receivable, under modified terms. We act as servicer under the Purchase Facility for a fee.

The Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL's obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation,
(i) our breach of the representations or warranties in the Purchase Facility;
(ii) our failure to perform our covenants in the Purchase Facility, including, without limitation, a failure to pay principal or interest due to RFL; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a material adverse change to us since December 31, 2001; (v) the amount borrowed under the Purchase Facility exceeding the borrowing base, (vi) significant delinquencies or defaults on the receivables sold; (vii) a payment default by us under any other borrowing arrangement of $5 million or more, or an event of default under any indenture, facility or agreement that results in a default under any borrowing arrangement; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility; (x) the ratio of our debt to tangible net worth exceeding 6 to 1; or (xi) our failure to perform our servicing obligations.

The Purchase Facility, as increased by amendment, allows for sales of notes receivable for a cumulative purchase price of up to $150.0 million on a revolving basis through September 30, 2004, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. Based on sales of receivables under the Purchase Facility and cash payments of the principal balance of the receivables sold, the remaining availability under the Purchase Facility as of December 31, 2003 was $51.9 million. In February and March 2004, we sold notes receivable with an aggregate principal balance of $39.5 million under the Purchase Facility for an aggregate purchase price of $33.6 million. As of March 22, 2004, the remaining availability under the Purchase Facility was $22.2 million.

We have chosen to monetize our receivables through the Purchase Facility and, historically, other similar facilities as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement.

The Purchase Facility discussed above is the only receivables purchase facility under which we currently have the ability to sell receivables. We are currently finalizing terms for a potential new vacation ownership receivables purchase facility with an unaffiliated financial institution, and discussing terms for another such facility with another unaffiliated financial institution. We cannot provide assurance that either of these potential new facilities will be obtained on favorable terms or at all. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facility when it is completed or expires. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

We have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, interest and principal payments to investors, and distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                     December 31,      December 31,
                                                                         2002              2003
                                                                     ------------------------------
On Balance Sheet:

Retained interests in notes receivable sold                            $  44,228        $  60,975
Servicing assets (included in other assets)                                2,294            2,677

Off Balance Sheet:

Notes receivable sold without recourse                                   228,936          266,662
Principal balance owed to note receivable
     purchasers                                                          217,585          238,258

                                                                     Year Ended
                                                      ---------------------------------------------
Income Statement:                                     March 31,      December 31,      December 31,
                                                        2002             2002              2003
                                                      ---------------------------------------------
Gain on sales of notes receivable                      $6,280          $  12,101         $  6,563
Interest accretion on retained interests in
     notes receivable sold                              3,754              5,556            5,076
Servicing fee income                                    2,679              3,311            3,841
Amortization of servicing assets                          305                472              758

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the Purchase Facility, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. During the year ended December 31, 2003, we pledged approximately $26.4 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $23.8 million in cash borrowings. At December 31, 2003, $18.0 million was outstanding under the GMAC Receivables Facility.

RFC has also provided us with a $45.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C

Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains Resort(TM) in Orlando, Florida. The balance of our borrowings under the GMAC AD&C Facility was collateralized by VOIs and land held for future development at our 51% owned Big Cedar Wilderness Club resort. As of December 31, 2003, $24.2 million was outstanding under the GMAC AD&C Facility.

During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period on the Textron Facility expires on December 22, 2005, and outstanding borrowings mature no later than January 1, 2006. Principal will be repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. We utilized this facility to borrow $9.6 million of the purchase price of The Hammocks at Marathon resort in December 2003. The balance of this facility will be available to finance the cost of renovations on the Marathon property and for borrowings collateralized by our vacation ownership receivables. Receivable-backed borrowings under the Textron Facility will bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. As of December 31, 2003, $9.6 million was outstanding under the Textron Facility.

We are currently finalizing the terms for a potential new vacation ownership receivables hypothecation facility with an unaffiliated financial institution. We cannot provide assurance that this potential new facility will be obtained on favorable terms or at all.

Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily for the use of borrowing against Bluegreen Communities receivables, we can borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. See "Credit Facilities for Bluegreen Communities' Receivables and Inventories," below, for further details on this facility.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. On March 26, 2003, we borrowed $8.5 million pursuant to the revolving credit facility for the purpose of acquiring 1,142 acres of land in Braselton, Georgia in connection with the development of the Traditions of Braselton golf course community. The borrowing required principal payments based on agreed-upon release prices as homesites were sold and bore interest at the prime lending rate plus 1.25%, payable monthly. As a result of better than estimated sales of homesites at the Traditions of Braselton during 2003, the entire $8.5 million borrowing was repaid to Foothill by December 31, 2003. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In September 2003, Foothill extended our ability to borrow under the facility through December 31, 2006, and extended the maturity date to December 31, 2008 for borrowings collateralized by receivables. At December 31, 2003, the outstanding principal balance under this facility was approximately $6.9 million, $3.3 million of which related to Bluegreen Resorts' receivables borrowings and $3.6 million of which related to Bluegreen Communities' receivables borrowings.

On September 25, 2002, certain of our direct and indirect wholly-owned subsidiaries entered into a $50 million revolving credit facility (the "GMAC Communities Facility") with RFC. We are the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve(TM) (Black Mountain, North Carolina) and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of December 31, 2003, $13.6 million was outstanding under the GMAC Communities Facility.

Over the past several years, we have received substantially all of our homesite sales proceeds in cash. Accordingly, in recent years we have reduced the borrowing capacity under credit agreements secured by Bluegreen Communities' receivables. We attribute the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer homesite financing at attractive interest rates. No assurances can be given that local banks will continue to provide such customer financing.

Historically, we have funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and have financed the acquisition of Bluegreen Communities properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through homesite releases. The release price is usually an amount based on a pre-determined percentage (typically 25% to 55%) of the gross selling price of the homesites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When we provide financing for our customers (and therefore the release price is not available in cash at closing to repay the lender), we are required to pay the creditor with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2004. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facility plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During the year ended December 31, 2003, we had borrowed and repaid $5.0 million under this line-of-credit. As of December 31, 2003, no amounts were outstanding under the line. This line-of-credit has historically been a source of short-term liquidity for us.

Commitments

Our material commitments as of December 31, 2003 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of December 31, 2003, by period due (in thousands):

                                                                  Payments Due by Period
                                               -----------------------------------------------------------
                                                Less
         Contractual Obligations                than        1-- 3        4-- 5       After 5
        -------------------------              1 year       Years        Years        Years        Total
                                               ------       -----        -----        -----        -----
     Receivable-backed notes payable ......    $    --    $      --    $   6,863    $ 18,056    $   24,919
     Lines-of-credit and notes
       payable.............................     39,993       47,100          546         219        87,858
     10.5% senior secured notes............         --           --      110,000          --       110,000
     8.25% convertible subordinated
       debentures..........................         --        6,771        9,200      18,400        34,371
     Noncancelable operating leases .......      4,216        5,309        3,102       4,704        17,331
                                               -------    ---------    ---------    --------    ----------
     Total contractual obligations ........    $44,209    $  59,180    $ 129,711    $ 41,379    $  274,479
                                               =======    =========    =========    ========    ==========

In addition, we have issued a $1.4 million letter-of-credit, which is collateralized by a certificate of deposit, in connection with the issuance of a performance bond on a Bluegreen Communities project. This letter-of-credit expires in January 2008.

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $10.8 million as of December 31, 2003. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $45.4 million as of December 31, 2003. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facility and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

We have a large number of credit facilities, indentures, and other outstanding debt instruments, and a receivables purchase facility which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2003 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $100.9 million, $125.6 million, and $110.5 million of fixed-rate vacation ownership notes receivable during the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003, respectively, under the Purchase Facility, the 2002 Term Securitization and previous timeshare receivable purchase facilities (see Note 5 of the Notes to Consolidated Financial Statements). Our gain on sale recognized is generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. We also retain residual interests in pools of fixed and variable rate Bluegreen Communities notes receivable sold in private placement REMIC transactions. We believe that we have used conservative assumptions in valuing the residual interests retained in the vacation ownership and land notes sold through the Purchase Facility and REMIC transactions, respectively, and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations, but there is no assurance that the assumptions will prove to be correct.

As of December 31, 2003, we had fixed interest rate debt of approximately $145.9 million and floating interest rate debt of approximately $111.3 million. In addition, our notes receivable from VOI and homesite customers were comprised of $90.4 million of fixed rate loans and $5.5 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease our after-tax earnings by an immaterial amount per year, based on the impact of increased interest expense on variable rate debt, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in the interest rate would decrease the total fair value of our fixed rate debt, excluding our 8.25% convertible, subordinated debentures (the "Debentures") and our 10.5% senior secured notes payable (the "Notes"), by an immaterial amount. The fact that the Debentures are publicly traded and convertible into our common stock makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Debentures. In addition, the fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, we would likely attempt to take actions to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                       December 31,     December 31,
                                                                                                           2002             2003
                                                                                                           ----             ----

ASSETS
Cash and cash equivalents (including restricted cash of approximately $20,551
   and $33,540 at December 31, 2002 and 2003, respectively) ....................................         $ 46,905         $ 73,031
Contracts receivable, net ......................................................................           16,230           25,522
Notes receivable, net ..........................................................................           61,795           94,194
Prepaid expenses ...............................................................................           11,630            9,925
Other assets ...................................................................................           15,017           19,711
Inventory, net .................................................................................          173,131          219,890
Retained interests in notes receivable sold ....................................................           44,228           60,975
Property and equipment, net ....................................................................           51,787           63,430
Intangible assets ..............................................................................           10,838              937
Goodwill .......................................................................................            2,431            2,791
                                                                                                        ---------        ---------
          Total assets .........................................................................         $433,992         $570,406
                                                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ...............................................................................         $  5,878         $  6,983
Accrued liabilities and other ..................................................................           31,537           52,175
Deferred income ................................................................................           19,704           18,646
Deferred income taxes ..........................................................................           31,200           43,924
Receivable-backed notes payable ................................................................            5,360           24,921
Lines-of-credit and notes payable ..............................................................           34,409           87,858
10.50% senior secured notes payable ............................................................          110,000          110,000
8.25% convertible subordinated debentures ......................................................           34,371           34,371
                                                                                                        ---------        ---------
   Total liabilities ...........................................................................          272,459          378,878

Minority interest ..............................................................................            3,250            4,648

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..........................               --               --
Common stock, $.01 par value, 90,000 shares authorized; 27,343 and 27,702
   shares issued at December 31, 2002 and 2003, respectively ...................................              273              277
Additional paid-in capital .....................................................................          123,535          124,931
Treasury stock, 2,756 common shares at both December 31, 2002 and 2003, at
   cost ........................................................................................          (12,885)         (12,885)
Accumulated other comprehensive income, net of income taxes ....................................              460            1,830

Retained earnings ..............................................................................           46,900           72,727
                                                                                                        ---------        ---------
     Total shareholders' equity ................................................................          158,283          186,880
                                                                                                        ---------        ---------
          Total liabilities and shareholders' equity ...........................................         $433,992         $570,406
                                                                                                        =========        =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                             Year Ended      Nine Months Ended     Year Ended
                                                                              March 31,         December 31,       December 31,
                                                                                 2002               2002               2003
                                                                                 ----               ----               ----
Revenues:
  Sales of real estate ..................................................      $240,628           $222,655           $358,312
  Other resort and communities operations revenue .......................        25,470             27,048             55,394
  Interest income .......................................................        15,447             12,235             17,536
  Gain on sales of notes receivable .....................................         6,280             10,035              6,563
  Other income ..........................................................            --                 --                649
                                                                               --------          ---------           --------
                                                                                287,825            271,973            438,454
Cost and expenses:
  Cost of real estate sales .............................................        86,525             77,923            109,010
  Cost of other resort and communities operations .......................        23,544             26,895             59,825
  Selling, general and administrative expenses ..........................       140,244            128,308            204,164
  Interest expense ......................................................        13,017              9,824             14,036
  Provision for loan losses .............................................         4,851              2,832              6,094
  Other expense .........................................................           162              1,520                 --
                                                                               --------          ---------           --------
                                                                                268,343            247,302            393,129
                                                                               --------          ---------           --------
Income before minority interest and provision for income
   taxes ................................................................        19,482             24,671             45,325
Minority interest in income of consolidated subsidiary ..................           405                816              3,330
                                                                               --------          ---------           --------
Income before provision for income taxes ................................        19,077             23,855             41,995
Provision for income taxes ..............................................         7,345              8,479             16,168
                                                                               --------          ---------           --------
Income before cumulative effect of change in accounting
   principle ............................................................        11,732             15,376             25,827
Cumulative effect of change in accounting principle, net of
   income taxes (see Note 1) ............................................            --             (5,929)                --
Minority interest in cumulative effect of change in accounting
   principle, net of income taxes .......................................            --               (350)                --
                                                                               --------          ---------           --------
Net income ..............................................................      $ 11,732          $   9,797           $ 25,827
                                                                               ========          =========           ========

Earnings per common share:
  Basic:
    Income before cumulative effect of change in accounting
       principle ........................................................      $    .48          $     .63           $   1.05
    Cumulative effect of change in accounting principle, net
       of income taxes and minority interest ............................            --               (.23)                --
                                                                               --------          ---------           --------
    Net income ..........................................................      $    .48          $     .40           $   1.05
                                                                               ========          =========           ========
  Diluted:
    Income before cumulative effect of change in accounting
       principle ........................................................      $    .46          $     .58           $    .94
    Cumulative effect of change in accounting principle, net of
       income taxes and minority interest ...............................            --               (.19)                --
                                                                               --------          ---------           --------
    Net income ..........................................................      $    .46          $     .39           $    .94
                                                                               ========          =========           ========

Pro forma effects of retroactive application of change in
   accounting principle:
    Net income ..........................................................      $  7,484
                                                                               ========
    Basic earnings per common share .....................................      $    .31
                                                                               ========
    Diluted earnings per common share ...................................      $    .31
                                                                               ========

Weighted-average number of common and common
   equivalent shares:
    Basic ...............................................................        24,256             24,472             24,671
                                                                               ========          =========           ========
    Diluted .............................................................        29,993             28,783             29,263
                                                                               ========          =========           ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                           Accumulated
                                                                                              Other
                                                 Common          Additional    Treasury   Comprehensive
                                                 Shares  Common    Paid-in     Stock at   Income, Net of   Retained
                                                 Issued   Stock    Capital       Cost      Income Taxes    Earnings      Total
                                                 ------   -----    -------       ----      ------------    --------      -----
Balance at April 1, 2001 ....................    26,946    $269    $122,564    $(12,885)      $ 1,471       $25,371     $136,790
Net income ..................................        --      --          --          --            --        11,732       11,732
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes ........................        --      --          --          --           962            --          962
                                                                                                                        --------
Comprehensive income ........................                                                                             12,694
Shares issued to employees and
 directors upon exercise of stock
 options ....................................       113       2         154          --            --            --          156
Income tax benefit from stock
 options exercised ..........................        --      --          16          --            --            --           16
                                                 ------    ----    --------    --------       -------       -------     --------
Balance at March 31, 2002 ...................    27,059     271     122,734     (12,885)        2,433        37,103      149,656
Net income ..................................        --      --          --          --            --         9,797        9,797
Realization of net unrealized gains
 on retained interests in notes
 receivable sold, net of income taxes .......        --      --          --          --        (1,973)           --       (1,973)
                                                                                                                        --------
Comprehensive income ........................                                                                              7,824
Shares issued to employees and
 directors upon exercise of stock
 options ....................................       284       2         681          --            --            --          683
Income tax benefit from stock
 options exercised ..........................        --      --         120          --            --            --          120
                                                 ------    ----    --------    --------       -------       -------     --------
Balance at December 31, 2002 ................    27,343     273     123,535     (12,885)          460        46,900      158,283
Net income ..................................        --      --          --          --            --        25,827       25,827
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes ........................        --      --          --          --         1,370            --        1,370
                                                                                                                        --------
Comprehensive income ........................                                                                             27,197
Shares issued to employees and
 directors upon exercise of stock
 options ....................................       359       4       1,208          --            --            --        1,212
Income tax benefit from stock
 options exercised ..........................        --      --         188          --            --            --          188
                                                 ------    ----    --------    --------       -------       -------     --------
Balance at December 31, 2003 ................    27,702    $277    $124,931    $(12,885)      $ 1,830       $72,727     $186,880
                                                 ======    ====    ========    ========       =======       =======     ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Year Ended     Nine Months Ended      Year Ended
                                                                                March 31,        December 31,       December 31,
                                                                                   2002              2002               2003
                                                                                   ----              ----               ----
Operating activities:
Net income ...............................................................       $ 11,732          $  9,797          $  25,827
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Cumulative effect of change in accounting principle, net .............             --             5,929                 --
    Minority interest in income of consolidated subsidiary ...............            405               466              3,330
    Depreciation .........................................................          5,280             4,597              7,811
    Amortization .........................................................          3,006             5,741              5,812
    Amortization of discount on note payable .............................            374                40                 --
    Gain on sales of notes receivable ....................................         (6,280)          (10,035)            (6,563)
    (Gain) loss on sales of property and equipment .......................            166               218                (76)
    Gain on exchange of REMIC certificates ...............................             --              (409)                --
    Provision for loan losses ............................................          4,851             2,832              6,094
    Provision for deferred income taxes ..................................          7,739             3,813             12,644
    Interest accretion on retained interests in notes receivable sold ....         (3,754)           (4,417)            (5,076)
    Proceeds from sales of notes receivable ..............................         85,975            72,418             93,918
    Proceeds from borrowings collateralized by notes receivable ..........         23,163             2,746             29,979
    Payments on borrowings collateralized by notes receivable ............        (16,600)          (11,681)           (10,691)
Changes in operating assets and liabilities, net of the effects of business acquisition
    Contracts receivable .................................................         (3,311)            5,655             (9,292)
    Notes receivable .....................................................        (97,795)          (99,868)          (152,527)
    Prepaid expenses .....................................................            959               322               (227)
    Inventory ............................................................         13,542            22,378             12,210
    Other assets .........................................................         (4,423)           (4,462)            (5,382)
    Accounts payable, accrued liabilities and other ......................          6,621               957             27,644
                                                                                 --------          --------          ---------
Net cash provided by operating activities ................................         31,650             7,037             35,435
                                                                                 --------          --------          ---------

Investing activities:
  Cash received from retained interests in notes receivable sold .........          7,856            14,555             12,817
  Investment in note receivable ..........................................         (1,685)               --                 --
  Principal payments received on investment in note receivable ...........          4,643                --                456
  Business acquisition ...................................................             --            (2,292)              (500)
  Purchases of property and equipment ....................................        (12,940)           (4,379)           (11,893)
  Proceeds from sales of property and equipment ..........................             44                48              1,084
                                                                                 --------          --------          ---------
Net cash provided (used) by investing activities .........................         (2,082)            7,932              1,964
                                                                                 --------          --------          ---------

Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable .......................................................         59,870            18,696             40,125
  Payments under line-of-credit facilities and notes payable .............        (79,327)          (27,470)           (49,978)
  Payment of 8% convertible, subordinated notes payable to
    related parties ......................................................             --            (6,000)                --
  Payment of debt issuance costs .........................................         (1,568)           (2,688)            (2,632)
  Proceeds from exercise of employee and director stock options ..........            156               683              1,212
                                                                                 --------          --------          ---------
Net cash used by financing activities ....................................        (20,869)          (16,779)           (11,273)
                                                                                 --------          --------          ---------
Net increase (decrease) in cash and cash equivalents .....................          8,699            (1,810)            26,126
Cash and cash equivalents at beginning of period .........................         40,016            48,715             46,905
                                                                                 --------          --------          ---------
Cash and cash equivalents at end of period ...............................         48,715            46,905             73,031
Restricted cash and cash equivalents at end of period ....................        (27,669)          (20,551)           (33,540)
                                                                                 --------          --------          ---------
Unrestricted cash and cash equivalents at end of period ..................       $ 21,046          $ 26,354          $  39,491
                                                                                 ========          ========          =========

                              BLUEGREEN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                             Year Ended       Nine Months Ended     Year Ended
                                                                              March 31,         December 31,       December 31,
                                                                                 2002               2002               2003
                                                                                 ----               ----               ----
Supplemental schedule of non-cash operating, investing and
financing activities:
Inventory acquired through foreclosure or deedback in lieu of
   foreclosure ........................................................      $      7,596       $      3,951       $      6,570
                                                                             ============       ============       ============
Inventory acquired through financing ..................................      $         --       $      2,336       $     52,399
                                                                             ============       ============       ============
Exchange of REMIC certificates for notes receivable and
   inventory in connection with termination of REMIC ..................      $         --       $      2,047       $         --
                                                                             ============       ============       ============
Property and equipment acquired through financing .....................      $        427       $        545       $      8,569
                                                                             ============       ============       ============
Offset of Joint Venture distribution of operating proceeds to
   minority interest against the Prepayment (see Note 4) ..............      $         --       $         --       $      1,932
                                                                             ============       ============       ============
Retained interests in notes receivable sold ...........................      $     21,207       $     18,085       $     22,260
                                                                             ============       ============       ============
Notes receivable acquired through financing ...........................      $         --       $         --       $      2,334
                                                                             ============       ============       ============
Net change in unrealized gains on retained interests in notes
   receivable sold ....................................................      $      1,557       $      2,997       $      2,228
                                                                             ============       ============       ============

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized .............................      $    (11,947)      $    (13,455)      $    (13,600)
                                                                             ============       ============       ============
Income taxes (paid) refunded ..........................................      $      2,014       $       (745)      $     (1,634)
                                                                             ============       ============       ============

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

      We are a leading provider of vacation and residential lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen(R) Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club(R). Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by our affiliated worldwide vacation ownership exchange networks. We are currently marketing and selling VOIs in 17 resorts located in the United States and Aruba as well as at four off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the year ended December 31, 2003, sales generated by Bluegreen Resorts comprised approximately 71% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 29% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, hotel operations, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

Fiscal Year

      On October 14, 2002, our Board of Directors approved a change in our fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the nine months ended December 31, 2002. The following unaudited financial information for the nine months ended December 30, 2001 is provided for comparative purposes (in thousands, except per share data):

      Sales of real estate ..........................      $184,703
      Gross profit ..................................       120,570
      Income taxes ..................................         6,688
      Net income ....................................        10,683
      Earnings per common share:
           Basic ....................................          0.44
           Diluted ..................................          0.41

Principles of Consolidation

      Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities and have majority voting control of the Joint Venture's management committee. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

      Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      We invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. Our policy is designed to limit exposure to any one institution. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and mitigate, if necessary, credit risk.

      Restricted cash consists of funds we have collected as servicer of notes receivable owned by other parties and customer deposits held in escrow accounts. As of December 31, 2002 and 2003, we held $12.4 million and $19.4 million, respectively, of funds collected as servicer of notes receivable owned by or pledged to other parties, primarily notes receivable we previously sold to these other parties. All such funds are held in separate custodial bank accounts. In the case of notes receivable previously sold, funds collected and held in these accounts are periodically transferred to third-party cash administrators, who in turn make payments to the owners of the notes receivable and to us for servicing fees and payments on any retained interests in the notes receivable sold. We have recorded a corresponding liability, which is included in accrued liabilities on our consolidated balance sheets, for the restricted cash we are holding in connection with our servicing of previously sold notes receivable. In the case of notes receivable previously pledged, funds collected and held in these accounts are periodically transferred to the lenders as payment on our receivable-backed notes payable.

Revenue Recognition and Contracts Receivable

      In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate", we recognize revenue on homesite sales and sales of VOIs when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. In cases where all of the development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting.

      Sales, which do not meet the criteria for revenue recognition described above, are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of our consolidated balance sheets and profit recognition is deferred until the requirements of SFAS No. 66 are met.

      Contracts receivable is reflected net of an allowance for cancellations of Bluegreen Communities' sales contracts and totaled approximately $286,000 and $718,000 at December 31, 2002 and 2003, respectively.

      Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below together with a brief description of the applicable revenue recognition policy:

                            Activity                                        Revenue is recognized as:
                            --------                                        -------------------------
        Mini-vacation package sales.......................   Mini-vacation packages are fulfilled (i.e., guests use
                                                             mini- vacation packages to stay at a hotel, take a
                                                             cruise, etc.)

        Vacation ownership tour sales.....................   Vacation ownership tour sales commissions are earned per
                                                             contract terms.

        Resort title fees.................................   Escrow amounts are released and title documents are
                                                             completed.

        Club and other resort management fees.............   Management services are rendered.

        Rental commissions................................   Rental services are provided.

        Rental income.....................................   Guests complete stays at the resorts.

        Realty commissions................................   Sales of third-party-owned real estate are completed.

        Golf course and ski hill daily fees...............   Services are provided.

        Retail merchandise, food and beverage sales.......   Sales are consummated.

Notes Receivable

      Our notes receivable are carried at amortized cost. Interest income is suspended on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2002 and 2003, $9.1 million and $4.2 million, respectively, of notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

      We consider many factors when establishing and evaluating the adequacy of our reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and anticipated economic conditions. We examine these factors and adjust our reserve for loan losses on a quarterly basis.

Retained Interest in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 5), term securitizations or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), we evaluate whether or not such transfers should be accounted for as a sale pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

      In connection with such transactions, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

      We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized holding gains or losses on our retained interests in notes receivable sold are included in our shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

      We measure the fair value of the retained interests in the notes receivable sold initially and periodically based on the present value of future expected cash flows estimated using our best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. We revalue our retained interests in notes receivable sold on a quarterly basis.

      Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

Inventory

      Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our inventory at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Homesites and VOIs reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose, or the original cost of the inventory. We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities properties under the guidelines of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 7).

Property and Equipment

      Our property and equipment are stated at cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets in operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases, including probable renewal periods, or the estimated useful lives of the improvements. Depreciation expense includes the amortization of assets recorded under capital leases.

Goodwill and Intangible Assets

      We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of April 1, 2002. This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions SFAS No. 144. Upon adoption of SFAS No. 142, we discontinued the amortization of all of our goodwill. The adoption of SFAS No. 142 did not have a material impact on our financial position or results of our operations as of or for the nine months ended December 31, 2002. Our intangible assets relate to customer lists that were acquired in connection with the business combination discussed in Note 2. The customer lists are amortized as the related leads and mini-vacation packages are fulfilled or become expired. During the year ended March 31, 2002, goodwill was amortized over periods ranging from 8 to 25 years using the straight-line method. See Note 9 for further discussion.

Treasury Stock

      We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

      We expense advertising costs as incurred. Advertising expense was $50.6 million for the year ended March 31, 2002, $47.9 million for the nine months ended December 31, 2002 and $70.8 million for the year ended December 31, 2003. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", encourages, but does not require companies to record compensation cost for employee stock options at fair value. We have elected to continue to account for our employee stock options using the intrinsic value method pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for our employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price of the option.

      Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           Year Ended           Nine Months Ended           Year Ended
                                                         March 31, 2002         December 31, 2002        December 31, 2003
                                                         --------------         -----------------        -----------------
      Risk free investment rate ................                2.0%                    2.0%                   3.13%
      Dividend yield ...........................                0.0%                    0.0%                    0.0%
      Volatility factor ........................               69.8%                   69.8%                   69.7%
      Life of option (years) ...................                5.0                     5.0                     5.9

      There were 842,508 stock options granted to our employees and non-employee directors during the year ended December 31, 2003.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of our stock option grants. Our pro forma information is as follows (in thousands, except per share data).

                                                                Year Ended          Nine Months Ended          Year Ended
                                                              March 31, 2002        December 31, 2002       December 31, 2003
                                                              --------------        -----------------       -----------------
      Net income, as reported .........................          $11,732                 $9,797                  $25,827
      Pro forma stock-based employee compensation
         cost, net of income taxes ....................              (26)                  (189)                    (399)
                                                                 -------                 ------                  -------
      Pro forma net income ............................          $11,706                 $9,608                  $25,428
                                                                 =======                 ======                  =======

      Earnings per share, as reported:
        Basic .........................................          $   .48                 $  .40                  $  1.05
        Diluted .......................................          $   .46                 $  .39                  $   .94
      Pro forma earnings per share:
        Basic .........................................          $   .48                 $  .39                  $  1.03
        Diluted .......................................          $   .46                 $  .38                  $   .93

Cumulative Effect of Change in Accounting Principle

      During the years ended April 1, 2001 and March 31, 2002, we deferred the costs of generating vacation ownership tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, we elected to change our accounting policy to expense such costs as incurred. We believe that our new method of accounting for these costs is preferable over our previous method and we have applied it prospectively. We believe accounting for these costs as period expenses results in improved financial reporting.

      The cumulative effect of this change in accounting principle during the nine months ended December 31, 2002 was an additional expense of $9.2 million, net of income taxes of $3.3 million and minority interest's share of the loss of $350,000. The cumulative effect of this change in accounting principle during the nine months ended December 31, 2002 reduced our diluted earnings per share by $0.19. The effect of adopting this new accounting principle on our income before cumulative effect of change in accounting principle and net income for the nine months ended December 31, 2002 was additional expense of approximately $1.2 million or $0.04 per diluted share.

      The pro forma effect of a retroactive application of the change in accounting principle on our operating results for the year ended March 31, 2002 is presented on our consolidated statement of income.

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding during the period. We compute diluted earnings per common share in the same manner as basic earnings per share, but also give effect to all dilutive stock options using the treasury stock method and include an adjustment, if dilutive, to both net income and weighted-average common shares outstanding as if our 8.00% convertible subordinated notes payable (after-tax impact of $295,000 on net income and 1.5 million shares) and 8.25% convertible subordinated debentures (after-tax impact of $1.7 million on net income and 4.2 million shares) were converted into common stock at the beginning of the earliest period presented below, for periods during which these convertible debt issues were outstanding. We have excluded approximately 2.5 million, 1.6 million and 1.2 million anti-dilutive stock options from our computations of earnings per common share during the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, respectively.

      The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                                          Nine Months
                                                                      Year Ended             Ended              Year Ended
                                                                       March 31,          December 31,         December 31,
                                                                         2002                 2002                 2003
                                                                         ----                 ----                 ----
      Basic earnings per common share-- numerators:
        Income before cumulative effect of change in
           accounting principle ................................        $11,732             $ 15,376              $25,827
        Cumulative effect of change in accounting
           principle, net of income taxes and minority
           interest ............................................             --               (5,579)                  --
                                                                        -------             --------              -------
        Net income .............................................        $11,732             $  9,797              $25,827
                                                                        =======             ========              =======
      Diluted earnings per common share-- numerators:
        Income before cumulative effect of change in
           accounting principle-- basic ........................        $11,732             $ 15,376              $25,827
        Effect of dilutive securities (net of income tax
           effects) ............................................          2,039                1,379                1,749
                                                                        -------             --------              -------
        Income before cumulative effect of change in
           accounting principle-- diluted ......................         13,771               16,755               27,576
        Cumulative effect of change in accounting
           principle, net of income taxes and minority
           interest ............................................             --               (5,579)                  --
                                                                        -------             --------              -------
        Net income-- diluted ...................................        $13,771             $ 11,176              $27,576
                                                                        =======             ========              =======
      Denominator:
        Denominator for basic earnings per common
           share-weighted-average shares .......................         24,256               24,472               24,671
        Effect of dilutive securities:
        Stock options ..........................................             35                  140                  421
        Convertible securities .................................          5,702                4,171                4,171
                                                                        -------             --------              -------
        Dilutive potential common shares .......................          5,737                4,311                4,592
                                                                        -------             --------              -------
        Denominator for diluted earnings per common
           share-adjusted weighted-average shares and
           assumed conversions .................................         29,993               28,783               29,263
                                                                        =======             ========              =======
      Basic earnings per common share:
        Income before cumulative effect of change in
           accounting principle ................................        $   .48             $    .63              $  1.05
        Cumulative effect of change in accounting
           principle, net of income taxes and minority
           interest ............................................             --                 (.23)                  --
                                                                        -------             --------              -------
        Net income .............................................        $   .48             $    .40              $  1.05
                                                                        =======             ========              =======

      Diluted earnings per common share:
        Income before cumulative effect of change in
           accounting principle ................................        $   .46             $    .58              $   .94
        Cumulative effect of change in accounting
           principle, net of income taxes and minority
           interest ............................................             --                 (.19)                  --
                                                                        -------             --------              -------
        Net income .............................................        $   .46             $    .39              $   .94
                                                                        =======             ========              =======

Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on our retained interests in notes receivable, which are classified as available-for-sale investments, to be included in other comprehensive income. Comprehensive income is shown as a subtotal within our consolidated statements of shareholders' equity for each period presented.

Recent Accounting Pronouncements

      On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this statement did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003.

      On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003.

      On January 1, 2003, we adopted the accounting provisions of Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We had previously adopted the disclosure requirements of FIN 45 during the nine months ended December 31, 2002. FIN 45 requires that certain guarantees be initially recorded at fair value, as opposed to the former practice of recording a liability only when a loss was probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The adoption of the accounting requirements of FIN 45 did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003.

      In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, certain special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation's consolidation provisions apply immediately to variable interests in variable interest entities created after January 31, 2003. Pursuant to a subsequent FASB revision in December 2003, public entities are not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or a potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the variable interest entity was created before February 1, 2003, and the public entity has not issued financial statements reporting the variable interest entity as consolidated in accordance with FIN 46. The adoption of FIN 46 did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003 and is not expected to have an impact on us for the foreseeable future.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. With the exception of certain mandatorily redeemable financial interests (such as the noncontrolling minority interest in the Joint Venture), SFAS No. 150 became effective for all other instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003. The application of the classification and measurement guidance in SFAS No. 150 relative to certain mandatorily redeemable financial interests has been deferred indefinitely by the FASB. However, the disclosure requirements of SFAS No. 150 for these types of instruments remain, see Note 3. The adoption of this statement did not have an impact on our financial position or results of operations as of and for the year ended December 31, 2003.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing

Transactions" and a proposed FASB Statement, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and No. 67." The proposed SOP and related FASB Statement, if cleared by the FASB, would have provided accounting guidance for vacation ownership interest transactions, including: a framework for sales and revenue recognition, the accounting for cost of sales and inventory, credit losses and changes in estimates. In January 2004, the FASB recommended that the proposed SOP not include any revenue recognition guidance and that the Accounting Standards Executive Committee of the AICPA meet with the FASB staff to identify the topics to be retained and addressed by the proposed SOP. Based on the foregoing, we have not yet completely evaluated the impact of the proposed SOP on our financial position or results of operations, however, we do not believe that the proposed SOP will have a material impact on us based on how it is currently proposed.

Reclassifications

      We have made certain reclassifications of prior period amounts to conform to the current year presentation.

2. Acquisition

      On October 2, 2002, Great Vacation Destinations, Inc. (f/k/a Leisure Plan, Inc.)("GVD"), one of our wholly-owned subsidiaries, with no prior operations, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, "TMOV") for $2.8 million in cash, $500,000 of which was paid on March 31, 2003. In addition, if certain earnings targets are met, GVD agreed to pay additional consideration up to a maximum of $12.5 million through December 31, 2007.

      Should any contingent consideration be paid, we will record that amount as goodwill. Based on GVD's results of operations to date, we have not accrued any contingent consideration as of December 31, 2003.

      We anticipate that GVD will pay the contingent consideration, if earned pursuant to the Asset Purchase agreement, from its operations. We have guaranteed the payment by GVD if earned by TMOV pursuant to the Asset Purchase agreement. If we are required to pay the contingent consideration pursuant to the aforementioned guarantee, we expect to fund this additional consideration from our operations or from borrowings under one or more of our existing or future credit facilities or vacation ownership receivables purchase facilities or from a combination thereof.

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

      The assets acquired include prospects that purchased mini-vacation packages from TMOV. These prospects will become sales leads for VOI sales for pre-determined, third-party developers when these vacations are taken. Additional assets acquired include customer lists for future mini-vacation package sales, property and equipment (including the aforementioned computer software system), trademarks and servicemarks and accounts receivable. The liabilities assumed include trade accounts payable and commissions payable related to the assets acquired. As a result of the acquisition, we recognized approximately $360,000 of goodwill, after giving effect to certain purchase accounting adjustments recorded in 2003.

      The effective date of the acquisition was deemed to be September 30, 2002, in accordance with the Asset Purchase agreement. The acquisition was accounted for using the purchase method; therefore the results of operations of GVD have been included in our consolidated statements of income since October 1, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition, after giving effect to certain purchase accounting adjustments recorded in 2003:

                               As of September 30, 2002
                                    (in thousands)
             Prepaid expenses.........................................                $   318
             Property and equipment...................................                  2,388
             Intangible assets:
               Customer list -- vacation packages sold (a)............    $13,654
               Customer list -- telemarketing leads (b)...............        316
                                                                          -------
                                                                                       13,970
             Other assets.............................................                    442
                                                                                      -------
                       Total assets acquired..........................                 17,118
             Accounts payable and accrued liabilities.................                  1,829
             Deferred income (c)......................................                 12,290
             Deferred income taxes....................................                    506
                                                                                      -------
                       Total liabilities assumed......................                 14,625
                                                                                      -------
               Net assets acquired....................................                $ 2,493
                                                                                      =======

(a) -- To be amortized as the vacation packages are fulfilled or become expired.

(b)   -- To be amortized as the telemarketing leads are used.

(c) -- To be recognized as other resort operations revenues as the vacation packages are fulfilled or become expired.

      Unaudited supplemental pro forma information presenting the results of operations for the year ended March 31, 2002 and the nine months ended December 31, 2002 as though the acquisition had occurred at the beginning of each respective period is as follows (in thousands, except per share data):

                                                                                                                  Nine Months
                                                                                                  Year Ended         Ended
                                                                                                   March 31,      December 31,
                                                                                                      2002           2002
                                                                                                  -----------     -----------
      Total revenues ........................................................................       $312,552        $294,134
      Income before cumulative effect of change in accounting principle .....................          8,621          15,719
      Net income ............................................................................          8,621          10,140
      Basic earnings per common share:
         Income before cumulative effect of change in accounting principle ..................       $    .36        $    .64
         Cumulative effect of change in accounting principle, net of income taxes ...........             --            (.23)
                                                                                                    --------        --------
         Net income .........................................................................       $    .36        $    .41
                                                                                                    ========        ========
       Diluted earnings per common share:
          Income before cumulative effect of change in accounting principle .................       $    .35        $    .59
          Cumulative effect of change in accounting principle, net of income taxes ..........             --            (.19)
                                                                                                    --------        --------
          Net income ........................................................................       $    .35        $    .40
                                                                                                    ========        ========

3. Joint Ventures

      On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc. ("Bass Pro"), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. The Joint Venture is developing, marketing and selling VOIs in a 300-unit, wilderness-themed resort adjacent to the Big Cedar(R) Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. During the year ended April 1, 2001, we made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 4 regarding payment of profit distributions to Big Cedar.

      In addition to its 51% ownership interest, we also receive a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture's net sales in exchange for our involvement in the day-to-day operations of the Joint Venture. We also service the Joint Venture's notes receivable in exchange for a servicing fee.

      Based on our role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture's Management Committee and our controlling financial interest in the Joint Venture, the accounts of the Joint Venture are consolidated in our financial statements.

      Because the Joint Venture has a finite life (i.e., the Joint Venture can only exist through the earlier of: i) December 31, 2050; ii) the sale or disposition of all or substantially all of the assets of the Joint Venture; iii) a decision to dissolve the Joint Venture by us and Big Cedar; or iv) certain other events described in the Joint Venture agreement), the minority interest in the Joint Venture meets the definition of a mandatorily redeemable noncontrolling interest as specified in SFAS No. 150. We believe the settlement value of this mandatorily redeemable noncontrolling interest at December 31, 2003 is $4.9 million based on the sale or disposition of all or substantially all of the assets of the Joint Venture as of that date. Our potential obligation to satisfy the settlement of this mandatorily redeemable noncontrolling interest would be fully offset by the Prepayment to Bass Pro (see Note 4).

      During the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, the Joint Venture paid approximately $785,000, $577,000 and $832,000, respectively, to Bass Pro(R) and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's vacation ownership resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $925,000, $993,000 and $1.0 million for gift certificates and hotel lodging during the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, respectively, in connection with the Joint Venture's marketing activities.

4. Marketing Agreement

      On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 3). Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro's national retail locations (currently consisting of 15 stores), in Bass Pro's catalogs and on its web site. We also have access to Bass Pro's customer lists. In exchange for these services, we agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a VOI, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above ("Commission"). The amount of Commission is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

      On June 16, 2000, we prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. During the year ended December 31, 2003, the Joint Venture made a $3.9 million member distribution, of which $1.9 million was payable to Big Cedar and used to pay down the balance of the Prepayment. As of December 31, 2002 and 2003, the unamortized balance of the Prepayment, included in prepaid expenses on our consolidated balance sheets, was $8.5 million and $6.1 million, respectively. The Prepayment is periodically evaluated for any indicators of impairment.

      During the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, we paid Bass Pro Trademarks L.L.C., an affiliate of Bass Pro, approximately $333,000, $19,000 and $2,000, respectively, for advertising services.

5. Notes Receivable and Note Receivable Purchase Facilities

      The table below sets forth additional information relative to our notes receivable (in thousands).

                                                       December 31, 2002       December 31, 2003
                                                       -----------------       -----------------
      Notes receivable secured by VOIs ..............      $53,029                 $ 90,820
      Notes receivable secured by homesites .........       11,559                   10,555
      Other notes receivable ........................        1,896                    1,425
                                                           -------                 --------
      Notes receivable, gross .......................       66,484                  102,800
      Reserve for loan losses .......................       (4,689)                  (8,606)
                                                           -------                 --------
      Notes receivable, net .........................      $61,795                 $ 94,194
                                                           =======                 ========

      The weighted-average interest rate on our notes receivable was 14.4% and 14.3% at December 31, 2002 and 2003, respectively. All of our vacation ownership loans bear interest at fixed rates. The average interest rate charged on loans secured by VOIs was 15.3% and 14.9% at December 31, 2002 and 2003, respectively. Approximately 52.0% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The average interest rate charged on loans secured by homesites was 10.2% and 9.1% at December 31, 2002 and 2003, respectively.

      Our vacation ownership loans are generally secured by property located in Tennessee, Missouri, Wisconsin, Michigan, Florida, Virginia and South Carolina. The majority of Bluegreen(R) Communities' notes receivable are secured by homesites in Texas, North Carolina, Virginia and Georgia.

      The table below sets forth the activity in our reserve for loan losses (in thousands).

      Reserve for loan losses at March 31, 2002 ..............      $ 4,207
      Provision for loan losses ..............................        2,832
      Charge-offs ............................................       (2,350)
                                                                    -------
      Reserve for loan losses at December 31, 2002 ...........        4,689
      Provision for loan losses ..............................        6,094
      Charge-offs ............................................       (2,177)
                                                                    -------
      Reserve for loan losses at December 31, 2003 ...........      $ 8,606
                                                                    =======

      Installments due on our notes receivable during each of the five years subsequent to December 31, 2003, and thereafter, are set forth below (in thousands).

                          2004............    $ 16,156
                          2005............       6,697
                          2006............       7,325
                          2007............       8,046
                          2008............       8,892
                          Thereafter......      55,684
                                              --------
                               Total......    $102,800
                                              ========

Notes Receivable Purchase Facility

      In June 2001, we executed agreements for a vacation ownership receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank NV, acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. On October 8, 2003, Resort Finance, LLC ("RFL"), acquired and assumed ING's rights, obligations and commitments as the initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from ING (CSFB, ING and RFL are also individually referred to as the "initial purchaser" during their applicable terms in this role for the Purchase Facility). The Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries (the "Finance Subsidiary"), and the Finance Subsidiary sells the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the initial purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The initial purchaser earned a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, LIBOR plus 1.25% through October 7, 2003 and LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the Purchase Facility) from October 8, 2003 through September 30, 2004, subject to the use of alternate return rates in certain circumstances. In addition, the initial purchaser received or will receive a 0.25% annual facility fee through April 15, 2003 and from October 8, 2003 through September 30, 2004. The Purchase Facility also provided for the sale of land notes receivable, under modified terms.

      RFL's obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by us of the representations or warranties in the Purchase Facility agreements, (2) a failure by us to perform the covenants in the Purchase Facility agreements, including, without limitation, a failure by us to pay principal or interest due to RFL, (3) the commencement of a bankruptcy proceeding or the like against us, (4) a material adverse change to us since December 31, 2001, (5) the amount borrowed under the Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by us under any other borrowing arrangement of $5 million or more (a "Significant Arrangement"), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due, (9) our tangible net worth not equaling at least $110.0 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, (10) our ratio of debt to tangible net worth exceeding 6 to 1, or (11) our failure to perform our servicing obligations.

      We act as servicer under the Purchase Facility for a fee. The Purchase Facility agreements include various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

      During the year ended March 31, 2002, we sold $83.2 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $70.7 million. In connection with these sales, we recognized an aggregate gain of $5.2 million and recorded retained interests in notes receivable sold of $18.8 million and servicing assets totaling $800,000. During the year ended March 31, 2002, we also sold $17.6 million of aggregate principal balance of notes receivable to General Electric Capital Real Estate ("GE") and Barclays Bank, PLC ("Barclays"), under a completed vacation ownership receivables purchase facility (the "GE/Barclays Purchase Facility") for a cumulative purchase price of $16.8 million. In connection with this sale, we recognized a $978,000 gain and recorded a retained interest in notes receivable sold of $2.4 million and a servicing asset totaling $141,000.

      From April 1, 2002 through November 25, 2002, we sold $62.5 million of aggregate principal balance of notes receivable to ING under the Purchase Facility for a cumulative purchase price of $51.6 million.

      On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of vacation ownership loan-backed securities on our behalf (the "2002 Term Securitization"). The $181.0 million in aggregate principal of vacation ownership receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold under the GE/Barclays Purchase Facility; and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with GE under a vacation ownership receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility, respectively. We received net cash proceeds of $2.1 million, VOIs with a carrying value of $1.4 million, vacation ownership receivables with an estimated net realizable value of $3.1 million and recorded a retained interest in the future cash flows from the 2002 Term Securitization of $36.1 million. We also recognized a gain of $4.7 million in connection with the 2002 Term Securitization.

      On December 23, 2002, we sold $22.1 million of aggregate principal balance of notes receivable under the Purchase Facility for a purchase price of $18.7 million. As a result of the sales of notes receivable under the Purchase Facility during the nine months ended December 31, 2002, we recognized an aggregate gain of $5.3 million and recorded retained interests in notes receivable sold and servicing assets of $18.1 million and $864,000, respectively.

      In connection with its assumption of the Purchase Facility and subsequent amendments, RFL expanded the size of the Purchase Facility to $150.0 million and extended the term of the Purchase Facility on a revolving basis through September 30, 2004.

      During the year ended December 31, 2003, we sold $110.5 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $93.9 million. As a result of these sales, we recognized an aggregate gain of $6.6 million and recorded retained interests in notes receivable sold and servicing assets of $22.3 million and $1.1 million, respectively.

      Based on sales of receivables under the Purchase Facility and receipts from customers of the principal balance of the receivables sold, the remaining availability under the Purchase Facility was $51.9 million at December 31, 2003. The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold during the year ended December 31, 2003: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate ranging from 25% to 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

Other Notes Receivable

      On June 26, 2001, we loaned $1.7 million to the Casa Grande Resort Cooperative Association I (the "Association"), the property owners' association controlled by the vacation ownership owners at the La Cabana Beach and Racquet Club(TM) resort in Aruba. This unsecured loan bears interest at the prime lending rate plus 1.00% and is payable in semi-annual installments. On May 21, 2003, the maturity of the loan was extended from June 26, 2003 to April 30, 2004. During the year ended December 31, 2003, we received principal repayments totaling approximately $456,000 from the Association, leaving an unpaid balance of $1.2 million as of December 31, 2003.

6. Retained Interests in Notes Receivable Sold and Servicing Assets

Retained Interests in Notes Receivable Sold

      Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and associated unrealized gains and losses are set forth below (in thousands).

                                                                                           Gross         Gross
                                                                           Amortized     Unrealized    Unrealized
      December 31, 2002:                                                      Cost          Gain          Loss       Fair Value
      ------------------                                                    -------        -------       -------     ----------
      1996 REMIC retained interests ................................        $ 1,028        $    43       $    --       $ 1,071
      GE/Wachovia Purchase Facility retained interests .............          1,231            705            --         1,936
      Purchase Facility retained interests (see Note 5) ............          4,662             --            --         4,662
      2002 Term Securitization retained interest (see Note 5) ......         36,559             --            --        36,559
                                                                            -------        -------       -------       -------
                Total ..............................................        $43,480        $   748       $    --       $44,228
                                                                            =======        =======       =======       =======

                                                                                           Gross         Gross
                                                                          Amortized      Unrealized    Unrealized
      December 31, 2003:                                                     Cost           Gain          Loss       Fair Value
      ------------------                                                    -------        -------       -------     ----------
      1996 REMIC retained interests ................................        $   664        $   133       $    --       $   797
      GE/Wachovia Purchase Facility retained interests .............            717            955            --         1,672
      Purchase Facility retained interests (see Note 5) ............         24,063          1,888            --        25,951
      2002 Term Securitization retained interest (see Note 5) ......         32,555             --            --        32,555
                                                                            -------        -------       -------       -------
                Total ..............................................        $57,999        $ 2,976       $    --       $60,975
                                                                            =======        =======       =======       =======

      Contractual maturities as of December 31, 2003, are set forth below (in thousands), based on the final maturity dates of the underlying notes receivable sold:

                                                              Amortized
                                                                Cost              Fair Value
                                                              ---------           ----------
      After one year but within five ................          $ 1,381              $ 2,469
      After five years but within ten ...............           56,618               58,506
                                                               -------              -------
           Total ....................................          $57,999              $60,975
                                                               =======              =======

      The following assumptions were used to measure the fair value of the above retained interests: prepayment rates ranging from 23% to 7% per annum as the portfolios mature; loss severity rates of 25% to 45%; default rates ranging from 9% to 0.75% per annum as the portfolios mature; and discount rates ranging from 10% to 14%.

      The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (the impacts on the fair value of the 1996 REMIC retained interest were not material) (in thousands):

                                                                    Hypothetical Fair Value at December 31, 2003 of:
                                                               -----------------------------------------------------------

                                                                  GE/Wachovia              The               2002 Term
                                                               Purchase Facility    Purchase Facility     Securitization
                                                               Retained Interest    Retained Interest    Retained Interest
                                                               -----------------    -----------------    -----------------
               Prepayment rate:        10% adverse change            $1,655              $25,608               $32,208
                                       20% adverse change             1,634               25,293                31,868

               Loss severity rate:     10% adverse change             1,596               25,310                31,526
                                       20% adverse change             1,516               24,670                30,497

               Default rate:           10% adverse change             1,612               25,083                31,355
                                       20% adverse change             1,557               24,228                30,175

               Discount rate:          10% adverse change             1,599               25,103                31,787
                                       20% adverse change             1,529               24,301                31,051

      The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

                                                                                Nine Months Ended          Year Ended
                                                                                December 31, 2002       December 31, 2003
                                                                                -----------------       -----------------
               Proceeds from new sales of receivables........................        $ 72,418               $ 93,918
               Collections on previously sold receivables....................         (55,253)               (87,311)
               Servicing fees received......................................            2,498                  3,690
               Purchases of foreclosed assets................................            (614)                (1,283)
               Resales of foreclosed assets.................................          (13,298)               (14,769)
               Remarketing fees received.....................................           5,723                  7,394
               Cash received on retained interests in notes receivable sold..          14,555                 12,817
               Cash paid to fund required reserve accounts...................          (1,865)                (3,939)

      Quantitative information about the portfolios of notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

                                                                                                       Year Ended
                                                                       As of December 31, 2003      December 31, 2003
                                                                     ----------------------------   ------------------
                                                                       Total     Principal Amount
                                                                     Principal       of Loans
                                                                     Amount of     More than 60     Credit Losses, Net
                                                                       Loans       Days Past Due       of Recoveries
                                                                     ---------   ----------------   ------------------
       1996 REMIC-- homesite mortgages...........................     $  1,023         $   12           $    32
       GE/Wachovia Purchase Facility  -- vacation
          ownership receivables..................................       16,925          1,086                --
       Purchase Facility -- vacation ownership
          receivables............................................      116,276          4,311                63
       2002 Term Securitization-- vacation ownership
          receivables............................................      132,438          7,546             4,254

      The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders' equity, is net of income taxes of approximately $1.6 million, $288,000 and $1.1 million as of March 31, 2002, December 31, 2002 and December 31, 2003, respectively.

      In connection with the 2002 Term Securitization (see Note 5), we recognized a $4.7 million gain and reversed previously recorded unrealized gains related to the GE/Barclays Purchase Facility and the Purchase Facility totaling

$3.6 million. During the year ended December 31, 2003, we recorded an other-than-temporary decrease of approximately $912,000, netted against interest income on our consolidated statement of income, in the fair value of our retained interest associated with the 2002 Term Securitization, based on higher than projected default rates in the portfolio of receivables securitized.

      During the nine months ended December 31, 2002, we exchanged our retained interest in a 1995 REMIC transaction for the underlying mortgages and related assets. The 1995 REMIC retained interest was exchanged in connection with the termination of the REMIC, as all of the senior 1995 REMIC security holders had received all of the required cash flows pursuant to the terms of their REMIC certificates. We realized a $409,000 gain on the exchange, based on the net realizable value of the mortgages and other assets received and the amortized cost of the retained interest. We had previously recorded an unrealized gain of $244,000 on this retained interest in notes receivable sold.

Servicing Assets

      The changes in our servicing assets, included in other assets in our consolidated balance sheets, for the nine months ended December 31, 2002 and the year ended December 31, 2003, were as follows (in thousands):

                 Balance at March 31, 2002.......................................    $ 1,189
                 Additions.......................................................      2,981
                 Less: disposal in 2002 Term Securitization (see Note 5).........     (1,504)
                 Less: amortization..............................................       (372)
                                                                                     -------
                 Balance at December 31, 2002....................................      2,294
                 Additions.......................................................      1,141
                 Less: amortization..............................................       (758)
                                                                                     -------
                 Balance at December 31, 2003....................................    $ 2,677
                                                                                     =======

      The estimated fair value of the servicing assets approximated their carrying amounts as of December 31, 2002 and 2003. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates and the other assumptions used to measure the fair value of our retained interests for portfolios of notes receivable sold. A valuation allowance is recorded where the fair value of the servicing assets is below the related carrying amount. As of December 31, 2002 and 2003, no such valuation allowance was necessary.

7. Inventory

      Our net inventory holdings, summarized by division, are set forth below (in thousands).

                                                      December 31, 2002   December 31, 2003
                                                      -----------------   -----------------
                Bluegreen Resorts.................         $ 71,097           $ 98,085
                Bluegreen Communities.............          102,034            121,805
                                                           --------           --------
                                                           $173,131           $219,890
                                                           ========           ========

      Bluegreen Resorts inventory as of December 31, 2002, consisted of land inventory of $9.4 million, $27.0 million of construction-in-progress and $34.7 million of completed units. Bluegreen Resorts inventory as of December 31, 2003, consisted of land inventory of $28.8 million, $30.2 million of construction-in-progress and $39.1 million of completed units.

      Interest capitalized during the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, totaled $8.0 million, $4.7 million and $7.2 million, respectively. Interest expense in our consolidated statements of income is net of capitalized interest.

      During the year ended March 31, 2002 and nine months ended December 31, 2002, we recognized impairment charges of $4.1 million and $750,000, respectively, on our Crystal Cove(TM) residential land project in Rockwood, Tennessee. These impairment charges are included in cost of sales in our consolidated statements of income. Certain aspects of the Crystal Cove project required changes in planned development methods, which are expected to be more costly than our original estimates. The fair value of the Crystal Cove project was determined based on the estimated cash flows from the project.

8. Property and Equipment

      The table below sets forth the property and equipment held by us (in thousands).

                                                                               Useful         December 31,  December 31,
                                                                                Life              2002          2003
                                                                             -----------      ------------  ------------
       Office equipment, furniture and fixtures...........................    3-14 years         $27,348      $ 34,678
       Golf course land, land improvements, buildings and equipment.......   10-30 years          25,958        25,993
       Land, buildings and building improvements..........................   10-30 years          12,119        21,753
       Leasehold improvements.............................................    3-14 years           5,152         6,203
       Aircraft...........................................................    3-5 years            1,285         1,403
       Vehicles and equipment.............................................    3-5 years              694           804
                                                                                                 -------      --------
                                                                                                  72,556        90,834
       Accumulated depreciation and amortization of leasehold
          improvements....................................................                       (20,769)      (27,404)
                                                                                                 -------      --------
                 Total....................................................                       $51,787      $ 63,430
                                                                                                 =======      ========

9. Goodwill and Intangible Assets

      The table below sets forth the intangible assets held by us (in thousands).

                                                                       December 31,           December 31,
                                                                           2002                   2003
                                                                           ----                   ----
            Finite-lived intangible assets:
              Customer list -- vacation packages sold ...........         $13,654               $ 13,654
              Customer list -- telemarketing leads ..............             316                     --
                                                                          -------               --------
                                                                           13,970                 13,654
            Accumulated amortization ............................          (3,132)               (12,717)
                                                                          -------               --------
                                                                          $10,838               $    937
                                                                          =======               ========

            Aggregate amortization expense ......................         $ 3,132               $  9,901
                                                                          =======               ========

      At December 31, 2002 and 2003, our goodwill totaled $2.4 million and $2.8 million, respectively. All of our goodwill relates to our Bluegreen Resorts division. Our impairment tests during the nine months ended December 31, 2002 and the year ended December 31, 2003 determined that no goodwill impairment existed. See also Note 2, for further discussion on the goodwill and intangible assets acquired in connection with our acquisition of substantially all of the assets of TMOV.

10. Receivable-Backed Notes Payable

      We have a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation, which we originally entered into on February 10, 2003 and subsequently amended on September 10, 2003. The amendment increased the borrowing capacity from $50.0 million to $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005 and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90.00% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00%. We were required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. During the year ended December 31, 2003, we borrowed an aggregate of $23.8 million pursuant to the GMAC Receivables Facility, with $18.0 million of such borrowings outstanding at December 31, 2003.

      We also have a $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") for the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. The interest rate charged on outstanding receivable borrowings under the revolving credit facility through September 30, 2003 was the prime lending rate plus 0.75% when the average monthly outstanding loan balance was greater than or equal to $10.0 million. If the average monthly outstanding loan balance was less than $10.0 million, the interest rate is the greater of 7.00% or the prime lending rate plus 1.00%. Effective October 1, 2003, the interest rate under this facility was amended to be the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million and the greater of 4.00% or the prime lending rate plus 0.50% when the outstanding loan balance is less than $15.0 million. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In March 2003, Foothill extended our ability to borrow under the facility through December 31, 2005, and extended the maturity date to December 31, 2007 for borrowings collateralized by receivables. At December 31, 2003, the outstanding principal balance under this facility was approximately $6.9 million, $3.3 million of which related to Bluegreen Resorts' receivables borrowings and $3.6 million of which related to Bluegreen Communities' receivables borrowings.

      At December 31, 2003, $29.8 million in notes receivable secured our $24.9 million in receivable-backed notes payable.

11. Lines-of-Credit and Notes Payable

      We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (in thousands).

                                                                                               December 31,   December 31,
                                                                                                    2002          2003
                                                                                                    ----          ----
            Lines-of-credit secured by inventory and golf courses with a carrying value of $133.0 million at December 31, 2003. Interest rates range from 4.38% to
            7.50% at December 31, 2002 and from 1.87% to 6.25% at December 31, 2003
            Maturities range from September 2004 to October 2007 ...........................       $24,522       $65,109

            Notes and mortgage notes secured by certain inventory, property and equipment and investments with an aggregate carrying value of $32.7 million at December 31, 2003. Interest rates ranging from 4.25% to 10.00% at
            December 31, 2002 and from 3.12% to 11.00% at December 31, 2003. Maturities
            range from on demand to September 2015 .........................................         8,600        20,574

            Unsecured notes payable to former stockholders of RDI. Interest rate of
            9.00%. Matured in October 1999 (see Note 16) ...................................         1,000         1,000

            Lease obligations with imputed interest rates ranging from 3.12% to 5.75%
            Maturities range from March 2006 to August 2007 ................................           287         1,175
                                                                                                   -------       -------
                   Total ...................................................................       $34,409       $87,858
                                                                                                   =======       =======

      The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable for each of the five fiscal years subsequent to December 31, 2003. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

                                       2004........       $39,993
                                       2005........        26,184
                                       2006........        20,916
                                       2007........           505
                                       2008........            41
                                       Thereafter..           219
                                                          -------
                                         Total.....       $87,858
                                                          =======

      The following is a discussion of our significant credit facilities and material new borrowings during the year ended December 31, 2003:

      Certain of our direct and indirect wholly-owned Bluegreen Communities subsidiaries have a $50.0 million revolving credit facility (the "GMAC Communities Facility") with RFC, on which we serve as the guarantor. The GMAC Communities Facility is secured by the real property (and personal property related thereto) at our following residential land projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire(TM) (New Kent County, Virginia); Mountain

Lakes Ranch(TM) (Bluffdale, Texas); Ridge Lake Shores(TM) (Magnolia, Texas); Riverwood Forest(TM) (Fulshear, Texas); Waterstone(TM) (Boerne, Texas), Catawba Falls Preserve(TM) (Black Mountain, North Carolina) and Yellowstone Creek Ranch(TM) (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility, which are subject to certain conditions, can be made through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is prime lending rate plus 1.00% and is payable monthly. We are required to pay an annual commitment fee equal to 0.33% of the $50.0 million GMAC Communities Facility amount. The GMAC Communities Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. Proceeds from the GMAC Communities Facility are used to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. During the year ended December 31, 2003, we borrowed $25.1 million under the GMAC Communities Facility, with $13.6 million of such borrowings outstanding at December 31, 2003.

      RFC has also provided us with a $45.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC Resorts AD&C Facility"). The borrowing period on the GMAC Resorts AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009. Principal is repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to certain minimum periodic principal reductions. Indebtedness under the facility bears interest at LIBOR plus 4.75% and is payable monthly. We were required to pay an upfront loan fee of $112,500 in connection with the GMAC Resorts AD&C Facility. On October 16, 2003, we borrowed $17.4 million under this facility in connection with our acquisition of The Fountains (f/k/a Oasis Lakes Resort), an existing vacation ownership resort located in Orlando, Florida, for a total purchase price of $20.5 million. The acquisition included certain unsold VOIs, land that can accommodate the construction of approximately 576 additional vacation residences, a clubhouse and pool complex, a 20,000 square-foot sales center, an adjoining parcel of land that is zoned for commercial use and certain notes receivable. The borrowing, which is secured by the underlying assets, matures no later than September 16, 2007. On October 10, 2003, we borrowed an additional $8.1 million under the GMAC Resorts AD&C Facility. This borrowing was collateralized by VOIs and land held for future development at our 51%-owned Big Cedar Wilderness Club resort and matures no later than October 10, 2007. The aggregate outstanding balance under this revolving credit facility was $24.2 million at December 31, 2003.

      We also have a $35.0 million revolving credit facility, the draw period for which has expired, with Finova Capital Corporation. We used this facility to finance the acquisition and development of Bluegreen Communities and Bluegreen Resorts projects. The facility is secured by the real property (and personal property related thereto) with respect to which borrowings are made. The interest charged on outstanding borrowings is the greater of 7.00% or the prime lending rate plus 1.25% to 2.00% and is payable monthly. On January 21, 2003, in connection with our acquisition of 2,341 unsold VOIs in the Casa Del Mar(TM) Beach Resort, located in Ormond Beach, Florida, we borrowed $4.8 million under this revolving credit facility. The total purchase price of the acquisition was $5.3 million. The borrowing requires principal payments based on agreed-upon release prices as VOIs are sold, subject to certain minimum periodic principal reductions, and matures on January 31, 2005. On August 29, 2003, we borrowed an additional $6.7 million under this revolving credit facility in the form of two promissory notes in connection with our acquisition of 3,996 unsold VOIs and certain undeveloped land in a resort called the Grande Villas at World Golf Village(R), located in St. Augustine, Florida. The total purchase price of the acquisition was $8.4 million. The promissory notes require principal payments based on agreed-upon release prices as VOIs are sold, subject to certain minimum periodic principal reductions. The final maturities of the promissory notes are February 28, 2005 for the $5.6 million promissory note and August 29, 2006 for the $1.1 million promissory note. The aggregate outstanding balance under this revolving credit facility, which includes the aforementioned borrowings as well as previous borrowings collateralized by two of our Bluegreen Communities properties totaled $17.8 million at December 31, 2003.

      On December 22, 2003, we signed a combination $30.0 million Acquisition and Development and VOI Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period on the Textron Facility expires on December 22, 2005, and outstanding borrowings mature no later than January 1, 2006. Principal will be repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of 1) the date that 85% of the VOIs in the financed resort are sold or 2) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. On December 22, 2003, we utilized this facility to borrow $9.6 million of the purchase price of The Hammocks at Marathon resort located in Marathon, Florida. The balance of this facility will be available to finance the cost of renovations on the Marathon property and for borrowings collateralized by our vacation ownership receivables. Receivable-backed borrowings under the Textron Facility will bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. As of December 31, 2003, $9.6 million was outstanding under the Textron Facility.

      On April 15, 2003, we borrowed $3.3 million from First Bank. The proceeds from the borrowing were used to acquire 1,125 acres of land in Comal County, Texas for the purpose of developing a community called Mountain Springs Ranch(TM). The total purchase price of the land was $4.8 million. The borrowing, which is secured by the underlying land, requires quarterly principal payments of $371,875 beginning on June 2, 2004 and bears interest at the prime lending rate, payable monthly. The note matures on May 2, 2006.

      On May 7, 2003, we borrowed $1.6 million from Bank One. The proceeds from the borrowing were used to acquire 921 acres of land in Parker County, Texas for the purpose of developing a community called Quail Springs Ranch(TM). The total purchase price of the land was $2.3 million. The borrowing, which is secured by the underlying land, requires quarterly principal payments of approximately $137,000 beginning on August 7, 2003 and bears interest at the prime lending rate, payable quarterly. The note matures on May 7, 2006. As of December 31, 2003, the balance outstanding under this borrowing was $1.2 million

      On November 12, 2003, we borrowed $7.9 million from Wachovia Bank, N.A. The proceeds from the borrowing were used to acquire 500 acres of land near St. Simons Island in Brunswick County, Georgia for the purpose of developing a golf course community known as Sanctuary Cove. The total purchase price of the land was $11.3 million. The borrowing, which is secured by the underlying land, requires interest only payments through November 12, 2004, at which time quarterly principal payments of $494,000 will also be required in addition to the monthly interest payments. The borrowing bears interest at the LIBOR lending rate plus 2.00% and has a final maturity date of October 12, 2006, which can be extended to October 12, 2008 at our option.

12. Note Offering

      On April 1, 1998, we consummated a private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes became redeemable at our option, in whole or in part, in cash, on April 1, 2003, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 -- 105.25%; 2004 -- 103.50%; 2005 -- 101.75% and 2006
and thereafter -- 100.00%. The Notes are our senior obligations and rank pari passu in right of payment with all of our existing and future senior indebtedness and rank senior in right of payment to all of our existing and future subordinated obligations. None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security thereon.

      The Notes are unconditionally guaranteed, jointly and severally, by each of our existing and future subsidiaries (the "Subsidiary Guarantors"), with the exception of the Joint Venture, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries").

      Each of the Note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain Bluegreen Communities properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2003, the Pledged Properties had an aggregate carrying value of approximately $5.8 million. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

      Supplemental financial information for Bluegreen Corporation, our combined Non-Guarantor Subsidiaries and our combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                               December 31, 2002
                                                      ----------------------------------------------------------------------

                                                                     Combined       Combined
                                                       Bluegreen   Non-Guarantor   Subsidiary
                                                      Corporation   Subsidiaries   Guarantors   Eliminations    Consolidated
                                                      -----------   ------------   ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................      $ 22,373        $17,951      $  6,581      $      --       $ 46,905
Contracts receivable, net .......................            --          1,457        14,773             --         16,230
Intercompany receivable .........................       101,549             --            --       (101,549)            --
Notes receivable, net ...........................         1,740          9,434        50,621             --         61,795
Other assets ....................................         6,576          1,792        31,548             --         39,916
Inventory, net ..................................            --         19,440       153,691             --        173,131
Retained interests in notes receivable sold .....            --         44,228            --             --         44,228
Investments in subsidiaries .....................         7,730             --         3,230        (10,960)            --
Property and equipment, net .....................         9,791          1,959        40,037             --         51,787
                                                       --------        -------      --------      ---------       --------
       Total assets .............................      $149,759        $96,261      $300,481      $(112,509)      $433,992
                                                       ========        =======      ========      =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other      $  8,510        $22,485      $ 26,124      $      --       $ 57,119
  Intercompany payable ..........................                        8,392        93,157       (101,549)            --
  Deferred income taxes .........................       (19,344)        24,698        25,846             --         31,200
  Lines-of-credit and notes payable .............         3,384          3,000        33,385             --         39,769
  10.50% senior secured notes payable ...........       110,000             --            --             --        110,000
  8.25% convertible subordinated debentures .....        34,371             --            --             --         34,371
                                                       --------        -------      --------      ---------       --------
       Total liabilities ........................       136,921         58,575       178,512       (101,549)       272,459
  Minority interest .............................            --             --            --          3,250          3,250
  Total shareholders' equity ....................        12,838         37,686       121,969        (14,210)       158,283
                                                       --------        -------      --------      ---------       --------
       Total liabilities and shareholders' equity      $149,759        $96,261      $300,481      $(112,509)      $433,992
                                                       ========        =======      ========      =========       ========

                                                                                December 31, 2003
                                                      ----------------------------------------------------------------------

                                                                      Combined       Combined
                                                       Bluegreen   Non-Guarantor    Subsidiary
                                                      Corporation   Subsidiaries    Guarantors   Eliminations    Consolidated
                                                      -----------   ------------    ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................      $ 29,872        $ 28,100      $ 15,059      $      --       $ 73,031
Contracts receivable, net .......................            --           1,075        24,447             --         25,522
Intercompany receivable .........................       100,191              --            --       (100,191)            --
Notes receivable, net ...........................           847          19,232        74,115             --         94,194
Other assets ....................................         6,229           3,372        23,763             --         33,364
Inventory, net ..................................            --          22,225       197,665             --        219,890
Retained interests in notes receivable sold .....            --          60,975            --             --         60,975
Investments in subsidiaries .....................         7,730              --         3,230        (10,960)            --
Property and equipment, net .....................        11,936           1,900        49,594             --         63,430
                                                       --------        --------      --------      ---------       --------
       Total assets .............................      $156,805        $136,879      $387,873      $(111,151)      $570,406
                                                       ========        ========      ========      =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other      $ 13,266        $ 29,258      $ 35,280      $      --       $ 77,804
  Intercompany payable ..........................            --           1,127        99,064       (100,191)            --
  Deferred income taxes .........................       (19,954)         29,314        34,564             --         43,924
  Lines-of-credit and notes payable .............         5,026          22,759        84,994             --        112,779
  10.50% senior secured notes payable ...........       110,000              --            --             --        110,000
  8.25% convertible subordinated debentures .....        34,371              --            --             --         34,371
                                                       --------        --------      --------      ---------       --------
       Total liabilities ........................       142,709          82,458       253,902       (100,191)       378,878
  Minority interest .............................            --              --            --          4,648          4,648
  Total shareholders' equity ....................        14,096          54,421       133,971        (15,608)       186,880
                                                       --------        --------      --------      ---------       --------
       Total liabilities and shareholders' equity      $156,805        $136,879      $387,873      $(111,151)      $570,406
                                                       ========        ========      ========      =========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                 Year Ended March 31, 2002
                                                          ------------------------------------------------------------------------

                                                                          Combined       Combined
                                                           Bluegreen   Non-Guarantor    Subsidiary
                                                          Corporation   Subsidiaries    Guarantors     Eliminations    Consolidated
                                                          -----------   ------------    ----------     ------------    ------------
REVENUES
  Sales of real estate ...............................      $     --       $ 21,604      $219,024        $      --       $240,628
  Other resort and communities operations revenue ....            --          3,943        21,527               --         25,470
  Management fees ....................................        26,133             --            --          (26,133)            --
  Interest income ....................................           564          4,968         9,915               --         15,447
  Gain on sales of notes receivable ..................            --          6,280            --               --          6,280
                                                            --------       --------      --------        ---------       --------
                                                              26,697         36,795       250,466          (26,133)       287,825
COSTS AND EXPENSES
  Cost of real estate sales ..........................            --          6,606        79,919               --         86,525
  Cost of other resort and communities operations ....            --          1,532        22,012               --         23,544
  Management fees ....................................            --          1,086        25,047          (26,133)            --
  Selling, general and administrative expenses .......        25,686         12,234       102,324               --        140,244
  Interest expense ...................................         8,371            578         4,068               --         13,017
  Provision for loan losses ..........................            --            242         4,609               --          4,851
  Other expense (income) .............................          (239)         1,105          (704)              --            162
                                                            --------       --------      --------        ---------       --------
                                                              33,818         23,383       237,275          (26,133)       268,343
                                                            --------       --------      --------        ---------       --------
  Income (loss) before minority interest and provision
     (benefit) for income taxes ......................        (7,121)        13,412        13,191               --         19,482
  Minority interest in income of consolidated
     subsidiary ......................................            --             --            --              405            405
                                                            --------       --------      --------        ---------       --------
  Income (loss) before provision (benefit) for income
     taxes ...........................................        (7,121)        13,412        13,191              405         19,077
  Provision (benefit) for income taxes ...............        (2,742)         4,690         5,397               --          7,345
                                                            --------       --------      --------        ---------       --------
  Net income (loss) ..................................      $ (4,379)      $  8,722      $  7,794        $    (405)      $ 11,732
                                                            ========       ========      ========        =========       ========

                                                                                  Nine Months Ended December 31, 2002
                                                                 -------------------------------------------------------------------

                                                                                Combined      Combined
                                                                  Bluegreen   Non-Guarantor  Subsidiary
                                                                 Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                 -----------  ------------   ----------   ------------  ------------
REVENUES
  Sales of real estate ........................................    $     --      $18,561      $204,094      $     --      $222,655
  Other resort and communities operations revenue .............          --        1,901        25,147            --        27,048
  Management fees .............................................      24,148           --            --       (24,148)           --
  Interest income .............................................         239        5,652         6,344            --        12,235
  Gain on sales of notes receivable ...........................          --       10,035            --            --        10,035
                                                                   --------      -------      --------      --------      --------
                                                                     24,387       36,149       235,585       (24,148)      271,973
                                                                   --------      -------      --------      --------      --------
COSTS AND EXPENSES
  Cost of real estate sales ...................................          --        5,103        72,820            --        77,923
  Cost of other resort and communities operations .............          --          782        26,113            --        26,895
  Management fees .............................................          --          589        23,559       (24,148)           --
  Selling, general and administrative expenses ................      17,518       11,204        99,586            --       128,308
  Interest expense ............................................       7,389          319         2,116            --         9,824
  Provision for loan losses ...................................          --          399         2,433            --         2,832
  Other expense (income) ......................................        (137)       1,156           501            --         1,520
                                                                   --------      -------      --------      --------      --------
                                                                     24,770       19,552       227,128       (24,148)      247,302
                                                                   --------      -------      --------      --------      --------
  Income (loss) before minority interest and provision
     (benefit) for income taxes ...............................        (383)      16,597         8,457            --        24,671
  Minority interest in income of consolidated subsidiary ......          --           --            --           816           816
                                                                   --------      -------      --------      --------      --------
  Income (loss) before provision (benefit) for income
      taxes ...................................................        (383)      16,597         8,457          (816)       23,855
  Provision (benefit) for income taxes ........................        (137)       5,034         3,582            --         8,479
                                                                   --------      -------      --------      --------      --------
  Income (loss) before cumulative effect of change in
     accounting principle .....................................        (246)      11,563         4,875          (816)       15,376
  Cumulative effect of change in accounting principle,
     net of income taxes ......................................          --         (714)       (5,215)           --        (5,929)
  Minority interest in cumulative effect of change in
     accounting principle, net of income taxes ................          --           --            --          (350)         (350)
                                                                   --------      -------      --------      --------      --------
  Net income (loss) ...........................................    $   (246)     $10,849      $   (340)     $   (466)     $  9,797
                                                                   ========      =======      ========      ========      ========

                                                                                 Year Ended December 31, 2003
                                                             -----------------------------------------------------------------------

                                                                            Combined        Combined
                                                              Bluegreen   Non-Guarantor    Subsidiary
                                                             Corporation   Subsidiaries    Guarantors    Eliminations   Consolidated
                                                             -----------   ------------    ----------    ------------   ------------
REVENUES
  Sales of real estate ..................................      $     --       $38,457       $319,855       $      --       $358,312
  Other resort and communities operations revenue .......            --         7,394         48,000              --         55,394
  Management fees .......................................        38,855            --             --         (38,855)            --
  Interest income .......................................           282         7,703          9,551              --         17,536
  Gain on sales of notes receivable .....................            --         6,563             --              --          6,563
  Other income ..........................................            40             1            608              --            649
                                                               --------       -------       --------       ---------       --------
                                                                 39,177        60,118        378,014         (38,855)       438,454
COSTS AND EXPENSES
  Cost of real estate sales .............................            --         9,838         99,172              --        109,010
  Cost of other resort and communities operations .......            --         3,016         56,809              --         59,825
  Management fees .......................................            --         1,114         37,741         (38,855)            --
  Selling, general and administrative expenses ..........        29,589        21,600        152,975              --        204,164
  Interest expense ......................................         9,819           712          3,505              --         14,036
  Provision for loan losses .............................            --           926          5,168              --          6,094
                                                               --------       -------       --------       ---------       --------
                                                                 39,408        37,206        355,370         (38,855)       393,129
                                                               --------       -------       --------       ---------       --------
  Income (loss) before minority interest and provision
     (benefit) for income taxes .........................          (231)       22,912         22,644              --         45,325
  Minority interest in income of consolidated
     subsidiary .........................................            --            --             --           3,330          3,330
                                                               --------       -------       --------       ---------       --------
  Income (loss) before provision for income
taxes ...................................................          (231)       22,912         22,644          (3,330)        41,995
  Provision (benefit) for income taxes ..................           (89)        7,539          8,718              --         16,168
                                                               --------       -------       --------       ---------       --------
  Net income (loss) .....................................      $   (142)      $15,373       $ 13,926       $  (3,330)      $ 25,827
                                                               ========       =======       ========       =========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended March 31, 2002
                                                                                ----------------------------------------------------
                                                                                               Combined      Combined
                                                                                 Bluegreen   Non-Guarantor  Subsidiary
                                                                                Corporation   Subsidiaries  Guarantors  Consolidated
                                                                                -----------   ------------  ----------  ------------
Operating activities:
  Net cash provided by operating activities ...................................   $  5,261      $  3,107      $ 23,282    $ 31,650
                                                                                  --------      --------      --------    --------
Investing activities:
  Cash received from retained interests in notes receivable sold ..............         --         7,856            --       7,856
  Investment in note receivable ...............................................     (1,685)           --            --      (1,685)
  Principal payments received on investment in note receivable ................      4,643            --            --       4,643
  Purchases of property and equipment .........................................     (2,722)       (1,472)       (8,746)    (12,940)
  Proceeds from sales of property and equipment ...............................          4            --            40          44
                                                                                  --------      --------      --------    --------
Net cash provided (used) by investing activities ..............................        240         6,384        (8,706)     (2,082)
                                                                                  --------      --------      --------    --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and notes payable ..     50,225            --         9,645      59,870
  Payments under line-of-credit facilities and notes payable ..................    (50,447)       (3,876)      (25,004)    (79,327)
  Payment of debt issuance costs ..............................................       (114)       (1,165)         (289)     (1,568)
  Proceeds from exercise of employee and director stock options ...............        156            --            --         156
                                                                                  --------      --------      --------    --------
Net cash used by financing activities .........................................       (180)       (5,041)      (15,648)    (20,869)
                                                                                  --------      --------      --------    --------
Net increase (decrease) in cash and cash equivalents ..........................      5,321         4,450        (1,072)      8,699
Cash and cash equivalents at beginning of year ................................     13,290        17,125         9,601      40,016
                                                                                                --------      --------    --------
Cash and cash equivalents at end of year ......................................     18,611        21,575         8,529      48,715
Restricted cash and cash equivalents at end of year ...........................         --       (20,199)       (7,470)    (27,669)
                                                                                  --------      --------      --------    --------
Unrestricted cash and cash equivalents at end of year .........................   $ 18,611      $  1,376      $  1,059    $ 21,046
                                                                                  ========      ========      ========    ========

                                                                                  Nine Months Ended December 31, 2002
                                                                   -----------------------------------------------------------------
                                                                                 Combined
                                                                                    Non-       Combined
                                                                    Bluegreen    Guarantor    Subsidiary
                                                                   Corporation  Subsidiaries  Guarantors  Eliminations  Consolidated
                                                                   -----------  ------------  ----------  ------------  ------------
Operating activities:
Net cash provided (used) by operating activities .................   $ 10,471     $(14,917)     $ 11,483     $    --      $  7,037
                                                                     --------     --------      --------     -------      --------
Investing activities:
  Cash received from retained interests in notes .................         --       14,555            --          --        14,555
     receivable sold
  Investment in subsidiary .......................................       (100)          --            --         100            --
  Business acquisition ...........................................         --           --        (2,292)         --        (2,292)
  Purchases of property and equipment ............................     (1,285)        (315)       (2,779)         --        (4,379)
  Proceeds from sales of property and equipment ..................         --           --            48          --            48
                                                                     --------     --------      --------     -------      --------
Net cash provided (used) by investing activities .................     (1,385)      14,240        (5,023)        100         7,932
                                                                     --------     --------      --------     -------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities
     and notes payable ...........................................         --           --        18,696          --        18,696
  Payments under line-of-credit facilities and notes payable .....         (7)      (1,692)      (25,771)         --       (27,470)
  Payment of 8% convertible, subordinated notes payable to related
     parties .....................................................     (6,000)          --            --          --        (6,000)
  Payment of debt issuance costs .................................         --       (1,355)       (1,333)         --        (2,688)
  Proceeds from capitalization of subsidiary .....................         --          100            --        (100)           --
  Proceeds from exercise of employee and director stock options ..        683           --            --          --           683
                                                                     --------     --------      --------     -------      --------
Net cash used by financing activities ............................     (5,324)      (2,947)       (8,408)       (100)      (16,779)
                                                                     --------     --------      --------     -------      --------
Net (decrease) increase in cash and cash equivalents .............      3,762       (3,624)       (1,948)         --        (1,810)
Cash and cash equivalents at beginning of period .................     18,611       21,575         8,529          --        48,715
                                                                     --------     --------      --------     -------      --------
Cash and cash equivalents at end of period .......................     22,373       17,951         6,581          --        46,905
Restricted cash and cash equivalents at end of period ............       (173)     (13,797)       (6,581)         --       (20,551)
                                                                     --------     --------      --------     -------      --------
Unrestricted cash and cash equivalents at end of period ..........   $ 22,200     $  4,154      $     --     $    --      $ 26,354
                                                                     ========     ========      ========     =======      ========

                                                                                           Year Ended December 31, 2003
                                                                            --------------------------------------------------------
                                                                                            Combined       Combined
                                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                                            Corporation   Subsidiaries    Guarantors    Consolidated
                                                                            -----------   ------------    ----------    ------------
Operating activities:
  Net cash provided (used) by operating activities .....................      $  9,928       $ (8,358)      $ 33,365      $ 35,435
                                                                              --------       --------       --------      --------
Investing activities:
  Cash received from retained interests in notes receivable sold .......            --         12,817             --        12,817
  Principal payments received on investment in note receivable .........           456             --             --           456
  Business acquisition .................................................            --             --           (500)         (500)
  Purchases of property and equipment ..................................        (3,310)          (420)        (8,163)      (11,893)
  Proceeds from sales of property and equipment ........................           854             --            230         1,084
                                                                              --------       --------       --------      --------
Net cash provided (used) by investing activities .......................        (2,000)        12,397         (7,933)        1,964
                                                                              --------       --------       --------      --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable .....................................................         7,000          8,125         25,000        40,125
  Payments under line-of-credit facilities and notes payable ...........        (7,568)        (1,384)       (41,026)      (49,978)
  Payment of debt issuance costs .......................................        (1,073)          (631)          (928)       (2,632)
  Proceeds from exercise of employee and director stock options ........         1,212             --             --         1,212
                                                                              --------       --------       --------      --------
Net cash (used) provided by financing activities .......................          (429)         6,110        (16,954)      (11,273)
                                                                              --------       --------       --------      --------
Net increase in cash and cash equivalents ..............................         7,499         10,149          8,478        26,126
Cash and cash equivalents at beginning of year .........................        22,373         17,951          6,581        46,905
                                                                              --------       --------       --------      --------
Cash and cash equivalents at end of year ...............................        29,872         28,100         15,059        73,031
Restricted cash and cash equivalents at end of year ....................          (173)       (21,537)       (11,830)      (33,540)
                                                                              --------       --------       --------      --------
Unrestricted cash and cash equivalents at end of year ..................      $ 29,699       $  6,563       $  3,229      $ 39,491
                                                                              ========       ========       ========      ========

13. Convertible Subordinated Notes Payable and Debentures

Notes Payable

      On September 11, 2002, we repaid upon maturity our 8.00% convertible subordinated promissory notes in the aggregate principal amount of $6.0 million to the two former members of our Board of Directors and an affiliate of a former member of our Board of Directors.

Debentures

      We had $34.4 million of our 8.25% Convertible Subordinated Debentures (the "Debentures") outstanding at both December 31, 2002 and 2003. The Debentures are convertible at any time prior to their maturity in 2012, unless previously redeemed, into our common stock at a current conversion price of $8.24 per share, subject to adjustment under certain conditions. The Debentures are redeemable at any time, at our option, in whole or in part at 100% of the face amount. We are obligated to redeem annually 10% of the original principal amount ($46.0 million) of the

Debentures issued, commencing May 15, 2003, net of previous redemptions of approximately $11.6 million (accordingly, the first actual redemptions will occur on May 15, 2005). Such redemptions are calculated to retire 90% of the principal amount of the Debentures prior to their maturity. The Debentures are unsecured and subordinated to all of our senior indebtedness. Interest is payable semi-annually on May 15 and November 15.

      Under financial covenants of the Indenture pursuant to which the Debentures were issued, we are required to maintain a net worth of not less than $29.0 million. Should our net worth fall below $29.0 million for two consecutive quarters, we are required to make an offer to purchase 20% of the outstanding Debentures at par, plus accrued interest.

14. Fair Value of Financial Instruments

      In estimating the fair values of our financial instruments, we used the following methods and assumptions:

      Cash and cash equivalents: The amounts reported in our consolidated balance sheets for cash and cash equivalents approximate fair value.

      Contracts receivable: The amounts reported in our consolidated balance sheets for contracts receivable approximate fair value. Contracts receivable are non-interest bearing and generally convert into cash or an interest-bearing mortgage note receivable within thirty days.

      Notes receivable: The amounts reported in our consolidated balance sheets for notes receivable approximate fair value based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

      Retained interests in notes receivable sold: Retained interests in notes receivable sold are carried at fair value based on discounted cash flow analyses.

      Lines-of-credit, notes payable and receivable-backed notes payable: The amounts reported in our consolidated balance sheets approximate their fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate indebtedness was estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

      10.50% senior secured notes payable: The fair value of our 10.50% senior secured notes is based on the quoted market price in the over-the-counter bond market.

      8.25% convertible subordinated debentures: The fair value of our 8.25% convertible subordinated debentures is based on the quoted market price as reported on the New York Stock Exchange.

                                                                          December 31, 2002              December 31, 2003
                                                                       ------------------------      --------------------------
                                                                       Carrying      Estimated       Carrying        Estimated
                                                                        Amount       Fair Value        Amount        Fair Value
      Cash and cash equivalents ...............................        $ 46,905        $46,905        $ 73,031        $ 73,031
      Contracts receivable, net ...............................          16,230         16,230          25,522          25,522
      Notes receivable, net ...................................          61,795         61,795          94,194          94,194
      Retained interests in notes receivable sold .............          44,228         44,228          60,975          60,975
      Lines-of-credit, notes payable, and receivable-
         backed notes payable .................................          39,769         39,837         112,779         112,839
      10.50% senior secured notes payable .....................         110,000         90,200         110,000         112,000
      8.25% convertible subordinated debentures ...............          34,371         29,215          34,371          35,058

15. Common Stock and Stock Option Plans

Stock Option Plans

      Under our employee stock option plans, options can be granted with various vesting periods. All options granted to employees prior to December 31, 2002, vest ratably over a five-year period from the date of grant (20% per year). Options granted to employees subsequent to December 31, 2002, 100% vest on the five year anniversary of date of grant. Our options are granted at exercise prices that either equal or exceed the quoted market price of our common stock at the respective dates of grant. All of our options expire ten years from the date of grant.

      The stock option plan covering our non-employee directors provides for the grant to our non-employee directors (the "Outside Directors") of non-qualified stock options. All options granted to Outside Directors prior to December 31, 2002 vest ratably over a three-year period while all options granted after December 31, 2002 vest immediately upon grant. All Outside Director stock options expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances. Due to a "change in control" provision in the Outside Directors' stock option agreements, all outstanding Outside Directors options as of April 10, 2002 immediately vested when Levitt Corporation ("Levitt") (NYSE: LEV) acquired an aggregate of approximately 8.0 million shares of our outstanding common stock from certain real estate funds associated with Morgan Stanley Dean Witter and Company and Grace Brothers, Ltd. in private transactions. As a result of these purchases and the December 2003 transfer of BankAtlantic Bancorp, Inc.'s ownership interest in our common stock to Levitt in connection with its spin-off, Levitt beneficially owned approximately 38% of our outstanding common stock as of December 31, 2003.

      A summary of our stock option activity related to our Employee and Outside Directors Plans is presented below (in thousands, except per share data).

                                                     Number of Shares  Outstanding  Exercise Price  Number of Shares
                                                         Reserved        Options       Per Share       Exercisable
                                                     ----------------  -----------  --------------  ----------------
              Employee Stock Option Plans:
              Balance at April 1, 2001...............     3,629           2,693       $1.25-$9.50        1,637
                Granted..............................        --              50             $2.29
                Forfeited............................       (81)           (654)      $2.29-$9.50
                Exercised............................       (78)            (78)      $1.25-$1.46
                                                          -----          ------
              Balance at March 31, 2002..............     3,470           2,011       $1.46-$9.50        1,457
                Forfeited............................       (10)           (145)      $2.60-$8.50
                Exercised............................       (72)            (72)      $1.46-$3.13
                                                          -----          ------
              Balance at December 31, 2002...........     3,388           1,794       $2.26-$9.50        1,489
                Granted..............................        --             778       $3.45-$5.84
                Forfeited............................        (1)             (1)            $2.26
                Exercised............................      (286)           (286)      $2.29-$3.58
                                                          -----          ------
              Balance at December 31, 2003...........     3,101           2,285       $2.26-$9.50        1,401
                                                          =====          ======

              Outside Directors Plans:
              Balance at April 1, 2001...............       903             718       $1.46-$9.31          503
                Granted..............................        --             120             $2.11
                Forfeited............................        (2)            (30)            $2.88
                Exercised............................       (36)            (36)            $1.46
                                                          -----          ------
              Balance at March 31, 2002..............       865             772       $1.77-$9.31          562
                Forfeited............................        --             (45)      $2.88-$5.94
                Exercised............................      (212)           (212)      $1.77-$3.50
                                                          -----          ------
              Balance at December 31, 2002...........       653             515       $2.11-$9.31          515
                Granted..............................        --              65       $3.48-$5.89
                Forfeited............................        --              --                --
                Exercised............................       (73)            (73)      $2.82-$3.80
                                                          -----          ------
              Balance at December 31, 2003...........       580             507       $2.11-$9.31          507
                                                          =====          ======

      The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2003 (grouped by range of exercise prices) were:

                                                                         Weighted-
                                                                          Average                           Weighted-
                                                                         Remaining         Weighted-         Average
                                          Number       Number of      Contractual Life      Average       Exercise Price
                                       of Options    Vested Options      (in years)      Exercise Price    (vested only)
                                       ----------    --------------   ----------------   --------------   --------------
                                       (In 000's)      (In 000's)
               Employees:
                 $2.26-$3.13...             413           349                3               $2.87            $2.97
                 $3.45-$4.88...           1,046           369                7               $3.85            $4.55
                 $5.84.........             100            --               10               $5.84            $  --
                 $8.50-$9.50...             726           683                5               $9.21            $9.25
                                          -----         -----
                                          2,285         1,401

                                                                         Weighted-
                                                                          Average                          Weighted-
                                                                         Remaining        Weighted-         Average
                                          Number         Number of    Contractual Life     Average       Exercise Price
                                        of Options    Vested Options     (in years)     Exercise Price    (vested only)
                                        ----------    --------------  ----------------  --------------   --------------
                                        (In 000's)      (In 000's)
              Directors:
                $2.11.........               30              30              8               $2.11           $2.11
                $2.82-$3.80...              282             282              3               $3.37           $3.37
                $5.89-$5.94...              105             105              4               $5.93           $5.93
                $9.31.........               90              90              3               $9.31           $9.31
                                         ------          ------
                                            507             507
                                         ======          ======

Common Stock Reserved For Future Issuance

      As of December 31, 2003, common stock reserved for future issuance was comprised of shares issuable (in thousands):

                  Upon conversion of 8.25% debentures................     4,171
                  Upon exercise of employee stock options............     3,101
                  Upon exercise of outside director stock options....       580
                                                                         ------
                                                                          7,852
                                                                         ======

16. Commitments and Contingencies

      At December 31, 2003, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $56.2 million. Development is estimated to be completed within the next three years and thereafter as follows: 2004 -- $39.9 million, 2005 -- $12.0 million, 2006 -- $4.4 million, Thereafter -- none.

      We lease certain office space and equipment under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

      Rent expense for the year ended March 31, 2002, nine months ended December 31, 2002 and year ended December 31, 2003, totaled approximately $4.4 million, $3.6 million and $5.5 million, respectively.

      Lease commitments under these noncancelable operating leases for each of the five years subsequent to December 31, 2003, and thereafter are as follows (in thousands):

                   2004.......................................       $ 4,216
                   2005.......................................         3,013
                   2006.......................................         2,296
                   2007.......................................         1,780
                   2008.......................................         1,322
                   Thereafter.................................         4,704
                                                                     -------
                     Total future minimum lease payments......       $17,331
                                                                     =======

      We have $1.4 million in outstanding commitments under stand-by letters of credit with banks, primarily related to obtaining an insurance bond regarding the development of a Bluegreen Communities project acquired during the year ended December 31, 2003.

      In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business.

      On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village resort during the period from January 1, 1994 through December 31, 1999, when the Wisconsin statute requiring sales tax on certain VOI sales was repealed. As of December 31, 2003, aggregate interest and penalties under the First Notice and the Second Notice total approximately $2.8 million in addition to the $3.3 million claimed due. We filed petitions for redetermination with respect to the First Notice on October 19, 2000, and with respect to the Second Notice on July 9, 2003. If the petitions are unsuccessful, we intend to vigorously appeal the assessments.

      We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we have the right to set off payments owed by us to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties. One of the former RDI stockholders is currently employed by us as the Senior Vice President of Sales for Bluegreen Resorts. We have filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on this right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against us and a third-party complaint against us and one of our wholly-owned subsidiaries alleging that we and our subsidiary have failed to make the payments required under the terms of the promissory note.

      As the statute requiring the assessment of sales tax on sales of certain VOIs in Wisconsin was repealed in December 1999 and based on the applicable statutes of limitations, we believe our exposure in these matters is limited to that discussed above. We have been engaging in active discussions with the DOR in an effort to settle all claims related to the First Notice and the Second Notice. There is no assurance that we will be successful in negotiating a favorable settlement with the DOR or avoid incurring significant legal costs to defend these matters. Based on our position in our petitions for redetermination, our position that we have indemnification rights and a right of offset against the former RDI stockholders, our intention to defend this matter vigorously and other factors, we do not believe that the possible sales tax assessment pursuant to the First Notice and the Second Notice will have a material adverse impact on our results of operations or financial position, and therefore we have not accrued any amounts relating to this matter. Should our attempts to reach a favorable settlement with the DOR regarding this matter fail there is no assurance that the outcome of this matter will be favorable and that in such case the impact may have a material adverse impact on our results of operations and financial position.

17. Income Taxes

      Our provision for income taxes consists of the following (in thousands):

                                               Year Ended         Nine Months Ended         Year Ended
                                             March 31, 2002       December 31, 2002      December 31, 2003
                                             --------------       -----------------      -----------------
      Federal:
        Current .....................            $ (394)               $4,666                $ 3,524
        Deferred ....................             7,098                 3,478                 10,874
                                                 ------                ------                -------
                                                  6,704                 8,144                 14,398
      State and other:
        Current .....................                --                    --                     --
        Deferred ....................               641                   335                  1,770
                                                 ------                ------                -------
                                                    641                   335                  1,770
                                                 ------                ------                -------
           Total ....................            $7,345                $8,479                $16,168
                                                 ======                ======                =======

      The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes and minority interest are as follows (in thousands):

                                                      March 31, 2002   December 31, 2002   December 31, 2003
                                                      --------------   -----------------   -----------------
          Income tax expense at statutory rate......       $6,704             $8,144           $14,398
          Effect of state taxes, net of federal tax
            benefit.................................          641                335             1,770
                                                           ------             ------           -------
                                                           $7,345             $8,479           $16,168
                                                           ======             ======           =======

      At December 31, 2002 and 2003, deferred income taxes consist of the following components (in thousands):

                                                                               December 31, 2002     December 31, 2003
                                                                               -----------------     -----------------
      Deferred federal and state tax liabilities (assets):
        Installment sales treatment of notes .............................           $ 68,500             $ 88,043
        Deferred federal and state loss carryforwards/AMT credits ........            (38,939)             (54,505)
        Book over tax carrying value of retained interests in notes
            receivable sold ..............................................              6,587                8,257
        Book reserves for loan losses and inventory ......................             (5,271)              (6,029)
        Tax over book depreciation .......................................              1,411                5,336
        Other ............................................................             (1,088)               2,822
                                                                                     --------             --------
      Deferred income taxes ..............................................           $ 31,200             $ 43,924
                                                                                     ========             ========

      Total deferred federal and state tax liabilities ...................           $ 81,385             $105,686
      Total deferred federal and state tax assets ........................            (50,185)             (61,762)
                                                                                     --------             --------
      Deferred income taxes ..............................................           $ 31,200             $ 43,924
                                                                                     ========             ========

      We have available federal net operating loss carryforwards of $113.6 million, which expire in 2022, 2023 and 2024, and alternative minimum tax credit carryforwards of $10.6 million, that never expire.

18. Employee Retirement Savings Plan

      Our Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with us are eligible to participate in the Plan. Effective January 1, 2001, we amended the Plan to, in addition to providing an annual discretionary matching contribution, provide a fixed rate matching contribution equal to 50% of the first 3% of a participant's contribution with an annual limit of $1,000 per participant. During the year ended March 31, 2002, we agreed to make a minimum matching contribution to the Plan of $226,000 During the nine months ended December 31, 2002, we did not make a matching contribution to the Plan, but accrued approximately $270,000 for a matching contribution that we paid in April 2003 related to the Plan's year ended December 31, 2002. During the year ended December 31, 2003, we accrued approximately $361,000 for a matching contribution to be determined and paid in February 2004 related to the Plan's year ended December 31, 2003

19. Business Segments

      We have two reportable business segments. Bluegreen Resorts develops, markets and sells VOIs in our resorts, primarily through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as homesites. Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

      We evaluate the performance and allocate resources to each business segment based on its respective field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory is the only asset that we evaluate on a segment basis -- all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

      Required disclosures for our business segments are as follows (in thousands):

                                                                               Bluegreen      Bluegreen
                                                                                Resorts      Communities       Totals
                                                                                -------      -----------       ------
         As of and for the year ended March 31, 2002
         Sales of real estate.............................................      $144,226        $ 96,402       $240,628
         Other resort and communities operations revenue..................        23,149           2,321         25,470
         Depreciation expense..............................................        2,532           1,077          3,609
         Field operating profit...........................................        19,729          15,415         35,144
         Inventory.........................................................       86,288         101,400        187,688

         As of and for the nine months ended December 31, 2002
         Sales of real estate..............................................     $144,026        $ 78,629       $222,655
         Other resort and communities operations revenue.................         23,520           3,528         27,048
         Depreciation expense............................................          2,100           1,053          3,153
         Field operating profit...........................................        17,218          13,570         30,788
         Inventory........................................................        71,097         102,034        173,131

         As of and for the year ended December 31, 2003
         Sales of real estate.............................................      $253,939        $104,373       $358,312
         Other resort and communities operations revenue..................        48,915           6,479         55,394
         Depreciation expense.............................................         3,661           1,726          5,387
         Field operating profit...........................................        49,514          12,580         62,094
         Inventory........................................................        98,085         121,805        219,890

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                             Year Ended      Nine Months Ended       Year Ended
                                                                           March 31, 2002    December 31, 2002   December 31, 2003
                                                                           --------------    -----------------   -----------------
      Field operating profit for reportable segments ................          $ 35,144           $ 30,788            $ 62,094
      Interest income ...............................................            15,447             12,235              17,536
      Gain on sales of notes receivable .............................             6,280             10,035               6,563
      Other income (expense) ........................................              (162)            (1,520)                649
      Corporate general and administrative expenses .................           (19,359)           (14,211)            (21,387)
      Interest expense ..............................................           (13,017)            (9,824)            (14,036)
      Provision for loan losses .....................................            (4,851)            (2,832)             (6,094)
                                                                               --------           --------            --------
      Consolidated income before minority interest and
         provision for income taxes .................................          $ 19,482           $ 24,671            $ 45,325
                                                                               ========           ========            ========

      Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

                                                                                Year Ended     Nine Months Ended      Year Ended
                                                                              March 31, 2002   December 31, 2002   December 31, 2003
                                                                              --------------   -----------------   -----------------
      Depreciation expense for reportable segments .....................            $3,609            $3,153            $5,387

      Depreciation expense for corporate fixed assets ..................             1,671             1,444             2,424
                                                                                    ------            ------            ------

      Consolidated depreciation expense ................................            $5,280            $4,597            $7,811
                                                                                    ======            ======            ======

      Assets for our reportable segments reconciled to our consolidated assets (in thousands):

                                                                          March 31, 2002    December 31, 2002   December 31, 2003
                                                                          --------------    -----------------   -----------------
      Inventory for reportable segments ..........................            $187,688            $173,131            $219,890
      Assets not allocated to reportable segments ................             247,473             260,861             350,516
                                                                              --------            --------            --------
      Total assets ...............................................            $435,161            $433,992            $570,406
                                                                              ========            ========            ========

Geographic Information

      Sales of real estate by geographic area are as follows (in thousands):

                                                               Year Ended          Nine Months Ended           Year Ended
                                                             March 31, 2002        December 31, 2002        December 31, 2003
                                                             --------------        -----------------        -----------------
      United States ..................................           $230,179                $216,973                $347,350
      Aruba ..........................................             10,441                   5,671                  10,949
      Canada .........................................                  8                      11                      13
                                                                 --------                --------                --------

      Consolidated totals ............................           $240,628                $222,655                $358,312
                                                                 ========                ========                ========

      Inventory by geographic area is as follows (in thousands):

                                                                            December 31, 2002        December 31, 2003
                                                                            -----------------        -----------------
      United States ..............................................                $163,606                 $212,171
      Aruba ......................................................                   9,521                    7,717
      Canada .....................................................                       4                        2
                                                                                  --------                 --------
      Consolidated totals ........................................                $173,131                 $219,890
                                                                                  ========                 ========

20. Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information for the nine months ended December 31, 2002 and year ended December 31, 2003, is presented below (in thousands, except for per share information).

                                                                                            Three Months Ended
                                                                             --------------------------------------------------
                                                                              June 30,          September 29,      December 31,
                                                                                2002                2002               2002
                                                                             ----------         -------------      ------------
      Sales of real estate .........................................          $71,113              $83,386            $68,156
      Gross profit .................................................           46,146               54,377             44,209
      Income before cumulative effect of change in
        accounting principle .......................................            4,148                5,080              6,148
      Net income (loss) ............................................           (1,431)               5,080              6,148
      Earnings per common share before cumulative effect
        of change in accounting principle:
           Basic ...................................................             0.17                 0.21               0.25
           Diluted .................................................             0.15                 0.19               0.24
      Earnings (loss) per common share:
           Basic ...................................................            (0.06)                0.21               0.25
           Diluted .................................................            (0.03)                0.19               0.23

                                                                                    Three Months Ended
                                                           ---------------------------------------------------------------------
                                                           March 31,           June 30,         September 30,       December 31,
                                                              2003               2003               2003                2003
                                                              ----               ----               ----                ----
      Sales of real estate .....................            $61,782            $86,026            $108,941            $101,563
      Gross profit .............................             42,722             59,753              77,908              68,919
      Net income ...............................              2,127              6,226              10,202               7,272
      Earnings per common share:
           Basic ...............................               0.09               0.25                0.41                0.30
           Diluted .............................               0.09               0.23                0.36                0.26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Bluegreen Corporation

      We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the "Company") as of December 31, 2002 and December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2002 and December 31, 2003, and the consolidated results of its operations and its cash flows for the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in the nine months ended December 31, 2002, the Company changed its method of accounting for the cost associated with generating vacation ownership tours.


                                                               ERNST & YOUNG LLP

West Palm Beach, Florida
January 20, 2004

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 9A. CONTROLS AND PROCEDURES.

In order to ensure that the information disclosed in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized its disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of improper conduct, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Chief Executive Officer and Chief Financial Officer Certifications

Appearing as Exhibits 31.1 and 31.2 to this annual report are the Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this annual report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Shareholders.The information concerning our executive officers required by Item 10 is contained in the discussion entitled "Executive Officers" in Part I hereof.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Shareholders.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following of our Consolidated Financial Statements and Notes thereto and the report of independent certified public accountants relating thereto, are included in Item 8.

      Consolidated Balance Sheets as of December 31, 2002 and December 31, 2003

      Consolidated Statements of Income for the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003

      Consolidated Statements of Shareholders' Equity for the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003

      Consolidated Statements of Cash Flows for the year ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003

      Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 99 through 107 hereof and are incorporated herein by reference.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K related to the quarter ended December 31, 2003.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)


Date: March 24, 2004      By: /S/ GEORGE F. DONOVAN
                              --------------------------------------------------
                              George F. Donovan,
                              President and Chief Executive Officer


Date: March 24, 2004      By: /S/ JOHN F. CHISTE
                              --------------------------------------------------
                              John F. Chiste,
                              Senior Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)


Date: March 24, 2004      By: /S/ ANTHONY M. PULEO
                              --------------------------------------------------
                              Anthony M. Puleo,
                              Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2004.

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

/S/ ANTHONY M. PULEO                Senior Vice President and Chief Accounting Officer
------------------------------      (Principal Accounting Officer)
Anthony M. Puleo

/S/ ALAN B. LEVAN                   Chairman of the Board of Directors
------------------------------
Alan B. Levan

/S/ JOHN E. ABDO                    Vice Chairman of the Board of Directors
------------------------------
John E. Abdo

/S/ NORMAN H. BECKER                Director
------------------------------
Norman H. Becker

/S/ LAWRENCE CIRILLO                Director
------------------------------
Lawrence Cirillo

/S/ SCOTT W. HOLLOWAY               Director
------------------------------
Scott W. Holloway

/S/ JOHN LAGUARDIA                  Director
------------------------------
John Laguardia

/S/ MARK A. NERENHAUSEN             Director
------------------------------
Mark A. Nerenhausen

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
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank,
              Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10
              1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

4.13    -     Sixth Supplemental Indenture dated as of April 30, 2003 to the
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and the SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10
              1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              June 30, 2003).

10.24   -     Form of Agreement dated June 27, 1989 between the Registrant and
              Peoples Heritage Savings Bank relating to sale of mortgage notes receivable (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended April 2, 1989).

10.78*  -     Registrant's 1988 Amended Outside Director's Stock Option Plan
              (incorporated by reference to exhibit to Registration Statement on Form S-8, File No. 33-61687).

10.79*  -     Registrant's 1998 Non-Employee Director Stock Option Plan
              (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).

10.80*  -     Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

10.81*  -     Registrant's Retirement Savings Plan (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.99   -     Pooling and Servicing Agreement dated as of April 15, 1996, among
              Bluegreen Receivables Finance Corporation I, the Registrant,
              Bluegreen Corporation REMIC Trust, Series 1996-1 and First Trust
              National Association, as Trustee (incorporated by reference to exhibit to Current Report on Form 8-K dated May 15, 1996).

10.100  -     Pooling and Servicing Agreement dated as of November 15, 1996, among Bluegreen Receivables Finance Corporation II, the
              Registrant, Bluegreen Corporation REMIC Trust, Series 1996-2 and
              First Trust National Association, as Trustee (incorporated by reference to exhibit to Current Report on Form 8-K dated December
              11, 1996).

10.102  -     Amended and Restated Sale and Contribution Agreement dated as of
              October 1, 1999 by and among Bluegreen Corporation Receivables
              Finance Corporation III and BRFC III Deed Corporation
              (incorporated by reference to exhibit 10.103 to Quarterly Report on Form 10-Q dated January 2, 2000).

* - Compensation plan or arrangement.

10.104  -     Amended and Restated Asset Purchase Agreement dated as of October
              1, 1999 by and among Bluegreen Corporation, Bluegreen Receivables
              Finance Corporation III, BRFC III Deed Corporation, Heller
              Financial Inc., Vacation Trust, Inc. and U.S. Bank National
              Association, as cash administrator, including Definitions Annex
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated January 2, 2000).

10.111  -     Amended and Restated Sale and Servicing Agreement dated April 17,
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

10.113  -     Letter Amendment to Amended and Restated Note Purchase Agreement
              dated April 1, 2003, among the Registrant, Bluegreen Receivables
              Finance Corporation V, BXG Receivables Note Trust 2001-A, the
              Purchasers Parties Hereto and ING Capital LLC (incorporated by reference to exhibit 10.115 to Quarterly Report on Form 10-Q dated
              March 31, 2003).

10.114  -     Extension Letter dated as of October 8, 2003, from Resort Finance
              LLC to BXG Receivables Note Trust 2001-A, Bluegreen Corporation and Bluegreen Receivables Finance Corporation V (incorporated by reference to exhibit 10.118 to Quarterly Report on Form 10-Q dated
              September 30, 2003).

10.115  -     Extension Letter dated as of December 31, 2003, from Resort
              Finance LLC to BXG Receivables Note Trust 2001-A, Bluegreen
              Corporation and Bluegreen Receivables Finance Corporation V.

10.116  -     Amended and Restated Indenture dated April 17, 2002, between BXG
              Receivables Note Trust 2001-A and U.S. Bank Trust National
              Association (incorporated by reference to exhibit 10.113 to Annual
              Report on Form 10-K for the fiscal year ended March 31, 2002).

10.117  -     Amended and Restate Trust Agreement dated April 17, 2002, by and among Bluegreen Receivables Finance Corporation V, GSS Holdings,
              Inc. and Wilmington Trust Company (incorporated by reference to exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.118  -     Purchase and Contribution Agreement dated November 15, 2002, by and among the Registrant and Bluegreen Receivables Finance
              Corporation VI (incorporated by reference to exhibit 10.115 to Transition Report on Form 10-KT for the nine months ended December
              31, 2002).

10.119  -     Sale Agreement dated November 15, 2002, by and among Bluegreen
              Receivables Finance Corporation VI and BXG Receivables Note Trust
              2002-A VI (incorporated by reference to exhibit 10.116 to Transition Report on Form 10-KT for the nine months ended December
              31, 2002).

10.120  -     Transfer Agreement dated November 15, 2002, by and among the
              Registrant, BXG Receivables Owner Trust 2000 and Bluegreen
              Receivables Finance Corporation VI (incorporated by reference to exhibit 10.117 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.121  -     Transfer Agreement dated November 15, 2002, by and among the
              Registrant, BXG Receivables Note Trust 2001-A and Bluegreen
              Receivables Finance Corporation VI (incorporated by reference to exhibit 10.118 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.122  -     Transfer Supplement (Committed) dated as of October 8, 2003 between ING Capital LLC and Resort Finance LLC (incorporated by reference to exhibit 10.116 to Quarterly Report on Form 10-Q dated
              September 30, 2003).

10.123  -     Transfer Supplement (Noncommitted) dated as of October 8, 2003 between ING Capital LLC and Resort Finance LLC (incorporated by reference to exhibit 10.117 to Quarterly Report on Form 10-Q dated
              September 30, 2003).

10.124  -     Note Purchase Agreement dated December 3, 2002, between BXG
              Receivables Note Trust 2002-A and ING Financial Markets LLC
              (incorporated by reference to exhibit 10.119 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.125  -     Trust Agreement dated November 15, 2002, by and among Bluegreen
              Receivables Finance Corporation VI, GSS Holdings, Inc. and
              Wilmington Trust Company (incorporated by reference to exhibit
              10.120 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.126  -     Indenture dated November 15, 2002, between the Registrant, BXG
              Receivables Note Trust 2002-A, Vacation Trust, Inc., Concord
              Servicing Corporation and U.S. Bank National Association
              (incorporated by reference to exhibit 10.121 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.127  -     Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit 10.123 to Registration Statement on Form S-4, File No. 333-50717).

10.128* -     Employment Agreement between George F. Donovan and the Company dated December 19, 2001 (incorporated by reference to exhibit
              10.124 to Annual Report on Form 10-K for the fiscal year ended
              March 31, 2002).

10.129* -     Promissory Note dated July 1, 2002 between George F. Donovan and
              Bluegreen Corporation (incorporated by reference to exhibit 10.148 to Quarterly Report on Form 10-Q dated June 30, 2002).

* - Compensation plan or arrangement.

10.130* -     Employment Agreement between John F. Chiste and the Company dated
              December 27, 2001 (incorporated by reference to exhibit 10.125 to Annual Report on Form 10-K for the fiscal year ended March 31,
              2002).

10.131* -     Employment Agreement between Daniel C. Koscher and the Company dated May 22, 2002 (incorporated by reference to exhibit 10.126 to Annual Report on Form 10-K for the fiscal year ended March 31,
              2002).

10.132  -     Amended and Restated Credit Facility Agreement entered into as of
              April 16, 1998 between Finova Capital Corporation and the
              Registrant (incorporated by reference to exhibit 10.129 to Registration Statement on Form S-4, File No. 333-50717).

10.133  -     Second Amended and Restated Credit Facility Agreement entered into as of September 14, 1999, between Finova Capital Corporation and the Registrant (incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.134  -     Amendment No. 1 to Second Amended and Restated Credit Facility
              Agreement entered into as of January 21, 2003, between Finova
              Capital Corporation and the Registrant (incorporated by reference to exhibit 10.129 to Quarterly Report on Form 10-Q dated March 31,
              2003).

10.135  -     Amendment No. 2 to Second Amended and Restated Credit Facility
              Agreement entered into as of August 29, 2003 between Finova
              Capital Corporation, Bluegreen Corporation, Bluegreen Southwest
              One, L.P., Bluegreen Southwest Land, Inc. and Bluegreen Vacations
              Unlimited, Inc. (incorporated by reference to exhibit 10.30 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.136  -     Promissory Note dated January 21, 2003 between Bluegreen Vacations
              Unlimited, Inc. and Finova Capital Corporation.

10.137  -     Promissory Note (Building) dated August 29, 2003 between Bluegreen
              Vacations Unlimited, Inc. and FINOVA Capital Corporation
              (incorporated by reference to exhibit 10.131 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.138  -     Promissory Note (Land) dated August 29, 2003 between Bluegreen
              Vacations Unlimited, Inc. and FINOVA Capital Corporation
              (incorporated by reference to exhibit 10.132 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.139  -     Amended and Restated Loan and Security Agreement dated as of
              September 23, 1997 between Foothill Capital Corporation and the
              Registrant (incorporated by reference to exhibit 10.130 to Registration Statement on Form S-4, File No. 333-50717).

10.140  -     Amendment Number One to Loan and Security Agreement dated December
              1, 2000, by and between the Registrant and Foothill Capital
              Corporation (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated December 31, 2000).

* - Compensation plan or arrangement.

10.141  -     Amendment Number Two to Loan and Security Agreement dated as of
              November 9, 2001, by and between the Registrant and Foothill
              Capital Corporation (incorporated by reference to exhibit 10.133 to Quarterly Report on Form 10-Q dated December 31, 2001).

10.142  -     Amendment Number Three to Loan and Security Agreement dated August
              28, 2002, by and between the Registrant and Foothill Capital
              Corporation (incorporated by reference to exhibit 10.132 to Quarterly Report on Form 10-Q dated September 29, 2002).

10.143  -     Amendment Number Four to Loan and Security Agreement dated March
              26, 2003, by and between the Registrant and Foothill Capital
              Corporation.

10.144  -     Amendment Number Five to Loan and Security Agreement dated
              September 1, 2003, by and between the Registrant and Wells Fargo
              Foothill, Inc. (f/k/a Foothill Capital Corporation).

10.145  -     Promissory Note dated March 26, 2003, by and between the
              Registrant and Foothill Corporation (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated March 31,
              2003).

10.156  -     Loan Agreement dated as of September 24, 1999, between Bluegreen
              Properties of Virginia, Inc. and Branch Banking and Trust Company
              (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.157  -     Loan Agreement dated as of September 25, 2002, between Bluegreen
              Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen
              Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and
              Residential Funding Corporation (incorporated by reference to exhibit 10.149 to Current Report on Form 8-K dated September 25,
              2002).

10.158  -     Revolving Promissory Note dated as of September 25, 2002, between
              Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc.,
              Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One,
              L.P. and Residential Funding Corporation (incorporated by reference to exhibit 10.150 to Current Report on Form 8-K dated
              September 25, 2002).

10.159  -     Third Amended and Restated Loan Agreement dated December 31, 2003 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due December 31, 2004.

10.160  -     Third Amended and Restated Promissory Note dated December 31, 2003 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due December 31, 2004.

10.161  -     Loan Agreement dated November 12, 2003 by and among the
              Registrant, Bluegreen Communities of Georgia, LLC and Wachovia
              Bank, National Association.

10.162  -     Promissory Note dated November 12, 2003 by and among the
              Registrant, Bluegreen Communities of Georgia, LLC and Wachovia
              Bank, National Association.

10.163  -     Loan Agreement dated February 10, 2003, between Bluegreen
              Vacations Unlimited, Inc. and Residential Funding Corporation
              (incorporated by reference to exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.164  -     Modification Agreement (AD&C Loan Agreement) dated September 10,
              2003, between Bluegreen Vacations Unlimited, Inc. and Residential
              Funding Corporation.

10.165  -     Revolving Promissory Note (AD&C Loan) dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential
              Funding Corporation (incorporated by reference to exhibit 10.156 to Transition Report on Form 10-KT for the nine months ended
              December 31, 2002).

10.166  -     Amendment No. 1 to Revolving Promissory Note (AD&C Loan) dated as of September 10, 2003 between Bluegreen Vacations Unlimited, Inc.
              and Residential Funding Corporation (incorporated by reference to exhibit 10.157 to Quarterly Report on Form 10-Q dated September
              30, 2003).

10.167  -     Loan and Security Agreement dated February 10, 2003, between the
              Registrant, Residential Funding Corporation, Bluegreen Vacations
              Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC
              (incorporated by reference to exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.168  -     Modification Agreement (Receivables Loan and Security Agreement)
              dated September 10, 2003, between the Registrant, Residential
              Funding Corporation, Bluegreen Vacations Unlimited, Inc. and
              Bluegreen/Big Cedar Vacations, LLC.

10.169  -     Project Commitment (Big Cedar Wilderness Club) dated October 1,
              2003 by and between Bluegreen Vacations Unlimited, Inc.,
              Blugreen/Big Cedar Vacations LLC and Residential Funding
              Corporation.

10.170  -     Revolving Promissory Note (Receivables Loan) dated February 10,
              2003, between the Registrant, Residential Funding Corporation,
              Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar
              Vacations, LLC (incorporated by reference to exhibit 10.158 to Transition Report on Form 10-KT for the nine months ended December
              31, 2002).

10.171  -     Amendment No. 1 to Revolving Promissory Note (Receivables Loan)
              dated as of September 10, 2003 between Bluegreen Corporation,
              Bluegreen Vacations Unlimited, Inc., Bluegreen/Big Cedar
              Vacations, LLC and Residential Funding Corporation (incorporated by reference to exhibit 10.160 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.172  -     Full Guaranty dated February 10, 2003, by the Registrant in favor of Residential Funding Corporation (incorporated by reference to exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.173  -     Acquisition, Construction and Receivable Loan, Security and Agency
              Agreement dated as of December 22, 2003 by and among Bluegreen
              Vacations Unlimited, Inc., Bluegreen Corporation and Textron
              Financial Corporation.

10.174  -     Secured Promissory Note (Revolving Loan Component) dated December
              22, 2003 between Bluegreen Vacations Unlimited, Inc., Bluegreen
              Corporation and Textron Financial Corporation.

10.175  -     Secured Promissory Note (Acquisition / Construction Loan
              Component) dated December 22, 2003 between Bluegreen Vacations
              Unlimited, Inc., Bluegreen Corporation and Textron Financial
              Corporation.

10.200  -     Marketing and Promotions Agreement dated as of June 16, 2000, by and between Big Cedar L.L.C., Bass Pro, Inc., Bluegreen Vacations
              Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC.
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.201  -     Advertising Advance Loan dated as of June 16, 2000 by and between
              Big Cedar L.L.C., as Maker, and Bluegreen Vacations Unlimited,
              Inc., as Holder (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.202  -     Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as User), Bass
              Pro, Inc. and Bass Pro Outdoors Online, L.L.C. (as Owners)
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.203  -     Website Hyperlink License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. (as Owner), Bass
              Pro, Inc. and Bass Pro Outdoors Online, L.L.C. (as Users)
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.204  -     Contribution Agreement dated as of June 16, 2000 by and between
              Bluegreen Vacations Unlimited, Inc. and Big Cedar L.L.C.
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.205  -     Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of June 16, 2000 by and among Bluegreen Vacations Unlimited, Inc.
              and Big Cedar L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.206  -     Administrative Services Agreement dated as of June 16, 2000 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen Vacations
              Unlimited, Inc. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.207  -     Servicing Agreement dated as of June 16, 2000 by and among the
              Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar
              L.L.C. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated July 2, 2000).

10.208  -     Asset Purchase Agreement dated as of September 30, 2002, by and among TakeMeOnVacation, LLC, RVM Promotions, LLC, RVM Vacations,
              LLC and Leisure Plan, Inc. (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated October 2,
              2002).

18      -     Letter re: Change in Accounting Principle (incorporated by reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

21.1    -     List of Subsidiaries.

23.1    -     Consent of Ernst & Young LLP.

31.1    -     Certification of George F. Donovan, President and Chief Executive
              Officer, pursuant to Securities Exchange Act Rules 13a-15(c) and
              15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    -     Certification of John F. Chiste, Senior Vice President, Treasurer
              and Chief Financial Officer, pursuant to Securities Exchange Act
              Rules 13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    -     Certification of George F. Donovan, President and Chief Executive
              Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    -     Certification of John F. Chiste, Senior Vice President, Treasurer
              and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.