Form 10-Q
period 2004-03-31
BLUEGREEN CORP
filed 2004-05-17
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Quarterly period ended March 31, 2004

                                       or

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

      As of May 13, 2004, there were 28,814,065 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 26,058,765 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)                                                                 Page
                                                                                                            ----
           Condensed Consolidated Balance Sheets at December 31, 2003 and March 31, 2004 ..................   3

           Condensed Consolidated Statements of Income - Three Months Ended March 31, 2003 and 2004 .......   4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2004 ...   5

           Notes to Condensed Consolidated Financial Statements ...........................................   7

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition ..........  16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................................  28

   Item 4. Controls and Procedures ........................................................................  29

Part II - Other Information

   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ...............  30

   Item 6. Exhibits and Reports on Form 8-K ...............................................................  30

Signatures ................................................................................................  30

Note: The terms "Bluegreen" and "Bluegreen Vacation Club" are registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                      December 31,     March 31,
                                                                                         2003            2004
                                                                                       ---------       ---------
                                                                                         (Note)       (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $33,540
   and $40,193 at December 31, 2003 and March 31, 2004, respectively) ...........      $  73,031       $  79,490
Contracts receivable, net .......................................................         25,522          41,155
Notes receivable, net ...........................................................         94,194          80,731
Prepaid expenses ................................................................          9,925          10,033
Other assets ....................................................................         19,711          18,551
Inventory, net ..................................................................        219,890         212,016
Retained interests in notes receivable sold .....................................         60,975          66,549
Property and equipment, net .....................................................         63,430          65,874
Intangible assets ...............................................................          3,728           3,535
                                                                                       ---------       ---------
          Total assets ..........................................................      $ 570,406       $ 577,934
                                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ................................................................      $   6,983       $   8,825
Accrued liabilities and other ...................................................         52,175          60,419
Deferred income .................................................................         18,646          24,352
Deferred income taxes ...........................................................         43,924          46,640
Receivable-backed notes payable .................................................         24,921          25,960
Lines-of-credit and notes payable ...............................................         87,858          68,178
10.50% senior secured notes payable .............................................        110,000         110,000
8.25% convertible subordinated debentures .......................................         34,371          31,126
                                                                                       ---------       ---------
   Total liabilities ............................................................        378,878         375,500

Minority interest ...............................................................          4,648           5,477

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ...........             --              --
Common stock, $.01 par value, 90,000 shares authorized; 27,702 and 28,535
   shares issued at December 31, 2003 and March 31, 2004, respectively ..........            277             285
Additional paid-in capital ......................................................        124,931         130,644
Treasury stock, 2,755 common shares at both December 31, 2003 and March 31,
   2004, at cost ................................................................        (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes .....................          1,830           1,486
Retained earnings ...............................................................         72,727          77,427
                                                                                       ---------       ---------
     Total shareholders' equity .................................................        186,880         196,957
                                                                                       ---------       ---------
          Total liabilities and shareholders' equity ............................      $ 570,406       $ 577,934
                                                                                       =========       =========

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                        March 31,      March 31,
                                                                           2003          2004
                                                                         --------      --------
Revenues:
   Sales of real estate ...........................................      $ 61,782      $ 86,191
   Other resort and communities operations revenue ................        13,212        13,625
   Interest income ................................................         3,755         5,021
   Gain on sales of notes receivable ..............................         1,561         2,380
   Other income ...................................................           572            --
                                                                         --------      --------
                                                                           80,882       107,217
Costs and expenses:
   Cost of real estate sales ......................................        19,060        29,240
   Cost of other resort and communities operations ................        14,147        13,760
   Selling, general and administrative expenses ...................        39,230        50,675
   Interest expense ...............................................         3,004         3,999
   Provision for loan losses ......................................         1,526           870
   Other expense ..................................................            --           201
                                                                         --------      --------
                                                                           76,967        98,745
                                                                         --------      --------
Income before minority interest and provision for income taxes ....         3,915         8,472
Minority interest in income of consolidated subsidiary ............           457           829
                                                                         --------      --------
Income before provision for income taxes ..........................         3,458         7,643
Provision for income taxes ........................................         1,331         2,943
                                                                         --------      --------
Net income ........................................................      $  2,127      $  4,700
                                                                         ========      ========

Income per common share:
    Basic .........................................................      $   0.09      $   0.19
                                                                         ========      ========
    Diluted .......................................................      $   0.09      $   0.17
                                                                         ========      ========

Weighted average number of common and common equivalent shares:
    Basic .........................................................        24,588        25,190
                                                                         ========      ========
    Diluted .......................................................        24,687        30,319
                                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    March 31,      March 31,
                                                                                      2003           2004
                                                                                    --------       --------
Operating activities:
   Net income ................................................................      $  2,127       $  4,700
   Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in income of consolidated subsidiary ..............           457            829
         Depreciation and amortization .......................................         3,374          4,000
         Gain on sale of notes receivable ....................................        (1,561)        (2,380)
         (Gain) loss on sale of property and equipment .......................          (218)            24
         Provision for loan losses ...........................................         1,526            870
         Provision for deferred income taxes .................................         1,331          2,943
         Interest accretion on retained interests in notes receivable sold ...        (1,314)        (1,838)
         Proceeds from sales of notes receivable .............................        24,427         33,582
         Proceeds from borrowings collateralized by notes receivable .........         9,258          3,591
         Payments on borrowings collateralized by notes receivable ...........          (433)        (2,581)
   Change in operating assets and liabilities:
      Contracts receivable ...................................................        (2,935)       (15,633)
      Notes receivable .......................................................       (27,671)       (28,407)
      Inventory ..............................................................        (2,304)         9,797
      Other assets ...........................................................          (756)           113
      Accounts payable, accrued liabilities and other ........................        12,875         16,219
                                                                                    --------       --------
Net cash provided by operating activities ....................................        18,183         25,829
                                                                                    --------       --------
Investing activities:
   Purchases of property and equipment .......................................        (1,974)        (4,593)
   Sales of property and equipment ...........................................           138             --
   Cash received from retained interests in notes receivable sold ............         1,146          3,682
                                                                                    --------       --------
Net cash used by investing activities ........................................          (690)          (911)
                                                                                    --------       --------
Financing activities:
   Payments under line-of-credit facilities and other notes payable ..........       (10,015)       (19,804)
   Payment of debt issuance costs ............................................        (1,046)          (694)
   Proceeds from exercise of stock options ...................................            --          2,039
                                                                                    --------       --------
Net cash used by financing activities ........................................       (11,061)       (18,459)
                                                                                    --------       --------
Net increase in cash and cash equivalents ....................................         6,432          6,459
Cash and cash equivalents at beginning of period .............................        46,905         73,031
                                                                                    --------       --------
Cash and cash equivalents at end of period ...................................        53,337         79,490
Restricted cash and cash equivalents at end of period ........................       (27,127)       (40,193)
                                                                                    --------       --------
Unrestricted cash and cash equivalents at end of period ......................      $ 26,210       $ 39,297
                                                                                    ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                           March 31,    March 31,
                                                                              2003        2004
                                                                            -------      ------
Supplemental schedule of non-cash operating, investing
    and financing activities:

    Inventory acquired through financing .............................      $14,271      $   75
                                                                            =======      ======
    Inventory acquired through foreclosure or deedback in lieu of
       foreclosure ...................................................      $ 1,939      $1,848
                                                                            =======      ======
    Income tax benefit from stock options exercised ..................      $    --      $  560
                                                                            =======      ======
    Property and equipment acquired through financing ................      $   463      $   49
                                                                            =======      ======
    Retained interests in notes receivable sold ......................      $ 5,698      $7,978
                                                                            =======      ======
    Net change in unrealized losses in retained interests in notes
       receivable sold ...............................................      $   109      $  560
                                                                            =======      ======
    Conversion of 8.25% convertible subordinated debentures ..........      $    --      $3,245
                                                                            =======      ======

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1. Organization and Significant Accounting Policies

      We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in our opinion, are necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2004.

Organization

      We are a leading provider of vacation and residential lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen(R) Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club(R). Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by third-party, worldwide vacation ownership exchange networks. We are currently marketing and selling VOIs in 17 resorts located in the United States and Aruba as well as at four off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities(TM)") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the three months ended March 31, 2004, sales generated by Bluegreen Resorts comprised approximately 62% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 38% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

Principles of Consolidation

      Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities and have majority voting control of the Joint Venture's management committee. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

      Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. We have excluded approximately 1.6 million anti-dilutive stock options from our computation of earnings per common share for the three months ended March 31, 2003. There were no anti-dilutive stock options for the three months ended March 31, 2004.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three Months Ended
                                                                     March 31,    March 31,
                                                                        2003        2004
                                                                     ----------------------
      Basic earnings per share - numerator:
          Net income ...........................................      $ 2,127      $ 4,700
                                                                      ====================

      Diluted earnings per share - numerator:
          Net income - basic ...................................      $ 2,127      $ 4,700
          Effect of dilutive securities, net of income taxes ...           --          318
                                                                      --------------------
          Net income  - diluted ................................      $ 2,127      $ 5,018
                                                                      ====================

      Denominator:
        Denominator for basic earnings per share -
             weighted-average shares ...........................       24,588       25,190
        Effect of dilutive securities:
             Stock options .....................................           99        1,022
             Convertible securities ............................           --        4,107
                                                                      --------------------
      Dilutive potential common shares .........................           99        5,129
                                                                      --------------------
      Denominator for diluted earnings per share - adjusted
             weighted-average shares and assumed conversions ....       24,687       30,319
                                                                      ====================
      Basic earnings per common share ..........................      $  0.09      $  0.19
                                                                      ====================
      Diluted earnings per common share ........................      $  0.09      $  0.17
                                                                      ====================

Retained Interest in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 3), term securitizations or, in the case of land mortgages receivable, private-placement Real Estate Mortgage Investment Conduits ("REMICs"), we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

      Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were no stock options granted to our employees or non-employee directors during the three months ended March 31, 2004. The fair value for stock options granted during the three months ended March 31, 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free investment rate of 2.8%; dividend yield of 0%; a volatility factor of the expected market price of our common stock of 0.733; and a weighted average life of the options of 5.0 years.

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

                                                                      Three Months Ended
                                                              March 31, 2003      March 31, 2004
                                                              --------------      --------------
      Net income, as reported ........................          $   2,127           $   4,700
      Pro forma stock-based employee compensation
         cost, net of income taxes ...................               (125)                (64)
                                                                ---------           ---------
      Pro forma net income ...........................          $   2,002           $   4,636
                                                                =========           =========

      Earnings per share, as reported:
        Basic ........................................          $     .09           $     .19
        Diluted ......................................          $     .09           $     .17
      Pro forma earnings per share:
        Basic ........................................          $     .08           $     .18
        Diluted ......................................          $     .08           $     .16

Other Comprehensive Income

      Other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                      Three Months Ended
                                                               March 31, 2003    March 31, 2004
                                                               --------------    --------------
      Net income .......................................          $ 2,127           $ 4,700
      Net unrealized losses on retained interests in
         notes receivable sold, net of income taxes ....              (67)             (344)
                                                                  -------           -------
      Total comprehensive income .......................          $ 2,060           $ 4,356
                                                                  =======           =======

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, certain special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation's consolidation provisions applied immediately to variable interests in variable interest entities created after January 31, 2003. Pursuant to a subsequent FASB revision in December 2003, variable interest entities that were created before February 1, 2003 and were not reported as consolidated in accordance with FIN 46 previously are required to be reported as consolidated first interim or annual period ended after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position or results of operations as of and for the three months ended March 31, 2004.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions" and a proposed FASB Statement, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and No. 67." The proposed SOP and related FASB Statement, if cleared by the FASB, would have provided accounting guidance for vacation ownership interest transactions, including: a framework for sales and revenue recognition, the accounting for cost of sales and inventory, credit losses and changes in estimates. In January 2004, the FASB recommended that the proposed SOP not include any revenue recognition guidance and that the Accounting Standards Executive Committee of the AICPA meet with the FASB staff to identify the topics to be retained and addressed by the proposed SOP. Based on the foregoing, we have not yet completely evaluated the impact of the proposed SOP on our financial position or results of operations, however, we do not believe that the proposed SOP will have a material impact on us as it is currently proposed.

2. Acquisition

      On October 2, 2002, Great Vacation Destinations, Inc. ("GVD"), one of our wholly-owned subsidiaries, with no prior operations, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, "TMOV") for $2.8 million in cash, $500,000 of which was paid on March 31, 2003. In addition, if certain earnings targets are met, GVD agreed to pay additional consideration up to a maximum of $12.5 million through December 31, 2007. Should any contingent consideration be paid, we will record that amount as goodwill. Based on GVD's results of operations to date, we have not accrued any contingent consideration as of March 31, 2004.

3. Sales of Notes Receivable

      In June 2001, we executed agreements for a vacation ownership receivables purchase facility (the "Purchase Facility") with Credit Suisse First Boston ("CSFB") acting as the initial purchaser. In April 2002, ING Capital, LLC ("ING"), an affiliate of ING Bank NV, acquired and assumed CSFB's rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. On October 8, 2003, Resort Finance, LLC ("RFL"), acquired and assumed ING's rights, obligations and commitments as the initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from ING (CSFB, ING and RFL are also individually referred to as the "Initial Purchaser" during their applicable terms in this role for the Purchase Facility). In connection with its assumption of the Purchase Facility and subsequent amendments, RFL increased the size of the Purchase Facility to $150.0 million and extended the term of the Purchase Facility on a revolving basis through September 30, 2004.

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

      During the three months ended March 31, 2004, we sold $39.5 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $33.6 million. In connection with these sales, we recognized an aggregate gain of $2.4 million and recorded retained interests in notes receivable sold of $8.0 million and servicing assets totaling $407,000. The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold during the three months ended March 31, 2004: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

      Based on sales of receivables under the Purchase Facility and receipts from customers of the principal balance of the receivables sold, the remaining availability under the Purchase Facility was $25.4 million at March 31, 2004.

4. Note Offering

      On April 1, 1998, we consummated a private placement offering (the "Offering") of $110 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefore. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees cover the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31, 2003
                                                      ---------------------------------------------------------------------------

                                                                        Combined       Combined
                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                      Corporation     Subsidiaries    Guarantors     Eliminations    Consolidated
                                                      -----------     ------------    ----------     ------------    ------------
ASSETS
Cash and cash equivalents ..........................   $  29,872       $  28,100      $  15,059       $      --       $  73,031
Contracts receivable, net ..........................          --           1,075         24,447              --          25,522
Intercompany receivable ............................     100,191              --             --        (100,191)             --
Notes receivable, net ..............................         847          19,232         74,115              --          94,194
Other assets .......................................       6,229           3,372         23,763              --          33,364
Inventory, net .....................................          --          22,225        197,665              --         219,890
Retained interests in notes receivable sold ........          --          60,975             --              --          60,975
Investments in subsidiaries ........................     185,162              --          3,230        (188,392)             --
Property and equipment, net ........................      11,936           1,900         49,594              --          63,430
                                                       ---------       ---------      ---------       ---------       ---------
       Total assets ................................   $ 334,237       $ 136,879      $ 387,873       $(288,583)      $ 570,406
                                                       =========       =========      =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ..   $  13,266       $  29,258      $  35,280       $      --       $  77,804
  Intercompany payable .............................          --           1,127         99,064        (100,191)             --
  Deferred income taxes ............................     (19,954)         29,314         34,564              --          43,924
  Lines-of-credit and notes payable ................       5,026          22,759         84,994              --         112,779
  10.50% senior secured notes payable ..............     110,000              --             --              --         110,000
  8.25% convertible subordinated debentures ........      34,371              --             --              --          34,371
                                                       ---------       ---------      ---------       ---------       ---------
       Total liabilities ...........................     142,709          82,458        253,902        (100,191)        378,878
  Minority interest ................................          --              --             --           4,648           4,648
  Total shareholders' equity .......................     191,528          54,421        133,971        (193,040)        186,880
                                                       ---------       ---------      ---------       ---------       ---------
       Total liabilities and shareholders' equity ..   $ 334,237       $ 136,879      $ 387,873       $(288,583)      $ 570,406
                                                       =========       =========      =========       =========       =========

                                                                                    March 31, 2004
                                                                                      (Unaudited)
                                                      ---------------------------------------------------------------------------

                                                                        Combined       Combined
                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                      Corporation     Subsidiaries    Guarantors     Eliminations    Consolidated
                                                      -----------     ------------    ----------     ------------    ------------
ASSETS
Cash and cash equivalents ..........................   $  30,861       $  33,754      $  14,875       $      --       $  79,490
Contracts receivable, net ..........................          --           1,734         39,421              --          41,155
Intercompany receivable ............................      92,695              --             --         (92,695)             --
Notes receivable, net ..............................       1,058          19,696         59,977              --          80,731
Other assets .......................................       4,684           3,802         23,633              --          32,119
Inventory, net .....................................          --          22,199        189,817              --         212,016
Retained interests in notes receivable sold ........          --          66,549             --              --          66,549
Investments in subsidiaries ........................     196,944              --          3,230        (200,174)             --
Property and equipment, net ........................      12,641           2,080         51,153              --          65,874
                                                       ---------       ---------      ---------       ---------       ---------
       Total assets ................................   $ 338,883       $ 149,814      $ 382,106       $(292,869)      $ 577,934
                                                       =========       =========      =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ..   $  14,565       $  32,325      $  46,706       $      --       $  93,596
  Intercompany payable .............................                       5,127         87,568         (92,695)             --
  Deferred income taxes ............................     (24,083)         31,343         39,380              --          46,640
  Lines-of-credit and notes payable ................       4,841          22,509         66,788              --          94,138
  10.50% senior secured notes payable ..............     110,000              --             --              --         110,000
  8.25% convertible subordinated debentures ........      31,126              --             --              --          31,126
                                                       ---------       ---------      ---------       ---------       ---------
       Total liabilities ...........................     136,449          91,304        240,442         (92,695)        375,500
  Minority interest ................................          --              --             --           5,477           5,477
  Total shareholders' equity .......................     202,434          58,510        141,664        (205,651)        196,957
                                                       ---------       ---------      ---------       ---------       ---------
       Total liabilities and shareholders' equity ..   $ 338,883       $ 149,814      $ 382,106       $(292,869)      $ 577,934
                                                       =========       =========      =========       =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended March 31, 2003
                                                      ---------------------------------------------------------------------------

                                                                        Combined       Combined
                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                      Corporation     Subsidiaries    Guarantors     Eliminations    Consolidated
                                                      -----------     ------------    ----------     ------------    ------------
REVENUES
  Sales of real estate .............................   $      --       $   6,427      $  55,355       $      --       $  61,782
  Other resort and communities operations revenue ..          --           1,145         12,067              --          13,212
  Management fees ..................................       7,141              --             --          (7,141)             --
  Equity income from subsidiaries ..................       3,835              --             --          (3,835)             --
  Interest income ..................................          73           1,808          1,874              --           3,755
  Gain on sales of notes receivable ................          --           1,561             --              --           1,561
  Other income .....................................          83              21            468              --             572
                                                       ---------       ---------      ---------       ---------       ---------
                                                          11,132          10,962         69,764         (10,976)         80,882

COSTS AND EXPENSES
  Cost of real estate sales ........................          --           1,848         17,212              --          19,060
  Cost of other resort and communities operations ..          --             421         13,726              --          14,147
  Management fees ..................................          --             211          6,930          (7,141)             --
  Selling, general and administrative expenses .....       7,702           3,871         27,657              --          39,230
  Interest expense .................................       2,372              88            544              --           3,004
  Provision for loan losses ........................          --             342          1,184              --           1,526
                                                       ---------       ---------      ---------       ---------       ---------
                                                          10,074           6,781         67,253          (7,141)         76,967
                                                       ---------       ---------      ---------       ---------       ---------
  Income before minority interest and provision
     (benefit) for income taxes ....................       1,058           4,181          2,511          (3,835)          3,915
  Minority interest in income of consolidated
     subsidiary ....................................          --              --             --             457             457
                                                       ---------       ---------      ---------       ---------       ---------
  Income before provision (benefit) for income
      taxes ........................................       1,058           4,181          2,511          (4,292)          3,458
  Provision (benefit) for income taxes .............      (1,069)          1,117          1,283              --           1,331
                                                       ---------       ---------      ---------       ---------       ---------
  Net income .......................................   $   2,127       $   3,064      $   1,228       $  (4,292)      $   2,127
                                                       =========       =========      =========       =========       =========

                                                                          Three Months Ended March 31, 2004
                                                      ---------------------------------------------------------------------------

                                                                        Combined       Combined
                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                      Corporation     Subsidiaries    Guarantors     Eliminations    Consolidated
                                                      -----------     ------------    ----------     ------------    ------------
REVENUES
  Sales of real estate .............................   $      --       $   8,307      $  77,884       $      --       $  86,191
  Other resort and communities operations revenue ..          --           2,049         11,576              --          13,625
  Management fees ..................................         198              --             --            (198)             --
  Equity income from subsidiaries ..................      11,297              --             --         (11,297)             --
  Interest income ..................................          97           2,687          2,237              --           5,021
  Gain on sales of notes receivable ................          --           2,380             --              --           2,380
                                                       ---------       ---------      ---------       ---------       ---------
                                                          11,592          15,423         91,697         (11,495)        107,217
                                                       ---------       ---------      ---------       ---------       ---------
COSTS AND EXPENSES
  Cost of real estate sales ........................          --           1,787         27,453              --          29,240
  Cost of other resort and communities operations ..          --             813         12,947              --          13,760
  Management fees ..................................          --             198             --            (198)             --
  Selling, general and administrative expenses .....       8,137           4,941         37,597              --          50,675
  Interest expense .................................       2,555             389          1,055              --           3,999
  Provision for loan losses ........................          --             274            596              --             870
  Other expense (income) ...........................         329             332           (460)             --             201
                                                       ---------       ---------      ---------       ---------       ---------
                                                          11,021           8,734         79,188            (198)         98,745
                                                       ---------       ---------      ---------       ---------       ---------
  Income before minority interest and provision
     (benefit) for income taxes ....................         571           6,689         12,509         (11,297)          8,472
  Minority interest in income of consolidated
     subsidiary ....................................          --              --             --             829             829
                                                       ---------       ---------      ---------       ---------       ---------
  Income before provision (benefit) for income
      taxes ........................................         571           6,689         12,509         (12,126)          7,643
  Provision (benefit) for income taxes .............      (4,129)          2,256          4,816              --           2,943
                                                       ---------       ---------      ---------       ---------       ---------
  Net income (loss) ................................   $   4,700       $   4,433      $   7,693       $ (12,126)      $   4,700
                                                       =========       =========      =========       =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31, 2003
                                                                        ---------------------------------------------------------
                                                                                         Combined       Combined
                                                                         Bluegreen    Non-Guarantor    Subsidiary
                                                                        Corporation    Subsidiaries    Guarantors    Consolidated
                                                                        -----------    ------------    ----------    ------------
Operating activities:
Net cash provided by operating activities ..........................      $  1,794       $  4,915       $ 11,474       $ 18,183
                                                                          --------       --------       --------       --------
Investing activities:
  Purchases of property and equipment ..............................          (216)           (59)        (1,699)        (1,974)
  Sales of property and equipment ..................................            --             --            138            138
  Cash received from retained interests in notes receivable sold ...            --          1,146             --          1,146
                                                                          --------       --------       --------       --------
Net cash provided (used) by investing activities ...................          (216)         1,087         (1,561)          (690)
                                                                          --------       --------       --------       --------
Financing activities:
  Payments under line-of-credit facilities and notes payable .......        (1,547)            --         (8,468)       (10,015)
  Payment of debt issuance costs ...................................           (51)          (850)          (145)        (1,046)
                                                                          --------       --------       --------       --------
Net cash used by financing activities ..............................        (1,598)          (850)        (8,613)       (11,061)
                                                                          --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...............           (20)         5,152          1,300          6,432
Cash and cash equivalents at beginning of period ...................        22,373         17,951          6,581         46,905
                                                                          --------       --------       --------       --------
Cash and cash equivalents at end of period .........................        22,353         23,103          7,881         53,337
Restricted cash and cash equivalents at end of period ..............          (173)       (21,455)        (5,499)       (27,127)
                                                                          --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ............      $ 22,180       $  1,648       $  2,382       $ 26,210
                                                                          ========       ========       ========       ========

                                                                                    Three Months Ended March 31, 2004
                                                                        ---------------------------------------------------------
                                                                                         Combined       Combined
                                                                         Bluegreen    Non-Guarantor    Subsidiary
                                                                        Corporation    Subsidiaries    Guarantors    Consolidated
                                                                        -----------    ------------    ----------    ------------
Operating activities:
Net cash provided by operating activities ..........................      $  1,068       $  4,695       $ 20,066       $ 25,829
                                                                          --------       --------       --------       --------
Investing activities:
  Cash received from retained interests in notes receivable sold ...            --          3,682             --          3,682
  Purchases of property and equipment ..............................        (1,393)          (288)        (2,912)        (4,593)
                                                                          --------       --------       --------       --------
Net cash provided (used) by investing activities ...................        (1,393)         3,394         (2,912)          (911)
                                                                          --------       --------       --------       --------
Financing activities:
  Payments under line-of-credit facilities and notes payable .......          (185)        (2,244)       (17,375)       (19,804)
  Payment of debt issuance costs ...................................          (540)          (191)            37           (694)
  Proceeds from exercise of stock options ..........................         2,039             --             --          2,039
                                                                          --------       --------       --------       --------
Net cash (used) provided by financing activities ...................         1,314         (2,435)       (17,338)       (18,459)
                                                                          --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...............           989          5,654           (184)         6,459
Cash and cash equivalents at beginning of period ...................        29,872         28,100         15,059         73,031
                                                                          --------       --------       --------       --------
Cash and cash equivalents at end of period .........................        30,861         33,754         14,875         79,490
Restricted cash and cash equivalents at end of period ..............          (173)       (27,983)       (12,037)       (40,193)
                                                                          --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ............      $ 30,688       $  5,771       $  2,838       $ 39,297
                                                                          ========       ========       ========       ========

5. Convertible Subordinated Debentures

      During the three months ended March 31, 2004, $3.2 million of our 8.25% Convertible Subordinated Debentures (the "Debentures") were voluntarily converted by the holders of the Debentures at a conversion price of $8.24 per share. Such conversions resulted in the issuance of 393,783 shares of our common stock.

6. Contingencies

      On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village(TM) resort during the period from January 1, 1994 through December 31, 1999, when the Wisconsin statute requiring sales tax on certain VOI sales was repealed. As of March 31, 2004, aggregate interest and penalties under the First Notice and the Second Notice total approximately $2.9 million in addition to the $3.3 million claimed due. We filed petitions for redetermination with respect to the First Notice on October 19, 2000, and with respect to the Second Notice on July 9, 2003. If the petitions are unsuccessful, we intend to vigorously appeal the assessments.

      We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we believe we have the right to set off payments owed by us to RDI's former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties. One of the former RDI stockholders is currently employed by us as the Senior Vice President of Sales for Bluegreen Resorts. We have filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on this right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against us and a third-party complaint against us and one of our wholly-owned subsidiaries alleging that we and our subsidiary have failed to make the payments required under the terms of the promissory note.

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

7. Business Segments

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

                                                                   Bluegreen    Bluegreen
                                                                    Resorts    Communities       Totals
                                                                    -------    -----------       ------
      As of and for the three months ended March 31, 2003
      Sales of real estate ..................................      $ 44,562      $ 17,220      $ 61,782
      Other resort and communities operations revenue .......        11,933         1,279        13,212
      Depreciation expense ..................................           795           398         1,193
      Field operating profit ................................         7,227         1,192         8,419
      Inventory, net ........................................        75,979       115,666       191,645

      As of and for the three months ended March 31, 2004
      Sales of real estate ..................................      $ 53,147      $ 33,044      $ 86,191
      Other resort and communities operations revenue .......        12,278         1,347        13,625
      Depreciation expense ..................................         1,102           458         1,560
      Field operating profit ................................         8,067         5,219        13,286
      Inventory, net ........................................       104,029       107,987       212,016

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                         Three Months Ended
                                                                 March 31, 2003      March 31, 2004
                                                                 --------------      --------------
      Field operating profit for reportable segments .....          $  8,419           $ 13,286
      Interest income ....................................             3,755              5,021
      Gain on sales of notes receivable ..................             1,561              2,380
      Other income (expense) .............................               572               (201)
      Corporate general and administrative expenses ......            (5,862)            (7,145)
      Interest expense ...................................            (3,004)            (3,999)
      Provision for loan losses ..........................            (1,526)              (870)
                                                                    --------           --------
      Consolidated income before minority interest and
         provision for income taxes ......................          $  3,915           $  8,472
                                                                    ========           ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations, results of claims or litigation pending or brought against us in the futureand other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general "risk factors" with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements. Please also see our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the factors set forth below.

      o Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

      o     We depend on additional funding to finance our operations.

      o Our success depends on our ability to market our products efficiently.

      o We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price and our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

      o     We are subject to the risks of the real estate market.

      o     We may not successfully execute our growth strategy.

      o     We may face a variety of risks when we expand our operations.

      o Excessive claims for development-related defects could adversely affect our financial condition and operating results.

      o     We may face additional risks as we expand into new markets.

      o The limited resale market for VOIs could adversely affect our business.

      o Extensive federal, state and local laws and regulations affect the way we conduct our business.

      o Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

      o We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

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

We do not believe that inflation and changing prices currently have had or will have for the foreseeable future a material impact on our revenues and results of operations, other than to the extent that we continually review and have historically increased the sales prices of our VOIs annually and that construction costs are expected to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross profit. To the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                         Bluegreen                   Bluegreen
                                                          Resorts                   Communities                    Total
                                                          -------                   -----------                    -----
                                                                Percentage                   Percentage                   Percentage
                                                 Amount          of Sales      Amount         of Sales      Amount         of Sales
                                                 ------          --------      ------         --------      ------         --------
                                                                              (dollars in thousands)
      Three Months Ended March 31, 2003
      Sales of real estate ................     $ 44,562           100%      $ 17,220           100%      $ 61,782           100%
      Cost of real estate sales ...........       (9,640)          (22)        (9,420)          (55)       (19,060)          (31)
                                                --------                     --------                     --------
      Gross profit ........................       34,922            78          7,800            45         42,722            69
      Other resort and communities
          operations revenues .............       11,933            27          1,279             7         13,212            21
      Cost of other resort and
          communities operations ..........      (12,573)          (28)        (1,574)           (9)       (14,147)          (23)
      Selling and marketing
          expenses ........................      (23,496)          (53)        (3,920)          (23)       (27,416)          (44)
      Field general and administrative
          expenses (1) ....................       (3,559)           (8)        (2,393)          (14)        (5,952)          (10)
                                                --------                     --------                     --------
      Field Operating Profit ..............     $  7,227            16%      $  1,192             7%      $  8,419            14%
                                                ========                     ========                     ========

      Three Months Ended March 31, 2004
      Sales of real estate ................     $ 53,147           100%      $ 33,044           100%      $ 86,191           100%
      Cost of real estate sales ...........      (10,859)          (20)       (18,381)          (56)       (29,240)          (34)
                                                --------                     --------                     --------
      Gross profit ........................       42,288            80         14,663            44         56,951            66
      Other resort and communities
          operations revenues .............       12,278            23          1,347             4         13,625            16
      Cost of other resort and
          communities operations ..........      (12,289)          (23)        (1,471)           (4)       (13,760)          (16)
      Selling and marketing
          expenses ........................      (29,535)          (56)        (6,798)          (21)       (36,333)          (42)
      Field general and Administrative
        expenses (1) ......................       (4,675)           (9)        (2,522)           (8)        (7,197)           (8)
                                                --------                     --------                     --------
      Field Operating Profit ..............     $  8,067            15%      $  5,219            16%      $ 13,286            15%
                                                ========                     ========                     ========

----------

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.9 million for the three months ended March 31, 2003 and $7.1 million for the three months ended March 31, 2004. See "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales increased 40% from $61.8 million for the three months ended March 31, 2003 to $86.2 million for the three months ended March 31, 2004.

Bluegreen Resorts. During the three months ended March 31, 2003 and March 31, 2004, sales of VOIs contributed $44.6 million (72%) and $53.1 million (62%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2003        2004
                                                            ------      ------

             Number of VOI sale transactions ..........      4,761       5,953
             Average sales price per transaction ......     $9,360      $9,718
             Gross margin .............................         78%         80%

The $8.6 million or 19% increase in Bluegreen Resorts' sales during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was due primarily to the opening of three new sales sites: an off-site sales office in Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), Grande Villas at World Golf Village(R) (opened in November 2003) and The Fountains(TM) in Orlando, Florida (opened in December 2003). These new sales sites generated a combined $5.1 million of incremental sales during the three months ended March 31, 2004. The remainder of the sales increase was due to same-store sales increases primarily as a result of a greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 65% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This, combined with a 26% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 39,000 prospects during the three months ended March 31, 2003 to approximately 48,000 prospects during the three months ended March 31, 2004 and an increase in the sale-to-tour conversion ratio from 13% to 14% during these periods, respectively, significantly contributed to the overall sales increase during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period.

Selling and marketing expenses for Bluegreen Resorts increased as a percentage of sales from 53% during the three months ended March 31, 2003 to 56% during the three months ended March 31, 2004. A greater percentage of our sales to first-time customers were generated from telemarketing programs, which are among our higher cost programs, during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. In addition, during the three months ended March 31, 2004, we did not use a special sales program to encourage our existing owners to upgrade their VOIs as we did during the three months ended March 31, 2003. As this special sales program was marketed to existing owners, it had a relatively low marketing cost, thus lowering selling and marketing expenses as a percentage of sales during the three months ended March 31, 2003. We believe that selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $1.1 million or 31% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The majority of this increase was due to the expansion of our regional management team in connection with the growth of Bluegreen Resorts since March 31, 2003. The remaining increase was due to the addition of the Harbor Springs (Boyne Highlands), Grande Villas at World Golf Village(R) and The Fountains sales offices.

As of December 31, 2003, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2004, Bluegreen Resorts had $3.1 million of sales and $1.1 million of Field Operating Profit deferred under percentage-of-completion accounting.

Bluegreen Communities. During the three months ended March 31, 2003 and March 31, 2004, Bluegreen Communities generated $17.2 million (28%) and $33.0 million (38%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                         Three Months Ended
                                                         ------------------
                                                       March 31,    March 31,
                                                          2003         2004
                                                        -------      -------

             Number of homesites sold .............         417          716
             Average sales price per homesite .....     $44,895      $64,812
             Gross margin .........................          45%          44%

Bluegreen Communities' sales increased $15.8 million or 92% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton(TM). This new project, which began sales in April 2003, recognized sales of approximately $4.3 million during the three months ended March 31, 2004. In November 2003, we acquired and commenced sales at our approximately 500-acre golf course community in Brunswick, Georgia known as Sanctuary Cove at St. Andrews Sound. Sanctuary Cove recognized sales of approximately $5.8 million during the three months ended March 31, 2004. Both of these projects have an aggregate $16.6 million of sales deferred under the percentage-of-completion method of accounting. The remaining increase was generated at several of our existing communities and sales generated by three new projects in Texas, specifically i) Quail Springs Ranch near the Dallas/Fort Worth area, ii) Mountain Springs Ranch in the Hill Country region and iii) Terra Medina Ranch also in the Hill Country.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its successful projects in Texas. During the three months ended March 31, 2004, our golf communities and communities in Texas comprised approximately 53% and 46%, respectively, of Bluegreen Communities' sales.

Bluegreen Communities' gross margin remained relatively constant during the three months ended March 31, 2003 and March 31, 2004. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 23% to 21% during the three months ended March 31, 2003 and March 31, 2004, respectively, due to relatively low selling and marketing expenses as a percentage of sales at our new golf course communities in Georgia as compared to our other projects.

As of December 31, 2003, Bluegreen Communities had $18.9 million of sales and $8.1 million of Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2004, Bluegreen Communities had $29.8 million of sales and $12.5 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $5.9 million and $7.1 million for the months ended March 31, 2003 and March 31, 2004, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 10% and 8% during the three months ended March 31, 2003 and March 31, 2004, respectively.

The $1.3 million or 22% increase in corporate general and administrative expenses during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to an increased number of personnel and other expenses incurred in our information technology and acquisition and development areas to help support our growth. Also, banking charges and credit card discounts were higher in connection with the increase in sales during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. In addition, outside legal expenses were higher during the three months ended March 31, 2004 as compared to March 31, 2003.

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income was $3.8 million for the three months ended March 31, 2003 and $5.0 million for the three months ended March 31, 2004.

The $1.3 million or 34% increase in interest income during the three months ended March 31, 2004 was due to higher interest income earned from our notes receivable commensurate with higher average aggregate notes receivable balances during the period as compared to the three months ended March 31, 2003.

Gain on Sales of Notes Receivable. During the three months ended March 31, 2003 and March 31, 2004, we recognized gains on the sale of notes receivable totaling $1.6 million and $2.4 million, respectively. The sales of vacation ownership notes receivable were primarily pursuant to vacation ownership receivables purchase facilities in place during the respective periods.

The gain on sale of notes receivable increased $819,000 or 53% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, as we sold $39.5 million in receivables during the three months ended March 31, 2004 as compared to $28.7 million in receivables sold during the three months ended March 31, 2003.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. We have recognized gains on sales of notes receivable each quarter since the three months ended December 31, 2000 (14 consecutive quarters).

Interest Expense. Interest expense was $3.0 million and $4.0 million for the three months ended March 31, 2003 and March 31, 2004, respectively. The $995,000 or 33% increase for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily due interest expense related to acquisition and development loans entered into in connection with inventory acquisitions since March 31, 2003.

Provision for Loan Losses. We recorded provisions for loan losses totaling $1.5 million and $870,000 for the three months ended March 31, 2003 and March 31, 2004, respectively. The $656,000 or 43% decrease in the provision for loan losses during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily due to a lower notes receivable balance outstanding at March 31, 2004 as compared to March 31, 2003. The lower notes receivable balance was due to increased, non-recourse sales of notes receivable pursuant to our vacation ownership receivables purchase facility during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

The allowance for loan losses by division as of December 31, 2003 and March 31, 2004 was:

                                                Bluegreen        Bluegreen
                                                 Resorts        Communities         Other            Total
                                                 -------        -----------         -----            -----
                                                                   (dollars in thousands)
      December 31, 2003
      Notes receivable ...................      $  90,820        $  10,555        $   1,425        $ 102,800
      Allowance for loan losses ..........         (8,255)            (239)            (112)          (8,606)
                                                ---------        ---------        ---------        ---------
      Notes receivable, net ..............      $  82,565        $  10,316        $   1,313        $  94,194
                                                =========        =========        =========        =========
      Allowance as a % of gross notes
        receivable .......................              9%               2%               8%               8%
                                                =========        =========        =========        =========

      March 31, 2004
      Notes receivable ...................      $  76,557        $  10,028        $   1,425        $  88,010
      Allowance for loan losses ..........         (6,944)            (223)            (112)          (7,279)
                                                ---------        ---------        ---------        ---------
      Notes receivable, net ..............      $  69,613        $   9,805        $   1,313        $  80,731
                                                =========        =========        =========        =========
      Allowance as a % of gross notes
        receivable .......................              9%               2%               8%               8%
                                                =========        =========        =========        =========

Other notes receivable at December 31, 2003 and March 31, 2004, primarily consists of a loan to the property owners' association that is responsible for the maintenance of our La Cabana Beach and Racquet Club resort, Casa Grande Cooperative Association I.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $457,000 and $829,000 for the three months ended March 31, 2003 and March 31, 2004, respectively. Pre-tax income for the Subsidiary has increased over the periods presented as sales at the Big Cedar Wilderness Club have increased.

Summary. Based on the factors discussed above, our net income was $2.1 million and $4.7 million for the three months ended March 31, 2003 and March 31, 2004, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the three months ended March 31, 2003 and March 31, 2004 (in thousands):

                                                          Three months ended
                                                       ------------------------
                                                       March 31,      March 31,
                                                         2003           2004
                                                       --------       --------
      Cash flows provided by operating activities      $ 18,183       $ 25,829
      Cash flows used by investing activities              (690)          (911)
      Cash flows used by financing activities           (11,061)       (18,459)
                                                       --------       --------
      Net increase in cash                             $  6,432       $  6,459
                                                       ========       ========

Cash Flows From Operating Activities. Cash flows provided by operating activities increased $7.6 million or 42% from $18.2 million to $25.8 million for the three months ended March 31, 2003 and March 31, 2004, respectively. The increase in operating cash flows during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily due to the fact that we had no significant acquisitions of inventory during the three months ended March 31, 2004. During the three months ended March 31, 2003, we acquired VOIs in the Casa Del Mar resort in Ormond Beach, Florida for $500,000 in cash from operations plus a $4.8 million note payable and land for the development of our Traditions of Braselton project in Braselton, Georgia for $3.8 million in cash from operations plus an $8.5 million note payable.

In addition, proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased $1.3 million from $33.3 million to $34.6 million during the three months ended March 31, 2003 and March 31, 2004, respectively. We report cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers. We believe that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore classified such activities as operating activities.

The remainder of the increase in cash flows provided by operating activities during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to higher net income for the three months ended March 31, 2004.

Cash Flows From Investing Activities. Cash flows used in investing activities increased $221,000 or 32% from $690,000 to $911,000 for the three months ended March 31, 2003 and March 31, 2004, respectively. The increase was primarily due to higher cash expenditures for property and equipment during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. These increased expenditures were partially offset by higher amounts of cash received from our retained interests in notes receivable sold, as we had not begun receiving cash flows on our retained interest in a 2002 term securitization transaction until September 2003.

Cash Flows From Financing Activities. Cash flows used by financing activities increased $7.4 million or 67% from $11.1 million to $18.5 million during the three months ended March 31, 2003 and March 31, 2004, respectively. Payments under line-of-credit facilities increased from $10.0 million to $19.8 million for the three months ended March 31, 2003 and March 31, 2004, respectively. The impact of these higher debt service payments was partially offset by $2.0 million of cash received upon the exercise of stock options during the three months ended March 31, 2004.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2004. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2004. Our other indebtedness includes outstanding convertible subordinated debentures, senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facility - An Off Balance Sheet Arrangement

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the three months ended March 31, 2004, approximated 65% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

The Purchase Facility, as increased by amendment, allows for sales of notes receivable for a cumulative purchase price of up to $150.0 million on a revolving basis through September 30, 2004, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. Based on sales of receivables under the Purchase Facility and cash payments of the principal balance of the receivables sold, the remaining availability under the Purchase Facility as of March 31, 2004 was $25.4 million.

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

The Purchase Facility discussed above is the only receivables purchase facility under which we currently have the ability to sell receivables. We are currently working to finalize terms for a potential new vacation ownership receivables purchase facility with an unaffiliated financial institution, and discussing terms for another such facility with another unaffiliated financial institution. There is no assurance that either of these potential new facilities will be obtained on favorable terms or at all. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facility when it is completed or expires. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

We have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                            December 31,     March 31,
                                                                                2003            2004
                                                                            --------------------------
      On Balance Sheet:

      Retained interests in notes receivable sold                            $  60,975       $  66,549
      Servicing assets (included in other assets)                                2,677           2,855

      Off Balance Sheet:

      Notes receivable sold without recourse                                   266,662         292,175
      Principal balance owed to note receivable purchasers                     238,258         245,246

                                                                                Three Months Ended
                                                                            --------------------------
       Income Statement:                                                     March 31,       March 31,
                                                                                2003            2004
                                                                            --------------------------
      Gain on sales of notes receivable                                      $   1,561       $   2,380
      Interest accretion on retained interests in notes receivable sold          1,314           1,838
      Servicing fee income                                                       1,030           1,048
      Amortization of servicing assets                                            (176)           (228)

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the Purchase Facility, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. During the three months ended March 31, 2004, we pledged approximately $4.0 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $3.6 million in cash borrowings. At March 31, 2004, $20.0 million was outstanding under the GMAC Receivables Facility.

RFC has also provided us with a $45.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains (TM) resort in Orlando, Florida. The balance of our borrowings under the GMAC AD&C Facility was collateralized by VOIs and land held for future development at our 51% owned Big Cedar Wilderness Club(TM) resort. As of March 31, 2004, $21.9 million was outstanding under the GMAC AD&C Facility.

During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expires on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Principal will be repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. We utilized this facility to borrow approximately $9.7 million of the purchase price of The Hammocks at Marathon(TM) resort in December 2003. The balance of this facility will be available to finance the cost of renovations on the Marathon property and for borrowings collateralized by our vacation ownership receivables. Receivable-backed borrowings under the Textron Facility will bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. As of March 31, 2004, $9.7 million was outstanding under the Textron Facility.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In September 2003, Foothill extended our ability to borrow under the facility through December 31, 2006, and extended the maturity date to December 31, 2008 for borrowings collateralized by receivables. At March 31, 2004, the outstanding principal balance under this facility was approximately $5.9 million, $2.4 million of which related to Bluegreen Resorts' receivables borrowings and $3.5 million of which related to Bluegreen Communities' receivables borrowings.

On September 25, 2002, certain of our direct and indirect wholly-owned subsidiaries entered into a $50 million revolving credit facility (the "GMAC Communities Facility") with RFC. We are the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve(TM) (Black Mountain, North Carolina) and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility can be drawn through September 25, 2004. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of March 31, 2004, $6.9 million was outstanding under the GMAC Communities Facility.

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

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2004. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facility plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2004, no borrowings were outstanding under the line. In April 2004, we issued $2.3 million of irrevocable letters of credit under this line-of-credit as required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2004. This line-of-credit has historically been a source of short-term liquidity for us.

Commitments

Our material commitments as of March 31, 2004 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of March 31, 2004, by period due (in thousands):

                                                                        Payments Due by Period
                                                    ------------------------------------------------------------
                                                      Less
                                                      than        1 -- 3       4 -- 5      After 5
         Contractual Obligations                     1 year       Years        Years        Years         Total
         -----------------------                    --------     --------     --------     --------     --------
      Receivable-backed notes payable               $     --     $     --     $  5,936     $ 20,024     $ 25,960
      Lines-of-credit and notes payable               27,976       34,992        5,023          187       68,178
      10.5% senior secured notes                          --           --      110,000           --      110,000
      8.25% convertible subordinated debentures           --        3,526        9,200       18,400       31,126
      Noncancelable operating leases                   4,094        5,081        2,952        4,397       16,524
                                                    --------     --------     --------     --------     --------
      Total contractual obligations                 $ 32,070     $ 43,599     $133,111     $ 43,008     $251,788
                                                    ========     ========     ========     ========     ========

In addition, we have issued $3.8 million in letters of credits. In January 2003, we issued a $1.4 million letter-of-credit, which is collateralized by a certificate of deposit, in connection with the issuance of a performance bond on a Bluegreen Communities project. This letter of credit expires in January 2008. In April 2004, we issued $2.3 million of irrevocable letters of credit under the unsecured line-of-credit with Wachovia Bank, N.A. as required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2004.

From April 1, 2004 through May 10, 2004, the holders of $2.1 million of our 8.25% convertible subordinated debentures converted their debentures into our common stock at a conversion price of $8.24. These subsequent conversions will lower our May 2006 sinking fund requirement on these debentures by an additional $2.1 million (to $1.4 million).

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $4.9 million as of March 31, 2004. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $55.4 million as of March 31, 2004. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the three months ended March 31, 2004 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $28.7 million and $39.5 million of fixed-rate vacation ownership notes receivable during the three months ended March 31, 2003 and March 31, 2004, respectively, under the Purchase Facility (see Note 3 of the Notes to Condensed Consolidated Financial Statements). Our gain on sale recognized is generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. We also retain residual interests in pools of fixed and variable rate Bluegreen Communities notes receivable sold in private placement REMIC transactions. We believe that we have used conservative assumptions in valuing the residual interests retained in the vacation ownership and land notes sold through the Purchase Facility and REMIC transactions, respectively, and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations, but there is no assurance that the assumptions will prove to be correct.

As of March 31, 2004, we had fixed interest rate debt of approximately $142.6 million and floating interest rate debt of approximately $92.6 million. In addition, our notes receivable from VOI and homesite customers were comprised of $81.3 million of fixed rate loans and $5.3 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease our after-tax earnings by an immaterial amount for both the three months ended March 31, 2003 and March 31, 2004, based on the impact of increased interest expense on variable rate debt, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in the interest rate would decrease the total fair value of our fixed rate debt, excluding our 8.25% convertible, subordinated debentures (the "Debentures") and our 10.5% senior secured notes payable (the "Notes"), by an immaterial amount. The fact that the Debentures are publicly traded and convertible into our common stock makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Debentures. In addition, the fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, we would likely attempt to take actions to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2004, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

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

                                           BLUEGREEN CORPORATION
                                                (Registrant)


Date: May 13, 2004                     By: /S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date: May 13, 2004                     By: /S/ JOHN F. CHISTE
                                           -------------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date: May 13, 2004                     By: /S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo
                                           Senior Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)