Form 10-Q
period 2004-06-30
BLUEGREEN CORP
filed 2004-08-16
CIK 778946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] -	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of August 12, 2004, there were 29,072,170 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 26,316,870 shares outstanding.

BLUEGREEN CORPORATION
Index to Quarterly Report on Form 10-Q

Page
Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2004	3
Condensed Consolidated Statements of Income — Three Months Ended June 30, 2003 and 2004	4
Condensed Consolidated Statements of Income — Six Months Ended June 30, 2003 and 2004	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2003 and 2004	6
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	19
Item 4. Controls and Procedures	35
Part II - Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 6. Exhibits and Reports on Form 8-K	36
Signatures	38
Sixth Supplemental Indenture
Sale and Contribution Agreement
Sale and Servicing Agreement
Trust Agreement
Indenture
Definitions Annex
Note Purchase Agreement
Amended and Restated Trust Agreement
Purchase and Contribution Agreement
Indenture
Standard Definitions to Indenture
Transfer Agreement
Sales Agreement
Amendment No. Six to Loan and Security Agreement
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 Certification - CEO
Section 906 Certification - CFO

Note: The terms “Bluegreen” and “Bluegreen Vacation Club” are registered in the U.S. Patent and Trademark office by Bluegreen Corporation.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	June 30,
	2003	2004
	(Note)	(Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $33,540 and $45,885 at December 31, 2003 and June 30, 2004, respectively)	$73,031	$78,159
Contracts receivable, net	25,522	37,876
Notes receivable, net	94,194	102,121
Prepaid expenses	9,925	11,219
Other assets	19,711	18,318
Inventory, net	219,890	210,514
Retained interests in notes receivable sold	60,975	67,175
Property and equipment, net	63,430	68,990
Intangible assets	3,728	4,879

Total assets	$570,406	$599,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$6,983	$9,072
Accrued liabilities and other	52,175	62,817
Deferred income	18,646	25,960
Deferred income taxes	43,924	52,648
Receivable-backed notes payable	24,921	26,413
Lines-of-credit and notes payable	87,858	67,212
10.50% senior secured notes payable	110,000	110,000
8.25% convertible subordinated debentures	34,371	28,007

Total liabilities	378,878	382,129
Minority interest	4,648	6,980
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 27,702 and 28,893 shares issued at December 31, 2003 and June 30, 2004, respectively	277	290
Additional paid-in capital	124,931	134,226
Treasury stock, 2,755 common shares at both December 31, 2003 and June 30, 2004, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	1,830	1,982
Retained earnings	72,727	86,529

Total shareholders’ equity	186,880	210,142

Total liabilities and shareholders’ equity	$570,406	$599,251

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

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2003	June 30, 2004
Revenues:
Sales of real estate	$86,026	$128,314
Other resort and communities operations revenue	14,831	19,089
Interest income	4,112	4,720
Gain on sales of notes receivable	1,323	1,216
Other income	551	236

	106,843	153,575
Costs and expenses:
Cost of real estate sales	26,273	43,826
Cost of other resort and communities operations	14,896	19,438
Selling, general and administrative expenses	50,161	66,881
Interest expense	2,972	4,098
Provision for loan losses	1,699	3,029

	96,001	137,272

Income before minority interest and provision for income taxes	10,842	16,303
Minority interest in income of consolidated subsidiary	719	1,503

Income before provision for income taxes	10,123	14,800
Provision for income taxes	3,897	5,698

Net income	$6,226	$9,102

Income per common share:
Basic	$0.25	$0.35

Diluted	$0.23	$0.31

Weighted average number of common and common equivalent shares:
Basic	24,590	26,082

Diluted	28,983	30,679

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2004
Revenues:
Sales of real estate	$147,808	$214,505
Other resort and communities operations revenue	28,043	32,714
Interest income	7,867	9,741
Gain on sales of notes receivable	2,884	3,596
Other income	1,123	35

	187,725	260,591
Costs and expenses:
Cost of real estate sales	45,333	73,066
Cost of other resort and communities operations	29,292	33,198
Selling, general and administrative expenses	89,142	117,556
Interest expense	5,976	8,097
Provision for loan losses	3,225	3,899

	172,968	235,816

Income before minority interest and provision for income taxes	14,757	24,775
Minority interest in income of consolidated subsidiary	1,176	2,332

Income before provision for income taxes	13,581	22,443
Provision for income taxes	5,228	8,641

Net income	$8,353	$13,802

Income per common share:
Basic	$0.34	$0.54

Diluted	$0.32	$0.47

Weighted average number of common and common equivalent shares:
Basic	24,589	25,636

Diluted	28,913	30,518

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2003	2004
Operating activities:
Net income	$8,353	$13,802
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiary	1,176	2,332
Depreciation and amortization	6,991	7,048
Gain on sales of notes receivable	(2,884)	(3,596)
(Gain) loss on sale of property and equipment	(214)	32
Provision for loan losses	3,225	3,899
Provision for deferred income taxes	5,228	8,641
Interest accretion on retained interests in notes receivable sold	(2,718)	(2,866)
Proceeds from sales of notes receivable	42,495	51,620
Proceeds from borrowings collateralized by notes receivable	16,723	6,928
Payments on borrowings collateralized by notes receivable	(2,813)	(5,488)
Change in operating assets and liabilities:
Contracts receivable	(14,436)	(12,354)
Notes receivable	(64,892)	(76,700)
Inventory	5,188	14,874
Other assets	(2,065)	(1,098)
Accounts payable, accrued liabilities and other	18,780	19,492

Net cash provided by operating activities	18,137	26,566

Investing activities:
Purchases of property and equipment	(4,236)	(9,955)
Sales of property and equipment	1,080	8
Installment payments on business acquisition (see Note 2)	—	(325)
Cash received from retained interests in notes receivable sold	2,438	9,114

Net cash used by investing activities	(718)	(1,158)

Financing activities:
Proceeds from borrowings under line-of-credit facilities and other notes payable	17,000	23,179
Payments under line-of-credit facilities and other notes payable	(23,206)	(44,798)
Payment of debt issuance costs	(1,220)	(972)
Proceeds from exercise of stock options	24	2,311

Net cash used by financing activities	(7,402)	(20,280)

Net increase in cash and cash equivalents	10,017	5,128
Cash and cash equivalents at beginning of period	46,905	73,031

Cash and cash equivalents at end of period	56,922	78,159
Restricted cash and cash equivalents at end of period	(33,328)	(45,885)

Unrestricted cash and cash equivalents at end of period	$23,594	$32,274

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2003	2004
Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$20,438	$798

Inventory acquired through foreclosure or deedback in lieu of foreclosure	$3,212	$4,700

Income tax benefit from stock options exercised	$—	$473

Property and equipment acquired through financing	$2,250	$175

Retained interests in notes receivable sold	$9,996	$12,202

Net change in unrealized losses in retained interests in notes receivable sold	$1,260	$246

Settlement of business acquisition purchase price (see Note 2)	$—	$1,175

Conversion of 8.25% convertible subordinated debentures	$—	$6,364

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

     The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in our opinion, are necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2004.

Organization

     We are a leading provider of vacation and residential lifestyle choices through our resorts and residential communities businesses. Our resorts business (“Bluegreen® Resorts”) acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of “points” in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club®. Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 17 resorts located in the United States and Aruba as well as at four off-site sales offices located in the United States. Our residential communities business (“Bluegreen Communities™”) acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the six months ended June 30, 2004, sales generated by Bluegreen Resorts comprised approximately 65% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 35% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

Principles of Consolidation

     Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations LLC (the “Joint Venture”), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture’s activities and have majority voting control of the Joint Venture’s management committee. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

     Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. We have excluded approximately 1.3 million anti-dilutive stock options from our computation of earnings per common share for the three and six months ended June 30, 2003. There were no anti-dilutive stock options during the three and six months ended June 30, 2004.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Basic earnings per share — numerator:
Net income	$6,226	$9,102	$8,353	$13,802

Diluted earnings per share — numerator:
Net income — basic	$6,226	$9,102	$8,353	$13,802
Effect of dilutive securities, net of income taxes	436	338	867	657

Net income — diluted	$6,662	$9,440	$9,220	$14,459

Denominator:
Denominator for basic earnings per share - weighted-average shares	24,590	26,082	24,589	25,636
Effect of dilutive securities:
Stock options	222	1,101	153	1,080
Convertible securities	4,171	3,496	4,171	3,802

Dilutive potential common shares	4,393	4,597	4,324	4,882

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	28,983	30,679	28,913	30,518

Basic earnings per common share	$0.25	$0.35	$0.34	$0.54

Diluted earnings per common share	$0.23	$0.31	$0.32	$0.47

Retained Interest in Notes Receivable Sold

     When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 3) or term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

     We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, unrealized holding gains or losses on our retained interests in notes receivable sold are included in our shareholders’ equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

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

Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, encourages, but does not require companies to record compensation cost for employee stock options at fair value. We have elected to continue to account for our employee stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for our employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price of the option.

     Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were 40,000 stock options granted to our non-employee directors during the six months ended June 30, 2004. The fair value of the stock options granted during the six months ended June 30, 2003 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free investment rate of 2.80% and 2.12%; dividend yield of 0% and 0%; a volatility factor of the expected market price of our common stock of 0.733 and 0.650; and a weighted average life of the options of 5.0 years and 3.0 years, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Net income, as reported	$6,226	$9,102	$8,353	$13,802
Pro forma stock-based employee compensation cost, net of income taxes	(101)	(138)	(239)	(202)

Pro forma net income	$6,125	$8,964	$8,114	$13,600

Earnings per share, as reported:
Basic	$0.25	$0.35	$0.34	$0.54
Diluted	$0.23	$0.31	$0.32	$0.47
Pro forma earnings per share:
Basic	$0.25	$0.34	$0.33	$0.53
Diluted	$0.23	$0.30	$0.31	$0.47

Other Comprehensive Income

     Other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Net income	$6,226	$9,102	$8,353	$13,802
Net unrealized gains on retained interests in notes receivable sold, net of income taxes	843	496	776	152

Total comprehensive income	$7,069	$9,598	$9,129	$13,954

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, certain special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation’s consolidation provisions applied immediately to variable interests in variable interest entities created after January 31, 2003. Pursuant to a subsequent FASB revision in December 2003, variable interest entities that were created before February 1, 2003 and were not reported as consolidated in accordance with FIN 46 previously were required to be reported as consolidated in the first interim or annual period ended after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position or results of operations as of and for the six months ended June 30, 2004.

     In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”), “Accounting for Real Estate Time-Sharing Transactions” and a proposed FASB Statement, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and No. 67.” The proposed SOP and related FASB Statement, if cleared by the FASB, would have provided accounting guidance for vacation ownership interest transactions, including: a framework for sales and revenue recognition, the accounting for cost of sales and inventory, credit losses and changes in estimates. In January 2004, the FASB recommended that the proposed SOP not include any revenue recognition guidance and that the Accounting Standards Executive Committee of the AICPA meet with the FASB staff to identify the topics to be retained and addressed by the proposed SOP. Based on the foregoing, we have not yet completely evaluated the impact of the proposed SOP on our financial position or results of operations, however, we do not believe that the SOP, if it is issued, will have a material impact on us as it is currently proposed.

Reclassifications

     We have made certain reclassifications of prior period amounts to conform to the current period presentation.

2. Acquisition

     On October 2, 2002, Great Vacation Destinations, Inc. (“GVD”), one of our wholly-owned subsidiaries, with no prior operations, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, “TMOV”) for $2.8 million in cash, $500,000 of which was paid on March 31, 2003. The acquisition agreement provided for the payment of additional consideration of up to $12.5 million through December 31, 2007 upon GVD meeting certain earnings targets (the “earn out provisions”).

     On June 1, 2004, we executed an amendment to the acquisition agreement with the former owners of TMOV whereby in exchange for agreeing to pay $1.5 million, the former owners of TMOV agreed to release us from the contingent earn out provisions of the acquisition agreement. The $1.5 million is payable in quarterly installments over an 18 month period commencing on May 30, 2004 and was recorded as goodwill.

3. Sales of Notes Receivable

     In June 2001, we executed agreements for a vacation ownership receivables purchase facility (the “Purchase Facility”) with Credit Suisse First Boston (“CSFB”) acting as the initial purchaser. In April 2002, ING Capital, LLC (“ING”), an affiliate of ING Bank NV, acquired and assumed CSFB’s rights, obligations and commitments as initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from CSFB. On October 8, 2003, Resort Finance, LLC (“RFL”), acquired and assumed ING’s rights, obligations and commitments as the initial purchaser in the Purchase Facility by purchasing the outstanding principal balance under the facility from ING (CSFB, ING and RFL are also individually referred to as the “Initial Purchaser” during their applicable terms in this role for the Purchase Facility). In connection with its assumption of the Purchase Facility and subsequent amendments, RFL increased the size of the Purchase Facility to $150.0 million and extended the term of the Purchase Facility on a revolving basis through September 30, 2004.

     The Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries (the “Finance Subsidiary”), and the Finance Subsidiary sells the receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase and fundings under the Purchase Facility are subject to certain customary conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain customary terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser earned a return equal to the London Interbank Offered Rate (“LIBOR”) plus 1.00% through April 15, 2003, LIBOR plus 1.25% through October 7, 2003 and LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the Purchase Facility) from October 8, 2003 through September 30, 2004, subject to the use of alternate return rates in certain circumstances. In addition, the Initial Purchaser received or will receive a 0.25% annual facility fee through April 15, 2003 and from October 8, 2003 through September 30, 2004. The Purchase Facility also provides for the sale of land notes receivable, under modified terms.

     RFL’s obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (1) a breach by us of the representations or warranties in the Purchase Facility agreements, (2) a failure by us to perform the covenants in the Purchase Facility agreements, including, without limitation, a failure by us to pay principal or interest due to RFL, (3) the commencement of a bankruptcy proceeding or the like against us, (4) a material adverse change to us since December 31, 2001, (5) the amount borrowed under the Purchase Facility exceeding the borrowing base, (6) significant delinquencies or defaults on the receivables sold, (7) a payment default by us under any other borrowing arrangement of $5 million or more (a “Significant Arrangement”), or an event of default under any indenture, facility or agreement that results in a default under any Significant Arrangement, (8) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due, (9) our tangible net worth not equaling at least $110.0 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility, (10) our ratio of debt to tangible net worth exceeding 6 to 1, or (11) our failure to perform our servicing obligations.

     We act as servicer under the Purchase Facility for a fee. The Purchase Facility agreements include various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     During the three months ended June 30, 2004, we sold $21.2 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $18.0 million. In connection with these sales, we recognized an aggregate gain of $1.2 million and recorded retained interests in notes receivable sold of $4.2 million and servicing assets totaling $219,000. During the six months ended June 30, 2004, we sold $60.8 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $51.6 million. In connection with these sales, we recognized an aggregate gain of $3.6 million and recorded retained interests in notes receivable sold of $12.2 million and servicing assets totaling $626,000.

     The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold during the six months ended June 30, 2004: Prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 7% to 1% per annum as the portfolios mature; and a discount rate of 14%.

     On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. (“BB&T”), consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the “2004 Term Securitization”). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold to RFL under the “Purchase Facility. In addition, the 2004 Term Securitization allows for an additional $19.3 million in aggregate principal of our qualifying vacation ownership receivables (the “Pre-funded Receivables”) that can be sold by us through October 6, 2004 to Bluegreen Receivables Finance Corporation VIII, our wholly-owned, special purpose finance subsidiary (“BRFC VIII”). BRFC VIII would then sell the Pre-funded Receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or BRFC VIII, except for breaches of certain customary representations and warranties at the time of sale. The proceeds of $17.5 million (at an advance rate of 91%) as payment for the Pre-funded Receivables are being held in escrow by the trustee of the 2004 Term Securitization until such receivables are actually sold by us to BRFC VIII. If we don’t sell enough Pre-funded Receivables to receive the entire amount of related proceeds held in escrow, the remaining proceeds will be used to pay down amounts owed to investors in the 2004 Term Securitization. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and provide net cash proceeds of $1.3 million to us. We also received certain VOIs that were being held in the Purchase Facility in connection with previously defaulted receivables, certain vacation ownership notes receivable previously held in the Purchase Facility which did not qualify for the 2004 Term Securitization and a retained interest in the future cash flows from the 2004 Term Securitization.

4. Senior Secured Notes Payable

     On April 1, 1998, we consummated a private placement offering (the “Offering”) of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the “Notes”). None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefore. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the “Subsidiary Guarantors”), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, “Non-Guarantor Subsidiaries”). Each of the note guarantees cover the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	December 31, 2003
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$29,872	$28,100	$15,059	$—	$73,031
Contracts receivable, net	—	1,075	24,447	—	25,522
Intercompany receivable	100,191	—	—	(100,191)	—
Notes receivable, net	847	19,232	74,115	—	94,194
Other assets	6,229	3,372	23,763	—	33,364
Inventory, net	—	22,225	197,665	—	219,890
Retained interests in notes receivable sold	—	60,975	—	—	60,975
Investments in subsidiaries	185,162	—	3,230	(188,392)	—
Property and equipment, net	11,936	1,900	49,594	—	63,430

Total assets	$334,237	$136,879	$387,873	$(288,583)	$570,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$13,266	$29,258	$35,280	$—	$77,804
Intercompany payable	—	1,127	99,064	(100,191)	—
Deferred income taxes	(19,954)	29,314	34,564	—	43,924
Lines-of-credit and notes payable	5,026	22,759	84,994	—	112,779
10.50% senior secured notes payable	110,000	—	—	—	110,000
8.25% convertible subordinated debentures	34,371	—	—	—	34,371

Total liabilities	142,709	82,458	253,902	(100,191)	378,878
Minority interest	—	—	—	4,648	4,648
Total shareholders’ equity	191,528	54,421	133,971	(193,040)	186,880

Total liabilities and shareholders’ equity	$334,237	$136,879	$387,873	$(288,583)	$570,406

	June 30, 2004
	(Unaudited)
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20,191	$39,726	$18,242	$—	$78,159
Contracts receivable, net	—	2,438	35,438	—	37,876
Intercompany receivable	110,569	—	—	(110,569)	—
Notes receivable, net	(1,354)	24,238	79,237	—	102,121
Other assets	5,013	3,649	25,754	—	34,416
Inventory, net	—	22,162	188,352	—	210,514
Retained interests in notes receivable sold	—	67,175	—	—	67,175
Investments in subsidiaries	205,163	—	3,230	(208,393)	—
Property and equipment, net	13,450	1,982	53,558	—	68,990

Total assets	$353,032	$161,370	$403,811	$(318,962)	$599,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$10,035	$37,843	$49,971	$—	$97,849
Intercompany payable	—	3,512	107,057	(110,569)	—
Deferred income taxes	(20,156)	33,577	39,227	—	52,648
Lines-of-credit and notes payable	4,794	22,857	65,974	—	93,625
10.50% senior secured notes payable	110,000	—	—	—	110,000
8.25% convertible subordinated debentures	28,007	—	—	—	28,007

Total liabilities	132,680	97,789	262,229	(110,569)	382,129
Minority interest	—	—	—	6,980	6,980
Total shareholders’ equity	220,352	63,581	141,582	(215,373)	210,142

Total liabilities and shareholders’ equity	$353,032	$161,370	$403,811	$(318,962)	$599,251

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2003
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
REVENUES
Sales of real estate	$—	$9,943	$76,083	$—	$86,026
Other resort and communities operations revenue	—	1,758	13,073	—	14,831
Management fees	9,426	—	—	(9,426)	—
Equity income from subsidiaries	5,765	—	—	(5,765)	—
Interest income	91	1,964	2,057	—	4,112
Gain on sale of notes receivable	—	1,323	—	—	1,323
Other income (expense), net	(23)	(197)	771	—	551

	15,259	14,791	91,984	(15,191)	106,843
COSTS AND EXPENSES
Cost of real estate sales	—	2,597	23,676	—	26,273
Cost of other resort and communities operations	—	802	14,094	—	14,896
Management fees	—	305	9,121	(9,426)	—
Selling, general and administrative expenses	6,893	5,292	37,976	—	50,161
Interest expense	1,851	177	944	—	2,972
Provision for loan losses	—	189	1,510	—	1,699

	8,744	9,362	87,321	(9,426)	96,001

Income before minority interest and provision for income taxes	6,515	5,429	4,663	(5,765)	10,842
Minority interest in income of consolidated subsidiary	—	—	—	719	719

Income before provision for income taxes	6,515	5,429	4,663	(6,484)	10,123
Provision for income taxes	289	1,813	1,795	—	3,897

Net income	$6,226	$3,616	$2,868	$(6,484)	$6,226

	Three Months Ended June 30, 2004
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
REVENUES
Sales of real estate	$—	$13,364	$114,950	$—	$128,314
Other resort and communities operations revenue	—	2,265	16,824	—	19,089
Management fees	13,724	—	—	(13,724)	—
Equity income from subsidiaries	8,466	—	—	(8,466)	—
Interest income	60	1,986	2,674	—	4,720
Gain on sale of notes receivable	—	1,216	—	—	1,216
Other income (expense), net	(11)	16	231	—	236

	22,239	18,847	134,679	(22,190)	153,575

COSTS AND EXPENSES
Cost of real estate sales	—	3,315	40,511	—	43,826
Cost of other resort and communities operations	—	1,706	17,732	—	19,438
Management fees	—	279	13,445	(13,724)	—
Selling, general and administrative expenses	10,301	6,544	50,036	—	66,881
Interest expense	2,439	299	1,360	—	4,098
Provision for loan losses	—	164	2,865	—	3,029

	12,740	12,307	125,949	(13,724)	137,272

Income before minority interest and provision for income taxes	9,499	6,540	8,730	(8,466)	16,303
Minority interest in income of consolidated subsidiary	—	—	—	1,503	1,503

Income before provision for income taxes	9,499	6,540	8,730	(9,969)	14,800
Provision for income taxes	397	1,923	3,378	—	5,698

Net income	$9,102	$4,617	$5,352	$(9,969)	$9,102

	Six Months Ended June 30, 2003
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
REVENUES
Sales of real estate	$—	$16,370	$131,438	$—	$147,808
Other resort and communities operations revenue	—	2,903	25,140	—	28,043
Management fees	16,567	—	—	(16,567)	—
Equity income from subsidiaries	9,600	—	—	(9,600)	—
Interest income	164	3,772	3,931	—	7,867
Gain on sales of notes receivable	—	2,884	—	—	2,884
Other income (expense), net	60	(176)	1,239	—	1,123

	26,391	25,753	161,748	(26,167)	187,725
COSTS AND EXPENSES
Cost of real estate sales	—	4,445	40,888	—	45,333
Cost of other resort and communities operations	—	1,472	27,820	—	29,292
Management fees	—	516	16,051	(16,567)	—
Selling, general and administrative expenses	14,595	8,914	65,633	—	89,142
Interest expense	4,223	265	1,488	—	5,976
Provision for loan losses	—	531	2,694	—	3,225

	18,818	16,143	154,574	(16,567)	172,968

Income before minority interest and provision (benefit) for income taxes	7,573	9,610	7,174	(9,600)	14,757
Minority interest in income of consolidated subsidiary	—	—	—	1,176	1,176

Income before provision (benefit) for income taxes	7,573	9,610	7,174	(10,776)	13,581
Provision (benefit) for income taxes	(780)	3,246	2,762	—	5,228

Net income	$8,353	$6,364	$4,412	$(10,776)	$8,353

	Six Months Ended June 30, 2004
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Eliminations	Consolidated
REVENUES
Sales of real estate	$—	$21,671	$192,834	$—	$214,505
Other resort and communities operations revenue	—	4,314	28,400	—	32,714
Management fees	23,092	—	—	(23,092)	—
Equity income from subsidiaries	14,123	—	—	(14,123)	—
Interest income	157	4,673	4,911	—	9,741
Gain on sales of notes receivable	—	3,596	—	—	3,596
Other income (expense), net	(340)	(316)	691	—	35

	37,032	33,938	226,836	(37,215)	260,591

COSTS AND EXPENSES
Cost of real estate sales	—	5,102	67,964	—	73,066
Cost of other resort and communities operations	—	2,519	30,679	—	33,198
Management fees	—	477	22,615	(23,092)	—
Selling, general and administrative expenses	18,438	11,485	87,633	—	117,556
Interest expense	4,994	688	2,415	—	8,097
Provision for loan losses	—	438	3,461	—	3,899

	23,432	20,709	214,767	(23,092)	235,816

Income before minority interest and provision (benefit) for income taxes	13,600	13,229	12,069	(14,123)	24,775
Minority interest in income of consolidated subsidiary	—	—	—	2,332	2,332

Income before provision (benefit) for income taxes	13,600	13,229	12,069	(16,455)	22,443
Provision (benefit) for income taxes	(202)	4,180	4,663	—	8,641

Net income	$13,802	$9,049	$7,406	$(16,455)	$13,802

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2003
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Consolidated
Operating activities:
Net cash provided by operating activities	$455	$3,300	$14,382	$18,137

Investing activities:
Purchases of property and equipment	(625)	(167)	(3,444)	(4,236)
Sales of property and equipment	797	—	283	1,080
Cash received from retained interests in notes receivable sold	—	2,438	—	2,438

Net cash provided (used) by investing activities	172	2,271	(3,161)	(718)

Financing activities:
Proceeds from borrowings under line-of-credit facilities and notes payable	7,000	—	10,000	17,000
Payments under line-of-credit facilities and notes payable	(7,475)	—	(15,731)	(23,206)
Payment of debt issuance costs	(201)	(824)	(195)	(1,220)
Proceeds from exercise of stock options	24	—	—	24

Net cash used by financing activities	(652)	(824)	(5,926)	(7,402)

Net increase (decrease) in cash and cash equivalents	(25)	4,747	5,295	10,017
Cash and cash equivalents at beginning of period	22,373	17,951	6,581	46,905

Cash and cash equivalents at end of period	22,348	22,698	11,876	56,922
Restricted cash and cash equivalents at end of period	(173)	(21,279)	(11,876)	(33,328)

Unrestricted cash and cash equivalents at end of period	$22,175	$1,419	$—	$23,594

	Six Months Ended June 30, 2004
		Combined	Combined
	Bluegreen	Non-Guarantor	Subsidiary
	Corporation	Subsidiaries	Guarantors	Consolidated
Operating activities:
Net cash provided (used) by operating activities	$(8,765)	$4,333	$30,998	$26,566

Investing activities:
Purchases of property and equipment	(2,925)	(304)	(6,726)	(9,955)
Sales of property and equipment	—	—	8	8
Installment payments on business acquisition	—	—	(325)	(325)
Cash received from retained interests in notes receivable sold	—	9,114	—	9,114

Net cash provided (used) by investing activities	(2,925)	8,810	(7,043)	(1,158)

Financing activities:
Proceeds from borrowings under line-of-credit facilities and notes payable	—	3,179	20,000	23,179
Payments under line-of-credit facilities and notes payable	(302)	(4,696)	(39,800)	(44,798)
Payment of debt issuance costs	—	—	(972)	(972)
Proceeds from exercise of stock options	2,311	—	—	2,311

Net cash (used) provided by financing activities	2,009	(1,517)	(20,772)	(20,280)

Net increase (decrease) in cash and cash equivalents	(9,681)	11,626	3,183	5,128
Cash and cash equivalents at beginning of period	29,872	28,100	15,059	73,031

Cash and cash equivalents at end of period	20,191	39,726	18,242	78,159
Restricted cash and cash equivalents at end of period	(173)	(29,590)	(16,122)	(45,885)

Unrestricted cash and cash equivalents at end of period	$20,018	$10,136	$2,120	$32,274

5. Convertible Subordinated Debentures

     During the six months ended June 30, 2004, $6.4 million of our 8.25% Convertible Subordinated Debentures (the “Debentures”) were voluntarily converted by the holders of the Debentures at a conversion price of $8.24 per share. Such conversions resulted in the issuance of 772,992 shares of our common stock.

6. Contingencies

     On August 21, 2000, we received a notice of Field Audit Action (the “First Notice”) from the State of Wisconsin Department of Revenue (the “DOR”) alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the “Second Notice”) from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through June 30, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village™ resort during the period from January 1, 1994 through December 31, 1999, when the Wisconsin statute requiring sales tax on certain VOI sales was repealed. As of June 30, 2004, aggregate interest and penalties under the First Notice and the Second Notice total approximately $3.2 million in addition to the $3.3 million claimed due. We filed petitions for redetermination with respect to the First Notice on October 19, 2000, and with respect to the Second Notice on July 9, 2003. If the petitions are unsuccessful, we intend to vigorously appeal the assessments.

     We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. (“RDI”) on September 30, 1997. Under the RDI purchase agreement, we believe we have the right to set off payments owed by us to RDI’s former stockholders pursuant to a $1.0 million outstanding note payable balance and to make a claim against such stockholders for $500,000 previously paid to them for any breach of representations and warranties. One of the former RDI stockholders is currently employed by us as the Senior Vice President of Sales for Bluegreen Resorts. We have filed an action against the RDI stockholders for damages arising out of the Wisconsin assessments based on this right of indemnification and offset under the RDI purchase agreement and related promissory note. The RDI stockholders have filed a counterclaim against us and a third-party complaint against us and one of our wholly-owned subsidiaries alleging that we and our subsidiary have failed to make the payments required under the terms of the promissory note.

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

	Bluegreen	Bluegreen
	Resorts	Communities	Totals
As of and for the three months ended June 30, 2003
Sales of real estate	$62,573	$23,453	$86,026
Other resort and communities operations revenue	12,846	1,985	14,831
Depreciation expense	874	399	1,273
Field operating profit	11,770	2,424	14,194
Inventory, net	71,909	119,684	191,593
As of and for the three months ended June 30, 2004
Sales of real estate	$86,637	$41,677	$128,314
Other resort and communities operations revenue	16,764	2,325	19,089
Depreciation expense	1,200	457	1,657
Field operating profit	16,272	7,370	23,642
Inventory, net	112,668	97,846	210,514
For the six months ended June 30, 2003
Sales of real estate	$107,135	$40,673	$147,808
Other resort and communities operations revenue	24,779	3,264	28,043
Depreciation expense	1,669	797	2,466
Field operating profit	18,997	3,616	22,613
For the six months ended June 30, 2004
Sales of real estate	$139,784	$74,721	$214,505
Other resort and communities operations revenue	29,042	3,672	32,714
Depreciation expense	2,302	914	3,216
Field operating profit	24,339	12,589	36,928

Reconciliations to Consolidated Amounts

     Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Field operating profit for reportable segments	$14,194	$23,642	$22,613	$36,928
Interest income	4,112	4,720	7,867	9,741
Gain on sales of notes receivable	1,323	1,216	2,884	3,596
Other income	551	236	1,123	35
Corporate general and administrative expenses	(4,667)	(6,384)	(10,529)	(13,529)
Interest expense	(2,972)	(4,098)	(5,976)	(8,097)
Provision for loan losses	(1,699)	(3,029)	(3,225)	(3,899)

Consolidated income before minority interest and provision for income taxes	$10,842	$16,303	$14,757	$24,775

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Reform Act of 1995 (the “Act”) and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations, results of claims or litigation pending or brought against us in the future and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general “risk factors” with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements. Please also see our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the factors set forth below.

•	Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

•	We depend on additional funding to finance our operations.

•	Our success depends on our ability to market our products efficiently.

•	We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price and our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including risks and uncertainties relating to the cost and availability of land and construction materials.

•	We may not successfully execute our growth strategy.

•	We may face a variety of risks when and if we expand our operations.

•	Excessive claims for development-related defects could adversely affect our financial condition and operating results.

•	We may face additional risks as we expand into new markets.

•	The limited resale market for VOIs could adversely affect our business.

•	Extensive federal, state and local laws and regulations affect the way we conduct our business.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

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

We do not believe that inflation and changing prices currently have had or will have for the foreseeable future a material impact on our revenues and results of operations, other than to the extent that we continually review and have historically increased the sales prices of our VOIs annually and that construction costs have and are expected to continue to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our results of operations. To the extent inflationary trends affect interest rates, a portion of our debt service costs and pricing on our receivable sales transactions may be adversely affected.

We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. In cases where we otherwise meet the revenue recognition criteria previously noted but all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statements of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheets at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “Vacation Ownership Receivables Purchase Facility — An Off Balance Sheet Arrangement,” below.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially adversely impacted. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Bluegreen		Bluegreen
	Resorts		Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Three Months Ended June 30, 2003
Sales of real estate	$62,573	100%	$23,453	100%	$86,026	100%
Cost of real estate sales	(13,223)	(21)	(13,050)	(56)	(26,273)	(31)

Gross profit	49,350	79	10,403	44	59,753	69
Other resort and communities operations revenues	12,846	21	1,985	8	14,831	17
Cost of other resort and communities operations	(12,999)	(21)	(1,897)	(8)	(14,896)	(17)
Selling and marketing expenses	(33,368)	(53)	(5,458)	(23)	(38,826)	(45)
Field general and administrative expenses (1)	(4,059)	(6)	(2,609)	(11)	(6,668)	(8)

Field Operating Profit	$11,770	19%	$2,424	10%	$14,194	17%

Three Months Ended June 30, 2004
Sales of real estate	$86,637	100%	$41,677	100%	$128,314	100%
Cost of real estate sales	(20,747)	(24)	(23,079)	(55)	(43,826)	(34)

Gross profit	65,890	76	18,598	45	84,488	66
Other resort and communities operations revenues	16,764	19	2,325	6	19,089	15
Cost of other resort and communities operations	(17,474)	(20)	(1,964)	(5)	(19,438)	(15)
Selling and marketing expenses	(45,033)	(52)	(8,747)	(21)	(53,780)	(42)
Field general and administrative expenses (1)	(3,875)	(4)	(2,842)	(7)	(6,717)	(5)

Field Operating Profit	$16,272	19%	$7,370	18%	$23,642	18%

Six Months Ended June 30, 2003
Sales of real estate	$107,135	100%	$40,673	100%	$147,808	100%
Cost of real estate sales	(22,863)	(21)	(22,470)	(55)	(45,333)	(31)

Gross profit	84,272	79	18,203	45	102,475	69
Other resort and communities operations revenues	24,779	23	3,264	8	28,043	19
Cost of other resort and communities operations	(25,821)	(24)	(3,471)	(9)	(29,292)	(20)
Selling and marketing expenses	(56,864)	(53)	(9,378)	(23)	(66,242)	(45)
Field general and administrative expenses (1)	(7,369)	(7)	(5,002)	(12)	(12,371)	(8)

Field Operating Profit	$18,997	18%	$3,616	9%	$22,613	15%

	Bluegreen		Bluegreen
	Resorts		Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Six Months Ended June 30, 2004
Sales of real estate	$139,784	100%	$74,721	100%	$214,505	100%
Cost of real estate sales	(31,606)	(23)	(41,460)	(55)	(73,066)	(34)

Gross profit	108,178	77	33,261	45	141,439	66
Other resort and communities operations revenues	29,042	21	3,672	5	32,714	15
Cost of other resort and communities operations	(29,763)	(21)	(3,435)	(5)	(33,198)	(15)
Selling and marketing expenses	(74,568)	(53)	(15,545)	(21)	(90,113)	(42)
Field general and administrative expenses (1)	(8,550)	(6)	(5,364)	(7)	(13,914)	(6)

Field Operating Profit	$24,339	17%	$12,589	17%	$36,928	17%

(1)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $4.7 million for the three months ended June 30, 2003 and $6.4 million for the three months ended June 30, 2004. Corporate general and administrative expenses totaled $10.5 million for the six months ended June 30, 2003 and $13.5 million for the six months ended June 30, 2004. See “Corporate General and Administrative Expenses,” below, for further discussion.

Sales and Field Operations. Consolidated sales increased 49% from $86.0 million for the three months ended June 30, 2003 to $128.3 million for the three months ended June 30, 2004. Consolidated sales increased 45% from $147.8 million for the six months ended June 30, 2003 to $214.5 million for the six months ended June 30, 2004.

Bluegreen Resorts. During the three months ended June 30, 2003 and June 30, 2004, sales of VOIs contributed $62.6 million (73%) and $86.6 million (68%) of our total consolidated sales, respectively. During the six months ended June 30, 2003 and June 30, 2004, sales of VOIs contributed $107.1 million (72%) and $139.8 million (65%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Number of VOI sales transactions	7,033	8,570	11,794	14,523
Average sales price per transaction	$9,791	$10,123	$9,708	$9,957
Gross margin	79%	76%	79%	77%

The $24.1 million or 38% increase in Bluegreen Resorts’ sales during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was due primarily to same-store sales increases primarily as a result of a greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 59% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This, combined with a 20% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 60,000 prospects during the three months ended June 30, 2003 to approximately 72,000 prospects during the three months ended June 30, 2004 and a consistent sale-to-tour conversion ratio of 12% during both of these periods significantly contributed to the overall sales increase during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The remainder of the sales increase was due to the opening of two new sales sites: Grande Villas at World Golf Village® (opened in November 2003) and The Fountains™ in Orlando, Florida (opened in December 2003). These new sales sites generated a combined $5.5 million of incremental sales during the three months ended June 30, 2004. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

The $32.6 million or 30% increase in Bluegreen Resorts’ sales during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was due primarily to same-store sales increases primarily as a result of a greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 63% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This, combined with a 22% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 99,000 prospects during the six months ended June 30, 2003 to approximately 121,000 prospects during the six months ended June 30, 2004 and a consistent sale-to-tour conversion ratio of 13% during both of these periods significantly contributed to the overall sales increase during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The remainder of the sales increase was due to the opening of three new sales sites: an off-site sales office in Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), Grande Villas at World Golf Village® and The Fountains™. These new sales sites generated a combined $10.6 million of incremental sales during the six months ended June 30, 2004. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. The gross margin percentage for Bluegreen Resorts is trending back to historical levels from the gross margins realized in 2003 and the first quarter of 2004. We were able to make some opportunistic acquisitions of relatively lower cost VOI inventories in 2003, which contributed to our favorable gross margins in 2003 and the beginning of 2004. As much of this lower cost VOI inventory has been sold and due to rising construction costs, we anticipate that our gross margin will approximate our historical levels.

Other resort operations revenues increased $3.9 million or 30% during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Other resort operations revenues increased $4.3 million or 17% during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. These increases are due to increases in revenues from our mini-vacation sales and vacation ownership tour generation business, our vacation ownership resort interior purchasing and design business and fees earned for providing reservation services for the Bluegreen Vacation Club®.

Cost of other resort operations increased $4.5 million or 34% during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Cost of other resort operations increased $3.9 million or 15% during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. These increases are due primarily to subsidies and maintenance fees paid to the property owners’ associations that maintain our resorts. These subsidies and fees increased in the aggregate due to the increase in the number of our resorts since June 30, 2003 and due to increased maintenance fees incurred on our remaining VOI inventory at the La Cabana Beach and Racquet Club™ resort in Aruba. In addition, costs of other resort operations increased as we opened our owner contact center in Indianapolis, Indiana in 2003 to handle reservations and customer service for members of the Bluegreen Vacation Club.

Selling and marketing expenses for Bluegreen Resorts decreased as a percentage of sales from 53% during the three months ended June 30, 2003 to 52% during the three months ended June 30, 2004. During the three months ended June 30, 2004, approximately 31% of our VOI sales were made to our existing owners (“Owner Sales”) and to prospective customers referred to us by our owners and others (“Referral Sales”) as compared to 25% of our VOI sales during the three months ended June 30, 2003. Selling and marketing expenses are relatively lower for Owner Sales and Referral Sales as compared to sales to prospective buyers generated through other marketing programs.

Selling and marketing expenses for Bluegreen Resorts were consistent at 53% of sales during both the six months ended June 30, 2003 and June 30, 2004.

We believe that selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $184,000 or 5% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, despite the 38% increase in sales. Field general and administrative expenses for Bluegreen Resorts increased $1.2 million or 16% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The majority of this increase occurred in the first quarter of the year and was due to the expansion of our regional management team in connection with the growth of Bluegreen Resorts since March 31, 2003. The remaining increase was due to the addition of the Harbor Springs (Boyne Highlands), Grande Villas at World Golf Village® and The Fountains sales offices.

As of December 31, 2003, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. As of June 30, 2004, Bluegreen Resorts had approximately $2.0 million of sales and $689,000 of Field Operating Profit deferred under percentage-of-completion accounting.

Bluegreen Communities. During the three months ended June 30, 2003 and June 30, 2004, Bluegreen Communities generated $23.5 million (27%) and $41.7 million (32%) of our total consolidated sales, respectively. During the six months ended June 30, 2003 and June 30, 2004, Bluegreen Communities generated $40.7 million (28%) and $74.7 million (35%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
Number of homesites sold	423	659	840	1,374
Average sales price per homesite	$65,362	$69,721	$55,201	$67,165
Gross margin	44%	45%	45%	45%

Bluegreen Communities’ sales increased $18.2 million or 78% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In November 2003, we acquired and commenced sales at our approximately 500-acre golf course community in Brunswick, Georgia known as Sanctuary Cove at St. Andrews Sound. Sanctuary Cove recognized sales of approximately $4.0 million during the three months ended June 30, 2004, and has $3.4 million of sales deferred under the percentage-of-completion method of accounting. Three projects in Texas that commenced sales since June 30, 2003, specifically i) Quail Springs Ranch™ near the Dallas/Fort Worth area, ii) Mountain Springs Ranch™ in the Hill Country region and iii) Terra Medina Ranch™ also in the Hill Country generated an aggregate $4.8 million in sales during the three months ended June 30, 2004. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton™. This project recognized approximately $3.9 million more sales during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 as the project had only just begun sales in April 2003. Our Brickshire golf course community, which is located in New Kent, Virginia, recognized $7.0 million more sales during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, due primarily to increased effectiveness of sales programs and price increases. The remaining sales increase was realized at several of our other existing communities.

Bluegreen Communities’ sales increased $34.0 million or 84% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Sanctuary Cove recognized sales of approximately $9.8 million during the six months ended June 30, 2004. Quail Springs Ranch™, Mountain Springs Ranch™ and Terra Medina Ranch™ generated an aggregate $8.5 million in sales during the six months ended June 30, 2004. Traditions of Braselton™ recognized approximately $8.2 million more sales during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 as the project had only just begun sales in April 2003. Brickshire™ recognized $9.4 million more sales during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, due primarily to increased effectiveness of sales programs and price increases.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its projects in Texas. During the six months ended June 30, 2004, our golf communities and communities in Texas comprised approximately 49% and 50%, respectively, of Bluegreen Communities’ sales.

Bluegreen Communities’ gross margin remained relatively constant during the three-month and six-month periods ended June 30, 2003 and June 30, 2004. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 23% to 21% during the three months ended June 30, 2003 and June 30, 2004, respectively. Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 23% to 21% during the six months ended June 30, 2003 and June 30,

2004, respectively. These expenditures decreased as a percentage of sales due to relatively low selling and marketing expenses at our new golf course communities in Georgia as compared to our other projects.

As of December 31, 2003, Bluegreen Communities had $18.9 million of sales and $8.1 million of Field Operating Profit deferred under percentage-of-completion accounting. As of June 30, 2004, Bluegreen Communities had $33.2 million of sales and $13.8 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, inventory acquisition and development, mortgage servicing, treasury and legal. Such expenses were $4.7 million and $6.4 million for the three months ended June 30, 2003 and June 30, 2004, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 5% during both the three months ended June 30, 2003 and June 30, 2004. Corporate general and administrative expenses were $10.5 million and $13.5 million for the six months ended June 30, 2003 and June 30, 2004, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 7% and 6% during the six months ended June 30, 2003 and June 30, 2004, respectively.

The increases in corporate general and administrative expenses during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods ended June 30, 2003 were primarily due to an increased number of personnel and other expenses incurred in our information technology and acquisition and development areas as well as our corporate headquarters infrastructure to help support our growth. Also, banking charges and credit card discounts were higher as a result of increases in sales. In addition, outside legal expenses and related accruals were higher during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods ended June 30, 2003

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations,” above.

Interest Income. Interest income is earned on our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income was $4.1 million for the three months ended June 30, 2003 and $4.7 million for the three months ended June 30, 2004. Interest income was $7.9 million for the six months ended June 30, 2003 and $9.7 million for the six months ended June 30, 2004.

The increases in interest income during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods ended June 30, 2003, were due to higher interest income earned on our notes receivable commensurate with higher average aggregate notes receivable balances during the three- and six-month periods ended June 30, 2004, as compared to the comparable periods ended June 30, 2003. These increases in interest income were partially offset by an other-than-temporary decrease of $990,000 in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable. During the three months ended June 30, 2003 and June 30, 2004, we recognized gains totaling $1.3 million and $1.2 million, respectively, on the sale of notes receivable. During the six months ended June 30, 2003 and June 30, 2004, we recognized gains totaling $2.9 million and $3.6 million, respectively, on the sale of notes receivable. The sales of vacation ownership notes receivable were primarily pursuant to vacation ownership receivables purchase facilities in place during the respective periods.

The gain on sale of notes receivable increased $712,000 or 25% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, as we sold $50.0 million in receivables sold during the six months ended June 30, 2003 as compared to $60.7 million in receivables during the six months ended June 30, 2004.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facilities (as described further below) and management’s discretion. Although there is no assurance that this will continue in future periods, we have recognized gains on sales of notes receivable each quarter since the three months ended December 31, 2000 (15 consecutive quarters).

Interest Expense. Interest expense was $3.0 million and $4.1 million for the three months ended June 30, 2003 and June 30, 2004, respectively. Interest expense was $6.0 million and $8.1 million for the six months ended June 30, 2003 and June 30, 2004, respectively. The increases in interest expense during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods ended June 30, 2003, were primarily due to interest expense related to acquisition and development loans entered into in connection with inventory acquisitions since June 30, 2003.

Provision for Loan Losses. We recorded provisions for loan losses totaling $1.7 million and $3.0 million for the three months ended June 30, 2003 and June 30, 2004, respectively. The provisions for loan losses for the six months ended June 30, 2003 and June 30, 2004 were $3.2 million and $3.9 million, respectively. The increases in the provision for loan losses during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods ended June 30, 2003, were primarily due to a higher notes receivable balance outstanding at June 30, 2004 as compared to June 30, 2003. The higher notes receivable balance was due to increased Bluegreen Resorts sales during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

The allowance for loan losses by division as of December 31, 2003 and June 30, 2004 was:

	Bluegreen	Bluegreen
	Resorts	Communities	Other	Total
	(dollars in thousands)
December 31, 2003
Notes receivable	$90,820	$10,555	$1,425	$102,800
Allowance for loan losses	(8,255)	(239)	(112)	(8,606)

Notes receivable, net	$82,565	$10,316	$1,313	$94,194

Allowance as a % of gross notes receivable	9%	2%	8%	8%

June 30, 2004
Notes receivable	$100,573	$9,809	$195	$110,577
Allowance for loan losses	(8,100)	(244)	(112)	(8,456)

Notes receivable, net	$92,473	$9,565	$83	$102,121

Allowance as a % of gross notes receivable	8%	2%	57%	8%

Other notes receivable at December 31, 2003 primarily consisted of a loan to the property owners’ association that is responsible for the maintenance of our La Cabana Beach and Racquet Club resort, Casa Grande Cooperative Association I. This loan was repaid in full during the six months ended June 30, 2004.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $719,000 and $1.5 million for the three months ended June 30, 2003 and June 30, 2004, respectively. Minority interest in income of consolidated subsidiary was $1.2 million and $2.3 million for the six months ended June 30, 2003 and June 30, 2004, respectively. Pre-tax income for the Subsidiary has increased over the periods presented as VOI sales at the Big Cedar Wilderness Club have increased.

Summary. Based on the factors discussed above, our net income was $6.2 million and $9.1 million for the three months ended June 30, 2003 and June 30, 2004, respectively, and was $8.4 million and $13.8 million for the six months ended June 30, 2003 and June 30, 2004, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2003 and June 30, 2004 (in thousands):

	Three months ended
	June 30,	June 30,
	2003	2004
Cash flows provided by operating activities	$18,137	$26,566
Cash flows used by investing activities	(718)	(1,158)
Cash flows used by financing activities	(7,402)	(20,280)

Net increase in cash and cash equivalents	$10,017	$5,128

Cash Flows Provided By Operating Activities. Cash flows provided by operating activities increased $8.4 million or 46% from $18.1 million to $26.6 million for the six months ended June 30, 2003 and June 30, 2004, respectively. The increase in operating cash flows during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, was primarily due to the fact that we had fewer significant acquisitions of inventory during the six months ended June 30, 2004. During the six months ended June 30, 2003, we acquired VOIs in the Casa Del Mar™ resort in Ormond Beach, Florida for $500,000 in cash from operations plus a $4.8 million note payable, and land for the development of our Traditions of Braselton™, Mountain Springs Ranch™, Quail Springs Ranch™ and Terra Medina Ranch™ in three separate transactions for an aggregate $6.3 million in cash from operations plus aggregate notes payable of $14.2 million. During the six months ended June 30, 2004, our only acquisition was a vacation ownership resort in Hershey, Pennsylvania, now known as the Suites at Hershey™ resort, for approximately $1.7 million in operating cash. The other increase in operating cash flow was due to higher net income, after adjustments for non-cash items, during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

The increases discussed above were partially offset by a $3.3 million decrease in the amount of proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, from $56.4 million to $53.1 million during the six months ended June 30, 2003 and June 30, 2004, respectively. We report cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts’ sales result in the origination of notes receivable from its customers. We believe that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore classified such activities as operating activities.

Cash Flows Used In Investing Activities. Cash flows used in investing activities increased $440,000 or 61% from $718,000 to $1.2 million for the six months ended June 30, 2003 and June 30, 2004, respectively. The increase was primarily due to higher cash expenditures for property and equipment during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. These increased expenditures were partially offset by higher amounts of cash received from our retained interests in notes receivable sold, as we had not begun receiving cash flows on our retained interest in a 2002 term securitization transaction until September 2003.

Cash Flows Used By Financing Activities. Cash flows used by financing activities increased $12.9 million or 174% from $7.4 million to $20.3 million during the six months ended June 30, 2003 and June 30, 2004, respectively. Payments under line-of-credit facilities increased from $23.2 million to $44.8 million for the six months ended June 30, 2003 and June 30, 2004, respectively. The impact of these higher debt service payments was partially offset by $6.2 million more cash proceeds received on new borrowings under line-of-credit facilities and $2.3 million more cash received upon the exercise of stock options during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2004. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2004. Our other indebtedness includes outstanding convertible subordinated debentures, senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the six months ended June 30, 2004, approximated 59% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

On October 8, 2003, Resort Finance, LLC (“RFL”) acquired and assumed the rights, obligations and commitments of ING as initial purchaser in an existing vacation ownership receivables purchase facility (the “Purchase Facility”) originally executed between ING and us in April 2002. In connection with its assumption of the Purchase Facility, RFL expanded and extended the Purchase Facility’s size and term. The Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, our wholly-owned, special purpose finance subsidiary (“BRFC V”), and BRFC V sells the receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. RFL earns a return equal to the one-month London Interbank Offered Rate (“LIBOR”) plus an additional return ranging from 2.00% to 3.25%, based on the amount outstanding under the Purchase Facility, subject to use of alternate return rates in certain circumstances. In addition, RFL receives a 0.25% annual program fee. The Purchase Facility also provides for the sale of land notes receivable, under modified terms. We act as servicer under the Purchase Facility for a fee.

The Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL’s obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) our breach of the representations or warranties in the Purchase Facility; (ii) our failure to perform our covenants in the Purchase Facility, including, without limitation, a failure to pay principal or interest due to RFL; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a material adverse change to us since December 31, 2001; (v) the amount borrowed under the Purchase Facility exceeding the borrowing base, (vi) significant delinquencies or defaults on the receivables sold; (vii) a payment default by us under any other borrowing arrangement of $5 million or more, or an event of default under any indenture, facility or agreement that results in a default under any borrowing arrangement; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility; (x) the ratio of our debt to tangible net worth exceeding 6 to 1; or (xi) our failure to perform our servicing obligations.

The Purchase Facility, as increased by amendment, allows for sales of notes receivable for a cumulative purchase price of up to $150.0 million on a revolving basis through September 30, 2004, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent.

On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. (“BB&T”), consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the “2004 Term Securitization”). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold to RFL under the Purchase Facility. In addition, the 2004 Term Securitization allows for an additional $19.3 million in aggregate principal of our qualifying vacation ownership receivables (the “Pre-funded Receivables”) that can be sold by us through October 6, 2004 to Bluegreen Receivables Finance Corporation VIII, our wholly-owned, special purpose finance subsidiary (“BRFC VIII”). BRFC VIII would then sell the Pre-funded Receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or BRFC VIII, except for breaches of certain representations and warranties at the time of sale. The proceeds of $17.5 million (at an advance rate of 91%) as payment for the Pre-funded Receivables are being held in escrow by the trustee of the 2004 Term Securitization until such receivables are actually sold by us to BRFC VIII. If we don’t sell enough Pre-funded Receivables to earn the entire amount of related proceeds held in escrow, the remaining proceeds will be used to pay down amounts owed to investors in the 2004 Term Securitization. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and provide net cash proceeds of $1.3 million to us. We also received certain VOIs that were being held in the Purchase Facility in connection with previously defaulted receivables, certain vacation ownership notes receivable previously held in the Purchase Facility which did not qualify for the 2004 Term Securitization and a retained interest in the future cash flows from the 2004 Term Securitization.

As a result of the application of proceeds from the 2004 Term Securitization, the Purchase Facility’s entire $150.0 million facility limit is available for future sales of vacation ownership notes receivable through September 30, 2004, subject to the eligibility requirements and certain conditions precedent.

On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the “GE Purchase Facility”) with General Electric Capital Corporation (“GE”). The GE Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary (“BRFC VII”), and BRFC VII sells the receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 91.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 3.50%, based on the amount outstanding under the GE Purchase Facility, subject to use of alternate return rates in certain circumstances. In addition, we will pay GE a structuring fee of approximately $938,000 on the earlier of the date of our first funding under the GE Purchase Facility or October 2, 2004. We act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million for a period which ends on the earlier of (i) two years from our initial sale of receivables under the GE Purchase Facility or (ii) October 2, 2006.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE’s obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy proceeding or the like; (v) the amount of any advance under the GE Purchase Facility failing to meet a specified overcollateralization amount, (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $185.0 million plus 50% of net income following June 30, 2004; (x) the ratio of our debt (excluding our subordinated debentures and, after the expiration of the funding period, up to $600.0 million of receivable-backed indebtedness) to Tangible Net Worth exceeding 2.25 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club® to be less than approximately 623.6 million; (xiii) our ceasing to conduct the vacation ownership business and originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club® or be managed by us or one of our subsidiaries; (xv) operating budgets and reserve accounts maintained by the property owners’ associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

We have chosen to monetize our receivables through the Purchase Facility, the GE Purchase Facility and, historically, other similar facilities, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement.

The Purchase Facility and the GE Purchase Facility discussed above are the only ongoing receivables purchase facilities under which we currently have the ability to sell receivables, with the exception of our ability to sell the Pre-funded Receivables in the near term, as discussed above. We are currently discussing terms for a potential new vacation ownership receivables purchase facility with an unaffiliated financial institution. There is no assurance that this potential new facility will be obtained on favorable terms or at all. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facility and the GE Purchase Facility when these facilities are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the investor to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented below (in thousands):

	December 31,	June 30,
	2003	2004
On Balance Sheet:
Retained interests in notes receivable sold	$60,975	$67,175
Servicing assets (included in other assets)	2,677	2,834
Off Balance Sheet:
Notes receivable sold without recourse	266,662	290,892
Principal balance owed to note receivable purchasers	238,258	252,153

	Three Months Ended
	June 30,	June 30,
	2003	2004
Income Statement:
Gain on sales of notes receivable	$1,323	$1,216
Interest accretion on retained interests in notes receivable sold	1,404	1,269
Servicing fee income	926	1,130
Amortization of servicing assets	(188)	(240)

	Six Months Ended
	June 30,	June 30,
	2003	2004
Gain on sales of notes receivable	$2,884	$3,596
Interest accretion on retained interests in notes receivable sold	2,718	2,866
Servicing fee income	1,956	2,178
Amortization of servicing assets	(364)	(468)

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

In February 2003, we entered into a revolving vacation ownership receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. During the six months ended June 30, 2004, we pledged approximately $7.8 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $7.0 million in cash borrowings. At June 30, 2004, $21.1 million was outstanding under the GMAC Receivables Facility.

RFC has also provided us with a $45.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The borrowing period on the GMAC AD&C Facility expires on

February 10, 2005, and outstanding borrowings mature no later than February 10, 2009, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains ™ resort in Orlando, Florida, all of which was still outstanding at June 30, 2004. The balance of our borrowings under the GMAC AD&C Facility was collateralized by VOIs and land held for future development at our 51%-owned Big Cedar Wilderness Club™ resort. As of June 30, 2004, $22.6 million was outstanding under the GMAC AD&C Facility. We are currently finalizing an agreement with RFC to expand the GMAC AD&C Facility to allow for maximum outstanding borrowings of $75.0 million. There can be no assurances that such increase to this facility will be obtained on favorable terms if at all.

During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the “Textron Facility”). The borrowing period for acquisition and development loans under the Textron Facility expires on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than June 30, 2009. Principal will be repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. We utilized this facility to borrow approximately $9.6 million of the purchase price of The Hammocks at Marathon™ resort in December 2003. The balance of this facility will be available to finance the cost of renovations on the Marathon property and for borrowings collateralized by our vacation ownership receivables. Receivable-backed borrowings under the Textron Facility will bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. During the six months ended June 30, 2004, we borrowed an additional $798,000 under the Textron Facility to finance a portion of the cost of renovations at The Hammocks at Marathon™. As of June 30, 2004, $10.4 million was outstanding under the Textron Facility.

Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) primarily for the use of borrowing against Bluegreen Communities receivables, we can borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. See “Credit Facilities for Bluegreen Communities’ Receivables and Inventories,” below, for further details on this facility.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities’ receivables, with up to $10.0 million of the total facility available for Bluegreen Communities’ inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts’ receivables. In April 2004, we borrowed $10.0 million pursuant to the revolving credit facility collateralized by our Traditions of Braselton™ golf course community in Braselton, Georgia. The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Traditions of Braselton™ borrowing is due on March 10, 2006. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In September 2003, Foothill extended our ability to borrow under the facility through December 31, 2006, and extended the maturity date to December 31, 2008 for borrowings collateralized by receivables. During the six months ended June 30, 2004, we borrowed $10.0 million, which was collateralized by our Traditions of Braselton™ golf course community, under this facility. At June 30, 2004, the outstanding principal balance under this facility was approximately $9.0 million, $3.8 million of which related to our Traditions of Braselton™ borrowing, $3.1 million of which related to Bluegreen Communities’ receivables borrowings and $2.1 million of which related to Bluegreen Resorts’ receivables borrowings.

On September 25, 2002, certain of our direct and indirect wholly-owned subsidiaries entered into a $50 million revolving credit facility (the “GMAC Communities Facility”) with RFC. We are the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve™ (Black Mountain, North Carolina) and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Specific Bluegreen

Communities projects can be added to the GMAC Communities Facility through September 25, 2004, while borrowings can be drawn on such projects through September 25, 2006. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of June 30, 2004, $8.8 million was outstanding under the GMAC Communities Facility.

Over the past several years, we have received substantially all of our homesite sales proceeds in cash. Accordingly, in recent years we have reduced the borrowing capacity under credit agreements secured by Bluegreen Communities’ receivables. We attribute the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer homesite financing at attractive interest rates. No assurances can be given that local banks will continue to provide such customer financing.

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

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2004. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facility plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2004, no borrowings were outstanding under the line. In April and July 2004, we issued an aggregate $3.9 million of irrevocable letters of credit under this line-of-credit as required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2004. This line-of-credit has historically been a source of short-term liquidity for us.

Commitments

Our material commitments as of June 30, 2004 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of June 30, 2004, by period due (in thousands):

	Payments Due by Period
	Less
	than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total
Receivable-backed notes payable	$—	$—	$5,231	$21,182	$26,413
Lines-of-credit and notes payable	25,873	35,431	5,725	183	67,212
10.5% senior secured notes	—	—	110,000	—	110,000
8.25% convertible subordinated debentures	—	5,007	9,200	13,800	28,007
Noncancelable operating leases	4,923	6,994	4,597	6,483	22,997

Total contractual obligations	$30,796	$47,432	$134,753	$41,648	$254,629

In addition, we have $5.3 million in letters-of-credit outstanding at June 30, 2004. In January 2003, we obtained a $1.4 million letter-of-credit, which is collateralized by a certificate of deposit, in connection with the issuance of a performance bond on a Bluegreen Communities project. The beneficiary released this letter of credit in July 2004. In April and July

2004, we issued an aggregate of $3.9 million of irrevocable letters of credit under the unsecured line-of-credit with Wachovia Bank, N.A. as required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2004.

As previously discussed, we have to pay the $938,000 structuring fee to GE no later than October 2, 2004.

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the above principal payments. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $16.5 million as of June 30, 2004. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $54.7 million as of June 30, 2004. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

We have a large number of credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2004, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present plans to acquire these remaining shares.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 11, 2004, the Company held its annual meeting of shareholders. At the meeting, the shareholders voted on the election of four directors for a term of three years expiring at the 2007 annual meeting of shareholders. The results of the voting were as follows:

	Shares Voted
Nominee	For	Against	Abstain	Total
Alan B. Levan	18,657,635	265,030	—	18,922,665
Lawrence A. Cirillo	18,643,321	279,344	—	18,922,665
George F. Donovan	18,654,635	268,030	—	18,922,665
Mark A. Nerenhausen	18,642,306	280,359	—	18,922,665

The Company’s Board of Directors is divided into three classes which have terms expiring at the Company’s Annual Meeting of Shareholders over the next three years.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.14	Sixth Supplemental Indenture dated as of February 29, 2004 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008.

10.105	Sale and Contribution Agreement among the Registrant and Bluegreen Receivables Finance Corporation VII, dated as of August 3, 2004.

10.106	Sale and Servicing Agreement among BXG Receivables Owner Trust 2004-A, Bluegreen Receivables Finance Corporation VII, the Registrant, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation, dated as of August 3, 2004.

10.107	Trust Agreement by and among Bluegreen Receivables Finance Corporation VII, GSS Holdings, Inc. and Wilmington Trust Company, dated as of August 3, 2004.

10.108	Indenture between BXG Receivables Owner Trust 2004-A and U.S. Bank National Association, dated as of August 3, 2004.

10.109	BXG Receivables Owner Trust 2004-A Definitions Annex, Definitions and Interpretations, dated as of August 3, 2004.

10.127	Note Purchase Agreement between BXG Receivables Note Trust 2004-B and BB&T Capital Markets, dated as of July 1, 2004.

10.128	Amended and Restated Trust Agreement by and among Bluegreen Receivables Finance Corporation VIII, GSS Holdings, Inc. and Wilmington Trust Company, dated as of July 8, 2004.

10.129	Purchase and Contribution Agreement by and among the Registrant and Bluegreen Receivables Finance Corporation VIII, dated as of June 15, 2004.

10.130	Indenture between BXG Receivables Owner Trust 2004-B, the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004.

10.131	Standard Definitions to Indenture between BXG Receivables Owner Trust 2004-B, the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004.

10.132	Transfer Agreement by and among the Registrant, BXG Receivables Note Trust 2001-A and Bluegreen Receivables Finance Corporation VIII, dated as of June 15, 2004.

10.133	Sale Agreement by and among Bluegreen Receivables Finance Corporation VIII and BXG Receivables Note Trust 2004-B, dated as of June 15, 2004.

10.146	Amendment Number Six to Loan and Security Agreement dated April 2, 2004 by and between the Registrant and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 29, 2004, we filed a Current Report Under Item 5 of Form 8-K dated July 8, 2004, regarding the $156.6 million private offering and sale of vacation ownership receivable-backed securities consummated on our behalf by BB&T Capital Markets discussed above under Item 2, “Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet Arrangements.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: August 13, 2004	By:	/S/ GEORGE F. DONOVAN

George F. Donovan
President and
Chief Executive Officer

Date: August 13, 2004	By:	/S/ JOHN F. CHISTE

John F. Chiste
Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2004	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)