Form 10-Q
period 2004-09-30
BLUEGREEN CORP
filed 2004-11-15
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|   -     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

      For the Quarterly period ended September 30, 2004

                                       or

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

      As of November 12, 2004, there were 29,096,963 shares of Common Stock, $.01 par value per share, issued, 2,755,300 treasury shares and 26,341,663 shares outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)                                 Page
                                                                            ----

           Condensed Consolidated Balance Sheets at December 31, 2003
                 and September 30, 2004 ...................................    3

           Condensed Consolidated Statements of Income - Three Months
                 Ended September 30, 2003 and 2004 ........................    4

           Condensed Consolidated Statements of Income - Nine Months
                 Ended September 30, 2003 and 2004 ........................    5

           Condensed Consolidated Statements of Cash Flows - Nine
                 Months Ended September 30, 2003 and 2004 .................    6

           Notes to Condensed Consolidated Financial Statements ...........    8

   Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .......................   19

   Item 4. Controls and Procedures ........................................   36

Part II - Other Information

   Item 1. Legal Proceedings ..............................................   36

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....   37

   Item 6. Exhibits .......................................................   37

Signatures ................................................................   37

Note: The terms "Bluegreen" "Bluegreen Communities" and "Bluegreen Vacation Club" are trademarks registered in the U.S. Patent and Trademark office ("USPTO") by Bluegreen Corporation. The term "World Golf Village" is registered in the USPTO by World Golf Foundation, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                        December 31,     September 30,
                                                                                            2003             2004
                                                                                        ------------     -------------
                                                                                           (Note)         (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $14,156
   and $19,533 at December 31, 2003 and September 30, 2004, respectively) .......        $  53,647         $  86,237
Contracts receivable, net .......................................................           25,522            43,631
Notes receivable, net ...........................................................           94,194           120,598
Prepaid expenses ................................................................            9,925            11,005
Other assets ....................................................................           19,711            21,348
Inventory, net ..................................................................          219,890           197,924
Retained interests in notes receivable sold .....................................           60,975            67,678
Property and equipment, net .....................................................           63,430            70,790
Intangible assets ...............................................................            3,728             4,807
                                                                                         ---------         ---------
          Total assets ..........................................................        $ 551,022         $ 624,018
                                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ................................................................        $   6,983         $   8,701
Accrued liabilities and other ...................................................           32,791            48,670
Deferred income .................................................................           18,646            26,384
Deferred income taxes ...........................................................           43,924            62,271
Receivable-backed notes payable .................................................           24,921            32,408
Lines-of-credit and notes payable ...............................................           87,858            74,329
10.50% senior secured notes payable .............................................          110,000           110,000
8.25% convertible subordinated debentures .......................................           34,371            27,590
                                                                                         ---------         ---------
   Total liabilities ............................................................          359,494           390,353

Minority interest ...............................................................            4,648             7,340

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ...........               --                --
Common stock, $.01 par value, 90,000 shares authorized; 27,702 and 29,079
   shares issued at December 31, 2003 and September 30, 2004, respectively ......              277               291
Additional paid-in capital ......................................................          124,931           135,035
Treasury stock, 2,755 common shares at both December 31, 2003 and
   September 30, 2004, at cost ..................................................          (12,885)          (12,885)
Accumulated other comprehensive income, net of income taxes .....................            1,830             1,047
Retained earnings ...............................................................           72,727           102,837
                                                                                         ---------         ---------
     Total shareholders' equity .................................................          186,880           226,325
                                                                                         ---------         ---------
          Total liabilities and shareholders' equity ............................        $ 551,022         $ 624,018
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                      September 30,   September 30,
                                                                           2003            2004
                                                                      -------------   -------------
Revenues:
   Sales of real estate .........................................        $108,941        $161,898
   Other resort and communities operations revenue ..............          14,549          19,662
   Interest income ..............................................           4,441           5,743
   Gain on sales of notes receivable ............................             476           3,333
                                                                         --------        --------
                                                                          128,407         190,636
Costs and expenses:
   Cost of real estate sales ....................................          31,033          58,787
   Cost of other resort and communities operations ..............          14,830          20,198
   Selling, general and administrative expenses .................          58,791          78,339
   Interest expense .............................................           3,650           3,242
   Provision for loan losses ....................................           2,300           2,603
   Other expense ................................................             515             591
                                                                         --------        --------
                                                                          111,119         163,760
                                                                         --------        --------
Income before minority interest and provision for income taxes ..          17,288          26,876
Minority interest in income of consolidated subsidiary ..........             699             360
                                                                         --------        --------
Income before provision for income taxes ........................          16,589          26,516
Provision for income taxes ......................................           6,387          10,209
                                                                         --------        --------
Net income ......................................................        $ 10,202        $ 16,307
                                                                         ========        ========

Income per common share:
    Basic .......................................................        $   0.41        $   0.62
                                                                         ========        ========
    Diluted .....................................................        $   0.36        $   0.54
                                                                         ========        ========

Weighted average number of common and common
    equivalent shares:
    Basic .......................................................          24,634          26,298
                                                                         ========        ========
    Diluted .....................................................          29,377          30,646
                                                                         ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                      September 30,   September 30,
                                                                           2003            2004
                                                                      -------------   -------------
Revenues:
   Sales of real estate .........................................        $256,749        $376,403
   Other resort and communities operations revenue ..............          42,592          52,376
   Interest income ..............................................          12,308          15,484
   Gain on sales of notes receivable ............................           3,360           6,929
   Other income .................................................             608              --
                                                                         --------        --------
                                                                          315,617         451,192
Costs and expenses:
   Cost of real estate sales ....................................          76,366         131,853
   Cost of other resort and communities operations ..............          44,122          53,396
   Selling, general and administrative expenses .................         147,933         195,895
   Interest expense .............................................           9,626          11,339
   Provision for loan losses ....................................           5,525           6,502
   Other expense ................................................              --             556
                                                                         --------        --------
                                                                          283,572         399,541
                                                                         --------        --------
Income before minority interest and provision for income taxes ..          32,045          51,651
Minority interest in income of consolidated subsidiary ..........           1,875           2,692
                                                                         --------        --------
Income before provision for income taxes ........................          30,170          48,959
Provision for income taxes ......................................          11,615          18,849
                                                                         --------        --------
Net income ......................................................        $ 18,555        $ 30,110
                                                                         ========        ========

Income per common share:
    Basic .......................................................        $   0.75        $   1.16
                                                                         ========        ========
    Diluted .....................................................        $   0.68        $   1.02
                                                                         ========        ========

Weighted average number of common and common
    equivalent shares:
    Basic .......................................................          24,604          25,858
                                                                         ========        ========
    Diluted .....................................................          29,089          30,563
                                                                         ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                  September 30,     September 30,
                                                                                       2003              2004
                                                                                  -------------     -------------
Operating activities:
   Net income ..............................................................        $  18,555         $  30,110
   Adjustments to reconcile net income to net cash provided by operating activities:
        Minority interest in income of consolidated subsidiary .............            1,875             2,692
        Depreciation and amortization ......................................           10,403            10,521
        Gain on sales of notes receivable ..................................           (3,360)           (6,929)
        (Gain) loss on sale of property and equipment ......................             (212)              384
        Provision for loan losses ..........................................            5,525             6,502
        Provision for deferred income taxes ................................           11,615            18,849
        Interest accretion on retained interests in notes receivable sold ..           (3,564)           (3,988)
        Proceeds from sales of notes receivable ............................           49,650            92,730
        Proceeds from borrowings collateralized by notes receivable ........           22,086            16,365
        Payments on borrowings collateralized by notes receivable ..........           (4,970)           (8,840)
   Change in operating assets and liabilities:
      Contracts receivable .................................................          (17,722)          (18,109)
      Notes receivable .....................................................         (115,197)         (140,407)
      Inventory ............................................................           11,232            34,177
      Other assets .........................................................           (3,186)           (2,780)
      Accounts payable, accrued liabilities and other ......................           22,626            24,126
                                                                                    ---------         ---------
Net cash provided by operating activities ..................................            5,356            55,403
                                                                                    ---------         ---------
Investing activities:
   Purchases of property and equipment .....................................           (7,527)          (14,676)
   Sales of property and equipment .........................................            1,080                 8
   Installment payments on business acquisition (see Note 2) ...............               --              (575)
   Cash received from retained interests in notes receivable sold ..........            5,948            11,231
                                                                                    ---------         ---------
Net cash used by investing activities ......................................             (499)           (4,012)
                                                                                    ---------         ---------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and other
     notes payable .........................................................           32,000            57,640
   Payments under line-of-credit facilities and other notes payable ........          (33,830)          (75,778)
   Payment of debt issuance costs ..........................................           (1,642)           (3,219)
   Proceeds from exercise of stock options .................................              537             2,556
                                                                                    ---------         ---------
Net cash used by financing activities ......................................           (2,935)          (18,801)
                                                                                    ---------         ---------
Net increase in cash and cash equivalents ..................................            1,922            32,590
Cash and cash equivalents at beginning of period ...........................           34,276            53,647
                                                                                    ---------         ---------
Cash and cash equivalents at end of period .................................           36,198            86,237
Restricted cash and cash equivalents at end of period ......................          (16,416)          (19,533)
                                                                                    ---------         ---------
Unrestricted cash and cash equivalents at end of period ....................        $  19,782         $  66,704
                                                                                    =========         =========

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                          September 30,  September 30,
                                                                               2003           2004
                                                                          -------------  -------------
Supplemental schedule of non-cash operating, investing
    and financing activities:

    Inventory acquired through financing ............................        $43,488        $ 4,440
                                                                             =======        =======
    Inventory acquired through foreclosure or deedback in lieu of
       foreclosure ..................................................        $ 4,967        $ 7,440
                                                                             =======        =======
    Income tax benefit from stock options exercised .................        $    --        $   613
                                                                             =======        =======
    Property and equipment acquired through financing ...............        $ 2,250        $   169
                                                                             =======        =======
    Retained interests in notes receivable sold .....................        $11,682        $19,094
                                                                             =======        =======
    Net change in unrealized losses in retained interests in notes
       receivable sold ..............................................        $ 2,158        $ 1,224
                                                                             =======        =======
    Settlement of business acquisition purchase price (see Note 2) ..        $    --        $   925
                                                                             =======        =======
    Conversion of 8.25% convertible subordinated debentures .........        $    --        $ 6,781
                                                                             =======        =======

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in our opinion, are necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2004.

      We have historically experienced seasonal fluctuations in our gross revenues and net earnings, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs.

Organization

      We are a leading provider of vacation and residential lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen(R) Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club(R). Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 16 resorts located in the United States and Aruba as well as at four off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities(R)") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the nine months ended September 30, 2004, sales generated by Bluegreen Resorts comprised approximately 63% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 37% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

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

Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. We have excluded approximately 1.2 million anti-dilutive stock options from our computation of earnings per common share for the three- and nine-months ended September 30, 2003. There were no anti-dilutive stock options during the three and nine months ended September 30, 2004.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                Three Months Ended             Nine Months Ended
                                                           September 30,  September 30,  September 30,  September 30,
                                                                2003           2004           2003           2004
                                                           ----------------------------------------------------------
      Basic earnings per share - numerator:
          Net income .................................        $10,202        $16,307        $18,555        $30,110
                                                           ==========================================================

        Diluted earnings per share - numerator:
          Net income - basic .........................        $10,202        $16,307        $18,555        $30,110
          Effect of dilutive securities, net of
             income taxes ............................            441            353          1,308          1,109
                                                           ----------------------------------------------------------
          Net income - diluted .......................        $10,643        $16,660        $19,863        $31,219
                                                           ==========================================================

      Denominator:
        Denominator for basic earnings per share -
             weighted-average shares .................         24,634         26,298         24,604         25,858
        Effect of dilutive securities:
             Stock options ...........................            572            990            314          1,053
             Convertible securities ..................          4,171          3,358          4,171          3,652
                                                           ----------------------------------------------------------
       Dilutive potential common shares ..............          4,743          4,348          4,485          4,705
                                                           ----------------------------------------------------------
       Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions .....................         29,377         30,646         29,089         30,563
                                                           ==========================================================
       Basic earnings per common share ...............        $  0.41        $  0.62        $  0.75        $  1.16
                                                           ==========================================================
       Diluted earnings per common share .............        $  0.36        $  0.54        $  0.68        $  1.02
                                                           ==========================================================

Retained Interest in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 3) or term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

      Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were 40,000 stock options granted to our non-employee directors during the nine months ended September 30, 2004. The fair value of the stock options granted during the nine months ended September 30, 2003 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free investment rate of 2.80% and 2.12%; dividend yield of 0% and 0%; a volatility factor of the expected market price of our common stock of
0.631 and 0.650; and a weighted average life of the options of 6.0 years and 3.0 years, respectively.

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

                                                                Three Months Ended                     Nine Months Ended
                                                         September 30,      September 30,      September 30,      September 30,
                                                             2003               2004               2003               2004
                                                         -------------      -------------      -------------      -------------
      Net income, as reported ....................        $   10,202         $   16,307         $   18,555         $   30,110
      Pro forma stock-based employee
        compensation cost, net of income taxes ...               (81)               (60)              (320)              (257)
                                                          ----------         ----------         ----------         ----------
      Pro forma net income .......................        $   10,121         $   16,247         $   18,235         $   29,853
                                                          ==========         ==========         ==========         ==========

      Earnings per share, as reported:
        Basic ....................................        $     0.41         $     0.62         $     0.75         $     1.16
        Diluted ..................................        $     0.36         $     0.54         $     0.68         $     1.02
      Pro forma earnings per share:
        Basic ....................................        $     0.41         $     0.62         $     0.74         $     1.15
        Diluted ..................................        $     0.36         $     0.54         $     0.67         $     1.01

During the nine months ended September 30, 2004, optionees under our employee and director stock option plans exercised stock options resulting in the issuance of an aggregate 555,000 shares of our common stock and proceeds of $2.6 million.

Other Comprehensive Income

      Other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                  Three Months Ended                Nine Months Ended
                                                             September 30,   September 30,    September 30,   September 30,
                                                                 2003            2004             2003            2004
                                                             -------------   -------------    -------------   -------------
      Net income ......................................        $ 10,202        $ 16,307         $ 18,555        $ 30,110
      Net unrealized (losses) gains on retained
         interests in notes receivable sold, net of
         income taxes .................................             551            (935)           1,327            (783)
                                                               --------        --------         --------        --------
      Total comprehensive income ......................        $ 10,753        $ 15,372         $ 19,882        $ 29,327
                                                               ========        ========         ========        ========

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, certain special purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation's consolidation provisions applied immediately to variable interests in variable interest entities created after January 31, 2003. Pursuant to a subsequent FASB revision in December 2003, variable interest entities that were created before February 1, 2003 and were not reported as consolidated in accordance with FIN 46 previously were required to be reported as consolidated in the first interim or annual period ended after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position or results of operations as of and for the nine months ended September 30, 2004.

      In February 2003, the FASB released for public comment an exposure draft of an American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), "Accounting for Real Estate Time-Sharing Transactions" and a proposed FASB Statement, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and No. 67." The proposed SOP and related FASB Statement, if cleared by the FASB, would have provided accounting guidance for vacation ownership interest transactions, including: a framework for sales and revenue recognition, the accounting for cost of sales and inventory, credit losses and changes in estimates. In January 2004, the FASB recommended that the proposed SOP not include any revenue recognition guidance based on changes in revenue recognition practices that had occurred since this project was initially started, the FASB's revenue recognition project and the potential for requiring preparers to change their revenue recognition practices twice in a short time frame and the rules-based nature of the revenue recognition requirements of the proposed SOP. In August 2004, the SOP, revised by the FASB's recommendations, received clearance from the FASB. The FASB also approved the issuance of a final Statement that will amend FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate timesharing transactions. The FASB also decided that the final Statement should also amend FASB Statement No. 66, "Accounting for Sales of Real Estate," to include a footnote that refers to the interpretive guidance in the SOP for timesharing transactions. The FASB is expected to vote on the final Statement in the fourth quarter of 2004, the issuance of which is expected to coincide with the issuance of the final SOP. We have not yet completely evaluated the impact of the SOP on our financial position or results of operations, however, we do not believe that the SOP will have a material impact on us.

Reclassifications

      We have made certain reclassifications of prior period amounts to conform to the current period presentation. Most significantly, we previously carried amounts held in bank accounts on behalf of the purchasers of our vacation ownership notes receivable on our balance sheet as restricted cash with a corresponding liability included under the caption "accrued liabilities and other." While we retain the servicing rights on the vacation ownership notes receivable sold, these cash accounts operate in the name of third-parties e.g., the facility trustees or the note purchasers. We have therefore reduced both "restricted cash" and "accrued liabilities and other" for the aggregate carrying amount of this cash in all periods presented, which as of December 31, 2003 was $19.4 million.

2. Acquisition

      On October 2, 2002, Great Vacation Destinations, Inc. ("GVD"), one of our wholly-owned subsidiaries, with no prior operations, acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC and RVM Vacations, LLC (collectively, "TMOV") for $2.8 million in cash, $500,000 of which was paid on March 31, 2003. The acquisition agreement provided for the payment of additional consideration of up to $12.5 million through December 31, 2007 upon GVD meeting certain earnings targets (the "Earn Out Provisions").

      On June 1, 2004, we executed an amendment to the acquisition agreement with the former owners of TMOV whereby in exchange for agreeing to pay $1.5 million, the former owners of TMOV agreed to release us from any obligation to pay amounts under the Earn Out Provisions. The $1.5 million, which is payable in quarterly installments over an 18 month period commencing on May 30, 2004, was recorded as goodwill.

3. Sales of Notes Receivable

      On October 8, 2003, Resort Finance, LLC ("RFL") acquired and assumed the rights, obligations and commitments of ING Capital, LLC ("ING") as initial purchaser in an existing vacation ownership receivables purchase facility (the "Purchase Facility") originally executed between ING and us in April 2002.. In connection with its assumption of the Purchase Facility and subsequent amendments, RFL increased the size of the Purchase Facility to $150.0 million and extended the term of the Purchase Facility on a revolving basis through September 30, 2004. On September 30, 2004, we executed an extension of the Purchase Facility to allow for sales of notes receivable for a cumulative purchase price of up to $100.0 million on a revolving basis through September 29, 2005.

      The Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries (the "Finance Subsidiary"), and the Finance Subsidiary sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or the Finance Subsidiary except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the Purchase Facility are subject to certain customary conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain customary terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser earned a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, LIBOR plus 1.25% through October 7, 2003, LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the Purchase Facility) from October 8, 2003 through September 30, 2004, and will earn LIBOR plus 3.25% through September 29, 2005, subject to the use of alternate return rates in certain circumstances. In addition, the Initial Purchaser received or will receive a 0.25% annual facility fee through April 15, 2003 and from October 8, 2003 through September 29, 2005.

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

      During the six months ended June 30, 2004, we sold $60.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $51.6 million.

      On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. ("BB&T"), consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold under the Purchase Facility and $19.3 million in aggregate principal of qualified vacation ownership receivables (the "Pre-funded Receivables") that, as permitted in the 2004 Term Securitization, were subsequently sold without recourse (except for breaches of certain representations and warranties at the time of sale) in two separate tranches on August 13, 2004 and August 24, 2004 to an owners' trust (a qualified special purpose entity) through our wholly-owned, special purpose finance subsidiary, Bluegreen Receivables Finance Corporation VIII. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties and deposit initial amounts in a required cash reserve account. We received net cash proceeds of $19.1 million, certain VOIs with a carrying value of $331,000 that were being held in the Purchase Facility in connection with previously defaulted receivables, certain vacation ownership notes receivable with a net realizable value of $4.2 million that were previously held in the Purchase Facility that did not qualify for the 2004 Term Securitization and a retained interest in the future cash flows from the 2004 Term Securitization of $33.0 million. We also recognized an aggregate gain of $2.6 million in connection with the 2004 Term Securitization.

      On September 29, 2004, we sold $25.9 million in aggregate principal of vacation ownership receivables under the Purchase Facility for a cumulative purchase price of $22.0 million. As a result of this sale, we recognized a gain of $701,000 and recorded retained interests in notes receivable sold and servicing assets of $4.4 million and $268,000, respectively. As a result of this sale and the 2004 Term Securitization, the remaining availability under the Purchase Facility was $78.0 million at September 30, 2004, subject to the eligibility requirements and certain conditions precedent.

      The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold or securitized during the nine months ended September 30, 2004: Prepayment rates ranging from 17% to 13% per annum as the portfolios mature; loss severity rates ranging 40% to 45%; default rates ranging from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 9% to 14%.

4. Lines of Credit and Notes Payable

      On July 9, 2004, we borrowed $4.4 million from the Central Carolina Bank. The proceeds from the borrowing were used to acquire 800 acres of land in Chatham County, North Carolina for the purpose of developing a golf course community to be known as Chapel Ridge. The total purchase price of the land was $5.5 million. The borrowing, which is secured by the land, requires monthly interest-only payments at the prime lending rate plus 0.5% per annum, principal repayments through agreed-upon release prices as homesites are sold at Chapel Ridge and becomes due in its entirety on July 9, 2007. As of September 30, 2004, $3.9 million of this borrowing was outstanding.

      From July through September 2004, we borrowed an aggregate $7.2 million for construction expenditures at The Fountains(TM) resort in Orlando, Florida pursuant to an existing $75.0 million acquisition, development and construction revolving credit facility with Residential Funding Corporation ("RFC"), an affiliate of GMAC (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as vacation ownership interests are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. The outstanding balance under this revolving facility was $24.6 million at September 30, 2004.

      On August 26, 2004, we borrowed $9.6 million under an existing acquisition and development loan with Wachovia Bank, N.A. (the "Wachovia Loan"). The Wachovia Loan is collateralized by the real property homesites (and personal property related thereto) at our Sanctuary Cove(TM) at St. Andrews Sound residential land community in Brunswick, Georgia. Principal payments on the Wachovia Loan are effected through agreed-upon release prices paid to Wachovia Bank, N.A., as homesites at Sanctuary Cove at St. Andrews Sound are sold, subject to minimum quarterly amortization commencing on November 12, 2004. The Wachovia Loan bears interest at LIBOR plus 2.00%, subject to increase in the event of a default, as defined in the Wachovia Loan documents. Interest payments are due monthly. The Wachovia Loan matures on October 12, 2006, however we can extend the maturity of the Wachovia Loan until November 12, 2008, subject to certain customary extension terms and conditions. The outstanding balance under the Wachovia Loan was $8.4 million at September 30, 2004.

      On October 29, 2004, we borrowed $10.0 million under an existing acquisition and development loan with Wells Fargo Foothill, Inc. (the "Foothill Loan"). The Foothill Loan is collateralized by the real property homesites (and personal property related thereto) at our Traditions of Braselton(TM) golf course community in Braselton, Georgia. The Foothill Loan requires principal payments based on agreed-upon release prices as homesites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Foothill Loan is due on March 10, 2006.

5. Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). None of the assets of Bluegreen Corporation secure our obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary Guarantors"), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees cover the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors follows:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                    December 31, 2003
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
ASSETS
Cash and cash equivalents ..........................      $  29,872       $   8,716      $  15,059      $      --       $  53,647
Contracts receivable, net ..........................             --           1,075         24,447             --          25,522
Intercompany receivable ............................        100,191              --             --       (100,191)             --
Notes receivable, net ..............................            847          19,232         74,115             --          94,194
Other assets .......................................          6,229           3,372         23,763             --          33,364
Inventory, net .....................................             --          22,225        197,665             --         219,890
Retained interests in notes receivable sold ........             --          60,975             --             --          60,975
Investments in subsidiaries ........................        185,162              --          3,230       (188,392)             --
Property and equipment, net ........................         11,936           1,900         49,594             --          63,430
                                                          ---------       ---------      ---------      ---------       ---------
       Total assets ................................      $ 334,237       $ 117,495      $ 387,873      $(288,583)      $ 551,022
                                                          =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ..      $  13,266       $   9,874      $  35,280      $      --       $  58,420
  Intercompany payable .............................             --           1,127         99,064       (100,191)             --
  Deferred income taxes ............................        (19,954)         29,314         34,564             --          43,924
  Lines-of-credit and notes payable ................          5,026          22,759         84,994             --         112,779
  10.50% senior secured notes payable ..............        110,000              --             --             --         110,000
  8.25% convertible subordinated debentures ........         34,371              --             --             --          34,371
                                                          ---------       ---------      ---------      ---------       ---------
       Total liabilities ...........................        142,709          63,074        253,902       (100,191)        359,494
  Minority interest ................................             --              --             --          4,648           4,648
  Total shareholders' equity .......................        191,528          54,421        133,971       (193,040)        186,880
                                                          ---------       ---------      ---------      ---------       ---------
       Total liabilities and shareholders' equity ..      $ 334,237       $ 117,495      $ 387,873      $(288,583)      $ 551,022
                                                          =========       =========      =========      =========       =========

                                                                                    September 30, 2004
                                                                                       (Unaudited)
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
ASSETS
Cash and cash equivalents ..........................      $  50,908       $  19,977      $  15,352      $      --       $  86,237
Contracts receivable, net ..........................             --           2,072         41,559             --          43,631
Intercompany receivable ............................         84,620              --             --        (84,620)             --
Notes receivable, net ..............................             --          28,758         91,840             --         120,598
Other assets .......................................          5,909           3,819         27,432             --          37,160
Inventory, net .....................................             --          20,902        177,022             --         197,924
Retained interests in notes receivable sold ........             --          67,678             --             --          67,678
Investments in subsidiaries ........................        215,418              --          3,230       (218,648)             --
Property and equipment, net ........................         14,046           2,110         54,634             --          70,790
                                                          ---------       ---------      ---------      ---------       ---------
       Total assets ................................      $ 370,901       $ 145,316      $ 411,069      $(303,268)      $ 624,018
                                                          =========       =========      =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ..      $  14,886       $  17,366      $  51,503      $      --       $  83,755
  Intercompany payable .............................             --           3,314         81,306        (84,620)             --
  Deferred income taxes ............................        (18,851)         35,353         45,769             --          62,271
  Lines-of-credit and notes payable ................          3,611          22,504         80,622             --         106,737
  10.50% senior secured notes payable ..............        110,000              --             --             --         110,000
  8.25% convertible subordinated debentures ........         27,590              --             --             --          27,590
                                                          ---------       ---------      ---------      ---------       ---------
       Total liabilities ...........................        137,236          78,537        259,200        (84,620)        390,353
  Minority interest ................................             --              --             --          7,340           7,340
  Total shareholders' equity .......................        233,665          66,779        151,869       (225,988)        226,325
                                                          ---------       ---------      ---------      ---------       ---------
       Total liabilities and shareholders' equity ..      $ 370,901       $ 145,316      $ 411,069      $(303,268)      $ 624,018
                                                          =========       =========      =========      =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended September 30, 2003
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
REVENUES
  Sales of real estate .............................      $      --       $   9,857      $  99,084      $      --       $ 108,941
  Other resort and communities operations revenue ..             --           1,416         13,133             --          14,549
  Management fees ..................................         11,803              --             --        (11,803)             --
  Equity income from subsidiaries ..................          9,132              --             --         (9,132)             --
  Interest income ..................................             64           1,542          2,835             --           4,441
  Gain on sales of notes receivable ................             --             476             --             --             476
                                                          ---------       ---------      ---------      ---------       ---------
                                                             20,999          13,291        115,052        (20,935)        128,407
COSTS AND EXPENSES
  Cost of real estate sales ........................             --           2,566         28,467             --          31,033
  Cost of other resort and communities operations ..             --             799         14,031             --          14,830
  Management fees ..................................             --             298         11,505        (11,803)             --
  Selling, general and administrative expenses .....          7,471           5,473         45,847             --          58,791
  Interest expense .................................          2,647             169            834             --           3,650
  Provision for loan losses ........................             --             303          1,997             --           2,300
  Other expense ....................................             10             358            147             --             515
                                                          ---------       ---------      ---------      ---------       ---------
                                                             10,128           9,966        102,828        (11,803)        111,119
                                                          ---------       ---------      ---------      ---------       ---------
  Income before minority interest and provision
       for income taxes ............................         10,871           3,325         12,224         (9,132)         17,288
  Minority interest in income of consolidated
       subsidiary ..................................             --              --             --            699             699
                                                          ---------       ---------      ---------      ---------       ---------
  Income before provision for income taxes .........         10,871           3,325         12,224         (9,831)         16,589
  Provision for income taxes .......................            669           1,011          4,707             --           6,387
                                                          ---------       ---------      ---------      ---------       ---------
  Net income .......................................      $  10,202       $   2,314      $   7,517      $  (9,831)      $  10,202
                                                          =========       =========      =========      =========       =========

                                                                          Three Months Ended September 30, 2004
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
REVENUES
  Sales of real estate .............................      $      --       $  11,040      $ 150,858      $      --       $ 161,898
  Other resort and communities operations revenue ..             --           2,359         17,303             --          19,662
  Management fees ..................................         17,508              --             --        (17,508)             --
  Equity income from subsidiaries ..................         14,223              --             --        (14,223)             --
  Interest income ..................................             70           1,777          3,896             --           5,743
  Gain on sales of notes receivable ................             --           3,333             --             --           3,333
                                                          ---------       ---------      ---------      ---------       ---------
                                                             31,801          18,509        172,057        (31,731)        190,636
COSTS AND EXPENSES
  Cost of real estate sales ........................             --           3,602         55,185             --          58,787
  Cost of other resort and communities operations ..             --           1,423         18,775             --          20,198
  Management fees ..................................             --             302         17,206        (17,508)             --
  Selling, general and administrative expenses .....         12,856           5,905         59,578             --          78,339
  Interest expense .................................          1,293             376          1,573             --           3,242
  Provision for loan losses ........................             --             410          2,193             --           2,603
  Other expense ....................................             38              38            515             --             591
                                                          ---------       ---------      ---------      ---------       ---------
                                                             14,187          12,056        155,025        (17,508)        163,760
                                                          ---------       ---------      ---------      ---------       ---------
  Income before minority interest and provision
       for income taxes ............................         17,614           6,453         17,032        (14,223)         26,876
  Minority interest in income of consolidated
       subsidiary ..................................             --              --             --            360             360
                                                          ---------       ---------      ---------      ---------       ---------
  Income before provision for income taxes .........         17,614           6,453         17,032        (14,583)         26,516
  Provision for income taxes .......................          1,307           2,361          6,541             --         (10,209)
                                                          ---------       ---------      ---------      ---------       ---------
  Net income .......................................      $  16,307       $   4,092      $  10,491      $ (14,583)      $  16,307
                                                          =========       =========      =========      =========       =========

                                                                           Nine Months Ended September 30, 2003
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
REVENUES
  Sales of real estate .............................      $      --       $  26,227      $ 230,522      $      --       $ 256,749
  Other resort and communities operations revenue ..             --           4,319         38,273             --          42,592
  Management fees ..................................         28,370              --             --        (28,370)             --
  Equity income from subsidiaries ..................         18,732              --             --        (18,732)             --
  Interest income ..................................            228           5,314          6,766             --          12,308
  Gain on sales of notes receivable ................             --           3,360             --             --           3,360
  Other income (expense) ...........................             50            (534)         1,092             --             608
                                                          ---------       ---------      ---------      ---------       ---------
                                                             47,380          38,686        276,653        (47,102)        315,617
COSTS AND EXPENSES
  Cost of real estate sales ........................             --           7,011         69,355             --          76,366
  Cost of other resort and communities operations ..             --           2,271         41,851             --          44,122
  Management fees ..................................             --             814         27,556        (28,370)             --
  Selling, general and administrative expenses .....         22,066          14,387        111,480             --         147,933
  Interest expense .................................          6,870             434          2,322             --           9,626
  Provision for loan losses ........................             --             834          4,691             --           5,525
                                                          ---------       ---------      ---------      ---------       ---------
                                                             28,936          25,751        257,255        (28,370)        283,572
                                                          ---------       ---------      ---------      ---------       ---------
  Income before minority interest and provision
       (benefit) for income taxes ..................         18,444          12,935         19,398        (18,732)         32,045
  Minority interest in income of consolidated
       subsidiary ..................................             --              --             --          1,875           1,875
                                                          ---------       ---------      ---------      ---------       ---------
  Income before provision (benefit) for income
       taxes .......................................         18,444          12,935         19,398        (20,607)         30,170
  Provision (benefit) for income taxes .............           (111)          4,258          7,468             --          11,615
                                                          ---------       ---------      ---------      ---------       ---------
  Net income .......................................      $  18,555       $   8,677      $  11,930      $ (20,607)      $  18,555
                                                          =========       =========      =========      =========       =========

                                                                           Nine Months Ended September 30, 2004
                                                         -------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen     Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                         -----------    -------------   ----------     ------------   ------------
REVENUES
  Sales of real estate .............................      $      --       $  32,711      $ 343,692      $      --       $ 376,403
  Other resort and communities operations revenue ..             --           6,673         45,703             --          52,376
  Management fees ..................................         40,599              --             --        (40,599)             --
  Equity income from subsidiaries ..................         28,347              --             --        (28,347)             --
  Interest income ..................................            227           6,450          8,807             --          15,484
  Gain on sales of notes receivable ................             --           6,929             --             --           6,929
                                                          ---------       ---------      ---------      ---------       ---------
                                                             69,173          52,763        398,202        (68,946)        451,192
COSTS AND EXPENSES
  Cost of real estate sales ........................             --           8,704        123,149             --         131,853
  Cost of other resort and communities operations ..             --           3,942         49,454             --          53,396
  Management fees ..................................             --             779         39,820        (40,599)             --
  Selling, general and administrative expenses .....         31,294          17,390        147,211             --         195,895
  Interest expense .................................          6,287           1,064          3,988             --          11,339
  Provision for loan losses ........................             --             848          5,654             --           6,502
  Other expense (income) ...........................            378             354           (176)            --             556
                                                          ---------       ---------      ---------      ---------       ---------
                                                             37,959          33,081        369,100        (40,599)        399,541
                                                          ---------       ---------      ---------      ---------       ---------
  Income before minority interest and provision
       for income taxes ............................         31,214          19,682         29,102        (28,347)         51,651
  Minority interest in income of consolidated
       subsidiary ..................................             --              --             --          2,692           2,692
                                                          ---------       ---------      ---------      ---------       ---------
  Income before provision for income taxes .........         31,214          19,682         29,102        (31,039)         48,959
  Provision for income taxes .......................          1,104           6,541         11,204             --          18,849
                                                          ---------       ---------      ---------      ---------       ---------
  Net income .......................................      $  30,110       $  13,141      $  17,898      $ (31,039)      $  30,110
                                                          =========       =========      =========      =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30, 2003
                                                                        --------------------------------------------------------
                                                                                        Combined       Combined
                                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                                        Corporation   Subsidiaries    Guarantors    Consolidated
                                                                        -----------   -------------   ----------    ------------
Operating activities:
Net cash provided (used) by operating activities ..................      $ (5,857)      $ (4,198)      $ 15,411       $  5,356
                                                                         --------       --------       --------       --------
Investing activities:
  Purchases of property and equipment .............................        (2,104)          (336)        (5,087)        (7,527)
  Sales of property and equipment .................................           854             --            226          1,080
  Cash received from retained interests in notes receivable sold ..            --          5,948             --          5,948
                                                                         --------       --------       --------       --------
Net cash provided (used) by investing activities ..................        (1,250)         5,612         (4,861)          (499)
                                                                         --------       --------       --------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable ................................................         7,000             --         25,000         32,000
  Payments under line-of-credit facilities and notes payable ......        (7,528)            --        (26,302)       (33,830)
  Payment of debt issuance costs ..................................          (273)          (985)          (384)        (1,642)
  Proceeds from exercise of stock options .........................           537             --             --            537
                                                                         --------       --------       --------       --------
Net cash used by financing activities .............................          (264)          (985)        (1,686)        (2,935)
                                                                         --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ..............        (7,371)           429          8,864          1,922
Cash and cash equivalents at beginning of period ..................        22,373          5,322          6,581         34,276
                                                                         --------       --------       --------       --------
Cash and cash equivalents at end of period ........................        15,002          5,751         15,445         36,198
Restricted cash and cash equivalents at end of period .............          (173)        (1,803)       (14,440)       (16,416)
                                                                         --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ...........      $ 14,829       $  3,948       $  1,005       $ 19,782
                                                                         ========       ========       ========       ========

                                                                                  Nine Months Ended September 30, 2004
                                                                        --------------------------------------------------------
                                                                                        Combined       Combined
                                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                                        Corporation   Subsidiaries    Guarantors    Consolidated
                                                                        -----------   -------------   ----------    ------------
Operating activities:
Net cash provided by operating activities .........................      $ 27,003       $  5,212       $ 23,188       $ 55,403
                                                                         --------       --------       --------       --------
Investing activities:
  Purchases of property and equipment .............................        (4,365)          (607)        (9,704)       (14,676)
  Sales of property and equipment .................................            --             --              8              8
  Installment payments on business acquisition ....................            --             --           (575)          (575)
  Cash received from retained interests in notes receivable sold ..            --         11,231             --         11,231
                                                                         --------       --------       --------       --------
Net cash provided (used) by investing activities ..................        (4,365)        10,624        (10,271)        (4,012)
                                                                         --------       --------       --------       --------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable ................................................            --          3,179         54,461         57,640
  Payments under line-of-credit facilities and notes payable ......        (1,480)        (7,733)       (66,565)       (75,778)
  Payment of debt issuance costs ..................................        (2,678)           (21)          (520)        (3,219)
  Proceeds from exercise of stock options .........................         2,556             --             --          2,556
                                                                         --------       --------       --------       --------
Net cash used by financing activities .............................        (1,602)        (4,575)       (12,624)       (18,801)
                                                                         --------       --------       --------       --------
Net increase in cash and cash equivalents .........................        21,036         11,261            293         32,590
Cash and cash equivalents at beginning of period ..................        29,872          8,716         15,059         53,647
                                                                         --------       --------       --------       --------
Cash and cash equivalents at end of period ........................        50,908         19,977         15,352         86,237
Restricted cash and cash equivalents at end of period .............          (173)        (5,432)       (13,928)       (19,533)
                                                                         --------       --------       --------       --------
Unrestricted cash and cash equivalents at end of period ...........      $ 50,735       $ 14,545       $  1,424       $ 66,704
                                                                         ========       ========       ========       ========

6. Convertible Subordinated Debentures

      During the nine months ended September 30, 2004, $6.8 million of our 8.25% Convertible Subordinated Debentures (the "Debentures") were voluntarily converted by the holders of the Debentures at a conversion price of $8.24 per share. Such conversions resulted in the issuance of 822,860 shares of our common stock.

7. Contingencies

      On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village(TM) resort during the period from January 1, 1994 through December 31, 1999. The statute requiring the assessment of sales tax on sales of certain VOIs in Wisconsin was repealed in December 1999. We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we had certain rights of off set for amounts owed the sellers based on any breach of representations and warranties.

      On August 31, 2004, we settled the sales tax assessments and all interest and penalties for $2.3 million. Of this amount, $750,000 was already accrued in connection with the indemnification by RDI's former stockholders and approximately $210,000 will be reimbursed to us by certain property owners' associations that serve the Christmas Mountain Village Resort. We recognized an expense of $1.3 million from this settlement during the three months ended September 30, 2004.

      In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business.

8. Business Segments

      We have two reportable business segments. Bluegreen Resorts develops, markets and sells VOIs in our Bluegreen Vacation Club resorts, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as homesites. Disclosures for our business segments are as follows (in thousands):

                                                                            Bluegreen      Bluegreen
                                                                             Resorts      Communities     Totals
                                                                            ---------     -----------    --------
            As of and for the three months ended September 30, 2003
            Sales of real estate ......................................      $ 83,925      $ 25,016      $108,941
            Other resort and communities operations revenue ...........        12,826         1,723        14,549
            Depreciation expense ......................................           959           452         1,411
            Field operating profit ....................................        21,799         2,028        23,827
            Inventory, net ............................................        93,228       117,126       210,354

            As of and for the three months ended September 30, 2004
            Sales of real estate ......................................      $ 96,104      $ 65,794      $161,898
            Other resort and communities operations revenue ...........        17,782         1,880        19,662
            Depreciation expense ......................................         1,387           426         1,813
            Field operating profit ....................................        19,355        15,584        34,939
            Inventory, net ............................................       109,165        88,759       197,924

            For the nine months ended September 30, 2003
            Sales of real estate ......................................      $191,060      $ 65,689      $256,749
            Other resort and communities operations revenue ...........        37,605         4,987        42,592
            Depreciation expense ......................................         2,628         1,249         3,877
            Field operating profit ....................................        40,796         5,644        46,440

            For the nine months ended September 30, 2004
            Sales of real estate ......................................      $235,888      $140,515      $376,403
            Other resort and communities operations revenue ...........        46,824         5,552        52,376
            Depreciation expense ......................................         3,689         1,341         5,030
            Field operating profit ....................................        43,694        28,173        71,867

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                               Three Months Ended                Nine Months Ended
                                                         September 30,    September 30,    September 30,    September 30,
                                                             2003             2004             2003             2004
                                                         -------------    -------------    -------------    -------------
      Field operating profit for reportable
         segments .................................        $ 23,827         $ 34,939         $ 46,440         $ 71,867
      Interest income .............................           4,441            5,743           12,308           15,484
      Gain on sales of notes receivable ...........             476            3,333            3,360            6,929
      Other income (expense) ......................            (515)            (591)             608             (556)
      Corporate general and administrative
         expenses .................................          (4,991)         (10,703)         (15,520)         (24,232)
      Interest expense ............................          (3,650)          (3,242)          (9,626)         (11,339)
      Provision for loan losses ...................          (2,300)          (2,603)          (5,525)          (6,502)
                                                           --------         --------         --------         --------
      Consolidated income before minority
         interest and provision for income taxes ..        $ 17,288         $ 26,876         $ 32,045         $ 51,651
                                                           ========         ========         ========         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe," "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations, results of claims or litigation pending or brought against us in the future and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general "risk factors" with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements. Please also see our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the factors, including those set forth below.

      o Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

      o     We depend on additional funding to finance our operations.

      o Our success depends on our ability to market our products efficiently.

      o We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price; and, our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

      o We are subject to the risks of the real estate market and the risks associated with real estate development, including risks and uncertainties relating to the cost and availability of land and construction materials.

      o     We may not successfully execute our growth strategy.

      o We may face a variety of risks when, and if,we expand our operations.

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

      o Our internal controls over financial reporting could be found not to be effective as required under Section 404 of the Sarbanes-Oxley Act of 2002

Executive Overview

We operate through two business segments. Bluegreen Resorts develops, markets and sells VOIs in our Bluegreen Vacation Club resorts, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis, as homesites.

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

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statements of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheets at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                      Bluegreen                    Bluegreen
                                                       Resorts                    Communities                     Total
                                              ------------------------      -----------------------      -----------------------
                                                            Percentage                   Percentage                   Percentage
                                                Amount       of Sales         Amount      of Sales         Amount      of Sales
                                              ---------     ----------      ---------    ----------      ---------    ----------
                                                                            (dollars in thousands)
   Three Months Ended
       September 30, 2003
   Sales of real estate ..............        $  83,925        100%         $  25,016       100%         $ 108,941       100%
   Cost of real estate sales .........          (16,464)       (20)           (14,569)      (58)           (31,033)      (29)
                                              ---------                     ---------                    ---------
   Gross profit ......................           67,461         80             10,447        42             77,908        71
   Other resort and communities
       operations revenues ...........           12,826         15              1,723         7             14,549        13
   Cost of other resort and
       communities operations ........          (12,834)       (15)            (1,996)       (8)           (14,830)      (14)
   Selling and marketing
       expenses ......................          (41,650)       (50)            (5,854)      (23)           (47,504)      (44)
   Field general and administrative
       expenses (1) ..................           (4,004)        (5)            (2,292)       (9)            (6,296)       (6)
                                              ---------                     ---------                    ---------
   Field Operating Profit ............        $  21,799         26%         $   2,028         8%         $  23,827        22%
                                              =========                     =========                    =========

   Three Months Ended
       September 30, 2004
   Sales of real estate ..............        $  96,104        100%         $  65,794       100%         $ 161,898       100%
   Cost of real estate sales .........          (23,873)       (25)           (34,914)      (53)           (58,787)      (36)
                                              ---------                     ---------                    ---------
   Gross profit ......................           72,231         75             30,880        47            103,111        64
   Other resort and communities
       operations revenues ...........           17,782         19              1,880         3             19,662        12
   Cost of other resort and
       communities operations ........          (18,165)       (19)            (2,033)       (3)           (20,198)      (12)
   Selling and marketing
       expenses ......................          (48,154)       (50)           (11,796)      (18)           (59,950)      (37)
   Field general and
     administrative expenses (1) .....           (4,339)        (5)            (3,347)       (5)            (7,686)       (5)
                                              ---------                     ---------                    ---------
   Field Operating Profit ............        $  19,355         20%         $  15,584        24%         $  34,939        22%
                                              =========                     =========                    =========

   Nine Months Ended
       September 30, 2003

   Sales of real estate ..............        $ 191,060        100%         $  65,689       100%         $ 256,749       100%
   Cost of real estate sales .........          (39,327)       (21)           (37,039)      (56)           (76,366)      (30)
                                              ---------                     ---------                    ---------
   Gross profit ......................          151,733         79             28,650        44            180,383        70
   Other resort and communities
       operations revenues ...........           37,605         20              4,987         8             42,592        17
   Cost of other resort and
       communities operations ........          (38,655)       (20)            (5,467)       (8)           (44,122)      (17)
   Selling and marketing
       expenses ......................          (98,514)       (52)           (15,232)      (23)          (113,746)      (44)
   Field general and
       administrative expenses (1) ...          (11,373)        (6)            (7,294)      (11)           (18,667)       (7)
                                              ---------                     ---------                    ---------
   Field Operating Profit ............        $  40,796         21%         $   5,644         9%         $  46,440        18%
                                              =========                     =========                    =========

                                                      Bluegreen                    Bluegreen
                                                       Resorts                    Communities                     Total
                                              ------------------------      -----------------------      -----------------------
                                                            Percentage                   Percentage                   Percentage
                                                Amount       of Sales         Amount      of Sales         Amount      of Sales
                                              ---------     ----------      ---------    ----------      ---------    ----------
                                                                            (dollars in thousands)
   Nine Months Ended
       September 30, 2004

   Sales of real estate ..............        $ 235,888        100%         $ 140,515       100%         $ 376,403       100%
   Cost of real estate sales .........          (55,479)       (24)           (76,374)      (54)          (131,853)      (35)
                                              ---------                     ---------                    ---------
   Gross profit ......................          180,409         76             64,141        46            244,550        65
   Other resort and communities
       operations revenues ...........           46,824         20              5,552         4             52,376        14
   Cost of other resort and
       communities operations ........          (47,928)       (20)            (5,468)       (4)           (53,396)      (14)
   Selling and marketing
       expenses ......................         (122,722)       (52)           (27,341)      (20)          (150,063)      (40)
   Field general and
     administrative expenses (1) .....          (12,889)        (6)            (8,711)       (6)           (21,600)       (6)
                                              ---------                     ---------                    ---------
   Field Operating Profit ............        $  43,694         19%         $  28,173        20%         $  71,867        19%
                                              =========                     =========                    =========

----------
      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.0 million for the three months ended September 30, 2003 and $10.7 million for the three months ended September 30, 2004. Corporate general and administrative expenses totaled $15.5 million for the nine months ended September 30, 2003 and $24.2 million for the nine months ended September 30, 2004. See "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales increased 49% from $108.9 million for the three months ended September 30, 2003 to $161.9 million for the three months ended September 30, 2004. Consolidated sales increased 47% from $256.7 million for the nine months ended September 30, 2003 to $376.4 million for the nine months ended September 30, 2004.

Bluegreen Resorts. During the three months ended September 30, 2003 and September 30, 2004, sales of VOIs represented $83.9 million (77%) and $96.1 million (59%) of our total consolidated sales, respectively. During the nine months ended September 30, 2003 and September 30, 2004, sales of VOIs represented $191.1 million (74%) and $235.9 million (63%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                        Three Months Ended              Nine Months Ended
                                                   ----------------------------   -----------------------------
                                                   September 30,  September 30,   September 30,   September 30,
                                                       2003           2004            2003            2004
                                                   -------------  -------------   -------------   -------------
      Number of VOI sales transactions ......          8,476           9,735          20,270          24,258
      Average sales price per transaction ...        $ 9,680         $10,171         $ 9,696         $10,043
      Gross margin ..........................             80%             75%             79%             76%

The $12.2 million or 15% increase in Bluegreen Resorts' sales during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, was due primarily to the opening of three new sales sites: Grande Villas at World Golf Village(R) (opened in November 2003), The Fountains(TM) in Orlando, Florida (opened in December 2003) and an offsite sales office in Destin, Florida (opened in July 2004). These new sales sites generated a combined $7.1 million of incremental sales during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The remainder of the sales increase was due to same-store sales increases. We believe this was the result of our focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 37% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This, combined with a 16% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 68,000 prospects during the three months ended September 30, 2003 to approximately 79,000 prospects during the three months ended September 30, 2004 and a consistent sale-to-tour conversion ratio of 12% during both of these periods significantly contributed to the overall sales increase during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

The $44.8 million or 23% increase in Bluegreen Resorts' sales during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was due primarily to same-store sales increases as previously indicated. Sales to owner and referral prospects increased by 52% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This, combined with a 20% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 166,000 prospects during the nine months ended September 30, 2003 to approximately 199,000 prospects during the nine months ended September 30, 2004, partially offset by a decrease in the sale-to-tour conversion ratio from 13% during the nine months ended September 30, 2003 to 12% during the nine months ended September 30, 2004, contributed to the overall sales increase during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The remainder of the sales increase was due to the opening of four new sales sites: an off-site sales office in Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), Grande Villas at World Golf Village(R), The Fountains(TM) and our new offsite sales office in Destin, Florida. These new sales sites generated a combined $16.3 million of incremental sales during the nine months ended September 30, 2004. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. The gross margin percentage for Bluegreen Resorts is trending back to historical levels from the higher gross margins realized in 2003 and the first quarter of 2004. We were able to make some opportunistic acquisitions of relatively lower cost VOI inventories in 2003, which contributed to our favorable gross margins in 2003 and the beginning of 2004. As much of this lower cost VOI inventory has been sold and due to rising construction costs we are experiencing at projects under development, we anticipate that our gross margin will approximate our historical levels for the foreseeable future.

Other resort operations revenues increased $5.0 million or 39% during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Other resort operations revenues increased $9.2 million or 25% during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. These increases are due to increases in revenues from our mini-vacation sales and vacation ownership tour generation business, our vacation ownership resort interior purchasing and design business and fees earned for providing reservation services for the Bluegreen Vacation Club(R).

Cost of other resort operations increased $5.3 million or 42% during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Cost of other resort operations increased $9.3 million or 24% during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. These increases are due primarily to subsidies and maintenance fees paid to the property owners' associations that maintain our resorts. These subsidies and fees increased in the aggregate due to the increase in the number of our resorts since September 30, 2003 and due to increased maintenance fees incurred on our remaining VOI inventory at the La Cabana Beach and Racquet Club(TM) resort in Aruba. In addition, costs of other resort operations increased as we opened our owner contact center in Indianapolis, Indiana in 2003 to handle reservations and customer service for members of the Bluegreen Vacation Club.

Selling and marketing expenses for Bluegreen Resorts remained consistent as a percentage of sales at approximately 50% during both the three months ended September 30, 2003 and September 30, 2004. Selling and marketing expenses for Bluegreen Resorts were consistent at 52% of sales during both the nine months ended September 30, 2003 and September 30, 2004. We believe that selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $335,000 or 8% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Field general and administrative expenses for Bluegreen Resorts increased $1.5 million or 13% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The majority of this increase was due to the expansion of our regional management team in connection with the growth of Bluegreen Resorts since September 30, 2003. The remaining increase was primarily due to the addition of the Harbor Springs (Boyne Highlands), Grande Villas at World Golf Village(R), The Fountains and Destin sales offices.

As of December 31, 2003, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. As of September 30, 2004, Bluegreen Resorts had approximately $3.9 million of sales and $1.3 million of Field Operating Profit deferred under percentage-of-completion accounting.

Bluegreen Communities. During the three months ended September 30, 2003 and September 30, 2004, Bluegreen Communities generated $25.0 million (23%) and $65.8 million (41%) of our total consolidated sales, respectively. During the nine months ended September 30, 2003 and September 30, 2004, Bluegreen Communities generated $65.7 million (26%) and $140.5 million (37%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                    Three Months Ended              Nine Months Ended
                                               ----------------------------   -----------------------------
                                               September 30,  September 30,   September 30,   September 30,
                                                   2003           2004            2003            2004
                                               -------------  -------------   -------------   -------------
      Number of homesites sold ..........            530             816           1,370           2,191
      Average sales price per homesite ..        $60,029         $72,662         $57,069         $69,212
      Gross margin ......................             42%             47%             44%             46%

Bluegreen Communities' sales increased $40.8 million or 163% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton(TM). This project recognized approximately $13.4 million more sales during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, due to the recognition of sales previously deferred under the percentage-of-completion method of accounting. Our Brickshire golf course community, which is located in New Kent, Virginia, recognized $5.1 million more sales during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, due primarily to increased effectiveness of sales programs and price increases. In November 2003, we acquired and commenced sales at our approximately 500-acre golf course community in Brunswick, Georgia known as Sanctuary Cove at St. Andrews Sound. Sanctuary Cove recognized sales of approximately $5.8 million during the three months ended September 30, 2004, and had an additional $10.3 million of sales deferred under the percentage-of-completion method of accounting as of September 30, 2004. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge(TM). Chapel Ridge recognized sales of approximately $4.2 million during the three months ended September 30, 2004, and had an additional $4.4 million of sales deferred under the percentage-of-completion method of accounting as of September 30, 2004. The remaining sales increase was realized at several of our other existing communities. The increase in the average sales price per homesite reflected in the above table also contributed to the increase in sales.

Bluegreen Communities' sales increased $74.8 million or 114% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Traditions of Braselton(TM) recognized approximately $21.5 million more sales during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as the project had only just begun sales in April 2003. Brickshire(TM) recognized $15.4 million more sales during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, due primarily to increased effectiveness of sales programs and price increases. Sanctuary Cove and Chapel Ridge(TM) recognized sales of approximately $15.6 million and $4.2 million, respectively, during the nine months ended September 30, 2004. The remaining sales increase was realized at several of our other existing communities. The increase in the average sales price per homesite reflected in the above table also contributed to the increase in sales.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its projects in Texas. During the nine months ended September 30, 2004, our golf communities and communities in Texas comprised approximately 50% and 47%, respectively, of Bluegreen Communities' sales.

Bluegreen Communities' gross margin increased from 42% to 47% during the three months ended September 30, 2003 and September 30, 2004, respectively. Bluegreen Communities' gross margin increased from 44% to 46% during the nine months ended September 30, 2003 and September 30, 2004, respectively. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 42% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 23% to 18% during the three months ended September 30, 2003 and September 30, 2004, respectively. Selling and marketing expenses for

Bluegreen Communities decreased as a percentage of sales from 23% to 20% during the nine months ended September 30, 2003 and September 30, 2004, respectively. These expenditures decreased as a percentage of sales primarily due to relatively low selling and marketing expenses at our new golf course communities in Georgia and North Carolina as compared to our other projects.

Field general and administrative expenses for Bluegreen Communities increased $1.1 million or 46% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Field general and administrative expenses for Bluegreen Communities increased $1.4 million or 19% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. These increases are due in part to higher performance-based bonuses accrued for divisional and regional management in connection with the improved operating performance of Bluegreen Communities. The remainder of the increase was primarily incurred by projects opened for operations since September 30, 2003.

As of December 31, 2003, Bluegreen Communities had $18.9 million of sales and $8.1 million of Field Operating Profit deferred under percentage-of-completion accounting. As of September 30, 2004, Bluegreen Communities had $30.4 million of sales and $12.6 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, inventory acquisition and development, mortgage servicing, treasury and legal. Such expenses were $5.0 million and $10.7 million for the three months ended September 30, 2003 and September 30, 2004, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 5% and 7% during the three months ended September 30, 2003 and September 30, 2004, respectively. Corporate general and administrative expenses were $15.5 million and $24.2 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 6% during both the nine months ended September 30, 2003 and September 30, 2004.

The increases in corporate general and administrative expenses during the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods ended September 30, 2003 were due in part to an expense incurred upon the settlement of a sales tax dispute with the State of Wisconsin (see Part II, Item 1 "Legal Proceedings"). In addition, the increase in corporate general and administrative expenses was due to an increased number of personnel and other expenses incurred to help support our growth. Also, accounting and auditing fees were higher during the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods ended September 30, 2003, due to the costs associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned on our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income was $4.4 million for the three months ended September 30, 2003 and $5.7 million for the three months ended September 30, 2004. Interest income was $12.3 million for the nine months ended September 30, 2003 and $15.5 million for the nine months ended September 30, 2004.

The increases in interest income during the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods ended September 30, 2003, were due to higher interest income earned on our notes receivable commensurate with higher average aggregate notes receivable balances during the three- and nine-month periods ended September 30, 2004, as compared to the comparable periods ended September 30, 2003. These increases in interest income were partially offset during the three- and nine-month periods ended September 30, 2004 by other-than-temporary decreases of $716,000 and $1.7 million, respectively, in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable. During the three months ended September 30, 2003 and September 30, 2004, we recognized gains totaling $476,000 and $3.3 million, respectively, on the sale of notes receivable. During the nine months ended September 30, 2003 and September 30, 2004, we recognized gains totaling $3.4 million and $6.9 million, respectively, on the sale of notes receivable. The sales of vacation ownership notes receivable were primarily pursuant to vacation ownership receivables purchase facilities in place during the respective periods and a term securitization that was consummated in July 2004.

The gain on sale of notes receivable increased $2.9 million during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, primarily due to a $2.6 million gain recognized upon the consummation of a private offering and sale of $156.6 million of vacation ownership receivable-backed securities during the three months ended September 30, 2004 (the "2004 Term Securitization"). See "Liquidity and Capital Resources - Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet Arrangements" for further discussion about the 2004 Term Securitization.

The gain on sale of notes receivable increased $3.6 million or 106% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, due to the gain on the 2004 Term Securitization discussed above and due to increased gains as we sold $58.4 million in receivables during the nine months ended September 30, 2003 as compared to $86.6 million in receivables during the nine months ended September 30, 2004.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facilities (as described further below) and management's discretion. Although there is no assurance that this will continue in future periods, we have recognized gains on sales of notes receivable each quarter beginning with the three months ended December 31, 2000 (16 consecutive quarters).

Interest Expense. Interest expense was $3.7 million and $3.2 million for the three months ended September 30, 2003 and September 30, 2004, respectively. Interest expense was $9.6 million and $11.3 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. The increase in interest expense during the nine-month period ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to interest expense related to acquisition and development loans entered into in connection with certain inventory acquisitions.

Provision for Loan Losses. We recorded provisions for loan losses totaling $2.3 million and $2.6 million for the three months ended September 30, 2003 and September 30, 2004, respectively. The provisions for loan losses for the nine months ended September 30, 2003 and September 30, 2004 were $5.5 million and $6.5 million, respectively. The increases in the provision for loan losses during the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods ended September 30, 2003, were primarily due to a higher notes receivable balance outstanding at September 30, 2004 as compared to September 30, 2003. The higher notes receivable balance was due to increased Bluegreen Resorts sales during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

The allowance for loan losses by division as of December 31, 2003 and September 30, 2004 was:

                                                       Bluegreen          Bluegreen
                                                        Resorts          Communities           Other              Total
                                                       ---------         -----------         ---------          ---------
                                                                            (dollars in thousands)
            December 31, 2003
            Notes receivable ..................        $  90,820          $  10,555          $   1,425          $ 102,800
            Allowance for loan losses .........           (8,255)              (239)              (112)            (8,606)
                                                       ---------          ---------          ---------          ---------
            Notes receivable, net .............        $  82,565          $  10,316          $   1,313          $  94,194
                                                       =========          =========          =========          =========
            Allowance as a % of gross notes
              receivable ......................                9%                 2%                 8%                 8%
                                                       =========          =========          =========          =========

            September 30, 2004
            Notes receivable ..................        $ 120,429          $  10,397          $     195          $ 131,021
            Allowance for loan losses .........          (10,102)              (209)              (112)           (10,423)
                                                       ---------          ---------          ---------          ---------
            Notes receivable, net .............        $ 110,327          $  10,188          $      83          $ 120,598
                                                       =========          =========          =========          =========
            Allowance as a % of gross notes
              receivable ......................                8%                 2%                57%                 8%
                                                       =========          =========          =========          =========

Other notes receivable at December 31, 2003 primarily consisted of a loan to the property owners' association that is responsible for the maintenance of our La Cabana Beach and Racquet Club resort, Casa Grande Cooperative Association I. This loan was repaid in full during the nine months ended September 30, 2004.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $699,000 and $360,000 for the three months ended September 30, 2003 and September 30, 2004, respectively. Minority interest in income of consolidated subsidiary was $1.9 million and $2.7 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. Pre-tax income for the Subsidiary has increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as VOI sales at the Big Cedar Wilderness Club have increased. Although VOI sales at the Big Cedar Wilderness Club have increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, this increase in sales had less of an impact on pre-tax income for the Subsidiary as the gross margin on Big Cedar Wilderness Club sales decreased from 76% to 66% in connection with increased construction costs at the project.

Summary. Based on the factors discussed above, our net income was $10.2 million and $16.3 million for the three months ended September 30, 2003 and September 30, 2004, respectively, and was $18.6 million and $30.1 million for the nine months ended September 30, 2003 and September 30, 2004, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2003 and September 30, 2004 (in thousands):

                                                                 Nine months ended
                                                           ------------------------------
                                                           September 30,    September 30,
                                                               2003             2004
                                                           -------------    -------------
      Cash flows provided by operating activities ...        $  5,356         $ 55,403
      Cash flows used by investing activities .......            (499)          (4,012)
      Cash flows used by financing activities .......          (2,935)         (18,801)
                                                             --------         --------
      Net increase in cash and cash equivalents .....        $  1,922         $ 32,590
                                                             ========         ========

Cash Flows Provided By Operating Activities. Cash flows provided by operating activities increased $50.0 million from $5.4 million to $55.4 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. The increase in operating cash flows during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, was primarily due to the $33.5 million increase in the amount of proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings. We report cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers. We believe that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore classified such activities as operating activities.

The remainder of the increase in operating cash flow was due to higher net income, after adjustments for non-cash items, during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Cash Flows Used By Investing Activities. Cash flows used by investing activities increased $3.5 million from $499,000 to $4.0 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. The increase was primarily due to higher cash expenditures for property and equipment during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. These increased expenditures were partially offset by higher amounts of cash received from our retained interests in notes receivable sold, as we had not begun receiving cash flows on our retained interest in a 2002 term securitization transaction until September 2003.

Cash Flows Used By Financing Activities. Cash flows used by financing activities increased $15.9 million from $2.9 million to $18.8 million during the nine months ended September 30, 2003 and September 30, 2004, respectively. Payments under line-of-credit facilities increased from $33.8 million to $75.8 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. The impact of these higher debt service payments was partially offset by an increase of $25.6 million of cash proceeds received on new borrowings under line-of-credit facilities and $2.0 million received upon the exercise of stock options during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

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

We intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we intend to continue to focus Bluegreen Communities' activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of September 30, 2004. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2004. Our other indebtedness includes outstanding convertible subordinated debentures, senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the nine months ended September 30, 2004, approximated 58% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

On October 8, 2003, Resort Finance, LLC ("RFL") acquired and assumed the rights, obligations and commitments of ING Capital, LLC ("ING") as initial purchaser in an existing vacation ownership receivables purchase facility (the "Purchase Facility") originally executed between ING and us in April 2002. The Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, our wholly-owned, special purpose finance subsidiary ("BRFC V"), and BRFC V sells the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the Purchase Facility are subject to certain conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid.

On September 30, 2004, we executed an extension of the Purchase Facility to allow for sales of notes receivable for a cumulative purchase price of up to $100.0 million on a revolving basis through September 29, 2005, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. RFL earns a return equal to the one-month London Interbank Offered Rate ("LIBOR") plus an additional return of 3.25%, subject to use of alternate return rates in certain circumstances. In addition, RFL receives a 0.25% annual program fee. We act as servicer under the Purchase Facility for a fee.

On September 29, 2004, we sold $25.9 million in vacation ownership receivables pursuant to the Purchase Facility. We received $22.0 million in cash proceeds from this sale of receivables and recognized a $4.4 million retained interest, a $268,000 servicing asset and a $701,000 gain on sale. After this sale, the remaining availability under the Purchase Facility was $78.0 million.

The Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL's obligation to purchase under the Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation,
(i) our breach of the representations or warranties in the Purchase Facility;
(ii) our failure to perform our covenants in the Purchase Facility, including, without limitation, a failure to pay principal or interest due to RFL; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a material adverse change to us since December 31, 2001; (v) the amount borrowed under the Purchase Facility exceeding the borrowing base; (vi) significant delinquencies or defaults on the receivables sold; (vii) a payment default by us under any other borrowing arrangement of $5 million or more, or an event of default under any indenture, facility or agreement that results in a default under any borrowing arrangement; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the Purchase Facility; (x) the ratio of our debt to tangible net worth exceeding 6 to 1; or (xi) our failure to perform our servicing obligations.

On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. ("BB&T"), consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold to RFL under the Purchase Facility. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and provided net cash proceeds of $1.3 million to us. We also received certain VOIs that were being held in the Purchase Facility in connection with previously defaulted receivables, certain vacation ownership notes receivable previously held in the Purchase Facility which did not qualify for the 2004 Term Securitization and a retained interest in the future cash flows from the 2004 Term Securitization.

In addition, the 2004 Term Securitization allowed for an additional $19.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables") that could be sold by us through October 6, 2004 to Bluegreen Receivables Finance Corporation VIII, our wholly-owned, special purpose finance subsidiary ("BRFC VIII"). BRFC VIII would then sell the Pre-funded Receivables to an owners' trust (a qualified special purpose entity) without recourse to BRFC VIII or us, except for breaches of certain representations and warranties at the time of sale. On August 13, 2004 and August 24, 2004, we sold $7.6 million and $11.7 million, respectively, of the Pre-funded Receivables to BRFC VIII, which then sold the Pre-funded Receivables to the owners' trust. We received proceeds of $6.9 million and $10.6 million (at an advance rate of 91%) from the sale of the Pre-funded Receivables on August 13, 2004 and August 24, 2004, respectively.

As a result of the 2004 Term Securitization and the sale of the Pre-funded Receivables, we recognized a $2.6 million gain on sale.

On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Capital Corporation ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary ("BRFC VII"), and BRFC VII sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 91.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004. We act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million for a period which ends on October 2, 2006.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy proceeding or the like; (v) the amount of any advance under the GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach
(a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $185.0 million plus 50% of net income following June 30, 2004; (x) the ratio of our debt (excluding our subordinated debentures and, after the expiration of the funding period, up to $600.0 million of receivable-backed indebtedness) to Tangible Net Worth exceeding 2.25 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club to be less than approximately
623.6 million; (xiii) our ceasing to conduct the vacation ownership business and originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club(R) or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

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

The Purchase Facility and the GE Purchase Facility discussed above are the only ongoing receivables purchase facilities under which we currently have the ability to sell receivables. We are currently finalizing terms for a potential new vacation ownership receivables purchase facility with an unaffiliated financial institution. There is no assurance that this potential new facility will be obtained on favorable terms or at all. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facility and the GE Purchase Facility when these facilities are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

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

We recognized other-than-temporary decreases of $716,000 and $1.7 million during the three- and nine-month periods ended September 30, 2004, respectively, in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                December 31,    September 30,
                                                                    2003            2004
                                                                -----------------------------
      On Balance Sheet:

      Retained interests in notes receivable sold                 $ 60,975        $ 67,678
      Servicing assets (included in other assets)                    2,677           3,160

      Off Balance Sheet:

      Notes receivable sold without recourse                       266,662         308,202
      Principal balance owed to note receivable purchasers         238,258         279,405

                                                                     Three Months Ended
                                                                -----------------------------
      Income Statement:                                         September 30,   September 30,
                                                                    2003            2004
                                                                -----------------------------
      Gain on sales of notes receivable                           $    476        $  3,333
      Interest accretion on retained interests in notes
          receivable sold                                              832           1,122
      Servicing fee income                                             947           1,074
      Amortization of servicing assets                                (196)           (301)

                                                                      Nine Months Ended
                                                                -----------------------------
                                                                September 30,   September 30,
                                                                    2003            2004
                                                                -----------------------------
      Gain on sales of notes receivable                           $  3,360        $  6,929
      Interest accretion on retained interests in notes
          receivable sold                                            3,564           3,988
      Servicing fee income                                           2,902           3,253
      Amortization of servicing assets                                (559)           (769)

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility expires on March 10, 2005, and outstanding borrowings mature no later than March 10, 2012. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4%. During the nine months ended September 30, 2004, we pledged approximately $18.7 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $16.8 million in cash borrowings. As of September 30, 2004, $27.9 million was outstanding under the GMAC Receivables Facility.

RFC has also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility expires on February 10, 2005, and outstanding borrowings mature no later than February 10, 2009, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75%. Interest payments are due monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains (TM) resort in Orlando, Florida, all of which was still outstanding at September 30, 2004. During the three months ended September 30, 2004, we borrowed an additional $7.2 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. The balance of our borrowings under the GMAC AD&C Facility was collateralized by VOIs and land held for future development at our 51%-owned Big Cedar Wilderness Club(TM) resort. As of September 30, 2004, $26.8 million was outstanding under the GMAC AD&C Facility.

During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than June 30, 2009. Principal will be repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. We utilized this facility to borrow approximately $9.6 million of the purchase price of The Hammocks at Marathon(TM) resort in December 2003. Receivable-backed borrowings under the Textron Facility will bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. During the nine months ended September 30, 2004, we borrowed an additional $996,000 under the Textron Facility to finance a portion of the cost of renovations at The Hammocks at Marathon(TM). As of September 30, 2004, $9.1 million was outstanding under the Textron Facility.

We are currently negotiating and have received a term sheet from an unaffiliated financial institution for a $50.0 million acquisition and development facility for Bluegreen Resorts. There can be no assurances that we will obtain this new facility on acceptable terms or at all.

Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, we can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. See "Credit Facilities for Bluegreen Communities' Receivables and Inventories," below, for further details on this facility.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. In April 2004, we borrowed $10.0 million pursuant to the revolving credit facility collateralized by our Traditions of

Braselton(TM) golf course community in Braselton, Georgia, all of which had been repaid as of September 30, 2004. The borrowing requires principal payments based on agreed-upon release prices as home sites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. Outstanding indebtedness related to the Traditions of Braselton(TM) borrowing is due on March 10, 2006. The interest rate charged on outstanding receivable borrowings under the revolving credit facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In September 2003, Foothill extended our ability to borrow under the facility through December 31, 2006, and extended the maturity date to December 31, 2008 for borrowings collateralized by receivables. At September 30, 2004, the outstanding principal balance under this facility was approximately $4.4 million, approximately $2.6 million of which related to Bluegreen Communities' receivables borrowings and $1.8 million of which related to Bluegreen Resorts' receivables borrowings. On October 29, 2004, we borrowed an additional $10.0 million under this facility, which was collateralized by our Traditions of Braselton(TM) golf course community.

On September 25, 2002, certain of our direct and indirect wholly-owned subsidiaries entered into a $50 million revolving credit facility (the "GMAC Communities Facility") with RFC. We are the guarantor on the GMAC Communities Facility. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve(TM) (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake(TM) (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake(TM) (Spring Branch, Texas); and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 25, 2006. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of September 30, 2004, $17.2 million was outstanding under the GMAC Communities Facility.

Over the past several years, substantially all of our homesite sales have been for cash and we have not provided a significant amount of financing to homesite purchasers. Accordingly, in recent years we have reduced the borrowing capacity under credit agreements secured by Bluegreen Communities' receivables. We attribute the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer homesite financing at attractive interest rates. No assurances can be given that local banks will continue to provide such customer financing.

Historically, we have funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and have financed the acquisition of Bluegreen Communities properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through homesite releases. The release price is usually an amount based on a pre-determined percentage (typically 25% to 55%) of the gross selling price of the homesites in the subdivision. In addition, the agreements generally call for minimum cumulative annual amortization. When we provide financing for our customers (and therefore the release price is not available in cash at closing to repay the lender), we are required to pay the lender with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on December 31, 2004. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facility plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of September 30, 2004, no borrowings were outstanding under the line. In April and July 2004, we issued an aggregate $3.9 million of irrevocable letters of credit under this line-of-credit as required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2004. This line-of-credit has historically been a source of short-term liquidity for us.

Commitments

Our material commitments as of September 30, 2004 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of September 30, 2004, by period due (in thousands):

                                                                         Payments Due by Period
                                                     ----------------------------------------------------------------
                                                       Less
                                                       than         1 -- 3        4 -- 5        After 5
               Contractual Obligations                1 year         Years         Years         Years         Total
      -----------------------------------------      --------      --------      --------      --------      --------
      Receivable-backed notes payable                $     --      $     --      $  4,475      $ 27,933      $ 32,408
      Lines-of-credit and notes payable                26,052        47,058         1,219            --        74,329
      10.5% senior secured notes                           --            --       110,000            --       110,000
      8.25% convertible subordinated debentures            --         4,590         9,200        13,800        27,590
      Noncancelable operating leases                    5,359         7,669         4,813         6,072        23,913
                                                     --------      --------      --------      --------      --------
      Total contractual obligations                  $ 31,411      $ 59,317      $129,707      $ 47,805      $268,240
                                                     ========      ========      ========      ========      ========

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments in the Contractual Obligations. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

In addition, we have $3.9 million in letters-of-credit outstanding at September 30, 2004, all of which were issued in April and July 2004 under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire on December 31, 2004, were required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $19.2 million as of September 30, 2004. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $91.5 million as of September 30, 2004. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment is based on the subsidiaries not charging sales tax to purchasers of VOIs at our Christmas Mountain Village resort during the period from January 1, 1994 through December 31, 1999. The statute requiring the assessment of sales tax on sales of certain VOIs in Wisconsin was repealed in December 1999. We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we had certain rights of off set for amounts owed the sellers based on any breach of representations and warranties.

On August 31, 2004, we settled the sales tax assessments and all interest and penalties for $2.3 million. Of this amount, $750,000 was already accrued in connection with the indemnification by RDI's former stockholders and approximately $210,000 will be reimbursed to us by certain property owners' associations that serve the Christmas Mountain Village Resort. We recognized an expense of $1.3 million from this settlement during the three months ended September 30, 2004.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended September 30, 2004. From time to time, our Board of Directors adopts and publicly announces share repurchase programs. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2004, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no current plans to acquire these remaining shares.

Item 6. Exhibits

      10.115 Extension Letter dated as of September 30, 2004, from Resort Finance, LLC to BXG Receivables Note Trust 2001-A, Bluegreen Corporation and Bluegreen Receivables Finance Corporation V.

      10.167 Amendment No. 2 to Revolving Promissory Note (AD&C Loan) dated as of September 15, 2004 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation.

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

                                           BLUEGREEN CORPORATION
                                                (Registrant)


Date: November 12, 2004               By:  /S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date: November 12, 2004               By:  /S/ JOHN F. CHISTE
                                           -------------------------------------
                                           John F. Chiste
                                           Senior Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


Date: November 12, 2004               By:  /S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo
                                           Senior Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)