Form 10-K
period 2004-12-31
BLUEGREEN CORP
filed 2005-03-16
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       OR

                      For the year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     State the aggregate market value of the voting common equity held by non-affiliates of the registrant: $228,746,137 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2004 ($13.80 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 11, 2005, there were 30,317,296 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specifically   identified  portions  of  the  Company's   definitive  proxy
statement to be filed for its 2005 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.    BUSINESS......................................................      1

Item 2.    PROPERTIES....................................................     27

Item 3.    LEGAL PROCEEDINGS.............................................     27

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     27

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..........     27

Item 6.    SELECTED FINANCIAL DATA.......................................     28

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................     30

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     60

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     62

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE...................................    102

Item 9A.   CONTROLS AND PROCEDURES.......................................    102

Item 9B.   OTHER INFORMATION.............................................    103

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    103

Item 11.   EXECUTIVE COMPENSATION........................................    103

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    103

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    103

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES........................    103

                                     PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................    103

Signatures...............................................................    105
Exhibit Index............................................................    107

                                   TRADEMARKS

     The terms "Bluegreen(R)," "Bluegreen Communities(R)," and "Bluegreen Vacation Club(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

     The terms "La Cabana Beach and Racquet Club(TM)," "The Hammocks at Marathon Resort(TM)," "Casa Del Mar Beach Resort(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside Resort(TM)," "Mountain Run at Boyne(TM)," "The Falls Village Resort(TM)," "Big Cedar(R) Wilderness Club(TM)," "The Lodge Alley Inn(TM)," "Harbour Lights Resort(TM)," "Shore Crest Vacation Villas(TM)," "Laurel Crest Resort(TM)," "MountainLoft Resort(TM)," "Shenandoah Crossing Resort(TM)," "Christmas Mountain Village(TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," and "Preserve at Jordan Lake(TM)" are trademarks or service marks of Bluegreen Corporation in the United States.

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

                                     PART I

Item 1. BUSINESS.

Introduction

We are a leading provider of vacation and residential lifestyle choices through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular high-volume, "drive-to" vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. We also generate significant interest income through our financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by Bluegreen Communities.

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to capitalize on the growth of the vacation ownership industry. As of December 31, 2004, we had approximately 134,000 VOI owners, including approximately 95,000 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club through sales offices at all of our owned resorts and at our four off-site sales offices in Indiana, Michigan, Minnesota, and Texas. A VOI in any of our resorts entitles the buyer to an annual allotment of "points" in perpetuity in our Bluegreen Vacation Club. Club members may use their points to stay in one of 18 Bluegreen-owned resorts and 18 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by our affiliated worldwide vacation ownership exchange network, Resorts Condominium International ("RCI"). The following table sets forth the Bluegreen Vacation Club resorts:

       Bluegreen-Owned Resorts(1)                      Location
---------------------------------------   ----------------------------------
The Hammocks at Marathon (3)              Marathon, Florida
The Fountains (3)                         Orlando, Florida
Orlando's Sunshine Resort (3)             Orlando, Florida
Casa Del Mar Beach Resort                 Ormond Beach, Florida
Grande Villas at World Golf Village (3)   St. Augustine, Florida
Solara Surfside Resort (3)                Surfside, Florida
Mountain Run at Boyne (3)                 Boyne Falls, Michigan
The Falls Village Resort (3)              Branson, Missouri
Big Cedar Wilderness Club (3)(4)          Ridgedale, Missouri
The Suites at Hershey (2)(3)              Hershey, Pennsylvania
The Lodge Alley Inn (3)                   Charleston, South Carolina
Harbour Lights (3)                        Myrtle Beach, South Carolina
Shore Crest Vacation Villas (3)           North Myrtle Beach, South Carolina
MountainLoft (3)                          Gatlinburg, Tennessee
Laurel Crest (3)                          Pigeon Forge, Tennessee
Shenandoah Crossing (3)                   Gordonsville, Virginia
Christmas Mountain Village (3)            Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club          Oranjestad, Aruba

           Other Resorts (5)                         Location
---------------------------------------   -----------------------------
Paradise Isle Resort                      Gulf Shores, Alabama
Shoreline Towers Resort                   Gulf Shores, Alabama
Via Roma Resort (3)                       Bradenton Beach, Florida
Dolphin Beach Club (3)                    Daytona Beach Shores, Florida
Fantasy Island Resort II (3)              Daytona Beach, Florida
Mariner's Boathouse Resort                Fort Myers Beach, Florida
Tropical Sands Resort                     Fort Myers Beach, Florida
Windward Passage Resort                   Fort Myers Beach, Florida
Gulfstream Manor (3)                      Gulfstream, Florida
Resort Sixty-Six (3)                      Holmes Beach, Florida
Outrigger Beach Club (3)                  Ormond Beach, Florida
Landmark Holiday Beach Resort             Panama City Beach, Florida
Ocean Towers Beach Club                   Panama City Beach, Florida
Panama City Resort & Beach Club           Panama City Beach, Florida
Petit Crest Villas                        Marble Hill, Georgia
Pono Kai Resort (3)                       Kauai, Hawaii
Lake Condominiums at Big Sky              Big Sky, Montana
Players Club (3)                          Hilton Head, South Carolina

----------
(1) Throughout this Annual Report on Form 10-K, any reference to resorts that we "own" refers to resorts where we acquired or developed a significant number of the VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers.

(2) We acquired this resort in 2004. We will begin selling VOIs in this resort through the Bluegreen Vacation Club in 2005.

(3) These resorts are managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(4) This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, L.L.C. We own a 51% interest in this joint venture and the joint venture's results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(5) A portion of the VOIs in these resorts were marketed and sold by us or RDI Group, Inc., which was purchased by us in 1997.

Throughout this report, "estimated remaining life-of-project sales" assumes sales of the existing, currently under construction or development, and planned VOIs or homesites, as the case may be, at current retail prices. "Field Operating Profit" means the operating profit of one of our business segments prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. See Note 19 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Field Operating Profit for our business segments to consolidated income before income taxes.

Since our inception, we have generated over 140,000 VOI sales transactions. Bluegreen Resorts' estimated remaining life-of-project sales were approximately $2.0 billion at December 31, 2004. For the year ended December 31, 2004, Bluegreen Resorts had sales and Field Operating Profit of $310.6 million and $52.6 million, respectively.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including telemarketing of mini-vacations, marketing kiosks in retail and hotel locations, targeted mailings, marketing to current owners of VOIs and referrals. To support our marketing and sales efforts, we have developed and continue to enhance our database to track our vacation ownership marketing and sales programs. We believe that as our vacation ownership operations grow, this database will enable us to take advantage of, among other things, less costly marketing and referral opportunities.

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

Our affiliation with RCI, the largest worldwide vacation ownership exchange company, entitles members of the Bluegreen Vacation Club to stay at approximately 3,700 participating RCI resorts located in 100 countries worldwide. To further enhance the ability of our VOI owners to customize their vacation experience, we also have implemented our Bluegreen Vacation Club system, which permits our VOI owners to purchase an annual allotment of points which can be redeemed for occupancy rights at most Bluegreen-owned and certain other participating resorts. We also have implemented the Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to the regular Bluegreen Vacation Club members for a one-year trial period. We benefit from the Sampler program as it gives us the opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the cost incurred relative to the initial marketing of prospective customers.

Prior to acquiring property for resorts, Bluegreen Resorts undertakes a property review, which includes physical and environmental assessments. This review is presented for approval to our Management Investment Committee, which was established in 1990 and consists of certain key members of senior management. Once so approved, the acquisition is submitted to the Investment Committee of our Board of Directors for final approval. During the review process, we consider market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the vacation ownership market in the area and the availability of a variety of recreational opportunities for prospective VOI purchasers. Another important consideration when Bluegreen Resorts is reviewing a resort location for potential acquisition is the demand for resorts in specific geographic areas by existing Bluegreen Vacation Club members. We periodically monitor this demand through surveys and other means. We intend to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts in the geographic areas in which Bluegreen Resorts currently operates, with possible expansion into the western United States, although we may pursue acquisitions in other areas. No assurance can be given that we will be able to acquire property in our current target areas or be successful in our acquisition strategy.

We have historically provided financing to approximately 95% to 99% of our vacation ownership customers. Customers are required to make a downpayment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. As of December 31, 2004, our vacation ownership receivables portfolio totaled approximately $121.3 million in principal amount, with a weighted-average contractual yield of approximately 14.7% per annum. During the year ended December 31, 2004, we maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing residential homesites located near major metropolitan centers or popular retirement areas. We believe that a majority of our customers seek a quality lifestyle improvement that is generally unavailable in traditional, intensely subdivided suburban developments. As of December 31, 2004, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia and North Carolina. We had $77.1 million of inventory for Bluegreen Communities on our balance sheet as of December 31, 2004 and Bluegreen Communities' estimated remaining life-of-project sales were approximately $362.0 million. For the year ended December 31, 2004 we had sales and Field Operating Profit in our Bluegreen Communities division of $191.8 million and $37.7 million, respectively.

We have developed a marketing and sales program that generates a significant number of on-site sales presentations to potential prospects through a combination of newspaper, direct mail, television, billboard, Internet and radio advertising. In addition, we believe Bluegreen Communities' customer relationship management computer software system enables us to compile, process and maintain information concerning future sales prospects within each of our operating regions with the goal of tracking the effectiveness of advertising and marketing programs relative to sales generated. Through our targeted sales and marketing programs, we believe that we have been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations.

Bluegreen Communities acquires and develops land in two markets: (i) near major metropolitan centers but outside the perimeter of intense subdivision development; and (ii) popular retirement areas. Prior to acquiring undeveloped land, we consider market depth and attempt to forecast market absorption. In new market areas, we typically engage a third-party to perform a market study in the area to evaluate market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. Our ability to bond projects to completion generally allows us to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to the approval of both our Management Investment Committee and the Investment Committee of our Board of Directors.

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

We believe that the ongoing hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have not, to date, had a material adverse impact on our sales in our domestic sales offices. We believe that this is due to the "drive-to" resort destinations in the Bluegreen Vacation Club. In addition, we believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, international hostilities, economic conditions and the rising cost of gasoline may have an adverse effect on our operations in the future.

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

Under a points-based system, such as our Bluegreen Vacation Club, members purchase an annual allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Members' unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also typically may "borrow" points from the next year, subject to certain restrictions. Owners of VOIs in the Bluegreen Vacation Club have an underlying deeded real estate interest in a specific VOI resort that is held in trust on the owner's behalf. As of December 31, 2004, all of our sales offices were only selling VOIs within our Bluegreen Vacation Club system.

The owners of VOIs manage the property through a nonprofit homeowners' association, which is governed by a board of directors or trustees consisting of representatives of the developer (as long as the developer owns VOIs in the resort) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2004, we managed 24 resorts.

Each VOI owner is required to pay the vacation club homeowners' association a share of all costs of maintaining the properties in the Bluegreen Vacation Club system. These charges can consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner's use rights may be suspended and the homeowners' association may foreclose on the owner's VOI.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our VOI resorts have been awarded RCI's highest designation (Gold Crown). A VOI owner's participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI's participating resorts are located throughout the world in 100 countries. A Bluegreen Vacation Club owner may make a reservation for occupancy in a club VOI and then may attempt to exchange this occupancy right for one in another participating RCI resort. The owner lists his occupancy right as available with RCI and requests occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us.

Bluegreen Communities

Bluegreen Communities operates within a specialized niche of the real estate industry, which focuses on the sale of residential homesites to retail customers who typically intend to build a home on such homesites at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property and small developers who focus primarily on projects in their region. Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by us are significantly less capital intensive than those generally undertaken by commercial homebuilders. We believe that our market is also the beneficiary of a number of trends, including the large number of people entering into the 40-59 year age bracket and the economic and population growth in certain of our primary markets.

Bluegreen Communities also focuses on the development of daily-fee golf courses and related amenities as the centerpieces of certain of our residential land properties. As of December 31, 2004, we were marketing homesites in seven projects that include golf courses developed either by us or third parties. We currently intend to acquire and develop additional golf communities, as we believe that the demographics and marketability of such properties are consistent with our overall residential land strategy. Golf communities typically are larger, multi-phase properties that require a greater capital commitment than our single-phase residential land projects. There can be no assurance that we will be able to successfully implement our golf community strategy.

Bluegreen Communities also undertakes the development of large lakes in certain of our projects as the centerpiece amenity. We believe that while these development activities require a greater capital commitment than certain other amenities that Bluegreen Communities may provide in our projects, we benefit from the anticipated increased marketability and pricing of lakefront homesites.

Company Products

Bluegreen Resorts

Set forth below is a description of each of our owned vacation ownership resorts. We consider resorts "owned" if we acquired or developed a significant number of the VOIs associated with the resorts, even if we no longer own substantial VOIs in the resorts. Units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR and a CD player. Some units have additional amenities, such as big screen televisions, DVD players, fireplaces, whirlpool tubs and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts with the exception of the La Cabana Beach and Racquet Club ("La Cabana") and Casa del Mar Beach Resort. La Cabana is managed by Optima Hotel Exploitatiemaatschappij N.V., an unaffiliated third party that managed the resort prior to our acquisition of La Cabana's unsold VOI inventory in 1997. The Casa del Mar Beach Resort is managed by The Amber Group, Inc., an unaffiliated third party that managed the resort prior to our acquisition of Casa Del Mar's unsold VOI inventory in 2003.

Florida

The Hammocks at Marathon -- Marathon, Florida. Acquired in December 2003, The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This beachfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains-- Orlando, Florida. In September 2003, we acquired The Fountains (f/k/a The Oasis Lakes Resort), an existing vacation ownership resort in Orlando, Florida. The acquisition included certain unsold VOIs, land that can accommodate the construction of approximately 576 additional vacation residences, a 20,000 square-foot sales center, a clubhouse and pool complex, an additional parcel of land zoned for commercial use and certain notes receivable. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida's family attractions, including Walt Disney World(R), SeaWorld(R) and Universal Studios(R). Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room and tennis and basketball courts.

Orlando's Sunshine Resort-- Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild(R) water park and Universal Studios Florida(R). This property features an outdoor swimming pool, hot tub and tennis courts.

Casa del Mar Beach Resort-- Ormond Beach, Florida. In January 2003, we acquired the unsold VOI inventory (approximately 2,340 VOIs) of an existing vacation ownership resort located in Ormond Beach, Florida. Casa del Mar is located directly on the ocean and includes such amenities as an outdoor pool and miniature golf.

Grande Villas at World Golf Village-- St. Augustine, Florida. In August 2003, we acquired the unsold VOI inventory (approximately 4,000 VOIs) and undeveloped land that can accommodate the construction of approximately 125 new "vacation homes" (as defined below)at a vacation ownership resort located in St. Augustine, Florida. The resort, which is minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame(R), features an extensive array of amenities, including, among others, a golf course, outdoor and indoor pools, a hot tub, a sauna and a playground.

Solara Surfside Resort-- Surfside, Florida. This oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one and two bedroom vacation homes, a swimming pool, sun deck and hot tub.

Michigan

Mountain Run at Boyne-- Boyne Falls, Michigan. In October 2002, we acquired approximately 11 acres of land to build and develop 64 vacation homes at Boyne Mountain in northern Michigan. In connection with this acquisition, we also acquired an option to purchase land contiguous to the 11 acres on which we could, at our discretion, build approximately 100 additional vacation homes. Boyne Mountain is known for skiing, snowboarding and tubing on 62 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers 162 holes of golf on world-class courses designed by some of the game's masters, including Robert Trent Jones, Arthur Hills, Donald Ross and, soon, Pete Dye.

Missouri

The Falls Village Resort-- Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson.

The Big CedarWilderness Club-- Ridgedale, Missouri. The Big Cedar Wilderness Club is a 312-unit, wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations LLC, a joint venture between Big Cedar, L.L.C. and us, in which we own a 51% interest. The Big Cedar Wilderness Club is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis courts and a spa.

Pennsylvania

The Suites at Hershey-- Hershey, Pennsylvania. In May 2004, we acquired The Suites at Hershey Resort (f/k/a The Vacation Club and Resort of Hershey), an existing vacation ownership resort. The acquisition included approximately 700 unsold VOIs in the existing buildings and land that can accommodate the construction of 54 additional vacation residences. This 3.2-acre resort is located near HersheyPark(R) and Hershey's(R) Chocolate World. Amenities include an outdoor swimming pool, hot tub, playground, a picnic area with barbeque grills, a game room, fitness center and indoor basketball courts.

South Carolina

The Lodge Alley Inn-- Charleston, South Carolina. Located in Charleston's historic district, the Lodge Alley Inn includes one and two-bedroom suites, many furnished with an equipped kitchen, a living room with fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. The resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

Harbour Lights-- Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort's activities center overlooks the Intracoastal Waterway.

Shore Crest Vacation Villas-- North Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft-- Gatlinburg, Tennessee. The MountainLoft Resort in Gatlinburg, Tennessee, is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

Laurel Crest-- Pigeon Forge, Tennessee. Laurel Crest is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.

Virginia

Shenandoah Crossing-- Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course (which is owned and operated by an unaffiliated third party), indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Wisconsin

Christmas Mountain Village-- Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. Christmas Mountain Village attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells.

Aruba

La Cabana Beach Resort & Racquet Club-- Aruba. Bluegreen Properties N.V. acquired the unsold VOI inventory of La Cabana (approximately 8,000 VOIs) in December 1997 and additional VOIs from time to time thereafter. Established in 1989, La Cabana is a 449-suite ocean front resortthat offers one, two and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities includeracquetball, squash, a casino, two pools and private beach cabanas, none of which are owned or managed by us.

The following table describes the relative size, stage of development and amount of remaining inventory at each of our owned resorts. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in the industry. "Vacation homes" are individual lodging units (e.g., condominium-style apartments, town homes, cabins, etc.).

                                   The                       Orlando's    Casa Del     Grande Villas
                                 Hammocks                    Sunshine     Mar Beach    at World Golf
Resort                         At Marathon   The Fountains    Resort       Resort         Village
------                         -----------   -------------   ---------   ----------   --------------
                                Marathon,       Orlando,      Orlando,     Ormond     St. Augustine,
Location                           FL              FL            FL       Beach, FL         FL
                               -----------   -------------   ---------   ----------   --------------
Year acquired (1)                  2003           2003          1997        2003           2003
Number of vacation homes
   completed                        58             216            90          43            102
Number of vacation homes
   under construction               --             156            --          --             --
Number of future vacation
   homes (2)                        --             350            --          --            125
Total current and future
   vacation homes                   58             722            90          43            227
Percentage of total current
   and future vacation homes
   sold (3)                         42%             20%           95%         88%            40%
Estimated remaining
   life-of-project sales (in
   millions) (4)                 $36.0          $608.5          $4.3        $3.3         $104.3

                                                                The Falls       Big
                                   Solara        Mountain Run    Village    CedarWilder   The Suites at
Resort                         Surfside Resort     at Boyne       Resort     ness Club       Hershey
------                         ---------------   ------------   ---------   -----------   -------------
                                  Surfside,      Boyne Falls,    Branson,    Ridgedale,      Hershey,
Location                             FL               MI            MO           MO            PA
                               ---------------   ------------   ---------   -----------   -------------
Year acquired (1)                     2001           2002           1997        2000           2004
Number of vacation homes
   completed                           58              56            123         142             24
Number of vacation homes
   under construction                  --              48             12          64             54
Number of future vacation
   homes (2)                           --              --            111         106             --
Total current and future
   vacation homes                      58             104            246         312             78
Percentage of total current
   and future vacation homes
   sold (3)                            88%             42%            44%         27%            14%
Estimated remaining
   life-of-project sales (in
   millions) (4)                     $7.1           $25.7         $100.6      $215.7          $42.0

                                The Lodge     Harbour      Shore Crest
Resort                          Alley Inn      Lights    Vacation Villas   MountainLoft   Laurel Crest
------                         -----------   ---------   ---------------   ------------   ------------
                               Charleston,     Myrtle      North Myrtle     Gatlinburg,      Pigeon
Location                           SC        Beach, SC       Beach, SC          TN         Forge, TN
                               -----------   ---------   ---------------   ------------   ------------
Year acquired (1)                  1998         1997           1996             1994           1995
Number of vacation homes
   completed                         90          228            240              164            152
Number of vacation homes
   under construction                --           --             --               --             --
Number of future vacation
   homes (2)                         --           36             --               25             50
Total current and future
   vacation homes                    90          264            240              189            202
Percentage of total current
   and future vacation homes
   sold (3)                          97%          78%            96%              81%            66%
Estimated remaining
   life-of-project sales (in
   millions) (4)                   $2.4        $39.8           $8.5            $40.1          $57.5

                                               Christmas     La Cabana
                                 Shenandoah    Mountain      Beach and
Resort                            Crossing      Village    Racquet Club
------                         -------------   ---------   ------------
                               Gordonsville,   Wisconsin    Oranjestad,
Location                            VA         Dells, WI      Aruba
                               -------------   ---------   ------------
Year acquired (1)                   1997           1997         1997
Number of vacation homes
   completed                         162            309          449
Number of vacation homes
   under construction                 --             --           --
Number of future vacation
   homes (2)                         100            130           --
Total current and future
   vacation homes                    262            439          449
Percentage of total current
   and future vacation homes
   sold (3)                           59%            65%          91%
Estimated remaining
   life-of-project sales (in
   millions) (4)                   $91.3         $172.2        $28.0

(1) Year that we first acquired the land to develop each resort or the year we first acquired existing VOIs at each resort, as applicable.

(2) Number of vacation homes that can be developed at each resort in the future. We cannot provide any assurance that we will have the resources, or will decide to commence or complete the development of any of these future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3) This is the portion of each resort that has been sold through December 31, 2004, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development.

(4) Estimated remaining life-of-project sales as of December 31, 2004. This table excludes VOI inventory that we own at several non-owned resorts ("Miscellaneous Inventory"). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2004 was $6.0 million or less than 1% of Bluegreen Resorts' estimated remaining life-of-project sales.

     The table also excludes planned VOI inventory to be developed on two parcels of land in Eastern Tennessee (the "Future Tennessee Inventory") and one parcel in Big Sky, Montana (the "Future Montana Inventory"), all of which was acquired in 2004. The aggregate estimated life-of-project sales for the Future Tennessee Inventory and the Future Montana Inventory as of December 31, 2004 was $580.2 million and $85.9 million, respectively.

We believe that each of our resorts is adequately covered by property and casualty insurance, in the case of our completed resorts, or builder's risk insurance, in the case of resorts that are under construction. In addition, we, or general contractors hired by us, purchase performance bonds if required by the local jurisdictions in which we develop our resorts.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2004.

Georgia

Traditions of Braselton-- Braselton, Georgia. In March 2003, we acquired 1,142 acres of land in Braselton, Georgia for $12.3 million. This property is a golf course community offering an 18-hole golf course and other amenities, such as a clubhouse, swimming pool, tennis courts, nature trails and a children's recreation area. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements relative to the homesites at Traditions of Braselton being performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Traditions of Braselton in April 2003.

Sanctuary Cove at St. Andrew's Sound-- Waverly, Georgia. In November 2003, we acquired 564 acres of land near St. Simons Island in Brunswick County, Georgia for $11.3 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course to be designed by Love Golf Design, clubhouse and swimming and tennis facilities. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. Sanctuary Cove adjoins approximately 1,000 acres of preserved saltwater marshes and coastal wetlands. General improvements relative to the homesites at Sanctuary Cove being performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Sanctuary Cove in December 2003.

North Carolina

Catawba Falls Preserve-- Black Mountain, North Carolina. We acquired approximately 785 acres located in Black Mountain, North Carolina (approximately 18 miles from Asheville, North Carolina) for $2.6 million in June 2002. The project is expected to include horse and hiking trails, a swimming hole, picnic area, playground area and trail access to Pisgah National Forest and Catawba Falls. We anticipate that the project will consist of a total of approximately 238 homesites, which range in size from approximately 1 acre to 16 acres. General improvements on the homesites at Catawba Falls Preserve being performed by us include, in most cases, selective homesite clearing. We began selling homesites at Catawba Falls Preserve in January 2003.

Chapel Ridge--- Chatham County, North Carolina. In July 2004, we acquired approximately 800 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina for $5.5 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements relative to the homesites at Chapel Ridge being performed by us include in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Chapel Ridge in July 2004.

Texas

Mystic Shores-- Canyon Lake, Texas. We acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, we purchased an additional 435 acres for $2.7 million. The project includes approximately 2,400 homesites, ranging in size from one to twenty acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property also features a junior Olympic swimming pool, bathhouse, open-air pavilion andpicnic area. General improvements on homesites at Mystic Shores performed by us include, in most cases, water and selective homesite clearing, while some sections of the project also include electric and telephone utilities. We began selling homesites at Mystic Shores in March 2000.

Lake Ridge at Joe Pool Lake-- Cedar Hill, Texas. We acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage will yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at this project in April 1994.

SugarTree on the Brazos-- Parker County, Texas. In November 2004, we acquired approximately 429 acres of land located near Fort Worth, Texas in Parker County, Texas for $4.3 million. SugarTree is surrounded by a championship golf course and is nestled along the shores of the Brazos River. Amenities at this community will include a swimming center and clubhouse. General improvements on the homesites at SugarTree being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at SugarTree in March 2005.

Mountain Springs Ranch-- Smithson Valley, Texas. In April 2003, we acquired 1,125 acres located approximately 15 miles north of San Antonio, Texas for $4.8 million. This master planned community offers wooded and acreage homesites with views of the scenic Texas Hill Country. General improvements to the homesites in Mountain Springs Ranch performed by us include, in most cases, water, selective homesite clearing, electric and telephone. We began selling homesites at this project in December 2003.

The following table shows certain information about the significant Bluegreen Communities projects listed above:

                                                Sanctuary
                                               Cove at St.
                               Traditions of     Andrews         Catawba        Chapel
Community                        Braselton        Sound      Falls Preserve      Ridge
---------                      -------------   -----------   --------------   ----------
                                 Braselton,      Waverly,         Black         Chatham
Location                            GA             GA         Mountain, NC    County, NC
                               -------------   -----------   --------------   ----------
Year acquired (1)                   2003           2003            2002          2004
Total acreage                       1,142           500             785            800
Number of homesites
   anticipated (2)                  1,550           700             238            698
Percentage of anticipated
   homesites sold (3)                  66%           43%             58%            56%
Estimated remaining
   life-of-project sales (in
   millions) (4)                   $ 27.6         $50.6           $13.2          $49.9

                                               Lake Ridge                     Mountain
                                  Mystic      at Joe Pool    SugarTree on      Springs
Community                         Shores          Lake        the Brazos        Ranch
---------                      ------------   -----------   --------------   ----------
                               Canyon Lake,   Cedar Hill,   Parker County,    Smithson
Location                            TX            TX              TX         Valley, TX
                               ------------   -----------   --------------   ----------
Year acquired (1)                  1999           1994           2004            2003
Total acreage                      7,401          3,166            429          1,125
Number of homesites
   anticipated (2)                 2,400          2,530            463            625
Percentage of anticipated
   homesites sold (3)                 54%            72%             0%            20%
Estimated remaining
   life-of-project sales (in
   millions) (4)                  $ 66.7         $ 63.3          $21.6         $ 25.8

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

(3) This is the percentage of anticipated homesites sold through December 31, 2004.

(4) Estimated remaining life-of-project sales as of December 31, 2004. This table excludes certain projects currently being marketed by Bluegreen Communities with an aggregate estimated remaining life-of-project sales as of December 31, 2004 of $43.3 million, or approximately 12% of Bluegreen Communities total estimated remaining life-of-project sales.

We believe that each of our Bluegreen Communities projects is adequately covered by builder's risk insurance during the construction period or property and casualty insurance for homesites that are held in our inventory prior to sale to consumers, as well as our owned golf course amenities. Once a homesite is sold, the consumer assumes the risk of loss on such homesite. In addition, the applicable property owners' association bears the risk of loss on any common amenities at each project.

We also purchase performance bonds on most of our projects, to provide assurance to homesite buyers that construction of the project will be completed. We believe that our ability to obtain such performance bonds assists us in our pre-construction sales efforts.

Acquisition of Bluegreen Resorts and Bluegreen Communities Inventory

Bluegreen Resorts

We intend to continue to pursue growth by expanding or supplementing our existing resorts operations through acquisitions in destinations that we believe will complement such operations. We may consider acquiring additional VOI inventory, operating companies, management contracts, VOI mortgage portfolios and properties or other vacation ownership-related assets that may be integrated into our operations. We currently intend to pursue the acquisition of real estate or interests in real estate for Bluegreen Resorts in the areas in which Bluegreen Resorts currently operates, with a possible expansion into the western United States, although we may pursue acquisitions in other areas. No assurances can be given that we will be successful in our acquisition strategy.

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

     o the uniqueness of location and demand for the location by existing Bluegreen Vacation Club members; and

     o    barriers to entry that would limit competition.

Bluegreen Communities

Bluegreen Communities seeks to acquire property that:

     o is located near a major population center but outside the perimeter of intense subdivision development or in popular retirement areas;

     o    is suitable for subdivision;

     o    has attractive topographical features;

     o for certain projects, could accommodate a golf course and related amenities; and

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

By requiring, in most cases, that regulatory approvals be obtained prior to closing and by limiting the amount of the downpayment upon signing a purchase agreement, we are typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce:

     o the time during which it actually owns specific properties between initial acquisition and the ultimate sale;

     o    the market risk associated with holding such properties; and

     o    the risk of acquiring properties that may not be suitable for sale.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations through telemarketing methods or at Bass Pro Shop locations (see further discussion of our relationship with Bass Pro Shops, below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners, such sales being called "upgrades", and referrals of prospective purchasers from existing VOI owners and others. Upgrades and referral sales require relatively less marketing expense and typically result in relative higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that as Bluegreen Resorts' operations grow, this database will become an increasingly significant asset, enabling us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

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

In June 2000, we entered into an exclusive marketing agreement with Bass Pro, Inc. and Big Cedar, L.L.C., a Bass Pro affiliate. Under the terms of the ten-year agreement,we have the right to market our VOIs at each of Bass Pro's retail locations, in Bass Pro's catalogs and on Bass Pro's website. We also have access to Bass Pro's customer mailing lists. We believe that the branding aspects of this alliance are consistent with our overall marketing strategy for Bluegreen Resorts. In exchange for these services, we agreed to pay Bass Pro a commission of either 7.0% or 3.5%, depending on certain circumstances, on each sale of a VOI that is made through one of the Bass Pro marketing channels described above. The amount of the commission is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no commission paid to Bass Pro on sales made by the Big Cedar Wilderness Club sales office, as this sales office is part of a joint venture between Big Cedar, L.L.C. and us. We currently market discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Most of these mini-vacation packages require the buyer to participate in a sales presentation at either a Bluegreen Vacation Club sales office or the Big Cedar Wilderness Club sales office, which is one of our "permission" marketing techniques. We also have an exclusive VOI marketing presence on Bass Pro's website, which is linked to our website. We believe that this arrangement results in effective and cost-efficient marketing for Bluegreen Resorts.

On June 16, 2000, we prepaid $9.0 million to Bass Pro in connection with the above marketing agreement. The prepayment is amortized from commissions earned by Bass Pro and member distributions otherwise payable to Big Cedar, L.L.C. from the earnings of the joint venture. No additional commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, L.L.C., respectively, until the prepayment has been fully utilized. The marketing agreement expires on the earlier of: (i) June 16, 2010 or (ii) such time as 90% of the joint venture's proposed VOIs have been sold and conveyed. As of December 31, 2004, the unamortized balance of the prepayment to Bass Pro was approximately $2.9 million.

On October 2, 2002, through our wholly-owned subsidiary, Great Vacation Destinations, Inc. ("GVD"), we acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC and certain of its affiliates ("TMOV"). Utilizing the assets acquired from TMOV, GVD generates "permission" marketing sales leads for VOI sales utilizing various marketing strategies. Through the application of a proprietary, computer software system, these leads are then contacted and given the opportunity to purchase discount mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a VOI sales presentation. GVD seeks to generate sales prospects for our VOI sales business and for sales prospects that will be sold to other VOI developers. We believe that GVD's "permission" marketing lead generation programs and the potential benefits of tracking and controlling the subsequent marketing efforts are consistent with Bluegreen Resorts' overall marketing strategy.

Also in October 2002, in connection with the acquisition of land and completed VOIs from Boyne USA Resorts ("Boyne"), we obtained the right to market the Bluegreen Vacation Club at two of Boyne's resort properties: Boyne Mountain and Boyne Highlands. In addition, Bluegreen Resorts entered into an exclusive marketing arrangement with an affiliate of Boyne, Boyne Country Sports ("BCS"). BCS owns and operates six ski, snowboard and golf equipment retail stores throughout Michigan. Bluegreen Resorts markets our vacation club through a variety of programs directed to BCS's customer base, including lead generation operations in four of BCS's locations and tour generation operations in two of BCS's locations. We believe that these arrangements will allow Bluegreen Resorts to benefit from marketing to customers that it believes are within our target demographic through an affiliation with a known regional brand.

VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2004, total selling and marketing expense for Bluegreen Resorts was $165.2 million or 53% of the division's $310.6 million in sales.

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

In addition to sales offices located at our resorts, we also operate four off-site sales offices serving the Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; and Dallas, Texas markets. We are also in the process of opening a new off-site sales office in King of Prussia, Pennsylvania, serving the greater Philadelphia market. Our off-site sales offices market and sell VOIs in the Bluegreen Vacation Club, and allow us to bring our products to markets with favorable demographics and low competition for prospective buyers. We continue to evaluate our ongoing utilization of off-site sales operations and may elect to open new locations or close existing locations in the future.

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

The marketing method most widely used by Bluegreen Communities is advertising in local newspapers and in major newspapers in metropolitan areas located within a one to three hour drive from the property. In addition, we use our customer relationship management system, which we believe enables us to identify prospects who are most likely to be interested in a particular project. Bluegreen Communities also conducts direct mail campaigns to market property through the use of brochures describing available homesites, as well as television, billboard, Internet and radio advertising. Through our sales and marketing programs, we believe that we have been able to achieve a high conversion ratio of sales to prospects receiving on-site sales presentations. A sales representative who is knowledgeable about the property answers inquiries generated by our marketing efforts, discusses the property with the prospective purchaser, attempts to ascertain the purchaser's needs and arranges an appointment for the purchaser to visit the property. Substantially all prospective purchasers inspect a property before purchasing.

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

We require our sales staff to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development ("HUD") lot information statement, where required, or a "Vital Information Statement" that we generate states relevant information with respect to, and risks associated with, the property and must be signed by each purchaser.

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

Customer Financing

General

Approximately 99% of our VOI customers utilized our financing during the year ended December 31, 2004. Sales of VOIs accounted for 62% of consolidated sales during the year ended December 31, 2004. In recent years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 2% of all homesite purchasers due to, among other things, an increased willingness on the part of banks to extend direct lot financing to purchasers.

We offer financing of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2004, provided for a term of ten years and a fixed interest rate. In connection with our VOI sales within our vacation club system, we deliver the deed on behalf of the purchasers to the trustee of our vacation club and secure repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's VOI.

The weighted-average interest rate on our notes receivable by division was as follows:

                                      As of
                           ---------------------------
                           December 31,   December 31,
        Division               2003           2004
------------------------   ------------   ------------
Bluegreen Resorts.......       14.9%          14.7%
Bluegreen Communities...        9.1%           9.2%
Consolidated............       14.3%          14.2%

See "Sale of Receivables/Pledging of Receivables," below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Consistent with accepted industry practice, our VOI financing is not subject to any significant loan underwriting criteria. Currently, customer financing on sales of VOIs typically requires (i) receipt of a minimum downpayment of 10% of the purchase price, (ii) a note and mortgage and (iii) other closing documents between the purchaser and ourselves. We encourage purchasers to make higher downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized payment plan are charged interest at a rate which is 1% greater than the otherwise prevailing rate. As of December 31, 2004, approximately 77% of our VOI notes receivable serviced were on our pre-authorized payment plan.

Bluegreen Communities

At Bluegreen Communities, we have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may includereviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant's ability to repay the loan in accordance with our terms.

Collection Policies

Bluegreen Resorts

Collection efforts and delinquency information concerning Bluegreen Resorts' notes receivable are managed at our corporate headquarters. A staff of experienced collectors, assisted by a mortgage collection computer system, handles servicing of the division's receivables. We generally make collection efforts by mail and telephone. Our vacation ownership receivables originated prior to fiscal 1999 were documented by contracts for deed, which allows us to retain title to the VOI until the obligation is paid in full, thereby eliminating the need to foreclose in the event of a default. If a contract for deed becomes delinquent for sixteen days, telephone contact commences with the customer. After an account is 30 days delinquent, we typically send a letter advising the customer that such customer has 30 days within which to bring the account current. Under the terms of the contract for deed, the borrower is in default when the account becomes 60 days delinquent. At this time, we send a default letter advising the customer that he or she has 30 days to bring the account current or lose his or her contractual interest in the VOI. When the account becomes 90 days delinquent, we forward a final letter informing the customer that the contract for deed has been terminated. We can then resell the VOI to a new purchaser.

In fiscal 1999, in connection with the implementation of the Bluegreen Vacation Club, we converted to a note and mortgage arrangement. In addition to telephone contact commencing at sixteen days past due, a 30-day collection letter is sent. At sixty days delinquent, we send a lockout letter to the customer advising them that they cannot make any future reservations for lodging at a Resort. At ninety days past due, we stop the accrual of interest on the note receivable and mail a Notice of Intent to Cancel Membership, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer's VOI ownership. At this point the account is reviewed by the Collection Manager to determine if, in certain limited circumstances, additional correspondence should be sent offering repayment options. At approximately 120 days delinquent, we send a Termination Letter, return receipt requested. The VOI is placed back into our inventory generally by the calendar month following the return of the delivery receipt. We can then resell the VOI to a new purchaser.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities' notes receivable are also managed at our corporate headquarters. A staff of experienced collectors handles servicing of the division's receivables. We generally make collection efforts by mail and telephone. Collection efforts begin when an account is sixteen days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If no agreement is reached or the customer does not abide by the agreement, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of interest (unless the loan is deemed to be an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the Collection Manager determines the action to be taken.

Loan Loss Reserves

The allowance for loan losses as a percentage of our outstanding notes receivable was approximately 8% at both December 31, 2003 and 2004. We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, present and expected economic conditions as well as other factors. During the nine months ended December 31, 2002, the year ended December 31, 2003 and the year ended December 31, 2004, the default rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

                            Nine Months
                               Ended       Year Ended     Year Ended
                           December 31,   December 31,   December 31,
        Division               2002           2003           2004
------------------------   ------------   ------------   ------------
Bluegreen Resorts.......       4.4%           7.9%           8.5%
Bluegreen Communities...       2.2%           2.0%           1.9%

The default rate for Bluegreen Resorts was lower during the nine months ended December 31, 2002 as compared to the years ended December 31, 2003 and 2004, as the months of January through March of each year historically have had higher seasonally adjusted default rates than other months during the year.

Sales of Receivables/Pledging of Receivables

During the nine months ended December 31, 2002 and the year sended December 31, 2003 and 2004, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

Since 1986, we have sold or pledged a significant amount of our receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities' receivables pledged to a financial institution, we generally must maintain a debt to eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 90%. We are obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate. Since fiscal 1999, we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price in cash up front, yet selling, marketing and administrative expenses are primarily cash expenses, which, in our case for the year ended December 31, 2004, approximated 58% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to our meeting our short- and long-term cash needs.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner's trust structure, pursuant to which we sell receivables to one of our wholly-owned, special purpose finance subsidiaries. These subsidiaries then sell the receivables to an owners' trust (qualified special purpose entity) without recourse to us or our subsidiaries except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase; and, fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Vacation Ownership Receivables Purchase Facilities - Off-Balance Sheet Arrangements" for information about our current VOI receivables purchase facilities.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, foreclosing, or terminating a contract for deed or membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee ranging from approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, we recognized aggregate servicing fee income of $2.5 million, $3.8 million and $4.4 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex regulation. We are subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our sales and marketing of homesites are subject to various consumer protection laws and to the Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, we have been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of our offerings. In those cases where we and our legal counsel determine parcels must be registered to be sold, we file registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. We bear the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, we regularly consult with counsel for assistance in complying with federal, state and local law. We must obtain the approval of numerous governmental authorities for our acquisition and marketing activities; and,changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file with a designated state authority a detailed offering statement describing our business and all material aspects of the project and sale of VOIs. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, future owners may recover from us amounts in connection with the repairs made to the developed property. As required by state laws, we provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a VOI owner. The development of our resorts is subject to various Federal, state and local laws and regulations, including the Americans with Disabilities Act.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

Our customer financing activities are also subject to extensive regulation, which may include, the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA, the Patriot Act, the Right to Financial Privacy Act and the Gramm-Leach-Bliley Act.

During the year ended December 31, 2004, approximately 13% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately16% of our VOI sales during the year ended December 31, 2004, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state "do not call" lists. In addition, the Federal Trade Commission has implemented national "do not call" legislation. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques, whereby prospective purchasers have directly or indirectly granted us permission to contact them in the future, and through our exclusive marketing agreement with Bass Pro. We have implemented procedures which we believe will help reduce the possibility that individuals who have formally requested to the applicable federal or state regulators that they be placed on a "do not call" list are not contacted through one of our in-house or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2004, we have not been subject to any material fines or penalties as a result of our telemarketing operations. However, there is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen Resorts competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Cendant Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for sales personnel. We believe that each of our vacation ownership resorts faces the same general competitive conditions. Although, as noted above, Bluegreen Resorts competes with various high profile and well-established operators, we believe that we can compete on the basis of our general reputation; the price, location and quality of our vacation ownership resorts and the flexibility of our points-based Bluegreen Vacation Club product. The development and operation of additional vacation ownership resorts by competitors in our markets could have a material adverse impact on the demand for our VOIs and our results of operations.

Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. Competition may be generally less intense with respect to our homesite sales in the more rural markets in which it operates. We believe that each of our Bluegreen Communities projects faces the same general competitive conditions. We believe that we can compete on the basis of our reputation and the price, location and quality of the products we offer for sale, as well as on the basis of our experience in land acquisition, development and sale.

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

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the SEC ("Exchange Act Reports") on our website, www.bluegreenonline.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2004, we had 4,076 employees. Of the 4,076 employees, 477 were located at our headquarters in Boca Raton, Florida, and 3,599 in regional field offices throughout the United States and Aruba (the field personnel include 368 field employees supporting Bluegreen Communities and 3,231 field employees supporting Bluegreen Resorts). Only our employees in Aruba are represented by a collective bargaining unit, and we believe that our relations with our employees are generally good.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 11, 2005.

          Name              Age                    Position
-------------------------   ---   -----------------------------------------

George F. Donovan........    66   President and Chief Executive Officer

John F. Chiste...........    48   Senior Vice President, Chief Financial
                                  Officer and Treasurer

Daniel C. Koscher........    47   Senior Vice President -- President,
                                  Bluegreen Communities

John M. Maloney, Jr......    43   Senior Vice President -- President,
                                  Bluegreen Resorts

Sheila B. Beauchesne.....    40   Senior Vice President and Chief
                                  Information Officer

Allan J. Herz............    45   Senior Vice President, Mortgage
                                  Operations

Douglas O. Kinsey........    46   Senior Vice President, Acquisitions
                                  and Development

James R. Martin..........    57   Senior Vice President and General Counsel
                                  and Clerk

Susan J. Milanese........    45   Senior Vice President and Chief Human
                                  Resources Officer

Anthony M. Puleo.........    37   Senior Vice President and Chief
                                  Accounting Officer

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

Daniel C. Koscher joined us in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President -- President, Bluegreen Communities. Prior to his employment with us, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

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

Sheila B. Beauchesne joined us in 2004 as Senior Vice President and Chief Information Officer. From 1997 to 1999, Ms. Beauchesne served as Vice President of Information Technology for the North American Rental Group of AutoNation, Inc., a publicly held automobile retailer. From 1999 to 2003, Ms. Beauchesne was the Senior Vice President and Chief Information Officer of Martha Stewart Living Omnimedia, Inc., a publicly held, integrated content and commerce company that creates "how-to" content and domestic merchandise for homemakers and other consumers. Ms. Beauchesne holds a B.S. in Computer Science.

Allan J. Herz joined us in 1992 and was named Director of Mortgage Operations in September 1992. Mr. Herz was elected Vice President in 1993 and Senior Vice President in 2004. From 1982 to 1992, Mr. Herz worked for AmeriFirst Federal Savings Bank based in Miami, Florida. During his 10-year tenure with the bank, he held various lending positions, the most recent being Division Vice President in Consumer Lending. Mr. Herz holds a B.B.A. in Finance and Management and an M.B.A.

Douglas O. Kinsey joined us in 2003 as Senior Vice President, Acquisitions and Development. From 1997 to 2003, Mr. Kinsey served as Senior Vice President of Real Estate Acquisitions for Fairfield Resorts, a vacation ownership resort developer that was publicly-traded until its acquisition by another publicly held company, Cendant Corporation. Mr. Kinsey holds a B.S.B.A. in finance.

James R. Martin joined us in 2004 as Senior Vice President, General Counsel and Clerk. Prior to joining us, Mr. Martin was a partner with the law firm of Baker & Hostetler LLP since 1985, focusing his practice on real estate, resort development, vacation ownership, federal and state regulatory matters and commercial and consumer law. Mr. Martin holds a B.A. and a Juris Doctorate.

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

Item 2. PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 102,000 square feet of leased space. On December 31, 2004, we also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the island of Aruba. For a further description of our resort and communities properties, please see "Item 1. Business--Company Products."

Item 3. Legal Proceedings.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, marketing, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business and the resolution of these matters is not expected to have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Archipelago Stock Exchange (formerly known as the Pacific Stock Exchange) under the symbol "BXG". The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

                     Price Range                          Price Range
                    -------------                       ---------------
                     High    Low                         High     Low
-----------------------------------------------------------------------
The Year Ended                      The Year Ended
December 31, 2003                   December 31, 2004
-----------------                   -----------------
First Quarter       $3.70   $3.36   First Quarter       $12.96   $ 6.25
Second Quarter       4.93    3.45   Second Quarter       13.99    10.28
Third Quarter        6.08    4.66   Third Quarter        13.77     9.61
Fourth Quarter       7.07    5.54   Fourth Quarter       20.07    10.48

There were approximately 1,020 record holders of our common stock as of March 11, 2005. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the year ended December 31, 2003, or the year ended December 31, 2004. Our Board of Directors has discussed the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. Restrictions contained in the Indenture related to our $110 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998 restrict, and the terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and restrict our ability to repurchase shares.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2004, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present intention of acquiring these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors' Stock Option Plan and our 1998 Non-Employee Director Stock Option Plan. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2004, is as follows (in thousands, except per option data):

                                               Number of Securities Remaining
Number of Securities to    Weighted-Average    Available for Future Issuance
be Issued Upon Exercise   Exercise Price of   Under Equity Compensation Plans
  of Outstanding Stock    Outstanding Stock     (Excluding Outstanding Stock
        Options                Options                    Options)
-----------------------   -----------------   -------------------------------
         1,645                  $5.29                       781

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data).

                                                             As of or for
                                                                  the
                                    As of or for the Years    Nine Months      As of or for the Years
                                            Ended                Ended                 Ended
                                    ----------------------   ------------   ---------------------------
                                     April 1,   March 31,    December 31,   December 31,   December 31,
                                       2001        2002          2002           2003           2004
                                     --------   ---------    ------------   ------------   ------------
Income Statement Data
Sales of real estate.............    $229,874    $240,628      $222,655       $358,312       $502,396
Other resort and communities
   operations revenues...........      24,649      25,470        27,048         55,394         69,032
Interest income..................      17,317      15,447        12,235         17,536         21,583
Gain on sales of notes
   receivable....................       3,281       6,280        10,035          6,563          8,612
Other income.....................          --          --            --            649             --
                                     --------    --------      --------       --------       --------
Total revenues...................     275,121     287,825       271,973        438,454        601,623
Income before income taxes,
   minority interest and
   cumulative effect of change
   in accounting principle(1)....       3,002      19,482        24,671         45,325         63,341
Income before cumulative
   effect of change in
   accounting principle(1).......       2,717      11,732        15,376         25,827         36,455
Net income.......................       2,717      11,732         9,797         25,827         36,455
Earnings per share before
   cumulative effect of change in
   accounting principle (1):
   Basic.........................        0.11        0.48          0.63           1.05           1.39
   Diluted.......................        0.11        0.46          0.58           0.94           1.23
Earnings per common share:
   Basic.........................        0.11        0.48          0.40           1.05           1.39
   Diluted.......................        0.11        0.46          0.39           0.94           1.23

                                                           As of or for
                                                                the
                                  As of or for the Years    Nine Months      As of or for the Years
                                          Ended                Ended                 Ended
                                  ----------------------   ------------   ---------------------------
                                   April 1,   March 31,    December 31,   December 31,   December 31,
                                     2001        2002          2002           2003           2004
                                   --------   ---------    ------------   ------------   ------------
Balance Sheet Data
Notes receivable, net..........      74,796      55,648        61,795         94,194        121,949
Inventory, net.................     193,634     187,688       173,131        219,890        205,213
Total assets...................     405,177     416,366       425,272        551,022        634,809
Shareholders' equity...........     136,790     149,656       158,283        186,880        264,867
Book value per common share....        5.65        6.16          6.44           7.49           8.76

Selected Operating Data
Weighted-average interest
   rate on notes receivable at
   period end..................          15%         15%           14%            14%            14%
Bluegreen Resorts statistics:
   VOI sales...................    $140,975    $144,226      $144,026       $253,939       $310,596
   Gross margin on VOI sales...          78%         77%           75%            80%            76%
   Selling, general and
      administrative expenses
      as a percentage of VOI
      sales (1)................          71%         65%           64%            59%            58%
   Field Operating Profit (2)..    $  9,724    $ 19,729      $ 17,218       $ 49,514       $ 52,550
   Number of resorts at period
      end......................          11          12            13             17             18
   Number of VOI sale
      transactions(3)..........      16,240      16,414        16,347         26,839         31,574
Bluegreen Communities
   Statistics:
   Homesite sales..............    $ 88,899    $ 96,402      $ 78,629       $104,373       $191,800
   Gross margin on homesite
      sales....................          46%         45%           46%            45%            45%
   Selling, general and
      administrative expenses
      as a percentage of
      homesite sales...........          30%         28%           28%            32%            25%
   Field Operating
      Profit (2)...............    $ 12,991    $ 15,415      $ 13,570       $ 12,580       $ 37,722
   Number of homesites
      sold (3).................       1,614       1,640         1,242          1,962          2,765

----------
(1) Effective April 1, 2002, we elected to change our accounting policy to expense previously deferred costs of generating VOI tours through telemarketing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to Consolidated Financial Statements for further information.

(2) Field Operating Profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principles. See Note 19 of the Notes to Consolidated Financial Statements for further information.

(3) "Number of VOI sale transactions" and "number of homesites sold" include those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting. See "Revenue Recognition and Contracts Receivable" under Note 1 of the Notes to Consolidated Financial Statements.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Annual Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general "risk factors" with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

We offer financing of up to 90% of the purchase price to purchasers of VOIs and homesites. Approximately 99% of our VOI customers and 2% of our homesite customers utilized our in-house financing during the year ended December 31, 2004. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the downpayment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers is a critical factor in our continued liquidity. We generally pledge the receivables arising from our sales of VOIs to institutional lenders. We are also a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue in our participation in securitizations on the terms currently available to us, our liquidity and cash flow would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of such customer notes at favorable rates, or at all.

We depend on additional funding to finance our operations.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future or under securitizations in which we may participate in the future. However, we cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. Moreover, we are, and will be, required to seek external sources of liquidity to:

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

Under the terms of our pledged receivables facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan to value ratios if our pledged receivables reach certain levels of delinquency. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. Further, if defaults and other performance criteria differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. As servicer of the notes, we may also be required to advance delinquent payments to the extent we deem them recoverable. Accordingly, we bear some risks of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the customer's loan to a third party.

As of December 31, 2004, approximately 7% of our vacation ownership receivables and approximately 20% of residential land receivables which we held or which third parties held under sales transactions which are serviced by us were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not exercised such recourse against our customers. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim to the interest, if applicable, we will be required to foreclose on or otherwise seek recovery of the customer's collateral and then remarket the recovered property. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we would have to incur such costs again to resell the VOI or homesite.

We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of land and construction materials.

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

In addition, the availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects is critical to having adequate inventory to sustain our sales volume and maintain an adequate gross profit on our sales to cover our significant selling, general and administrative expenses, cost of capital and other expenses in order to generate favorable results of operations. Land prices increased significantly in 2004 and the availability of Florida properties was extremely limited. If we were unable to acquire such land or, in the case of Bluegreen Resorts, resort properties at a favorable cost, it could have an adverse impact on our results of operations.

Another factor impacting the profitability of our real estate development activities is the cost of construction materials and services. Should the cost of construction materials and services rise, as recent trends have indicated, the ultimate cost of our Bluegreen Resorts and Bluegreen Communities inventories under development could increase and have a material, adverse impact on our results of operations.

We may not successfully execute our growth strategy.

A principal component of our growth strategy is to acquire additional real estate for the development of VOIs or completed VOIs. We seek to acquire properties in destinations that we believe will complement our existing operations. In addition, we have to continually acquire additional real estate for Bluegreen Communities to develop and sell. Our ability to execute this growth strategy will depend upon a number of factors, including the following:

     o    the availability of attractive real estate opportunities;

     o our ability to acquire properties for such development opportunities on economically feasible terms;

     o our ability to market and sell VOIs at newly developed or acquired resorts;

     o our ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction; and

     o our ability to develop, market and sell acquired real estate for Bluegreen Communities in a manner that results in customer satisfaction.

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

     o we may be unable to complete construction, conversion or required legal registrations and approvals as scheduled;

     o we may be unable to control the timing, quality and completion of any construction activity;

     o our quarterly results may fluctuate due to an increase or decrease in the number of residential land or VOI projects subject to "percentage of completion accounting," which requires that we recognize profit on projects on a pro rata basis as development is completed;

     o    market demand may not be present; and

     o    the value of our inventories may decline.

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

Most states also have other laws that regulate our activities, such as:

     o    real estate licensure laws;

     o    sellers of travel licensure laws;

     o    anti-fraud laws;

     o    consumer protection laws;

     o    telemarketing laws;

     o    prize, gift, and sweepstakes laws and

     o    consumer credit laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, which could materially and adversely affect our business.

In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government's national "Do Not Call" list. The regulations have impacted our marketing of VOIs and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results.

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

We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered accounting firm. Included in this Annual Report on Form 10-K are a report of our management on the effectiveness of internal controls and an attestation report of our independent auditors with respect thereto. However, we expect to continue to expend significant management time and resources documenting, and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially adversely impacted.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Revenue Recognition and InventoryCost Allocation. In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable, below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted.

          In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing of our Bluegreen Resorts' or Bluegreen Communities' projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus our results of operations could be materially, adversely impacted.

          In accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," the capitalized costs of our real estate projects are assigned to individual VOIs or homesites in the projects based on the relative estimated sales value of each VOI or homesite. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

     o Allowance For Loan Losses. We estimate credit losses on our notes receivable portfolios in accordance with SFAS No. 5, "Accounting for Contingencies," as our notes receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," we first segment our notes receivable by identifying risk characteristics that are common to groups of loans and then estimate credit losses based on the risks associated with these segments. We consider many factors when establishing and evaluating the adequacy of our reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. We review these factors and measure loan impairment by applying historical loss rates, adjusted for relevant environmental and collateral values, to the segments' aggregate loan balances. We adjust our reserve for loan losses on at least a quarterly basis. Should our estimates of these and other pertinent factors change, our results of operations, financial condition and liquidity position could be materially, adversely affected.

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

          In connection with the sales of notes receivable referred to above, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions -- prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be adversely impacted. During the year ended December 31, 2004, we recognized an other-than-temporary decrease of approximately $2.1 million, in the fair market value of our retained interest in a 2002 vacation ownership receivables securitization, based on higher than anticipated default rates in the portfolio sold.

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

     o Goodwill and Intangible Assets. Goodwill is not amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Other intangible assets are amortized over their useful lives. Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit to which the goodwill or intangible assets have been assigned. As of December 31, 2004, only our Bluegreen Resorts reporting unit had any recorded goodwill and intangible assets. Should our estimates of the fair value of our reporting units change, our results of operations and financial condition could be adversely impacted.

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

                                           Bluegreen                Bluegreen
                                            Resorts                Communities                 Total
                                    ----------------------   ----------------------   ----------------------
                                                Percentage               Percentage               Percentage
                                      Amount     of Sales      Amount     of Sales      Amount     of Sales
                                    ---------   ----------   ---------   ----------   ---------   ----------
                                                             (dollars in thousands)
Year Ended December 31, 2002
   (2)
Sales of real estate ............   $ 177,406      100%      $ 101,174      100%      $ 278,580      100%
Cost of real estate sales .......     (43,422)     (25)        (56,893)     (56)       (100,315)     (36)
                                    ---------                ---------                ---------
Gross profit ....................     133,984       75          44,281       44         178,265       64
Other resort and communities
   operations revenues ..........      29,194       16           4,140        4          33,334       12
Cost of other resort and
   communities operations .......     (28,379)     (16)         (4,814)      (5)        (33,193)     (12)
Selling and marketing
   expenses .....................    (102,176)     (58)        (20,334)     (20)       (122,510)     (44)
Field general and
   administrative expenses (1) ..     (10,646)      (6)         (8,497)      (8)        (19,143)      (7)
                                    ---------                ---------                ---------
Field Operating Profit ..........   $  21,977       12%      $  14,776       15%      $  36,753       13%
                                    =========                =========                =========
Year Ended December 31, 2003
Sales of real estate ............   $ 253,939      100%      $ 104,373      100%      $ 358,312      100%
Cost of real estate sales .......     (51,695)     (20)        (57,315)     (55)       (109,010)     (30)
                                    ---------                ---------                ---------
Gross profit ....................     202,244       80          47,058       45         249,302       70
Other resort and communities
   operations revenues ..........      48,915       19           6,479        6          55,394       15
Cost of other resort and
   communities operations .......     (53,544)     (21)         (7,477)      (7)        (61,021)     (17)
Selling and marketing
   expenses .....................    (132,050)     (52)        (23,223)     (22)       (155,273)     (43)
Field general and
   administrative expenses (1) ..     (16,051)      (6)        (10,257)     (10)        (26,308)      (7)
                                    ---------                ---------                ---------
Field Operating Profit ..........   $  49,514       20%      $  12,580       12%      $  62,094       17%
                                    =========                =========                =========
Year Ended December 31, 2004
Sales of real estate ............   $ 310,596      100%      $ 191,800      100%      $ 502,396      100%
Cost of real estate sales .......     (73,963)     (24)       (105,759)     (55)       (179,722)     (36)
                                    ---------                ---------                ---------
Gross profit ....................     236,633       76          86,041       45         322,674       64
Other resort and communities
   operations revenues ..........      61,630       20           7,402        4          69,032       14
Cost of other resort
and communities operations ......     (64,453)     (21)         (7,275)      (4)        (71,728)     (14)
Selling and marketing
   expenses .....................    (165,162)     (53)        (36,766)     (19)       (201,928)     (40)
Field general and
   administrative expenses (1) ..     (16,098)      (5)        (11,680)      (6)        (27,778)      (6)
                                    ---------                ---------                ---------
Field Operating Profit ..........   $  52,550       17%      $  37,722       20%      $  90,272       18%
                                    =========                =========                =========

----------
(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $20.0 million for the year ended December 31, 2002, $21.4 million for the year ended December 31, 2003 and $34.0 million for the year ended December 31, 2004. See "Corporate General and Administrative Expenses," below, for further discussion.

(2) We have disclosed the results of operations for the year ended December 31, 2002 for purposes of comparability. December 31, 2002 was the year we transitioned from a March 31 year-end to a December 31 year-end.

Sales and Field Operations. Consolidated sales were $278.6 million for the year ended December 31, 2002, $358.3 million for the year ended December 31, 2003 and $502.4 million for the year ended December 31, 2004. Consolidated sales increased 29% from the year ended December 31, 2002 to the year ended December 31, 2003 and 40% from year ended December 31, 2003 to the year ended December 31, 2004.

Bluegreen Resorts. During the years ended December 31, 2002, 2003 and 2004, sales of VOIs contributed $177.4 million (64%), $253.9 million (71%) and $310.6 million (62%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                         Year Ended
                                         ------------------------------------------
                                         December 31,   December 31,   December 31,
                                             2002           2003           2004
                                         ------------   ------------   ------------
Number of VOI sale transactions.......       19,915        26,839         31,574
Average sales price per transaction...      $ 9,268       $ 9,704        $10,025
Gross margin..........................           75%           80%            76%

The $56.7 million, or 22.3%, increase in Bluegreen Resorts' sales during the year ended December 31, 2004, as compared to the year ended December 31, 2003, was due in part to the opening of five sales sites either after or just prior to December 31, 2003: Grande Villas at World Golf Village (opened in November
2003), The Fountains in Orlando, Florida (opened in December 2003), an off-site sales office in Destin, Florida (opened in July 2004, but closed prior to December 31, 2004), the Hammocks at Marathon resort sales office in Marathon, Florida (opened August 2004) and an off-site sales office in Dallas, Texas (opened in October 2004). These new sales sites generated a combined $21.0 million of incremental sales during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 48.2% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. This, combined with an 18.3% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 218,000 prospects during the year ended December 31, 2003 to approximately 257,000 prospects during the year ended December 31, 2004 at a consistent sale-to-tour conversion ratio of 12.6% and 12.4% during the years ended December 31, 2003 and 2004, respectively, significantly contributed to the overall sales increase during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

The $76.5 million or 43.1% increase in Bluegreen Resorts' sales during the year ended December 31, 2003, as compared to the year ended December 31, 2002, was due in part to the opening of six new sales sites: Mountain Run at Boyne in Boyne Falls, Michigan (opened in November 2002), an off-site sales office in

Minneapolis, Minnesota (opened in November 2002), Solara Surfsidein Surfside, Florida (opened January 2003), an off-site sales office in Harbor Springs, Michigan (opened in March 2003 on the campus of the Boyne Highlands resort, pursuant to a marketing agreement with Boyne USA Resorts), Grande Villas at World Golf Village (opened in November 2003) and The Fountainsin Orlando, Florida (opened in December 2003). These new sales sites generated a combined $26.7 million of incremental sales during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 44.1% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This, combined with a 25.0% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 174,000 prospects during the year ended December 31, 2002 to approximately 218,000 prospects during the year ended December 31, 2003 and an increase in the sale-to-tour conversion ratio from 11.6% to 12.6% during these periods, respectively, significantly contributed to the overall sales increase during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. The gross margin percentage for Bluegreen Resorts during 2004 and currently is trending back to historical levels from the higher gross margins realized in 2003 and the first quarter of 2004. We were able to make some opportunistic acquisitions of relatively lower cost VOI inventories in 2003, which contributed to our favorable gross margins in 2003 and the beginning of 2004. As much of this lower cost VOI inventory has been sold and due to rising land and construction costs we are experiencing at projects under development, we anticipate that our gross margin will approximate our historical levels for the foreseeable future.

Other resort operations revenues increased $12.7 million or 26% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. These increases were due to increases in revenues from our mini-vacation sales and vacation ownership tour generation business (operated by GVD, see further discussion below), our vacation ownership resort interior purchasing and design business, title agency fees and fees earned for providing reservation services for the Bluegreen Vacation Club.

Other resort operations revenues increased $19.7 million or 68% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. During the year ended December 31, 2003, GVD's revenues increased by approximately $14.0 million as compared to the year ended December 31, 2002, as the 2002 period only included approximately three months of GVD's operations. On October 2, 2002, GVD, acquired substantially all of the assets and assumed certain liabilities of TMOV. GVD was a newly-formed entity with no prior operations. Utilizing the assets acquired from TMOV, GVD generates sales leads for VOI sales utilizing various marketing strategies. These leads are then contacted and given the opportunity to purchase mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a VOI sales presentation. GVD generates sales prospects for our VOI sales business and sales prospects that will be sold to other VOI developers. The remainder of the increase in other resort operations revenues was due to an increase in revenues generated by our wholly-owned title company and an increase in revenues from managing the Bluegreen Vacation Club; both of such increases were the result of the increase in VOI sales during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Cost of other resort operations increased $10.9 million, or 20%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. These increases were due primarily to subsidies and maintenance fees paid to the property owners' associations that maintain our resorts. These subsidies and fees increased in the aggregate due to the increase in the number of our resorts since December 31, 2003 and due to increased maintenance fees incurred on our remaining VOI inventory at the La Cabana Beach and Racquet Club resort in Aruba. In addition, costs of other resort operations increased due to the 2003 opening and subsequent expansion of our owner contact center in Indianapolis, Indiana, which handles reservations and customer service for members of the Bluegreen Vacation Club.

Cost of other resort operations increased $25.2 million, or 89%, during the year ended December 31, 2003 as compared to the year ended December 31, 2002. Operating expenses incurred by GVD increased $19.8 million during the year ended December 31, 2003 as compared to the year ended December 31, 2002, as the 2002 period only included approximately three months of GVD's operations. The remaining increase in cost of other resort operations during the year ended December 31, 2003 was primarily due to start-up costs of the new owner services center in Indianapolis, Indiana and new interior purchasing and design operations in Knoxville, Tennessee as well as increased costs of managing the Bluegreen Vacation Club due to the growth in the number of members.

Selling and marketing expenses for Bluegreen Resorts increased as a percentage of sales from 52% during the year ended December 31, 2003 to 53% during the year ended December 31, 2004. This increase was primarily due to a decrease in the marketing efficiency of our off-premises contact ("OPC") marketing programs. OPC marketing programs involve making contact with individuals at tourist and other high-traffic locations in the vacation destinations in proximity to our resorts and soliciting them to take sales tours at one of our resort properties. OPC costs as a percentage of related sales increased to 37% during the year ended December 31, 2004 from 30% during the year ended December 31, 2003, due to increased competition for OPC locations and a decrease in the sale-to-tour conversion ratio for our OPC tours. We believe that selling and marketing expense as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Selling and marketing expenses for Bluegreen Resorts decreased as a percentage of sales from 58% during the year ended December 31, 2002 to 52% during the year ended December 31, 2003. This decrease was primarily due to an increase in the sale-to-tour conversion ratio (from approximately 12% to 13%) and the increase in the average sales price per transaction noted above. The decrease was also due to the increase in sales to our Bluegreen Vacation Club owner base and to sales prospects referred to us by existing Bluegreen Vacation Club owners and other prospects. Sales to these prospects have relatively lower associated marketing costs.

Field general and administrative expenses for Bluegreen Resorts stayed consistent at approximately $16.1 million during each of the years ended December 31, 2004 and 2003. These costs as a percentage of sales decreased to 5% for the year ended December 31, 2004 from 6% during the year ended December 31, 2003.

Field general and administrative expenses for Bluegreen Resorts increased $5.4 million or 51% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase was primarily due to the addition of the Minneapolis and Harbor Springs (Boyne Highlands) off-site sales offices; the opening of the Mountain Run at Boyne, Solara Surfside, Grande Villas at World Golf Village and The Fountains on-site sales offices and expenses associated with the consideration of potential real estate acquisitions during the year ended December 31, 2003 which were not pursued further.

Bluegreen Communities. During the years ended December 31, 2002, December 31, 2003 and December 31, 2004, Bluegreen Communities generated $101.2 million (36%), $104.4 million (29%) and $191.8 million (38%), of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 31,   December 31,
                                          2002           2003           2004
                                      ------------   ------------   ------------
Number of homesites sold...........       1,790          1,962          2,765
Average sales price per homesite...     $56,399        $60,586        $69,136
Gross margin.......................          44%            45%            45%

Bluegreen Communities' sales increased $87.4 million or 84% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. In November 2003, we acquired and commenced sales at our approximately 500-acre golf course community in Brunswick, Georgia known as Sanctuary Cove at St. Andrews Sound. Sanctuary Cove recognized incremental sales of approximately $23.9 million during the year ended December 31, 2004 as compared to the year ended December 31, 2003, as this project had just opened for sales in December 2003. Sanctuary Cove had an additional $7.6 million of sales deferred under the percentage-of-completion method of accounting as of December 31, 2004. Our Brickshire golf course community, which is located in New Kent, Virginia, recognized $11.1 million more sales during the year ended December 31, 2004 as compared to the year ended December 31, 2003, due primarily to increased effectiveness of sales programs and price increases. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton. This project recognized approximately $8.1 million more sales during the year ended December 31, 2004 as compared to the year ended December 31, 2003, due primarily to the recognition of sales previously deferred under the percentage-of-completion method of accounting. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge. Chapel Ridge recognized sales of approximately $10.1 million during the year ended December 31, 2004, and had an additional $4.7 million of sales deferred under the percentage-of-completion method of accounting as of December 31, 2004. Mountain Springs Ranch, our community in Smithson Valley, Texas (near San Antonio), recognized $7.7 million more sales during the year ended December 31, 2004 as compared to the year ended December 31, 2003, as this project had just opened for sales in December 2003. The remaining sales increase was realized at several of our other existing communities, including the following communities in Texas:

     o RidgeLake Shores, located in Magnolia, Texas (near Houston, Texas) - $6.3 million increase in sales.

     o Quail Springs Ranch, located in Peaster, Texas (near the Dallas/Fort Worth Metroplex) - $5.4 million increase in sales.

     o Mystic Shores, located in Spring Branch, Texas (near San Antonio) - $5.3 million increase in sales.

Bluegreen Communities' sales increased $3.2 million or 3% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The Traditions of Braselton, which began sales in April 2003, recognized sales of approximately $20.6 million during the year ended December 31, 2003. In Sunset, Texas, our Silver Lakes Ranch community commenced sales in 2003 and generated $8.5 million in sales. These increases in sales were partially offset by the impact of the 2003 sellout of two of our North Carolina golf communities, The Preserve at Jordan Lake in Chapel Hill and Winding River Plantation in Southport, which resulted in a decrease in sales at these two properties of approximately $25.8 million during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Bluegreen Communities intends to primarily focus its resources on developing new golf course communities and continuing to support its successful projects in Texas. During the year ended December 31, 2004, our golf communities and communities in Texas comprised approximately 52% and 45%, respectively, of Bluegreen Communities' sales. Because of the level of sales Bluegreen Communities achieved in 2004, we anticipate that certain of our properties will sell out earlier in 2005 than we had previously forecasted. As a result, 2005 sales for Bluegreen Communities will likely be lower than 2004 sales, as we focus on acquiring additional inventory to replace such properties that either sold out or are approaching sell-out ahead of schedule.

Bluegreen Communities' gross margin remained relatively constant during the years ended December 31, 2002, 2003 and 2004. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of the percentage-of-completion method of accounting, will cause variations in gross margin between periods, although the annual gross margin has historically been between 45% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Other communities operations include the operation of our golf courses as well as realty resale operations at several of our residential land communities. The increases in other communities operations revenues and costs during the year ended December 31, 2004 as compared to the year ended December 31, 2003, were primarily due to increased play at our Brickshire and The Preserve at Jordan Lake golf courses located in New Kent, Virginia and Chapel Hill, North Carolina, respectively. We are currently constructing three new daily-fee golf courses in connection with the development of our Traditions of Braselton, Sanctuary Cove and Chapel Ridge communities, all of which are expected to be open for play in 2005.

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

Our golf course operations yielded aggregate losses of $674,000, $1.2 million and $176,000 during the years ended December 31, 2002, 2003 and 2004, respectively. The losses from golf course operations are due to fixed operating expenses, low, seasonal revenues during the winter months and high maintenance costs during periods when we are marketing homesites in the surrounding community. Also, our golf courses were still in their early years of operations during the periods presented. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located actually build their homes and begin living in the community, which we believe will increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be realized.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 22% to 19% during the years ended December 31, 2003 and December 31, 2004, respectively, due to the advertising efficiencies realized at several of our Bluegreen Golf communities in 2004. Brickshire, Traditions of Braselton, Sanctuary Cove and Chapel Ridge generated selling and marketing expenses of less than 18%, collectively, as a percentage of sales due to the attractiveness of these golf course communities to consumers in the markets where these communities are located.

Selling and marketing expenses for Bluegreen Communities increased as a percentage of sales from 20% to 22% during the years ended December 31, 2002 and December 31, 2003, respectively, due to the impact of the percentage-of-completion method of accounting and due to the substantial sell out of The Preserve at Jordan Lake during the year ended December 31, 2003. While we defer the recognition of sales under the percentage-of-completion method of accounting, we do not defer the recognition of certain selling and marketing costs associated with the sales deferred. This increases selling and marketing expenses as a percentage of sales. The Preserve at Jordan Lake generated lower selling and marketing expenses as a percentage of sales in 2002, due in part to its location near the Raleigh-Durham area, which decreased overall selling and marketing expenses as a percentage of sales for Bluegreen Communities during the year ended December 31, 2002.

Bluegreen Communities' general and administrative expenses increased $1.4 million, or 14%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase in general and administrative expenses was due to the fact that the costs associated with new communities that opened for sales were greater than the costs associated with communities which substantially sold out during the year ended December 31, 2003. The increase in these costs was also due to higher performance bonuses to Bluegreen Communities' management, commensurate with the significant increase in the segment's field operating profit during the year ended December 31, 2004 as compared to December 31, 2003. As a percentage of sales, Bluegreen Communities' general and administrative expenses decreased to 6% from 10% for the years ended December 31, 2004 and 2003, respectively.

Bluegreen Communities' general and administrative expenses increased $1.8 million, or 21%, during the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase in general and administrative expenses was primarily due to the fact that the costs associated with new communities that opened for sales were greater than the costs associated with communities which substantially sold out during the year ended December 31, 2003, as more new projects were added than were substantially sold out. The increase in these costs as a percentage of sales was also due to the impact of percentage-of-completion accounting, as we do not defer such expenses notwithstanding that the associated revenue is deferred.

As of December 31, 2004, Bluegreen Communities had $27.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting. As of December 31, 2003, Bluegreen Communities had $18.9 million of sales and $8.1 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $20.0 million, $21.4 million and $34.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The $12.6 million or 59% increase in corporate general and administrative expenses during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to:

     o an aggregate increase of $3.2 million in personnel and other expenses incurred in our information technology, resort acquisitions/development, human resources, corporate headquarters and mortgage areas to help support our growth;

     o increased legal expenses due to the $1.5 million impact of the settlement of a sales tax dispute with the state of Wisconsin and approximately $1.2 million related to litigation settlements, one of which is subject to court approval;

     o increased accounting and auditing expenses of $2.0 million, primarily incurred in connection with requirements associated with the Sarbanes-Oxley Act of 2002; and

     o an increase in corporate health and other insurance expenses of $1.5 million.

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

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold (including REMIC transactions) and cash and cash equivalents. Interest income was $15.8 million, $17.5 million and $21.6 million for the years ended December 31, 2002, December 31, 2003 and December 31, 2004, respectively.

The increase in interest income during the year ended December 31, 2004 was due to higher interest income earned from our notes receivable commensurate with higher average aggregate notes receivable balances during the period as compared to the year ended December 31, 2003. The increase in interest income during the year ended December 31, 2004 was partially offset by an other-than-temporary decrease of $2.1 million in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

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

Gain on Sales of Notes Receivable. During the years ended December 31, 2002, December 31, 2003 and December 31, 2004, we recognized gains on the sale of notes receivable totaling $12.1 million, $6.6 million and $8.6 million, respectively. The sales of vacation ownership notes receivable were primarily pursuant to vacation ownership receivables purchase facilities in place during the respective periods.

The gain on sale of notes receivable during the year ended December 31, 2004, also included a $2.6 million gain recorded in connection with the July 2004 private offering and sale (the "2004 Term Securitization) of $156.6 million in aggregate purchase price of vacation ownership receivables, primarily including receivables previously sold to Resort Finance, LLC ("RFL").

The gain on sale of notes receivable during the year ended December 31, 2002, also included a $4.7 million gain recorded in connection with the December 2002 private offering and sale (the "2002 Term Securitization) of $170.2 million in aggregate purchase price of vacation ownership receivables, including receivables previously sold to ING Capital, LLC ("ING"), General Electric Capital Real Estate/Heller Financial, Inc. ("GE") and Barclays Bank, PLC ("Barclays") and receivables previously pledged to GE.

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

Interest Expense. Interest expense was $12.7 million, $14.0 million and $15.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. The 7% increase in the year ended December 31, 2004 as compared to the year ended December 31, 2003, was due to higher average outstanding debt balances, primarily related to increased receivable-backed debt. The 10% increase in the year ended December 31, 2003 was due to higher average outstanding debt balances, primarily related to acquisition and development loans entered into in connection with inventory acquisitions during 2003.

Our effective cost of borrowing was 9.1%, 7.9% and 8.1% for the years ended December 31, 2002, December 31, 2003 and December 31, 2004, respectively.

Provision for Loan Losses.

We recorded provisions for loan losses totaling $4.0 million, $6.1 million and $7.2 million during the years ended December 31, 2002, 2003 and 2004 respectively. The 52% and 17% increases in the provision for loan losses during the years ended December 31, 2003 and December 31, 2004, respectively, were primarily due to higher notes receivable balances outstanding at December 31, 2003 and December 31, 2004 as compared to the respective, immediately preceeding year-end balance.

The allowance for loan losses by division as of December 31, 2003 and December 31, 2004 was:

                                  Bluegreen    Bluegreen
                                   Resorts    Communities    Other     Total
                                  ---------   -----------   ------   --------
                                             (dollars in thousands)
December 31, 2003
Notes receivable ..............   $ 90,820      $10,555     $1,425   $102,800
Allowance for loan losses .....     (8,255)        (239)      (112)    (8,606)
                                  --------      -------     ------   --------
Notes receivable, net .........   $ 82,565      $10,316     $1,313   $ 94,194
                                  ========      =======     ======   ========
Allowance as a % of gross notes
   receivable .................          9%           2%         8%         8%
                                  ========      =======     ======   ========

December 31, 2004

Notes receivable ..............   $121,273      $10,901     $  186   $132,360
Allowance for loan losses .....     (9,974)        (251)      (186)   (10,411)
                                  --------      -------     ------   --------
Notes receivable, net .........   $111,299      $10,650     $   --   $121,949
                                  ========      =======     ======   ========
Allowance as a % of gross notes
  receivable ..................          8%           2%       100%         8%
                                  ========      =======     ======   ========

Other notes receivable at December 31, 2003, primarily consisted of a loan to the property owners' association that is responsible for the maintenance of our La Cabana Beach and Racquet Club resort, Casa Grande Cooperative Association I (See Note 5 of the Notes to Consolidated Financial Statements).
This loan was satisfied in 2004.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the subsidiary. Minority interest in income of consolidated subsidiary was, $1.0 million, $3.3 million and $4.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Pre-tax income for the subsidiary has increased over the periods presented as sales at the Big Cedar Wilderness Club have increased.

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

Summary. Based on the factors discussed above, our net income was $10.8 million, $25.8 million and $36.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the years ended December 31, 2002, 2003 and 2004 (in thousands):

                                                                     Year ended
                                                     ------------------------------------------
                                                     December 31,   December 31,   December 31,
                                                         2002           2003           2004
                                                     ------------   ------------   ------------
Cash flows provided by operating activities            $ 27,119       $ 28,680       $ 89,760
Cash flows provided (used) by investing activities        9,752          1,964         (5,637)
Cash flows used by financing activities                 (20,389)       (11,273)       (39,232)
                                                       --------       --------       --------
Net increase in cash                                   $ 16,482       $ 19,371       $ 44,891
                                                       ========       ========       ========

Cash Flows From Operating Activities. Management analysis Cash flows from operating activities increased $1.6 million or 6% from net cash inflows of $27.1 million to $28.7 million for the years ended December 31, 2002 and December 31, 2003, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased $22.9 million from $90.4 million to $113.2 million during the years ended December 31, 2002 and December 31, 2003, respectively. This increase was partially offset by the change in inventory between the two periods.

Cash flows from operating activities increased $61.1 million or 213% from net cash inflows of $28.7 million to $89.8 million during the years ended December 31, 2003 and December 31, 2004, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased $36.6 million from $113.2 million to $149.8 million during the years ended December 31, 2003 and December 31, 2004, respectively. The remainder of the increase in operating cash flows during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due to the decrease in inventory, as a result of our increased VOI and homesite sales.

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

Cash flows from investing activities decreased $7.6 million or 387% from net cash inflows of $2.0 million to net cash outflows of $5.6 million for the years ended December 31, 2003 and December 31, 2004, respectively. The decrease was primarily due to increased purchases of property and equipment during the year ended December 31, 2004 as compared to the year ended December 31, 2003.

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

Cash flows from financing activities decreased $28.0 million or 248% from net cash outflows of $11.3 million to $39.2 million during the years ended December 31, 2003 and December 31, 2004, respectively.. This decrease is due to increased payments under line-of-credit facilities and notes payable, partially offset by increased proceeds from borrowings under such facilities and notes.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2004. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2004. Our other indebtedness includes outstanding senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities -Off-Balance Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the year ended December 31, 2004, approximated 58% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The RFL Purchase Facility. On October 8, 2003, RFL acquired and assumed the rights, obligations and commitments of ING as initial purchaser in an existing vacation ownership receivables purchase facility (the "RFL Purchase Facility") originally executed between ING and us in April 2002. The RFL Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, our wholly-owned, special purpose finance subsidiary ("BRFC V"), and BRFC V sells the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the RFL Purchase Facility. The RFL Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the RFL Purchase Facility are subject to certain conditions precedent. Under the RFL Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid.

On September 30, 2004, we executed an extension of the RFL Purchase Facility to allow for sales of notes receivable for a cumulative purchase price of up to $100.0 million on a revolving basis through September 29, 2005, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. RFL earns a return equal to the one-month London Interbank Offered Rate ("LIBOR") plus an additional return of 3.25%, subject to use of alternate return rates in certain circumstances. In addition, through September 2005, RFL receives a 0.25% annual program fee. We act as servicer under the RFL Purchase Facility for a fee.

On September 29, 2004, we sold $25.9 million in vacation ownership receivables pursuant to the RFL Purchase Facility. We received $22.0 million in cash proceeds from this sale of receivables and recognized a $4.4 million retained interest, a $268,000 servicing asset and a $701,000 gain on sale. As of December 31, 2004, the remaining availability under the RFL Purchase Facility was $79.0 million, subject to eligibility requirements and conditions precedent.

The RFL Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL's obligation to purchase under the RFL Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation,
(i) our breach of the representations or warranties in the RFL Purchase Facility; (ii) our failure to perform our covenants in the RFL Purchase Facility, including, without limitation, a failure to pay principal or interest due to RFL; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a material adverse change to us since December 31, 2001; (v) the amount borrowed under the RFL Purchase Facility exceeding the borrowing base; (vi) significant delinquencies or defaults on the receivables sold; (vii) a payment default by us under any other borrowing arrangement of $5 million or more, or an event of default under any indenture, facility or agreement that results in a default under any borrowing arrangement; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least $110 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the RFL Purchase Facility; (x) the ratio of our debt to tangible net worth exceeding 6 to 1; or
(xi) our failure to perform our servicing obligations.

The 2004 Term Securitization. On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold to RFL under the Purchase Facility. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and provided net cash proceeds of $1.3 million to us. We also received certain VOIs that were being held in the Purchase Facility in connection with previously defaulted receivables, certain vacation ownership notes receivable previously held in the Purchase Facility which did not qualify for the 2004 Term Securitization and a retained interest in the future cash flows from the 2004 Term Securitization.

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

The GE Purchase Facility. On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Capital Corporation ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary ("BRFC VII"), and BRFC VII sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 89.5% of the principal balance of the receivables sold (79.5% in the case of receivables originated in Aruba), subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004. We act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million for a period which ends on October 2, 2006. On December 30, 2004, we sold $43.4 million in vacation ownership receivables pursuant to the GE Purchase Facility. We received $38.6 million in cash proceeds from this sale of receivables and recognized a $6.1 million retained interest, a $480,000 servicing asset and a $1.7 million gain on sale. After this sale, the remaining availability under the GE Purchase Facility was $86.4 million, subject to eligibility requirements and conditions precedent.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy proceeding or the like; (v) the amount of any advance under the GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach
(a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $185.0 million plus 50% of net income following June 30, 2004; (x) the ratio of our debt (excluding our subordinated debentures and, after the expiration of the funding period, up to $600.0 million of receivable-backed indebtedness) to Tangible Net Worth exceeding 2.25 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club to be less than approximately
623.6 million; (xiii) our ceasing to conduct the vacation ownership business and originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

The BB&T Purchase Facility. On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. BB&T earns a return equal to the commercial paper rate plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million, the commitment for $40.0 million of which expires on July 5, 2005, and the remainder of which expires on December 30, 2005.

The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T's obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) our breach of the representations or warranties in the BB & T Purchase Facility; (ii) our failure to perform our covenants in the BB & T Purchase Facility, including, without limitation, a failure to pay principal or interest due to BB & T; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a materially adverse change to us since December 31, 2004; (v) the amount borrowed under the BB & T Purchase Facility exceeding the borrowing base; (vi) significant delinquencies or defaults on the receivables sold, or serviced by us generally; (vii) a payment default by us under any other borrowing arrangement when such arrangement is an obligation in excess of 5% of our tangible net worth or an event of default under any indenture, facility or agreement that causes or permits the holder of such obligation to cause such financing arrangement to become due and payable; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least 80% of our tangible net worth at December 31, 2003 plus 80% of any increase in our tangible net worth thereafter; (x) the ratio of our debt to tangible net worth exceeding 3 to 1; or (xi) our failure to perform our servicing obligations. We have chosen to monetize our receivables through the RFL Purchase Facility, the GE Purchase Facility, the BB&T Purchase Facility (collectively, the "Purchase Facilities") and, historically, other similar facilities, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement.

The Purchase Facilities discussed above are the only ongoing receivables purchase facilities under which we currently have the ability to sell receivables. We are currently negotiating terms for a potential new vacation ownership receivables purchase facility with an unaffiliated financial institution. There is no assurance that this potential new facility will be obtained on favorable terms or at all. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facilities when these facilities are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

We recognized an other-than-temporary decrease of $2.1 million during the year ended December 31, 2004, in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The following is a summary of significant financial information related to the Purchase Facilities and prior similar facilities during the periods presented below (in thousands):

                                December 31,   December 31,
                                    2003           2004
                                ------------   ------------
On Balance Sheet:

Retained interests in notes
   receivable sold                $ 60,975       $ 72,099
Servicing assets (included in
   other assets)                     2,677          3,357

Off-Balance Sheet:

Notes receivable sold without
   recourse                        266,662        326,076
Principal balance owed to
   note receivable purchasers      238,258        297,122

                                                    Year Ended
                                    ------------------------------------------
                                    December 31,   December 31,   December 31,
                                        2002           2003           2004
                                    ------------   ------------   ------------
Income Statement:

Gain on sales of notes receivable      $12,101        $6,563        $ 8,612
Interest accretion on retained
   interests in notes receivable
   sold                                  5,556         5,076          4,743
Servicing fee income                     3,311         3,841          4,423
Amortization of servicing assets          (472)         (758)        (1,052)

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2013. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00% (6.40% at December 31, 2004). During the year ended December 31, 2004, we pledged approximately $28.7 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $25.8 million in cash borrowings. As of December 31, 2004, $32.9 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. RFC has also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2010, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75% (7.15% at December 31, 2004). Interest payments are due monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains resort in Orlando, Florida, all of which was still outstanding at December 31, 2004. During the year ended December 31, 2004, we borrowed an additional $11.9 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. The balance of our borrowings under the GMAC AD&C Facility is collateralized by VOIs and land held for future development at our 51%-owned Big Cedar Wilderness Club resort. As of December 31, 2004, $30.7 million was outstanding under the GMAC AD&C Facility.

The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than June 30, 2009. Principal is being repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. We utilized this facility to borrow approximately $9.6 million of the purchase price of The Hammocks at Marathon resort in December 2003. Receivable-backed borrowings under the Textron Facility bears interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. During the year ended December 31, 2004, we borrowed an additional $996,000 under the Textron Facility to finance a portion of the cost of renovations at The Hammocks at Marathon, and $4.8 million collateralized by $5.3 million of vacation ownership receivables. As of December 31, 2004, $10.9 million was outstanding under the Textron Facility.

The RFL A&D Facility. On January 11, 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and
4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Surfside Inn & Suites resort in Daytona Beach, Florida (the "Daytona Resort"). The total commitment under the RFL A&D Facility for the Daytona Resort is $14.7 million, the $5.2 million balance of which will be borrowed during 2005 to fund refurbishment of the Daytona Resort.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (6.50% at December 31, 2004), payable monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (5.50% at December 31, 2004) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (5.75% at December 31, 2004). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. We can borrow under the Foothill Facility through December 31, 2006. At December 31, 2004, the outstanding principal balance under this facility was approximately $12.7 million, approximately $6.7 million of which is collateralized by our Traditions of Braselton golf course community in Braselton, Georgia, $4.3 million of which related to Bluegreen Communities' receivables borrowings and $1.6 million of which related to Bluegreen Resorts' receivables borrowings. Outstanding indebtedness related to the Traditions of Braselton borrowing is due on March 10, 2006 and the maturity date for borrowings collateralized by receivables is December 31, 2008.

The GMAC Communities Facility. We have a $50.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); and

Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 25, 2006. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (6.25% at December 31, 2004) and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of December 31, 2004, $6.5 million was outstanding under the GMAC Communities Facility.

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

Trust Preferred Debt

We have also formed a statutory business trust ("Trust") for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in our junior subordinated debentures. On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.16% through March 30, 2010 and thereafter at a floating rate of 4.90% over 3-month LIBOR until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for the Trust's common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of the Trust's common securities are nearly identical to the trust preferred securities.

The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes. We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing for our operations.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2.0% (4.4% at December 31, 2004). Interest is due monthly and all outstanding amounts are due on June 30, 2006. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2004, no borrowings were outstanding under the line. there are an aggregate of $1.6 million of irrevocable letters of credit under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire in 2005. This line-of-credit is an available source of short-term liquidity for us, although we have not drawn any borrowings under this facility recently.

Commitments

Our material commitments as of December 31, 2004 included the required payments due on our receivable-backed debt, lines of credit and other notes payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of December 31, 2004, by period due (in thousands):

                                                    Payments Due by Period
                                    --------------------------------------------------
                                      Less
                                      than     1 -- 3    4 -- 5    After 5
     Contractual Obligations         1 year    Years      Years     Years      Total
     -----------------------         ------   -------   --------   -------   --------
Receivable-backed notes payable     $    --   $    --   $ 10,774   $32,921   $ 43,695
Lines-of-credit and notes payable    30,962    40,944         44        --     71,950
10.5% senior secured notes               --        --    110,000        --    110,000
Noncancelable operating leases        5,661     8,304      5,475     5,592     25,032
                                    -------   -------   --------   -------   --------
Total contractual obligations       $36,623   $49,248   $126,293   $38,513   $250,677
                                    =======   =======   ========   =======   ========

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

As noted above, we have $1.6 million in letters-of-credit outstanding at December 31, 2004, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire in 2005, were required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $28.1 million as of December 31, 2004. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $84.4 million as of December 31, 2004. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

During 2004, we executed various agreements with Carolinian Resort Development LLC ("CRD") to develop a vacation ownership resort in Myrtle Beach, South Carolina (the "Carolinian Resort"). CRD is obtaining zoning and other approvals (collectively, the "Approvals") for this project and is responsible for constructing the Carolinian Resort for sale to us upon its completion pursuant to plans and specifications agreed-upon by us. The purchase price of the completed Carolinian Resort is anticipated to be $20.6 million, $2.9 million of which has been paid by us as a deposit and is being held in escrow as of December 31, 2004. Should CRD default under the agreements governing the construction and sale of the Carolinian Resort to us, we may exercise certain remedies including termination of the agreements and receiving a refund for our deposit or obtaining specific performance. The Carolinian Resort is expected to be completed in November 2005. RFC has agreed to provide financing to us for the purchase of the Carolinian Resort under the GMAC AD&C Facility, and hence this borrowing would mature in November 2009. See "Liquidity and Capital Resources -- Credit Facilities for Bluegreen Resorts' Receivables and Inventories" for a discussion of the terms of the GMAC AD&C Facility.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2004 were less than 1% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $125.6 million, $110.5 million and $ 149.2 of fixed-rate vacation ownership notes receivable during the nine months ended December 31, 2002, the year ended December 31, 2003, and the year ended December 31, 2004, respectively, under the Purchase Facilities, the 2002 Term Securitization, the 2004 Term Securitization (the latter two collectively, the "Term Securitizations") and previous timeshare receivable purchase facilities (see
Note 5 of the Notes to Consolidated Financial Statements). Our gain on sale recognized is generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. We believe that we have used appropriate assumptions in valuing the residual interests retained in the vacation ownership and land notes sold through the Purchase Facilities and the Term Securitizations and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations, but there is no assurance that the assumptions will prove to be correct.

As of December 31, 2004, we had fixed interest rate debt of approximately $112.7 million and floating interest rate debt of approximately $112.9 million. In addition, our notes receivable from VOI and homesite customers were comprised of $125.5 million of fixed rate loans and $6.4 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease our after-tax earnings by an immaterial amount per year, based on the impact of increased interest expense on variable rate debt, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in the interest rate would decrease the total fair value of our fixed rate debt, excluding our 10.5% senior secured notes payable (the "Notes"), by an immaterial amount. The fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, we would likely attempt to take actions to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                      December 31,   December 31,
                                                                                          2003           2004
                                                                                      ------------   ------------
ASSETS
Cash and cash equivalents (including restricted cash of approximately $14,156
   and $19,396 at December 31, 2003 and 2004, respectively) .......................     $ 53,647       $ 98,538
Contracts receivable, net .........................................................       25,522         28,085
Notes receivable, net .............................................................       94,194        121,949
Prepaid expenses ..................................................................        9,925          7,810
Other assets ......................................................................       19,711         22,359
Inventory, net ....................................................................      219,890        205,213
Retained interests in notes receivable sold .......................................       60,975         72,099
Property and equipment, net .......................................................       63,430         74,244
Intangible assets and goodwill ....................................................        3,728          4,512
                                                                                        --------       --------
      Total assets ................................................................     $551,022       $634,809
                                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ..................................................................     $  6,983       $ 11,552
Accrued liabilities and other .....................................................       32,791         44,351
Deferred income ...................................................................       18,646         24,235
Deferred income taxes .............................................................       43,924         58,150
Receivable-backed notes payable ...................................................       24,921         43,696
Lines-of-credit and notes payable .................................................       87,858         71,949
10.50% senior secured notes payable ...............................................      110,000        110,000
8.25% convertible subordinated debentures .........................................       34,371             --
                                                                                        --------       --------
   Total liabilities ..............................................................      359,494        363,933

Minority interest .................................................................        4,648          6,009

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued .............           --             --
Common stock, $.01 par value, 90,000 shares authorized; 27,702 and 32,990 shares
   issued at December 31, 2003 and 2004, respectively .............................          277            330
Additional paid-in capital ........................................................      124,931        167,408
Treasury stock, 2,756 common shares at both December 31, 2003 and 2004, at cost ...      (12,885)       (12,885)
Accumulated other comprehensive income, net of income taxes .......................        1,830            832
Retained earnings .................................................................       72,727        109,182
                                                                                        --------       --------
   Total shareholders' equity .....................................................      186,880        264,867
                                                                                        --------       --------
      Total liabilities and shareholders' equity ..................................     $551,022       $634,809
                                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                  Nine Months Ended    Year Ended     Year Ended
                                                                     December 31,     December 31,   December 31,
                                                                         2002             2003           2004
                                                                  -----------------   ------------   ------------
Revenues:
   Sales of real estate .......................................       $222,655          $358,312       $502,396
   Other resort and communities operations revenue ............         27,048            55,394         69,032
   Interest income ............................................         12,235            17,536         21,583
   Gain on sales of notes receivable ..........................         10,035             6,563          8,612
   Other income ...............................................             --               649             --
                                                                      --------          --------       --------
                                                                       271,973           438,454        601,623
Cost and expenses:
   Cost of real estate sales ..................................         77,923           109,010        179,722
   Cost of other resort and communities operations ............         27,243            61,021         71,728
   Selling, general and administrative expenses ...............        127,960           202,968        263,663
   Interest expense ...........................................          9,824            14,036         15,046
   Provision for loan losses ..................................          2,832             6,094          7,154
   Other expense ..............................................          1,520                --            969
                                                                      --------          --------       --------
                                                                       247,302           393,129        538,282
                                                                      --------          --------       --------
Income before minority interest and provision for income
   taxes ......................................................         24,671            45,325         63,341
Minority interest in income of consolidated subsidiary ........            816             3,330          4,065
                                                                      --------          --------       --------
Income before provision for income taxes ......................         23,855            41,995         59,276
Provision for income taxes ....................................          8,479            16,168         22,821
                                                                      --------          --------       --------
Income before cumulative effect of change in accounting
   principle ..................................................         15,376            25,827         36,455
Cumulative effect of change in accounting principle, net of
   income taxes (see Note 1) ..................................         (5,929)               --             --
Minority interest in cumulative effect of change in
   accounting principle, net of income taxes ..................            350                --             --
                                                                      --------          --------       --------

Net income ....................................................       $  9,797          $ 25,827       $ 36,455
                                                                      ========          ========       ========

Earnings per common share:
   Basic:
      Income before cumulative effect of change in accounting
         principle ............................................       $    .63          $   1.05       $   1.39
      Cumulative effect of change in accounting principle,
         net of income taxes and minority interest ............           (.23)               --             --
                                                                      --------          --------       --------
      Net income ..............................................       $    .40          $   1.05       $   1.39
                                                                      ========          ========       ========
   Diluted:
      Income before cumulative effect of change in accounting
         principle ............................................       $    .58          $    .94       $   1.23
      Cumulative effect of change in accounting principle,
         net of income taxes and minority interest ............           (.19)               --             --
                                                                      --------          --------       --------
      Net income ..............................................       $    .39          $    .94       $   1.23
                                                                      ========          ========       ========

Weighted-average number of common and common equivalent
   shares:
   Basic ......................................................         24,472            24,671         26,251
                                                                      ========          ========       ========
   Diluted ....................................................         28,783            29,263         30,677
                                                                      ========          ========       ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                        Accumulated
                                                                                          Other
                                            Common            Additional   Treasury   Comprehensive
                                            Shares   Common     Paid-in    Stock at   Income, Net of   Retained
                                            Issued    Stock     Capital      Cost      Income Taxes    Earnings     Total
                                            ------   ------   ----------   --------   --------------   --------   ---------
Balance at March 31, 2002 ...............   27,059    $271     $122,734    $(12,885)     $ 2,433       $ 37,103    $149,656
Net income ..............................       --      --           --          --           --          9,797       9,797
Net unrealized gains on retained
   interests in notes receivable sold,
   net of income taxes and
   reclassification adjustments .........       --      --           --          --       (1,973)            --      (1,973)
                                                                                                                   --------
Comprehensive income ....................                                                                             7,824
Shares issued upon exercise of stock
   options ..............................      284       2          681          --           --             --         683
Income tax benefit from stock
   options exercised ....................       --      --          120          --           --             --         120
                                            ------    ----     --------    --------      -------       --------    --------
Balance at December 31, 2002 ............   27,343     273      123,535     (12,885)         460         46,900     158,283
Net income ..............................       --      --           --          --           --         25,827      25,827
Net unrealized gains on retained
   interests in notes receivable sold,
   net of income taxes ..................       --      --           --          --        1,370             --       1,370
                                                                                                                   --------
Comprehensive income ....................                                                                            27,197
Shares issued upon exercise of stock
   options ..............................      359       4        1,208          --           --             --       1,212
Income tax benefit from stock
   options exercised ....................       --      --          188          --           --             --         188
                                            ------    ----     --------    --------      -------       --------    --------
Balance at December 31, 2003 ............   27,702     277      124,931     (12,885)       1,830         72,727     186,880
Net income ..............................       --      --           --          --           --         36,455      36,455
Net unrealized gains on retained
   interests in notes receivable sold,
   net of income taxes and
   reclassification adjustments .........       --      --           --          --         (998)            --        (998)
                                                                                                                   --------
Comprehensive income ....................                                                                            35,457
Shares issued upon exercise of stock
   options ..............................    1,150      12        6,582          --           --             --       6,594
Income tax benefit from stock
   options exercised ....................       --      --        1,961          --           --             --       1,961
Shares issued in connection with
   conversion of 8.25% convertible
   subordinated debentures ..............    4,138      41       33,934          --           --             --      33,975
                                            ------    ----     --------    --------      -------       --------    --------
Balance at December 31, 2004 ............   32,990    $330     $167,408    $(12,885)     $   832       $109,182    $264,867
                                            ======    ====     ========    ========      =======       ========    ========

          See accompanying notes to conso lidated financial statements.

                              BLUEGREEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Nine Months Ended    Year Ended     Year Ended
                                                                              December 31,     December 31,   December 31,
                                                                                2002               2003           2004
                                                                           -----------------   ------------   ------------
Operating activities:
Net income .............................................................       $  9,797         $  25,827      $  36,455
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Cumulative effect of change in accounting principle, net ............          5,929                --             --
   Minority interest in income of consolidated subsidiary ..............            466             3,330          4,065
   Depreciation ........................................................          4,597             7,811          9,769
   Amortization ........................................................          5,741             5,812          4,901
   Amortization of discount on note payable ............................             40                --             --
   Gain on sales of notes receivable ...................................        (10,035)           (6,563)        (8,612)
   Loss (gain) on sales of property and equipment ......................            218               (76)           455
   Gain on exchange of REMIC certificates ..............................           (409)               --             --
   Provision for loan losses ...........................................          2,832             6,094          7,154
   Provision for deferred income taxes .................................          3,813            12,644         14,843
   Interest accretion on retained interests in notes receivable sold ...         (4,417)           (5,076)        (4,743)
   Proceeds from sales of notes receivable .............................         72,418            93,918        130,990
   Proceeds from borrowings collateralized by notes receivable .........          2,746            29,979         32,070
   Payments on borrowings collateralized by notes receivable ...........        (11,681)          (10,691)       (13,243)
Changes in operating assets and liabilities, net of the effects of business acquisition:
   Contracts receivable ................................................          5,655            (9,292)        (2,563)
   Notes receivable ....................................................        (99,868)         (152,527)      (190,090)
   Prepaid expenses ....................................................            322              (227)          (589)
   Inventory ...........................................................         22,378            12,210         47,210
   Other assets ........................................................         (4,462)           (5,382)        (1,791)
   Accounts payable, accrued liabilities and other .....................          1,618            20,889         23,479
                                                                               --------         ---------      ---------
Net cash provided by operating activities ..............................          7,698            28,680         89,760
                                                                               --------         ---------      ---------
Investing activities:
   Cash received from retained interests in notes receivable sold ......         14,555            12,817         13,589
   Principal payments received on investment in note receivable ........             --               456             --
   Business acquisition ................................................         (2,292)             (500)          (825)
   Purchases of property and equipment .................................         (4,379)          (11,893)       (18,409)
   Proceeds from sales of property and equipment .......................             48             1,084              8
                                                                               --------         ---------      ---------
Net cash provided (used) by investing activities .......................          7,932             1,964         (5,637)
                                                                               --------         ---------      ---------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
      notes payable ....................................................         18,696            40,125         60,657
   Payments under line-of-credit facilities and notes payable ..........        (27,470)          (49,978)      (100,479)
   Payment of 8.00% convertible, subordinated notes payable to
      related parties ..................................................         (6,000)               --             --
   Payment of 8.25% subordinated convertible debentures ................             --                --           (273)
   Payment of debt issuance costs ......................................         (2,688)           (2,632)        (5,731)
   Proceeds from exercise of employee and director stock options .......            683             1,212          6,594
                                                                               --------         ---------      ---------
Net cash used by financing activities ..................................        (16,779)          (11,273)       (39,232)
                                                                               --------         ---------      ---------
Net increase (decrease) in cash and cash equivalents ...................         (1,149)           19,371         44,891
Cash and cash equivalents at beginning of period .......................         35,425            34,276         53,647
                                                                               --------         ---------      ---------
Cash and cash equivalents at end of period .............................         34,276            53,647         98,538
Restricted cash and cash equivalents at end of period ..................         (8,064)          (14,156)       (19,396)
                                                                               --------         ---------      ---------
Unrestricted cash and cash equivalents at end of period ................       $ 26,212         $  39,491      $  79,142
                                                                               ========         =========      =========

                              BLUEGREEN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                Nine Months Ended    Year Ended     Year Ended
                                                                   December 31,     December 31,   December 31,
                                                                       2002             2003           2004
                                                                -----------------   ------------   ------------
Supplemental schedule of non-cash operating, investing and
financing activities:
Inventory acquired through foreclosure or deedback in lieu of
   foreclosure ..............................................       $ 3,951            $ 6,570        $10,926
                                                                    =======            =======        =======
Inventory acquired through financing ........................       $ 2,336            $52,399        $21,276
                                                                    =======            =======        =======
Exchange of REMIC certificates for notes receivable and
   inventory in connection with termination of REMIC ........       $ 2,047            $    --        $    --
                                                                    =======            =======        =======
Property and equipment acquired through financing ...........       $   545            $ 8,569        $ 2,637
                                                                    =======            =======        =======
Offset of Joint Venture distribution of operating proceeds to
   minority interest against the Prepayment (see Note 4) ....       $    --            $ 1,932        $ 2,704
                                                                    =======            =======        =======
Retained interests in notes receivable sold .................       $18,085            $22,260        $25,467
                                                                    =======            =======        =======
Notes receivable acquired through financing .................       $    --            $ 2,334        $    --
                                                                    =======            =======        =======
Change in unrealized gains on retained interests in notes
   receivable sold, net of income taxes and reclassification
   adjustments ..............................................       $ 2,997            $ 2,228        $   875
                                                                    =======            =======        =======
Conversion of 8.25% subordinated convertible debentures into
   common stock .............................................       $    --            $ 2,334        $34,098
                                                                    =======            =======        =======
Income tax benefit from stock options exercised .............       $    --            $   362        $ 1,961
                                                                    =======            =======        =======

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized ...................       $13,455            $13,600        $15,945
                                                                    =======            =======        =======
Income taxes paid ...........................................       $   745            $ 1,634        $ 6,055
                                                                    =======            =======        =======

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

     We are a leading provider of leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen(R) Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest held in trust for the buyer) in the Bluegreen Vacation Club(R). Owners in the Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by third-party vacation ownership exchange networks. We are currently marketing and selling VOIs in 18 resorts located in the United States and Aruba, 16 of which have active sales offices. We also sell VOIs at four off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the year ended December 31, 2004, sales generated by Bluegreen Resorts comprised approximately 62% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 38% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental income, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs and, to a lesser extent, homesites sold by Bluegreen Communities.

Fiscal Year

     On October 14, 2002, our Board of Directors approved a change in our fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the nine months ended December 31, 2002.

Principles of Consolidation

     Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities and have majority voting control of the Joint Venture's management committee. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

     U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities at the date of purchase of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. Our policy is designed to limit exposure to any one institution. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and mitigate, if necessary, credit risk.

     Restricted cash consists primarily of customer deposits held in escrow accounts and cash pledged to our various lenders in connection with our receivable-backed notes payable credit arrangements.

Revenue Recognition and Contracts Receivable

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, we recognize revenue on homesite sales and sales of VOIs when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. In cases where all of the development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting.

     Sales, which do not meet the criteria for revenue recognition described above, are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of our consolidated balance sheets and profit recognition is deferred until the requirements of SFAS No. 66 are met.

     Contracts receivable consists of 1) amounts receivable from customers on recent sales of VOIs pending recording of the customers' notes receivable in our loan servicing system; 2) receivables related to unclosed retail homesite sales; and 3) receivables from third-party escrow agents on recently closed retail homesite sales. Contracts receivable is reflected net of an allowance for cancellations of unclosed Bluegreen Communities' sales contracts, which totaled approximately $718,000 and $480,000 at December 31, 2003 and 2004, respectively. Contracts receivable is also stated net of a reserve for loan losses of $573,000 and $676,000 at December 31, 2003 and 2004, respectively.

     Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below together with a brief description of the applicable revenue recognition policy:

                  Activity                                  Revenue is recognized as:
--------------------------------------------   ------------------------------------------------------
Mini-vacation package sales.................   Mini-vacation packages are fulfilled (i.e.,
                                               guests use mini-vacation packages to stay at
                                               a hotel, take a cruise, etc.)

Vacation ownership tour sales...............   Vacation ownership tour sales commissions are
                                               earned per contract terms.

Resort title fees...........................   Escrow amounts are released and title documents
                                               are completed.

Management fees.............................   Management services are rendered.

Rental commissions..........................   Rental services are provided.

Rental income...............................   Guests complete stays at the resorts.

Realty commissions..........................   Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees.........   Services are provided.

     Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

     Our notes receivable are carried at amortized cost. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2003 and 2004, $4.2 million and $6.5 million, respectively, of notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

     We estimate credit losses on our notes receivable portfolios in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segment our notes receivable by identifying risk characteristics that are common to groups of loans and then estimate credit losses based on the risks associated with these segments. We consider many factors when establishing and evaluating the adequacy of our reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. We review these factors and measure loan impairment by applying historical loss rates, adjusted for relevant environmental and collateral values, to the segments' aggregate loan balances. We adjust our reserve for loan losses on at least a quarterly basis. We generally charge off loans in the month subsequent to when they become four months contractually past due.

Retained Interest in Notes Receivable Sold

     When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 5) or term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

     We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains or losses on our retained interests in notes receivable sold are included in our shareholders' equity, net of income taxes. Declines in fair value that are determined to be other-than-temporary are charged to operations.

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

Inventory

     Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our inventory at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Homesites and VOIs reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose. We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities properties under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Note 7).

Property and Equipment

     Our property and equipment are stated at cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets in operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the
underlying   leases  or  the
estimated useful lives of the improvements. Depreciation expense includes the amortization of assets recorded under capital leases.

Goodwill and Intangible Assets

     We account for our goodwill and intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions SFAS No. 144. Our intangible assets relate to customer lists that were acquired in connection with the business combination discussed in Note 2. The customer lists are amortized as the related leads and mini-vacation packages are fulfilled or become expired. See Note 9 for further discussion.

Treasury Stock

     We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

     We expense advertising costs as incurred. Advertising expense was $47.9 million for the nine months ended December 31, 2002, $70.8 million for the year ended December 31, 2003 and $89.4 million for the year ended December 31, 2004. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, encourages, but does not require companies to record compensation cost for employee stock options at fair value. We have elected to continue to account for our employee stock options using the intrinsic value method pursuant to Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for our employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price of the option.

     Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 is presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Nine Months
                                               Ended             Year Ended          Year Ended
                                         December 31, 2002   December 31, 2003   December 31, 2004
                                         -----------------   -----------------   -----------------
Risk free investment rate.............          2.0%                3.1%               2.1%
Dividend yield........................          0.0%                0.0%               0.0%
Volatility factor.....................         69.8%               69.7%              65.0%
Life of option (years)................          5.0                 5.9                3.0

     There were 40,000 stock options granted to certain of our non-employee directors during the year ended December 31, 2004. Such stock options had a grant date fair value of $4.88 per share.

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

                                      Nine Months Ended       Year Ended          Year Ended
                                      December 31, 2002   December 31, 2003   December 31, 2004
                                      -----------------   -----------------   -----------------
Net income, as reported............        $9,797              $25,827             $36,455
Pro forma stock-based employee
   compensation cost, net of
   income taxes....................          (189)                (399)               (308)
                                           ------              -------             -------
Pro forma net income...............        $9,608              $25,428             $36,147
                                           ======              =======             =======
Earnings per share, as reported:
   Basic...........................        $  .40              $  1.05             $  1.39
   Diluted.........................        $  .39              $   .94             $  1.23
Pro forma earnings per share:
   Basic...........................        $  .39              $  1.03             $  1.38
   Diluted.........................        $  .38              $   .93             $  1.22

Cumulative Effect of Change in Accounting Principle

     Prior to April 1, 2002, we deferred the costs of generating vacation ownership tours through telemarketing programs until the earlier of such time as the tours were conducted or the related mini-vacation packages expired, based on an accepted industry accounting principle. Effective April 1, 2002, we elected to change our accounting policy to expense such costs as incurred. We believe that our new method of accounting for these costs, which has been applied prospectively, is preferable over our previous method and results in improved financial reporting.

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

Earnings Per Common Share

     We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding during the period. We compute diluted earnings per common share in the same manner as basic earnings per share, but also give effect to all dilutive stock options using the treasury stock method and include an adjustment, if dilutive, to both net income and weighted-average common shares outstanding as if our 8.00% convertible subordinated notes payable and 8.25% convertible subordinated debentures were converted into common stock at the beginning of the earliest period presented below, for periods during which these convertible debt issues were outstanding. We have excluded approximately 1.6 million and 1.2 million anti-dilutive stock options from our computations of earnings per common share during the nine months ended December 31, 2002 and year ended December 31, 2003, respectively. There were no anti-dilutive stock options during the year ended December 31, 2004.

     The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                          Nine Months
                                                             Ended       Year Ended     Year Ended
                                                         December 31,   December 31,   December 31,
                                                             2002           2003           2004
                                                         ------------   ------------   ------------
Basic earnings per common share -- numerator:
   Income before cumulative effect of change in
      accounting principle ...........................     $15,376         $25,827        $36,455
   Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest .......................................      (5,579)             --             --
                                                           -------         -------        -------
   Net income ........................................     $ 9,797         $25,827        $36,455
                                                           =======         =======        =======
Diluted earnings per common share -- numerator:
   Income before cumulative effect of change in
      accounting principle -- basic ..................     $15,376         $25,827        $36,455
   Effect of dilutive securities (net of income tax
      effects) .......................................       1,379           1,749          1,357
                                                           -------         -------        -------
   Income before cumulative effect of change in
      accounting principle -- diluted ................      16,755          27,576         37,812
   Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest .......................................      (5,579)             --             --
                                                           -------         -------        -------
   Net income -- diluted .............................     $11,176         $27,576        $37,812
                                                           =======         =======        =======
Denominator:
   Denominator for basic earnings per common
      share-weighted-average shares ..................      24,472          24,671         26,251
   Effect of dilutive securities:
   Stock options .....................................         140             421          1,098
   Convertible securities ............................       4,171           4,171          3,328
                                                           -------         -------        -------
   Dilutive potential common shares ..................       4,311           4,592          4,426
                                                           -------         -------        -------
   Denominator for diluted earnings per common
      share-adjusted weighted-average shares and
      assumed conversions ............................      28,783          29,263         30,677
                                                           =======         =======        =======
Basic earnings per common share:
   Income before cumulative effect of change in
      accounting principle ...........................     $   .63         $  1.05        $  1.39
   Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest .......................................        (.23)             --             --
                                                           -------         -------        -------
   Net income ........................................     $   .40         $  1.05        $  1.39
                                                           =======         =======        =======
Diluted earnings per common share:
   Income before cumulative effect of change in
      accounting principle ...........................     $   .58         $   .94        $  1.23
   Cumulative effect of change in accounting
      principle, net of income taxes and minority
      interest .......................................        (.19)             --             --
                                                           -------         -------        -------
   Net income ........................................     $   .39         $   .94        $  1.23
                                                           =======         =======        =======

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on our retained interests in notes receivable, which are classified as available-for-sale investments, to be included in other comprehensive income. Comprehensive income is shown as a subtotal within our consolidated statements of shareholders' equity for each period presented.

Recent Accounting Pronouncements

     In December 2004, the FASB issued (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The revised statement supersedes APB No. 25, Accounting for Stock-Based Compensation, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in the revised statement is similar to the approach described in SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will become effective for us on July 1, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the revised statement's fair value method will likely have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of the revised statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted the revised statement in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. The revised statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been material.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Areas of diversity in practice have included accounting for uncollectible notes receivable, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. The provisions of SFAS No. 152 and SOP 04-2 become effective for us on January 1, 2006. We have not yet completely evaluated the impact of these standards on our financial position or results of operations.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition, after giving effect to certain purchase accounting adjustments recorded in 2003:

             As of September 30, 2002
                  (in thousands)

Prepaid expenses.................................             $   318
Property and equipment...........................               2,388
Intangible assets:
   Customer list -- vacation packages sold (a)...   $13,654
   Customer list -- telemarketing leads (b)......       316
                                                    -------
                                                               13,970
Other assets.....................................                 442
                                                              -------
      Total assets acquired......................              17,118

Accounts payable and accrued liabilities.........               1,829
Deferred income (c)..............................              12,290
Deferred income taxes............................                 506
                                                              -------
      Total liabilities assumed..................              14,625
                                                              -------
   Net assets acquired...........................             $ 2,493
                                                              =======

(a) -- To be amortized as the vacation packages are fulfilled or become expired.

(b)  -- To be amortized as the telemarketing leads are used.

(c) -- To be recognized as other resort operations revenues as the vacation packages are fulfilled or become expired.

     On June 1, 2004, we executed an amendment to the acquisition agreement with the former owners of TMOV whereby in exchange for agreeing to pay $1.5 million, the former owners of TMOV agreed to release us from any obligation to pay amounts under the Earn Out Provisions. The $1.5 million, which is payable in quarterly installments over an 18 month period commencing on May 30, 2004, was recorded as additional goodwill. As of December 31, 2004, $675,000 of this amount was unpaid.

     We expect that the entire $1.9 million of goodwill from the acquisition of TMOV will be deductible for income tax purposes.

     Unaudited supplemental pro forma information presenting our results of operations as though the acquisition had occurred at the beginning of the nine-month period ended December 31, 2002 is as follows (in thousands, except per share data):

Total revenues................................................................   $294,134
Income before cumulative effect of change in accounting principle.............     15,719
Net income....................................................................     10,140
Basic earnings per common share:
   Income before cumulative effect of change in accounting principle..........   $    .64
   Cumulative effect of change in accounting principle, net of income taxes...       (.23)
                                                                                 --------
   Net income.................................................................   $    .41
                                                                                 ========
Diluted earnings per common share:
   Income before cumulative effect of change in accounting principle..........   $    .59
   Cumulative effect of change in accounting principle, net of income taxes...       (.19)
                                                                                 --------
   Net income.................................................................   $    .40
                                                                                 ========

3. Joint Venture

     On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc. ("Bass Pro"), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. The Joint Venture is developing, marketing and selling VOIs in a 312-unit, wilderness-themed resort adjacent to the Big Cedar(R) Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. During the year ended April 1, 2001, we made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 4 regarding payment of profit distributions to Big Cedar.

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

     Because the Joint Venture has a finite life (i.e., the Joint Venture can only exist through the earlier of: i) December 31, 2050; ii) the sale or disposition of all or substantially all of the assets of the Joint Venture; iii) a decision to dissolve the Joint Venture by us and Big Cedar; or iv) certain other events described in the Joint Venture agreement), the minority interest in the Joint Venture meets the definition of a mandatorily redeemable noncontrolling interest as specified in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The settlement value of this mandatorily redeemable noncontrolling interest at December 31, 2003 and 2004 was $4.9 million and $6.5 million, respectively, based on the sale or disposition of all or substantially all of the assets of the Joint Venture as of those respective dates. Our potential obligation to satisfy the settlement of this mandatorily redeemable noncontrolling interest would be partially offset by the unamortized portion of the Prepayment to Bass Pro (see Note 4).

     During the nine months ended December 31, 2002, the year ended December 31, 2003 and the year ended December 31, 2004, the Joint Venture paid approximately $577,000, $832,000 and $493,000, respectively, to Bass Pro(R) and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's vacation ownership resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $993,000, $1.0 million and $1.8 million for gift certificates and hotel lodging during the nine months ended December 31, 2002, year ended December 31, 2003 and year ended December 31, 2004, respectively, in connection with the Joint Venture's marketing activities.

4. Marketing Agreement

     On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 3).

Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro's national retail locations (currently consisting of 25 stores), in Bass Pro's catalogs and on its web site. We also have access to Bass Pro's customer lists. In exchange for these services, we agreed to pay Bass Pro a commission ranging from 3.5% to 7.0% on each sale of a VOI, net of cancellations and defaults, that is made to a customer as a result of one of the Bass Pro marketing channels described above ("Commission"). The amount of Commission is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. There is no Commission paid to Bass Pro on sales made by the Joint Venture.

     On June 16, 2000, we prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment is amortized from future Commissions earned by Bass Pro and future member distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof. No additional Commissions or member distributions will be paid in cash to Bass Pro or Big Cedar, respectively, until the Prepayment has been fully utilized. During the years ended December 31, 2003 and 2004, the Joint Venture made member distributions of $3.9 million and $5.5 million, respectively, of which $1.9 million and $2.7 million, respectively, were payable to Big Cedar and used to pay down the balance of the Prepayment. As of December 31, 2003 and 2004, the unamortized balance of the Prepayment, included in prepaid expenses on our consolidated balance sheets, was $6.1 million and $2.6 million, respectively. The Prepayment is periodically evaluated for any indicators of impairment.

     During the nine months ended  December 31, 2002 and year ended December 31,
2003,  we  paid  Bass  Pro  Trademarks   L.L.C.,   an  affiliate  of  Bass  Pro,
approximately $19,000 and $2,000, respectively, for advertising services.

5. Notes Receivable and Note Receivable Purchase Facilities

     The table below sets forth additional information relative to our notes receivable (in thousands).

                                           December 31, 2003   December 31, 2004
                                           -----------------   -----------------
Notes receivable secured by VOIs........        $ 90,820            $121,273
Notes receivable secured by homesites...          10,555              10,901
Other notes receivable..................           1,425                 186
                                                --------            --------
Notes receivable, gross.................         102,800             132,360
Reserve for loan losses.................          (8,606)            (10,411)
                                                --------            --------
Notes receivable, net...................        $ 94,194            $121,949
                                                ========            ========

     The weighted-average interest rate on our notes receivable was 14.3% and 14.2% at December 31, 2003 and 2004, respectively. All of our vacation ownership loans bear interest at fixed rates. The average interest rate charged on loans secured by VOIs was 14.9% and 14.7% at December 31, 2003 and 2004, respectively. Approximately 59.7% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The average interest rate charged on loans secured by homesites was 9.1% and 9.2% at December 31, 2003 and 2004, respectively.

     Our vacation ownership loans are generally secured by property located in Tennessee, Missouri, Wisconsin, Michigan, Florida, Virginia and South Carolina. The majority of Bluegreen(R) Communities' notes receivable are secured by homesites in Texas.

     The table below sets forth the activity in our reserve for loan losses (in thousands).

Reserve for loan losses at March 31, 2002......   $ 4,207
Provision for loan losses......................     2,832
Charge-offs....................................    (2,350)
                                                  -------
Reserve for loan losses at December 31, 2002...   $ 4,689
Provision for loan losses......................     6,094
Charge-offs....................................    (2,177)
                                                  -------
Reserve for loan losses at December 31, 2003...     8,606
Provision for loan losses......................     7,154
Charge-offs....................................    (5,349)
                                                  -------
Reserve for loan losses at December 31, 2004...   $10,411
                                                  =======

     Installments due on our notes receivable during each of the five years subsequent to December 31, 2004, and thereafter, are set forth below (in thousands).

                        2005.........   $ 20,773
                        2006.........      8,298
                        2007.........      9,179
                        2008.........     10,251
                        2009.........     11,342
                        Thereafter...     72,517
                                        --------
                           Total.....   $132,360
                                        ========

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

     The Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries ("BRFC V"), and BRFC V sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the Purchase Facility. The Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the Purchase Facility are subject to certain customary conditions precedent. Under the Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain customary terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the Initial Purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The Initial Purchaser earned a return equal to the London Interbank Offered Rate ("LIBOR") plus 1.00% through April 15, 2003, LIBOR plus 1.25% through October 7, 2003, LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the Purchase Facility) from October 8, 2003 through September 30, 2004, and will earn LIBOR plus 3.25% through September 29, 2005, subject to the use of alternate return rates in certain circumstances. In addition, the Initial Purchaser received or will receive a 0.25% annual facility fee through April 15, 2003 and from October 8, 2003 through September 29, 2005.

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

     On December 13, 2002, ING Financial Markets, LLC ("IFM"), an affiliate of ING, consummated a $170.2 million private offering and sale of vacation ownership loan-backed securities on our behalf (the "2002 Term Securitization"). The $181.0 million in aggregate principal of vacation ownership receivables included in the 2002 Term Securitization included qualified receivables from three sources: 1) $119.2 million in aggregate principal amount of receivables that were previously sold to ING under the Purchase Facility; 2) $54.2 million in aggregate principal amount of receivables that were previously sold under a prior vacation ownership receivables purchase facility (the "GE/Barclays Purchase Facility"); and 3) $7.6 million in aggregate principal amount of receivables that were previously hypothecated with General Electric Capital
Corporation ("GE") under a vacation ownership receivables warehouse facility (the "GE Warehouse Facility"). The proceeds from the 2002 Term Securitization were used to pay ING, GE and Barclays all amounts then outstanding under the Purchase Facility, the GE/Barclays Purchase Facility and the GE Warehouse Facility, respectively. We received net cash proceeds of $2.1 million, VOIs with a carrying value of $1.4 million, vacation ownership receivables with an estimated net realizable value of $3.1 million and recorded a retained interest in the future cash flows from the 2002 Term Securitization of $36.1 million. We also recognized a gain of $4.7 million in connection with the 2002 Term Securitization.

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

     During the six months ended June 30, 2004, we sold $60.7 million of aggregate principal balance of notes receivable under the Purchase Facility for a cumulative purchase price of $51.6 million. As a result of these sales, we recognized an aggregate gain of $3.6 million and recorded retained interests in notes receivable sold and servicing assets of $12.2 million and $626,000, respectively.

     On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that were previously sold under the Purchase Facility and $19.3 million in aggregate principal of qualified vacation ownership receivables (the "Pre-funded Receivables") that, as permitted in the 2004 Term Securitization, were subsequently sold without recourse (except for breaches of certain representations and warranties at the time of sale) in two separate tranches on August 13, 2004 and August 24, 2004 to an owners' trust (a qualified special purpose entity) through our wholly-owned, special purpose finance subsidiary, Bluegreen Receivables Finance Corporation VIII. The proceeds from the 2004 Term Securitization were used to pay RFL all amounts outstanding under the Purchase Facility, pay fees associated with the transaction to third-parties and deposit initial amounts in a required cash reserve account. We received net cash proceeds of $19.1 million, certain VOIs with a carrying value of $331,000 that were being held in the Purchase Facility in connection with previously defaulted receivables and certain vacation ownership notes receivable with a net realizable value of $4.2 million that were previously held in the Purchase Facility that did not qualify for the 2004 Term Securitization. We also recognized an aggregate gain of $2.6 million and recorded a retained interest in the future cash flows of the notes receivable securitized of $33.0 million and a servicing asset of $1.9 million in connection with the 2004 Term Securitization.

     On September 29, 2004, we sold $25.9 million in aggregate principal of vacation ownership receivables under the Purchase Facility for a cumulative purchase price of $22.0 million. As a result of this sale, we recognized a gain of $701,000 and recorded retained interests in notes receivable sold and servicing assets of $4.4 million and $268,000, respectively. As a result of this sale, the 2004 Term Securitization and receipts from customers of the principal balance of the receivables sold, the remaining availability under the Purchase Facility was $79.0 million at December 31, 2004, subject to the eligibility requirements and certain conditions precedent.

     On August 3, 2004, we executed agreements for an additional vacation ownership receivables purchase facility (the "GE Purchase Facility") with GE. The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary ("BRFC VII"), and BRFC VII sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 89.5% of the principal balance of the receivables sold (79.5% in the case of receivables originated in Aruba), subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004. We act as servicer under the GE Purchase Facility for a fee.

     The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through October 2, 2006. The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type.

     On December 30, 2004, we sold $43.4 million in aggregate principal of vacation ownership receivables under the GE Purchase Facility for a cumulative purchase price of $38.6 million. As a result of this sale, we recognized a gain of $1.7 million and recorded a retained interest in notes receivable sold and a servicing asset of $6.1 million and $480,000, respectively. As a result of this sale, the remaining availability under the GE Purchase Facility was $86.4 million at December 31, 2004, subject to the eligibility requirements and certain conditions precedent.

     The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold or securitized during the year ended December 31, 2004: Prepayment rates ranging from 17% to 13% per annum as the portfolios mature; loss severity rates ranging from 40% to 73%; default rates ranging from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 9% to 14%.

     On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. BB&T earns a return equal to the commercial paper rate plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004. We will act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million, the commitment for $40.0 million of which expires on July 5, 2005, and the remainder of which expires on December 30, 2005. The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T's obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreement. As of December 31, 2004, we had not sold any receivables under the BB&T Purchase Facility.

Other Notes Receivable

     On June 26, 2001, we loaned $1.7 million to the Casa Grande Resort Cooperative Association I (the "Association"), the property owners' association controlled by the vacation ownership owners at the La Cabana Beach and Racquet Club(TM) ("La Cabana") resort in Aruba. During 2004, upon mutual agreement with the Association, we offset the unpaid balance of $1.2 million on this unsecured loan against maintenance fees we were assessed by the Association on our unsold VOIs at the La Cabana resort.

6. Retained Interests in Notes Receivable Sold and Servicing Assets

Retained Interests in Notes Receivable Sold

     Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gains and losses are set forth below (in thousands).

                                                                            Gross        Gross
                                                             Amortized   Unrealized   Unrealized
December 31, 2003:                                              Cost        Gain         Loss      Fair Value
-------------------                                          ---------   ----------   ----------   ----------
1996 REMIC retained interests.............................    $   664      $  133         $--        $   797
GE/Wachovia Purchase Facility retained interests..........        717         955          --          1,672
Purchase Facility retained interests (see Note 5).........     24,063       1,888          --         25,951
2002 Term Securitization retained interest (see Note 5)...     32,555          --          --         32,555
                                                              -------      ------         ---        -------
   Total..................................................    $57,999      $2,976         $--        $60,975
                                                              =======      ======         ===        =======

                                                                            Gross        Gross
                                                             Amortized   Unrealized   Unrealized
December 31, 2004:                                              Cost         Gain         Loss     Fair Value
-------------------                                          ---------   ----------   ----------   ----------
GE/Wachovia Purchase Facility retained interests..........    $ 1,094      $  317         $--        $ 1,411
Purchase Facility retained interests (see Note 5).........      4,006         169          --          4,175
2002 Term Securitization retained interest (see Note 5)...     25,359          --          --         25,359
2004 Term Securitization retained interest (see Note 5)...     34,228         867          --         35,095
GE Purchase Facility (see Note 5).........................      6,059          --          --          6,059
                                                              -------      ------         ---        -------
   Total..................................................    $70,746      $1,353         $--        $72,099
                                                              =======      ======         ===        =======

     Contractual maturities as of December 31, 2004, are set forth below (in thousands), based on the final maturity dates of the underlying notes receivable sold:

                                     Amortized
                                        Cost     Fair Value
                                     ---------   ----------
After one year but within five....    $ 1,094      $ 1,411
After five years but within ten...     69,652       70,688
                                      -------      -------
   Total..........................    $70,746      $72,099
                                      =======      =======

     The following assumptions were used to measure the fair value of the above retained interests: prepayment rates ranging from 17% to 9% per annum as the portfolios mature; loss severity rates ranging from 25% to 73%; default rates ranging from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 8% to 14%.

     The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

                                                       Hypothetical Fair Value at December 31, 2004
                      --------------------------------------------------------------------------------------------------------------
                        Adverse       GE/Wachovia                              2002 Term           2004 Term              GE
                        Change     Purchase Facility   Purchase Facility    Securitization      Securitization     Purchase Facility
                      Percentage   Retained Interest   Retained Interest   Retained Interest   Retained Interest   Retained Interest
                      ----------   -----------------   -----------------   -----------------   -----------------   -----------------
Prepayment rate:          10%            $1,411              $4,123             $25,003             $34,546              $5,943
                          20%             1,409               4,070              24,661              34,017               5,834

Loss severity rate:       10%             1,376               4,031              24,704              33,683               5,683
                          20%             1,340               3,888              24,049              32,272               5,308

Default rate:             10%             1,352               3,951              24,619              33,369               5,592
                          20%             1,291               3,578              23,889              31,683               5,134

Discount rate:            10%             1,371               4,013              24,910              34,276               5,853
                          20%             1,332               3,860              24,475              33,489               5,657

     The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

                                                                     Nine Months
                                                                        Ended             Year Ended          Year Ended
                                                                  December 31, 2002   December 31, 2003   December 31, 2004
                                                                  -----------------   -----------------   -----------------
Proceeds from new sales of receivables ........................       $ 72,418            $ 93,918            $ 130,990
Collections on previously sold receivables ....................        (55,253)            (87,311)             (97,901)
Servicing fees received .......................................          2,498               3,690                4,359
Purchases of foreclosed assets ................................           (614)             (1,283)              (1,538)
Resales of foreclosed assets ..................................        (13,298)            (14,769)             (16,909)
Remarketing fees received .....................................          5,723               7,394                8,716
Cash received on retained interests in notes receivable sold ..         14,555              12,817               13,589
Cash paid to fund required reserve accounts ...................         (1,865)             (3,939)              (3,469)

     Quantitative information about the portfolios of vacation ownership notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

                                                                      Year Ended
                                      As of December 31, 2004      December 31, 2004
                                   ----------------------------   ------------------
                                     Total     Principal Amount
                                   Principal       of Loans
                                   Amount of     More than 60     Credit Losses, Net
                                     Loans       Days Past Due       of Recoveries
                                   ---------   ----------------   ------------------
GE/Wachovia Purchase Facility ..    $  9,360        $  506              $   --
2002 Term Securitization .......      98,803         5,550               4,454
2004 Term Securitization .......     151,066         5,774                 541
Purchase Facility ..............      23,994           546                  --
GE Purchase Facility ...........      42,853            --                  --

     The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders' equity, is net of income taxes of approximately $288,000, $1.1 million and $521,000 as of December 31, 2002, 2003 and 2004, respectively.

     In connection with the 2002 Term Securitization (see Note 5), we reversed $3.6 million in previously recorded unrealized gains related to the GE/Barclays Purchase Facility and the Purchase Facility. In connection with the 2004 Term Securitization (see Note 5), we reversed $1.4 million in previously recorded unrealized gains related to the Purchase Facility. During the years ended
December 31, 2003 and 2004, we recorded other-than-temporary decreases of approximately $912,000 and $2.1 million, respectively, netted against interest income on our consolidated statements of income, in the fair value of our retained interest associated with the 2002 Term Securitization, based on higher than projected default rates in the portfolio of receivables securitized.

Servicing Assets

     The changes in our servicing assets, included in other assets in our consolidated balance sheets, for the years ended December 31, 2003 and 2004 were as follows (in thousands):

Balance at December 31, 2002 ........................................   $ 2,294
Additions ...........................................................     1,141
Less: amortization ..................................................      (758)
                                                                        -------
Balance at December 31, 2003 ........................................     2,677
Additions ...........................................................     3,264
Less: disposal in 2004 Term Securitization (see Note 5) .............    (1,532)
Less: amortization ..................................................    (1,052)
                                                                        -------
Balance at December 31, 2004 ........................................   $ 3,357
                                                                        =======

7. Inventory

     Our net inventory holdings, summarized by division, are set forth below (in thousands).

                                           December 31, 2003   December 31, 2004
                                           -----------------   -----------------
Bluegreen Resorts ......................        $ 98,085            $126,238
Bluegreen Communities ..................         121,805              78,975
                                                --------            --------
                                                $219,890            $205,213
                                                ========            ========

     Bluegreen Resorts inventory as of December 31, 2003, consisted of land inventory of $28.8 million, $30.2 million of construction-in-progress and $39.1 million of completed vacation ownership units. Bluegreen Resorts inventory as of December 31, 2004, consisted of land inventory of $35.2 million, $32.1 million of construction-in-progress and $58.9 million of completed vacation ownership units.

     Interest capitalized during the nine months ended December 31, 2002, year ended December 31, 2003 and year ended December 31, 2004 totaled $4.7 million, $7.2 million, and $7.9 million, respectively. The interest expense reflected in our consolidated statements of income is net of capitalized interest.

8. Property and Equipment

     The table below sets forth the property and equipment held by us (in thousands).

                                                                    Useful     December 31,   December 31,
                                                                     Life          2003           2004
                                                                  ----------   ------------   ------------
Office equipment, furniture and fixtures ......................   3-14 years     $ 34,678       $ 42,229
Golf course land, land improvements, buildings and equipment ..   7-39 years       25,993         28,295
Land, buildings and building improvements .....................   5-39 years       21,753         25,370
Leasehold improvements ........................................   3-8 years         6,203          9,381
Aircraft ......................................................   5 years           1,403          1,415
Vehicles and equipment ........................................   3-5 years           804            978
                                                                                 --------       --------
                                                                                   90,834        107,668
Accumulated depreciation and amortization of leasehold
   improvements ...............................................                   (27,404)       (33,424)
                                                                                 --------       --------
   Total ......................................................                  $ 63,430       $ 74,244
                                                                                 ========       ========

9. Goodwill and Intangible Assets

     The  table  below  sets  forth  our  goodwill  and  intangible   asset  (in
thousands).

                                                                  December 31,   December 31,
                                                                      2003           2004
                                                                  ------------   ------------
Intangible asset:
   Customer list acquired in connection with the acquisition of
      substantially all of the assets of TMOV .................     $ 13,654       $ 13,654
   Accumulated amortization ...................................      (12,717)       (13,433)
                                                                    --------       --------
Net intangible asset ..........................................          937            221

Goodwill ......................................................        2,791          4,291
                                                                    --------       --------
                                                                    $  3,728       $  4,512
                                                                    ========       ========

Annual amortization expense relative to the intangible asset ..     $  9,901       $    716
                                                                    ========       ========

     We estimate that the unamortized balance of the customer list intangible asset will be amortized during 2005.

     All of our goodwill relates to our Bluegreen Resorts division. Our impairment tests during the nine months ended December 31, 2002, year ended December 31, 2003 and year ended December 31, 2004 determined that no goodwill impairment existed. See Note 2 for a discussion regarding the $1.5 million of additional goodwill recorded during the year ended December 31, 2004.

10.  Receivable-Backed Notes Payable

     We have a $75.0 million revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of General Motors Acceptance Corporation. The borrowing period on the GMAC Receivables Facility, as amended, expires on September 15, 2006 and outstanding borrowings mature no later than September 15, 2013. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90.00% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00%. We were required to pay an upfront loan fee of $375,000 in connection with the GMAC Receivables Facility. During the year ended December 31, 2004, we borrowed an aggregate of $25.8 million and repaid $10.3 million under the GMAC Receivables Facility. At December 31, 2004, the outstanding principal balance under the GMAC Receivables Facility was $32.9 million.

     We also have a $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") for the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables. The interest rate charged on outstanding receivable borrowings under the revolving credit facility through September 30, 2003 was the prime lending rate plus 0.75% when the average monthly outstanding loan balance was greater than or equal to $10.0 million. If the average monthly outstanding loan balance was less than $10.0 million, the interest rate was the greater of 7.00% or the prime lending rate plus 1.00%. Effective October 1, 2003, the interest rate under this facility was amended to be the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million and the greater of 4.00% or the prime lending rate plus 0.50% when the outstanding loan balance is less than $15.0 million. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Foothill extended our ability to borrow under the facility through December 31, 2006 and extended the maturity date to December 31, 2008 for borrowings collateralized by receivables. At December 31, 2004, the outstanding principal balance under this facility related to receivable borrowings was approximately $6.0 million, $1.6 million of which related to Bluegreen Resorts' receivables borrowings and $4.3 million of which related to Bluegreen Communities' receivables borrowings.

     We also have a combination $30.0 million acquisition and development and vacation ownership receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006 and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Principal repayments are required semi-annually, subject to certain minimum required amortization, with the balance due upon the earlier of 1) the date that 85% of the VOIs in the financed resort are sold or 2) the maturity date. Vacation ownership receivables borrowings under the Textron Facility bear interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. On December 29, 2004, we borrowed $4.8 million under the vacation ownership receivables component of the Textron Facility, all of which was outstanding at December 31, 2004.

     At December 31, 2004, $50.5 million in notes receivable secured our $43.7 million in receivable-backed notes payable.

11.  Lines-of-Credit and Notes Payable

     We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (in thousands).

                                                                                    December 31,   December 31,
                                                                                        2003           2004
                                                                                    ------------   ------------
Lines-of-credit secured by inventory and golf courses with a carrying value of
   $95.5 million at December 31, 2004. Interest rates range from 1.87% to 6.25%
   at December 31, 2003 and from 6.25% to 7.15% at December 31, 2004. Maturities
   range from January 2006 to October 2007 ......................................      $65,109        $50,024

Notes and mortgage notes secured by certain inventory, property, equipment and investments with an aggregate carrying value of $29.0 million at December
   31, 2004. Interest rates ranging from 3.12% to 11.00% at December 31, 2003 and from 3.31% to 7.04% at December 31, 2004. Maturities range from on demand
   to April 2009 ................................................................       20,574         19,354

Unsecured notes payable to former stockholders of RDI. Interest rate of
   9.00%. Matured in October 1999 (see Note 16) .................................        1,000             --

Lease obligations secured by the underlying assets with an aggregate carrying value of $3.2 million at December 31, 2004. Imputed interest rates ranging from 3.12% to 5.75% at December 31, 2003 and from 2.84% to 10.67% at December
   31, 2004. Maturities range from March 2006 to December 2008...................        1,175          2,571
                                                                                       -------        -------
   Total ........................................................................      $87,858        $71,949
                                                                                       =======        =======

     The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable for each year subsequent to December 31, 2004. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

2005 ....   $30,962
2006 ....    35,144
2007 ....     5,800
2008 ....        30
2009 ....        13
            -------
Total ...   $71,949
            =======

     The following is a discussion of our significant credit facilities and significant new borrowings during the year ended December 31, 2004:

     We have a $50.0 million revolving credit facility (the "GMAC Communities Facility") with RFC. The GMAC Communities Facility is secured by the real property (and personal property related thereto) at our following residential land projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"):
Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve(TM) (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake(TM) (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake(TM) (Spring Branch, Texas); and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National(TM) and The Preserve at Jordan Lake(TM) golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings under the GMAC Communities Facility, which are subject to certain conditions, can be made through September 25, 2006. Principal repayments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is prime lending rate plus 1.00% and is payable monthly. We are required to pay an annual commitment fee equal to 0.33% of the $50.0 million GMAC Communities Facility amount. The GMAC Communities Facility documents include customary conditions to funding,
acceleration   provisions  and  certain
financial affirmative and negative covenants. Proceeds from the GMAC Communities Facility are used to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. During the year ended December 31, 2004, we borrowed $26.4 million and repaid $33.5 million under the GMAC Communities Facility. At December 31, 2004, the outstanding principal balance under the GMAC Communities Facility was $6.5 million.

     RFC has also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2010, although specific draws typically are due four years from the borrowing date. Principal repayments are effected through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75% and is payable monthly. In September 2003, we borrowed $17.4 million under the GMAC AD&C Facility in connection with our acquisition of The Fountains (TM) resort in Orlando, Florida, all of which was still outstanding at December 31, 2004. During the year ended December 31, 2004, we borrowed an additional $11.9 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. The balance of our borrowings under the GMAC AD&C Facility is collateralized by VOIs and land held for future development at our 51%-owned Big Cedar Wilderness Club(TM) resort. At December 31, 2004, $30.7 million was outstanding under the GMAC AD&C Facility.

     During the year ended December 31, 2004, we repaid the entire outstanding balance of $17.7 million under our $35.0 million revolving credit facility with Finova Capital Corporation, the draw period for which had expired in 2003. We used this facility to finance the acquisition and development of Bluegreen Communities and Bluegreen Resorts projects.

     As discussed in Note 10, we also have the Textron Facility, a combination $30.0 million acquisition and development and vacation ownership receivables facility. The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004 and outstanding acquisition and development borrowings mature no later than January 1, 2006. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. On December 22, 2003, we utilized this facility to borrow $9.6 million of the purchase price of The Hammocks at Marathon(TM) resort located in Marathon, Florida. During the year ended December 31, 2004, we borrowed an additional $996,000 under this facility to finance a portion of the cost of the renovations at The Hammocks at Marathon(TM). At December 31, 2004, $6.1 million was outstanding under the acquisition and development component of the Textron Facility.

     On July 9, 2004, we borrowed $4.4 million from the Central Carolina Bank. The proceeds from the borrowing were used to acquire 800 acres of land in Chatham County, North Carolina for the purpose of developing a golf course community to be known as Chapel Ridge. The total purchase price of the land was $5.5 million. The borrowing, which is secured by the land, requires monthly interest-only payments at the prime lending rate plus 0.5% per annum, principal repayments through agreed-upon release prices as homesites are sold at Chapel Ridge and becomes due in its entirety on July 9, 2007. At December 31, 2004, $3.2 million of this borrowing was outstanding.

     On August 26, 2004, we borrowed $9.6 million under an existing acquisition and development loan with Wachovia Bank, N.A. (the "Wachovia Loan"). The Wachovia Loan is collateralized by the real property homesites (and personal property related thereto) at our Sanctuary Cove(TM) at St. Andrews Sound residential land community in Brunswick, Georgia. Principal payments on the Wachovia Loan are effected through agreed-upon release prices paid to Wachovia Bank, N.A., as homesites at Sanctuary Cove at St. Andrews Sound are sold, subject to minimum quarterly amortization commencing on November 12, 2004. The Wachovia Loan bears interest at LIBOR plus 2.00%, subject to increase in the event of a default, as defined in the Wachovia Loan documents. Interest payments are due monthly. The Wachovia Loan matures on October 12, 2006, however we can extend the maturity of the Wachovia Loan until November 12, 2008, subject to certain customary extension terms and conditions. The outstanding balance under the Wachovia Loan was $4.0 million at December 31, 2004.

     On November 4, 2004, we borrowed $3.0 million from Bank One. The proceeds from the borrowing were used to acquire 460 acres of land in Parker County, Texas for the purpose of developing a residential community to be known as Sugar Tree. The total purchase price of the land was $4.3 million. The borrowing, which is secured by the land, bears interest at the prime lending rate and requires quarterly principal and interest payments commencing on February 5, 2005. The final maturity of the borrowing is November 5, 2007.

     During the year ended December 31, 2004, we borrowed $20.1 million under an existing acquisition and development loan with Foothill (the "Foothill Loan"). The Foothill Loan is collateralized by the real property homesites (and personal property related thereto) at our Traditions of Braselton(TM) golf course community in Braselton, Georgia. The Foothill Loan requires principal payments based on agreed-upon release prices as homesites are sold and bears interest at the prime lending rate plus 1.25%, payable monthly. The outstanding indebtedness related to the Foothill Loan, which totaled $6.7 million at December 31, 2004, is due on March 10, 2006.

     We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2%. Interest is due monthly and all outstanding amounts are due on June 30, 2006. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2004, no borrowings were outstanding under the line. There are an aggregate $1.6 million of irrevocable letters of credit under this line-of-credit as required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire in 2005.

     On January 11, 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). Borrowings from the RFL A&D Facility will be used to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond;
3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Surfside Inn & Suites resort in Daytona Beach, Florida (the "Daytona Resort"). The total commitment under the RFL A&D Facility for the Daytona Resort is $14.7 million, the $5.2 million balance of which will be borrowed during 2005 to fund refurbishment of the Daytona Resort.

     We have also formed a statutory business trust ("Trust") for the purpose of issuing Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in our junior subordinated debentures. On March 15, 2005, the Trust issued $22.5 million of Trust Preferred Securities. The Trust used the proceeds from issuing Trust Preferred Securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.16% through March 30, 2010 and thereafter at a floating rate of 4.90% over 3-month LIBOR until the scheduled maturity date of March 30, 2035. Distributions on the Trust Preferred Securities will be cumulative and based upon the liquidation value of the trust preferred security. The Trust Preferred Securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for the Trust's common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of the Trust's common securities are nearly identical to the Trust Preferred Securities.

     The issuance of Trust Preferred Securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes.

12. Senior Secured Notes Payable

     On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes became redeemable at our option, in whole or in part, in cash, on April 1, 2003 and annually thereafter, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 -- 105.25%; 2004 -- 103.50%; 2005 -- 101.75% and 2006
and thereafter -- 100.00%. The Notes are our senior obligations and rank pari passu in right of payment with all of our existing and future senior indebtedness and rank senior in right of payment to all of our existing and future subordinated obligations. None of the assets of Bluegreen Corporation secure its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security thereon.

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

     Each of the Note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first (subject to customary exceptions) mortgage or similar instrument (each, a "Mortgage") on certain Bluegreen Communities properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2004, the Pledged Properties had an aggregate net carrying value of approximately $1.6 million. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

     Supplemental financial information for Bluegreen Corporation, our combined Non-Guarantor Subsidiaries and our combined Subsidiary Guarantors is presented on the next page.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (dollars in thousands)

                                                                                    December 31, 2003
                                                         ----------------------------------------------------------------------
                                                                          Combined      Combined
                                                          Bluegreen    Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                         -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ............................    $ 29,872        $  8,716      $ 15,059     $      --       $ 53,647
Contracts receivable, net ............................          --           1,075        24,447            --         25,522
Intercompany receivable ..............................     100,191              --            --      (100,191)            --
Notes receivable, net ................................         847          19,232        74,115            --         94,194
Other assets .........................................       6,229           3,372        23,763            --         33,364
Inventory, net .......................................          --          22,225       197,665            --        219,890
Retained interests in notes receivable sold ..........          --          60,975            --            --         60,975
Investments in subsidiaries ..........................     180,514              --         3,230      (183,744)            --
Property and equipment, net ..........................      11,936           1,900        49,594            --         63,430
                                                          --------        --------      --------     ---------       --------
      Total assets ...................................    $329,589        $117,495      $387,873     $(283,935)      $551,022
                                                          ========        ========      ========     =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ...    $ 13,266        $  9,874      $ 35,280     $      --       $ 58,420
   Intercompany payable ..............................          --           1,127        99,064      (100,191)            --
   Deferred income taxes .............................     (19,954)         29,314        34,564            --         43,924
   Lines-of-credit and notes payable .................       5,026          22,759        84,994            --        112,779
   10.50% senior secured notes payable ...............     110,000              --            --            --        110,000
   8.25% convertible subordinated debentures .........      34,371              --            --            --         34,371
                                                          --------        --------      --------     ---------       --------
      Total liabilities ..............................     142,709          63,074       253,902      (100,191)       359,494
  Minority interest ..................................          --              --            --         4,648          4,648
  Total shareholders' equity .........................     186,880          54,421       133,971      (188,392)       186,880
                                                          --------        --------      --------     ---------       --------
      Total liabilities and shareholders' equity .....    $329,589        $117,495      $387,873     $(283,935)      $551,022
                                                          ========        ========      ========     =========       ========

                                                                                    December 31, 2004
                                                         ----------------------------------------------------------------------
                                                                          Combined      Combined
                                                          Bluegreen    Non-Guarantor   Subsidiary
                                                         Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                         -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ............................    $ 70,256        $ 16,766      $ 11,516     $      --       $ 98,538
Contracts receivable, net ............................          --           1,365        26,720            --         28,085
Intercompany receivable ..............................      73,778              --            --       (73,778)            --
Notes receivable, net ................................          --          31,958        89,991            --        121,949
Other assets .........................................       2,645           9,150        22,886            --         34,681
Inventory, net .......................................          --          20,605       184,608            --        205,213
Retained interests in notes receivable sold ..........          --          72,099            --            --         72,099
Investments in subsidiaries ..........................     213,011              --         3,230      (216,241)            --
Property and equipment, net ..........................      15,084           2,013        57,147            --         74,244
                                                          --------        --------      --------     ---------       --------
      Total assets ...................................    $374,774        $153,956      $396,098     $(290,019)      $634,809
                                                          ========        ========      ========     =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ...    $ 12,353        $ 14,845      $ 52,940     $      --       $ 80,138
   Intercompany payable ..............................          --           6,557        67,221       (73,778)            --
   Deferred income taxes .............................     (18,683)         34,210        42,623            --         58,150
   Lines-of-credit and notes payable .................       6,237          26,141        83,267            --        115,645
   10.50% senior secured notes payable ...............     110,000              --            --            --        110,000
                                                          --------        --------      --------     ---------       --------
      Total liabilities ..............................     109,907          81,753       246,051       (73,778)       363,933
   Minority interest .................................          --              --            --         6,009          6,009
   Total shareholders' equity ........................     264,867          72,203       150,047      (222,250)       264,867
                                                          --------        --------      --------     ---------       --------
      Total liabilities and shareholders' equity .....    $374,774        $153,956      $396,098     $(290,019)      $634,809
                                                          ========        ========      ========     =========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                            Nine Months Ended December 31, 2002
                                                          ----------------------------------------------------------------------
                                                                           Combined      Combined
                                                           Bluegreen    Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                          -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...............................     $    --        $18,561       $204,094      $     --       $222,655
   Other resort and communities operations revenue ....          --          1,901         25,147            --         27,048
   Management fees ....................................      24,148             --             --       (24,148)            --
   Equity income from subsidiaries ....................      10,043             --             --       (10,043)            --
   Interest income ....................................         239          5,652          6,344            --         12,235
   Gain on sales of notes receivable ..................          --         10,035             --            --         10,035
                                                            -------        -------       --------      --------       --------
                                                             34,430         36,149        235,585       (34,191)       271,973
COSTS AND EXPENSES
   Cost of real estate sales ..........................          --          5,103         72,820            --         77,923
   Cost of other resort and communities operations ....          --          1,130         26,113            --         27,243
   Management fees ....................................          --            589         23,559       (24,148)            --
   Selling, general and administrative expenses .......      17,518         10,856         99,586            --        127,960
   Interest expense ...................................       7,389            319          2,116            --          9,824
   Provision for loan losses ..........................          --            399          2,433            --          2,832
   Other expense (income) .............................        (137)         1,156            501            --          1,520
                                                            -------        -------       --------      --------       --------
                                                             24,770         19,552        227,128       (24,148)       247,302
                                                            -------        -------       --------      --------       --------
   Income before minority interest and provision
      (benefit) for income taxes ......................       9,660         16,597          8,457       (10,043)        24,671
   Minority interest in income of consolidated
      subsidiary ......................................          --             --             --           816            816
                                                            -------        -------       --------      --------       --------
   Income before provision (benefit) for income
      taxes ...........................................       9,660         16,597          8,457       (10,859)        23,855
   Provision (benefit) for income taxes ...............        (137)         5,034          3,582            --          8,479
                                                            -------        -------       --------      --------       --------
   Income before cumulative effect of change in
      accounting principle ............................       9,797         11,563          4,875       (10,859)        15,376
   Cumulative effect of change in accounting
      principle, net of income taxes ..................          --           (714)        (5,215)           --         (5,929)
   Minority interest in cumulative effect of
      change in accounting principle, net of income
      taxes ...........................................          --             --             --           350            350
                                                            -------        -------       --------      --------       --------
   Net income (loss) ..................................     $ 9,797        $10,849       $   (340)     $(10,509)      $  9,797
                                                            =======        =======       ========      ========       ========

                                                                               Year Ended December 31, 2003
                                                          ----------------------------------------------------------------------
                                                                           Combined      Combined
                                                           Bluegreen    Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                          -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...............................     $    --        $38,457       $319,855      $     --       $358,312
   Other resort and communities operations revenue ....          --          7,394         48,000            --         55,394
   Management fees ....................................      38,855             --             --       (38,855)            --
   Equity income from subsidiaries ....................      25,969             --             --       (25,969)            --
   Interest income ....................................         282          7,703          9,551            --         17,536
   Gain on sales of notes receivable ..................          --          6,563             --            --          6,563
   Other income .......................................          40              1            608            --            649
                                                            -------        -------       --------      --------       --------
                                                             65,146         60,118        378,014       (64,824)       438,454
COSTS AND EXPENSES
   Cost of real estate sales ..........................          --          9,838         99,172            --        109,010
   Cost of other resort and communities operations ....          --          4,212         56,809            --         61,021
   Management fees ....................................          --          1,114         37,741       (38,855)            --
   Selling, general and administrative expenses .......      29,589         20,404        152,975            --        202,968
   Interest expense ...................................       9,819            712          3,505            --         14,036
   Provision for loan losses ..........................          --            926          5,168            --          6,094
                                                            -------        -------       --------      --------       --------
                                                             39,408         37,206        355,370       (38,855)       393,129
                                                            -------        -------       --------      --------       --------
   Income before minority interest and (benefit)
      provision for income taxes ......................      25,738         22,912         22,644       (25,969)        45,325
   Minority interest in income of consolidated
      Subsidiary ......................................          --             --             --         3,330          3,330
                                                            -------        -------       --------      --------       --------
   Income before provision (benefit) for income
      taxes ...........................................      25,738         22,912         22,644       (29,299)        41,995
   Provision (benefit) for income taxes ...............         (89)         7,539          8,718            --         16,168
                                                            -------        -------       --------      --------       --------
   Net income .........................................     $25,827        $15,373       $ 13,926      $(29,299)      $ 25,827
                                                            =======        =======       ========      ========       ========

                                                                               Year Ended December 31, 2004
                                                          ----------------------------------------------------------------------
                                                                           Combined      Combined
                                                           Bluegreen    Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                          -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...............................     $    --        $48,560       $453,836      $     --       $502,396
   Other resort and communities operations revenue ....          --          9,363         59,669            --         69,032
   Management fees ....................................      53,664             --             --       (53,664)            --
   Equity income from subsidiaries ....................      33,494             --             --       (33,494)            --
   Interest income ....................................         339          8,990         12,254            --         21,583
   Gain on sales of notes receivable ..................          --          8,612             --            --          8,612
                                                            -------        -------       --------      --------       --------
                                                             87,497         75,525        525,759       (87,158)       601,623
COSTS AND EXPENSES
   Cost of real estate sales ..........................          --         13,696        166,026            --        179,722
   Cost of other resort and communities operations ....          --          5,517         66,211            --         71,728
   Management fees ....................................          --          1,088         52,576       (53,664)            --
   Selling, general and administrative expenses .......      40,615         24,053        198,995            --        263,663
   Interest expense ...................................       8,452          1,615          4,979            --         15,046
   Provision for loan losses ..........................          --          1,194          5,960            --          7,154
   Other expense ......................................         121            371            477            --            969
                                                            -------        -------       --------      --------       --------
                                                             49,188         47,534        495,224       (53,664)       538,282
                                                            -------        -------       --------      --------       --------
   Income before minority interest and provision
      for income taxes ................................      38,309         27,991         30,535       (33,494)        63,341
   Minority interest in income of consolidated
      subsidiary ......................................          --             --             --         4,065          4,065
                                                            -------        -------       --------      --------       --------
   Income before provision for income taxes ...........      38,309         27,991         30,535       (37,559)        59,276
   Provision for income taxes .........................       1,854          9,211         11,756            --         22,821
                                                            -------        -------       --------      --------       --------
   Net income .........................................     $36,455        $18,780       $ 18,779      $(37,559)      $ 36,455
                                                            =======        =======       ========      ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            Nine Months Ended December 31, 2002
                                                             ----------------------------------------------------------------------
                                                                             Combined
                                                                                Non-       Combined
                                                              Bluegreen      Guarantor    Subsidiary
                                                             Corporation   Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   ------------   ----------   ------------   ------------
Operating activities:
Net cash provided (used) by operating activities .........    $ 10,471       $(14,256)     $ 11,483       $  --         $  7,698
                                                              --------       --------      --------       -----         --------
Investing activities:
   Cash received from retained interests in notes
      receivable sold ....................................          --         14,555            --          --           14,555
   Investment in subsidiary ..............................        (100)            --            --         100               --
   Business acquisition ..................................          --             --        (2,292)         --           (2,292)
   Purchases of property and equipment ...................      (1,285)          (315)       (2,779)         --           (4,379)
   Proceeds from sales of property and equipment .........          --             --            48          --               48
                                                              --------       --------      --------       -----         --------
Net cash provided (used) by investing activities .........      (1,385)        14,240        (5,023)        100            7,932
                                                              --------       --------      --------       -----         --------
Financing activities:
   Proceeds from borrowings under line-of-credit
      facilities and notes payable .......................          --             --        18,696          --           18,696
   Payments under line-of-credit facilities and notes
      payable ............................................          (7)        (1,692)      (25,771)         --          (27,470)
   Payment of 8.00% convertible, subordinated notes
      payable to related parties .........................      (6,000)            --            --          --           (6,000)
   Payment of debt issuance costs ........................          --         (1,355)       (1,333)         --           (2,688)
   Proceeds from capitalization of subsidiary ............          --            100            --        (100)              --
   Proceeds from exercise of employee and director
      stock options ......................................         683             --            --          --              683
                                                              --------       --------      --------       -----         --------
Net cash used by financing activities ....................      (5,324)        (2,947)       (8,408)       (100)         (16,779)
                                                              --------       --------      --------       -----         --------
Net (decrease) increase in cash and cash equivalents .....       3,762         (2,963)       (1,948)         --           (1,149)
Cash and cash equivalents at beginning of period .........      18,611          8,285         8,529          --           35,425
                                                              --------       --------      --------       -----         --------
Cash and cash equivalents at end of period ...............      22,373          5,322         6,581          --           34,276
Restricted cash and cash equivalents at end of period ....        (173)        (1,310)       (6,581)         --           (8,064)
                                                              --------       --------      --------       -----         --------
Unrestricted cash and cash equivalents at end of period ..    $ 22,200       $  4,012      $     --       $  --         $ 26,212
                                                              ========       ========      ========       =====         ========

                                                                                      Year Ended December 31, 2003
                                                                        -------------------------------------------------------
                                                                                         Combined      Combined
                                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                                        Corporation    Subsidiaries   Guarantors   Consolidated
                                                                        -----------   -------------   ----------   ------------
Operating activities:
   Net cash provided (used) by operating activities .................     $ 9,928       $(14,613)      $ 33,365      $ 28,680
                                                                          -------       --------       --------      --------
Investing activities:
   Cash received from retained interests in notes receivable sold ...          --         12,817             --        12,817
   Principal payments received on investment in note receivable .....         456             --             --           456
   Business acquisition .............................................          --             --           (500)         (500)
   Purchases of property and equipment ..............................      (3,310)          (420)        (8,163)      (11,893)
   Proceeds from sales of property and equipment ....................         854             --            230         1,084
                                                                          -------       --------       --------      --------
Net cash provided (used) by investing activities ....................      (2,000)        12,397         (8,433)        1,964
                                                                          -------       --------       --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
      notes payable .................................................       7,000          8,125         25,000        40,125
   Payments under line-of-credit facilities and notes payable .......      (7,568)        (1,384)       (41,026)      (49,978)
   Payment of debt issuance costs ...................................      (1,073)          (631)          (928)       (2,632)
   Proceeds from exercise of employee and director stock options ....       1,212             --             --         1,212
                                                                          -------       --------       --------      --------
Net cash (used) provided by financing activities ....................        (429)         6,110        (16,954)      (11,273)
                                                                          -------       --------       --------      --------
Net increase in cash and cash equivalents ...........................       7,499          3,894          7,978        19,371
Cash and cash equivalents at beginning of year ......................      22,373          5,322          6,581        34,276
                                                                          -------       --------       --------      --------
Cash and cash equivalents at end of year ............................      29,872          9,216         14,559        53,647
Restricted cash and cash equivalents at end of year .................        (173)        (2,153)       (11,830)      (14,156)
                                                                          -------       --------       --------      --------
Unrestricted cash and cash equivalents at end of year ...............     $29,699       $  7,063       $  2,729      $ 39,491
                                                                          =======       ========       ========      ========

                                                                                      Year Ended December 31, 2004
                                                                        -------------------------------------------------------
                                                                                         Combined      Combined
                                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                                        Corporation    Subsidiaries   Guarantors   Consolidated
                                                                        -----------   -------------   ----------   ------------
Operating activities:
  Net cash provided by operating activities .........................     $41,212        $ 4,370       $ 44,178     $  89,760
                                                                          -------        -------       --------     ---------
Investing activities:
   Cash received from retained interests in notes receivable sold ...          --         13,589             --        13,589
   Business acquisition .............................................          --             --           (825)         (825)
   Purchases of property and equipment ..............................      (5,380)          (643)       (12,386)      (18,409)
   Proceeds from sales of property and equipment ....................          --             --              8             8
                                                                          -------        -------       --------     ---------
Net cash provided (used) by investing activities ....................      (5,380)        12,946        (13,203)       (5,637)
                                                                          -------        -------       --------     ---------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
      notes payable .................................................          --          3,179         57,478        60,657
   Payments under line-of-credit facilities and notes payable .......      (1,769)        (8,525)       (90,185)     (100,479)
   Payment of 8.25% subordinated convertible debentures .............        (273)            --             --          (273)
   Payment of debt issuance costs ...................................          --         (3,920)        (1,811)       (5,731)
   Proceeds from exercise of employee and director stock options ....       6,594             --             --         6,594
                                                                          -------        -------       --------     ---------
Net cash (used) provided by financing activities ....................       4,552         (9,266)       (34,518)      (39,232)
                                                                          -------        -------       --------     ---------
Net increase in cash and cash equivalents ...........................      40,384          8,050         (3,543)       44,891
Cash and cash equivalents at beginning of year ......................      29,872          8,716         15,059        53,647
                                                                          -------        -------       --------     ---------
Cash and cash equivalents at end of year ............................      70,256         16,766         11,516        98,538
Restricted cash and cash equivalents at end of year .................        (173)        (7,482)       (11,741)      (19,396)
                                                                          -------        -------       --------     ---------
Unrestricted cash and cash equivalents at end of year ...............     $70,083        $ 9,284       $   (225)    $  79,142
                                                                          =======        =======       ========     =========

13. Convertible Subordinated Notes Payable and Debentures

Notes Payable

     On September 11, 2002, we repaid upon maturity our 8.00% convertible subordinated promissory notes in the aggregate principal amount of $6.0 million to the two former members of our Board of Directors and an affiliate of a former member of our Board of Directors.

Debentures

      Through November 18, 2004, $7.0 million of our 8.25% Convertible Subordinated Debentures (the "Debentures") were voluntarily converted by the holders of the Debentures at a conversion price of $8.24 per share. We called the remaining balance of $27.4 million on November 19, 2004, which resulted in the voluntary conversion of all but $273,000 of the Debentures at a conversion price of $8.24 per share. We redeemed the remaining $273,000 for cash at a price of 100% plus accrued and unpaid interest through the redemption date. The total of such conversions resulted in the issuance of 4.1 million shares of our common stock. In connection with this conversion, we wrote-off approximately $414,000 of related debt issuance costs to additional paid-in capital. Accrued interest forfeited by debenture holders upon conversion of approximately $282,000 was credited to additional paid-in capital.

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

     Servicing assets: The fair value of our servicing assets is based on discounted cash flow analyses.

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

                                                       December 31, 2003       December 31, 2004
                                                     ---------------------   ---------------------
                                                     Carrying    Estimated   Carrying    Estimated
                                                      Amount    Fair Value    Amount    Fair Value
                                                     --------   ----------   --------   ----------
Cash and cash equivalents ........................   $ 53,647    $ 53,647    $ 98,538    $ 98,538
Contracts receivable, net ........................     25,522      25,522      28,085      28,085
Notes receivable, net ............................     94,194      94,194     121,949     121,949
Retained interests in notes receivable sold ......     60,975      60,975      72,099      72,099
Servicing assets .................................      2,677       2,797       3,357       3,691
Lines-of-credit, notes payable, and receivable-
   backed notes payable ..........................    112,779     112,839     115,645     115,645
10.50% senior secured notes payable ..............    110,000     112,000     110,000     112,200
8.25% convertible subordinated debentures ........     34,371      35,058          --          --

15. Common Stock and Stock Option Plans

Stock Option Plans

     Under our employee stock option plans, options can be granted with various vesting periods. All options granted to employees on or prior to December 31, 2002 vest ratably over a five-year period from the date of grant (20% per year). Options granted to employees subsequent to December 31, 2002 vest 100% on the five-year anniversary of the date of grant. Our options are granted at exercise prices that either equal or exceed the quoted market price of our common stock at the respective dates of grant. All of our options expire ten years from the date of grant.

     The stock option plan covering our non-employee directors provided for the grant to our non-employee directors (the "Outside Directors") of non-qualified stock options prior to the expiration of the ability to grant additional options under this Plan in June 2003. All options granted to Outside Directors on or prior to December 31, 2002 vested ratably over a three-year period while all options granted after December 31, 2002 vested immediately upon grant. All Outside Director stock options expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances. Due to a "change in control" provision in the Outside Directors' stock option agreements, all outstanding Outside
Directors options as of April 10, 2002 immediately vested when Levitt Corporation ("Levitt") (NYSE: LEV) acquired an aggregate of approximately 8.0 million shares of our outstanding common stock from certain real estate funds associated with Morgan Stanley Dean Witter and Company and Grace Brothers, Ltd. in private transactions. As a result of these purchases and the December 2003 transfer of BankAtlantic Bancorp, Inc.'s ownership interest in our common stock to Levitt in connection with its spin-off, Levitt beneficially owned approximately 31% of our outstanding common stock as of December 31, 2004.

     Subsequent to the expiration of the ability to grant options under our Outside Director stock option plan, we granted 55,000 stock options to certain Outside Directors from our employee stock option plan, which was consistent with the terms of our employee stock option plan.

     A summary of our stock option activity related to our Employee and Outside Directors Plans is presented below (in thousands, except per share data).

                                   Number of Shares   Outstanding   Exercise Price   Number of Shares
                                       Reserved         Options        Per Share        Exercisable
                                   ----------------   -----------   --------------   ----------------
Employee Stock Option Plans:
Balance at March 31, 2002 ......        3,470            2,011        $1.46-$9.50          1,457
   Forfeited ...................          (10)            (145)       $2.60-$8.50
   Exercised ...................          (72)             (72)       $1.46-$3.13
                                        -----            -----
Balance at December 31, 2002 ...        3,388            1,794        $2.26-$9.50          1,489
   Granted .....................           --              793        $3.45-$5.89
   Forfeited ...................           (1)              (1)             $2.26
   Exercised ...................         (286)            (286)       $2.29-$3.58
                                        -----            -----
Balance at December 31, 2003 ...        3,101            2,300        $2.26-$9.50          1,416
   Granted .....................           --               40             $10.98
   Forfeited ...................           --              (20)             $2.26
   Exercised ...................         (966)            (966)       $2.26-$9.50
                                        -----            -----
Balance at December 31, 2004 ...        2,135            1,354       $2.29-$10.98            554
                                        =====            =====
Outside Directors Plans:
Balance at March 31, 2002 ......          865              772        $1.77-$9.31            562
   Forfeited ...................           --              (45)       $2.88-$5.94
   Exercised ...................         (212)            (212)       $1.77-$3.50
                                        -----            -----
Balance at December 31, 2002 ...          653              515        $2.11-$9.31            515
   Granted .....................           --               50        $3.48-$3.50
   Expiration of plan ..........          (88)              --                 --
   Exercised ...................          (73)             (73)       $2.82-$3.80
                                        -----            -----
Balance at December 31, 2003 ...          492              492        $2.11-$9.31            492
   Forfeited ...................          (17)             (17)             $3.50
   Exercised ...................         (184)            (184)       $2.11-$9.31
                                        -----            -----
Balance at December 31, 2004 ...          291              291        $2.11-$9.31            291
                                        =====            =====

     The  weighted-average   exercise  prices  and  weighted-average   remaining
contractual lives of our outstanding stock options at December 31, 2004 (grouped by range of exercise prices) were:

                                                        Weighted-
                                                         Average                          Weighted-
                                                        Remaining         Weighted-        Average
                        Number        Number of     Contractual Life       Average      Exercise Price
                      of Options   Vested Options      (in years)      Exercise Price    (vested only)
                      ----------   --------------   ----------------   --------------   --------------
                      (In 000's)     (In 000's)
Employees:
   $2.29-$3.13 ....         97            75                4               $2.95            $3.13
   $3.45-$4.88 ....        779           102                7               $3.63            $4.69
   $5.84-$5.89 ....        115            15                9               $5.85            $5.89
   $8.50-$10.98 ...        363           362                4               $9.48            $9.48
                         -----           ---
                         1,354           554
                         =====           ===

                                                      Weighted-
                                                       Average                           Weighted-
                                                      Remaining         Weighted-         Average
                      Number        Number of     Contractual Life       Average      Exercise Price
                    of Options   Vested Options      (in years)      Exercise Price    (vested only)
                    ----------   --------------   ----------------   --------------   --------------
                    (In 000's)     (In 000's)
Directors:
   $2.11.........        15             15                7               $2.11            $2.11
   $3.13-$3.80...       156            156                2               $3.36            $3.36
   $5.94.........        60             60                2               $5.94            $5.94
   $9.31.........        60             60                2               $9.31            $9.31
                        ---            ---
                        291            291
                        ===            ===

Common Stock Reserved For Future Issuance

     As of December 31, 2004, common stock reserved for future issuance was comprised of shares issuable (in thousands):

Upon exercise of employee stock options............   2,135
Upon exercise of outside director stock options....     291
                                                      -----
                                                      2,426
                                                      =====

16. Commitments and Contingencies

     At December 31, 2004, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $87.2 million. Development is estimated to be completed within the next three years and thereafter as follows: 2005 -- $59.3 million, 2006 -- $10.5 million, 2007 -- $17.4 million, Thereafter -- none.

     We lease certain office space and equipment under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

     Rent expense for the nine months ended December 31, 2002, the year ended December 31, 2003 and the year ended December 31, 2004, totaled approximately $3.6 million, $5.5 million and $6.3 million, respectively.

     Lease commitments under these noncancelable operating leases for each of the five years subsequent to December 31, 2004, and thereafter are as follows (in thousands):

2005.....................................   $ 5,661
2006.....................................     4,595
2007.....................................     3,709
2008.....................................     3,078
2009.....................................     2,397
Thereafter...............................     5,592
                                            -------
   Total future minimum lease payments...   $25,032
                                            =======

     We have $1.6 million in outstanding commitments under stand-by letters of credit with banks, primarily related to obtaining governmental approval of plats for one our Bluegreen Communities projects.

     In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business.

     On August 21, 2000, we received a notice of Field Audit Action (the "First Notice") from the State of Wisconsin Department of Revenue (the "DOR") alleging that two corporations purchased by us had failed to collect and remit sales and use taxes totaling $1.9 million to the State of Wisconsin prior to the purchase during the period from January 1, 1994 through September 30, 1997. On May 24, 2003, we received a second Notice of Field Audit Action (the "Second Notice") from DOR alleging that the two subsidiaries failed to collect and remit sales and use taxes to the State of Wisconsin during the period from April 1, 1998 through March 31, 2002 totaling $1.4 million. The majority of the assessment was based on the subsidiaries not charging sales tax to purchasers of VOIs at our

Christmas Mountain Village(TM) resort during the period from January 1, 1994 through December 31, 1999. The statute requiring the assessment of sales tax on sales of certain VOIs in Wisconsin was repealed in December 1999. We acquired the subsidiaries that were the subject of the notices in connection with the acquisition of RDI Group, Inc. ("RDI") on September 30, 1997. Under the RDI purchase agreement, we had certain rights of offset for amounts owed the sellers based on any breach of representations and warranties.

     On August 31, 2004, we settled the sales tax assessments and all interest and penalties for $2.3 million. Of this amount, $750,000 was already accrued in connection with the indemnification by RDI's former stockholders and approximately $210,000 will be reimbursed to us by certain property owners' associations that serve the Christmas Mountain Village Resort. We recognized an expense of $1.5 million from this settlement during the year ended December 31, 2004.

17. Income Taxes

     Our provision for income taxes consists of the following (in thousands):

                      Nine Months
                         Ended             Year Ended          Year Ended
                   December 31, 2002   December 31, 2003   December 31, 2004
                   -----------------   -----------------   -----------------
Federal:
   Current......         $4,666             $ 3,524             $ 6,378
   Deferred.....          3,478              10,874              13,638
                         ------             -------             -------
                          8,144              14,398              20,016
State and other:
   Current......             --                  --               1,600
   Deferred.....            335               1,770               1,205
                         ------             -------             -------
                            335               1,770               2,805
                         ------             -------             -------
      Total.....         $8,479             $16,168             $22,821
                         ======             =======             =======

     The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes are as follows (in thousands):

                                            December 31, 2002   December 31, 2003   December 31, 2004
                                            -----------------   -----------------   -----------------
Income tax expense at statutory rate.....         $8,144             $14,398             $20,016
Effect of state taxes, net of federal tax
   benefit...............................            335               1,770               2,805
                                                  ------             -------             -------
                                                  $8,479             $16,168             $22,821
                                                  ======             =======             =======

     Our  deferred  income  taxes  consist  of  the  following   components  (in
thousands):

                                                                   December 31, 2003   December 31, 2004
                                                                   -----------------   -----------------
Deferred federal and state tax liabilities (assets):
   Installment sales treatment of notes ........................       $ 88,043            $113,989
   Deferred federal and state loss carryforwards/AMT credits ...        (54,505)            (69,615)
   Book over tax carrying value of retained interests in notes
      receivable sold ..........................................          8,257              11,126
   Book reserves for loan losses and inventory .................         (6,029)             (6,689)
   Tax over book depreciation ..................................          5,336               7,335
   Other .......................................................          2,822               2,004
                                                                       --------            --------
Deferred income taxes ..........................................       $ 43,924            $ 58,150
                                                                       ========            ========

Total deferred federal and state tax liabilities ...............       $105,686            $135,271
Total deferred federal and state tax assets ....................        (61,762)            (77,121)
                                                                       --------            --------
Deferred income taxes ..........................................       $ 43,924            $ 58,150
                                                                       ========            ========

     We have available federal net operating loss carryforwards of $136.5 million, which expire beginning in 2021 through 2025, and alternative minimum tax credit carryforwards of $16.9 million, which never expire. Additionally, we have available state operating loss carryforwards of $270.5 million, which expire beginning in 2008 through

2025. The income tax benefits from our state operating loss carryforwards are net of a valuation allowance of $1.4 million.

18. Employee Retirement Savings Plan and Other Employee Matters

     Our Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with us are eligible to participate in the Plan. The Plan, as amended, provides an annual discretionary matching contribution and a fixed-rate matching contribution equal to 50% of the first 3% of a participant's contribution with an annual limit of $1,000 per participant. During the nine months ended December 31, 2002, we did not make a matching contribution to the Plan, but accrued approximately $270,000 for a matching contribution that we paid in April 2003 related to the Plan's year ended December 31, 2002. During the year ended December 31, 2003, we accrued approximately $361,000 for a matching contribution that we paid in February 2004 related to the Plan's year ended December 31, 2003. During the year ended December 31, 2004, we accrued approximately $554,000 for a matching contribution to be determined and paid in March 2005 related to the Plan's year ended December 31, 2004.

     Our employees in Aruba, which comprise approximately 2% of our total workforce, are subject to the terms of a collective bargaining agreement.

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

     Required   disclosures  for  our  business  segments  are  as  follows  (in thousands):

                                                     Bluegreen    Bluegreen
                                                      Resorts    Communities    Totals
                                                     ---------   -----------   --------
As of and for the nine months ended December 31,
   2002
Sales of real estate..............................    $144,026     $ 78,629    $222,655
Other resort and communities operations revenue...      23,520        3,528      27,048
Depreciation expense..............................       2,100        1,053       3,153
Field operating profit............................      17,218       13,570      30,788
Inventory.........................................      71,097      102,034     173,131

As of and for the year ended December 31, 2003
Sales of real estate..............................    $253,939     $104,373    $358,312
Other resort and communities operations revenue...      48,915        6,479      55,394
Depreciation expense..............................       3,661        1,726       5,387
Field operating profit............................      49,514       12,580      62,094
Inventory.........................................      98,085      121,805     219,890

As of and for the year ended December 31, 2004
Sales of real estate..............................    $310,596     $191,800    $502,396
Other resort and communities operations revenue...      61,630        7,402      69,032
Depreciation expense..............................       5,138        1,788       6,926
Field operating profit............................      52,550       37,722      90,272
Inventory.........................................     126,238       78,975     205,213

Reconciliations to Consolidated Amounts

     Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                      Nine Months Ended       Year Ended          Year Ended
                                                      December 31, 2002   December 31, 2003   December 31, 2004
                                                      -----------------   -----------------   -----------------
Field operating profit for reportable segments ....        $ 30,788            $ 62,094           $ 90,272
Interest income ...................................          12,235              17,536             21,583
Gain on sales of notes receivable .................          10,035               6,563              8,612
Other income (expense) ............................          (1,520)                649               (969)
Corporate general and administrative expenses .....         (14,211)            (21,387)           (33,957)
Interest expense ..................................          (9,824)            (14,036)           (15,046)
Provision for loan losses .........................          (2,832)             (6,094)            (7,154)
                                                           --------            --------           --------
Consolidated income before minority interest and
   provision for income taxes .....................        $ 24,671            $ 45,325           $ 63,341
                                                           ========            ========           ========

     Depreciation   expense  for  our  reportable  segments  reconciled  to  our consolidated depreciation expense is as follows (in thousands):

                                                      Nine Months Ended       Year Ended          Year Ended
                                                      December 31, 2002   December 31, 2003   December 31, 2004
                                                      -----------------   -----------------   -----------------
Depreciation expense for reportable segments ......         $3,153              $5,387              $6,926
Depreciation expense for corporate fixed assets ...          1,444               2,424               2,843
                                                            ------              ------              ------
Consolidated depreciation expense .................         $4,597              $7,811              $9,769
                                                            ======              ======              ======

     Assets for our reportable segments reconciled to our consolidated assets (in thousands):

                                                  December 31, 2002   December 31, 2003   December 31, 2004
                                                  -----------------   -----------------   -----------------
Inventory for reportable segments .............        $173,131            $219,890            $205,213
Assets not allocated to reportable segments ...         248,232             331,132             429,596
                                                       --------            --------            --------
Total assets ..................................        $421,363            $551,022            $634,809
                                                       ========            ========            ========

Geographic Information

     Sales of real estate by geographic area are as follows (in thousands):

                                                      Nine Months Ended       Year Ended        Year Ended
                                                      December 31, 2002   December 31, 2003   December 2004
                                                      -----------------   -----------------   -------------
United States .....................................        $216,973            $347,350          $491,936
Aruba .............................................           5,671              10,949            10,460
Canada ............................................              11                  13                --
                                                           --------            --------          --------
Consolidated totals ...............................        $222,655            $358,312          $502,396
                                                           ========            ========          ========

     Inventory by geographic area is as follows (in thousands):

                          December 31, 2003   December 31, 2004
                          -----------------   -----------------
United States .........        $212,171            $198,676
Aruba .................           7,717               6,527
Canada ................               2                  10
                               --------            --------
Consolidated totals ...        $219,890            $205,213
                               ========            ========

20. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for the years ended December 31, 2003 and 2004 is presented below (in thousands, except for per share information).

                                                 Three Months Ended
                                ---------------------------------------------------
                                March 31,   June 30,   September 30,   December 31,
                                   2003       2003          2003           2003
                                ---------   --------   -------------   ------------
Sales of real estate ........    $61,782     $86,026      $108,941      $101,563
Gross profit ................     42,722      59,753        77,908        68,919
Net income ..................      2,127       6,226        10,202         7,272
Earnings per common share:
   Basic ....................    $   .09     $   .25      $    .41      $    .30
   Diluted ..................    $   .09     $   .23      $    .36      $    .26

                                                 Three Months Ended
                                ---------------------------------------------------
                                March 31,   June 30,   September 30,   December 31,
                                   2004       2004          2004           2004
                                ---------   --------   -------------   ------------
Sales of real estate ........    $86,191    $128,314      $161,898      $125,993
Gross profit ................     56,951      84,488       103,111        78,124
Net income ..................      4,700       9,102        16,307         6,346
Earnings per common share:
   Basic ....................    $   .19    $    .35      $    .62      $    .23
   Diluted ..................    $   .17    $    .31      $    .54      $    .21

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the nine-month period ended December 31, 2002 and each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2003 and December 31, 2004, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2002 and each of the years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in the nine months ended December 31, 2002, the Company changed its method of accounting for the cost associated with generating vacation ownership tours.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                                    ERNST & YOUNG LLP
                                                    Certified Public Accountants
March 15, 2005
Miami, Florida

        Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which immediately follows this report.

GEORGE F. DONOVAN, President and Chief Executive Officer
JOHN F. CHISTE, Senior Vice President, Treasurer and Chief Financial Officer

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Bluegreen Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Bluegreen Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation (the "Company") as of December 31, 2003, and December 31, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the nine-month period ended December 31, 2002 and each of the two years in the period ended December 31, 2004 of Bluegreen Corporation and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                                    ERNST & YOUNG LLP
                                                    Certified Public Accountants

March 15, 2005
Miami, Florida

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of improper conduct, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely making known to them material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's report and the Report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this report.

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

Item 9B. OTHER INFORMATION.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders. The information concerning our executive officers required by Item 10 is contained in the discussion entitled "Executive Officers" in Part I hereof.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following of our Financial Statements and Notes thereto and the report of independent registered public accounting firm relating thereto, are included in Item 8.

     Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004

     Consolidated Statements of Income for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004.

     Consolidated  Statements of Shareholders'  Equity for the nine months ended
        December 31, 2002 andthe years ended December 31, 2003 and 2004

     Consolidated  Statements  of Cash Flows for the nine months ended  December
        31, 2002 and the years ended December 31, 2003 and 2004

     Notes to Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 107 through 116 hereof and are incorporated herein by reference.

(b)  Exhibits.

          See (a)(3) above.

(c)  Financial Statement Schedules.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)


Date: March 15, 2005                    By:/S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan,
                                           President and Chief Executive Officer


Date: March 15, 2005                    By:/S/ JOHN F. CHISTE
                                           -------------------------------------
                                           John F. Chiste,
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date: March 15, 2005                    By:/S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo,
                                           Senior Vice President and Chief
                                           Accounting Officer
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2005.

                Signature                                  Title
                ---------                                  -----


/S/ GEORGE F. DONOVAN                      President, Chief Executive Officer
----------------------------------------   and Director
George F. Donovan


/S/ JOHN F. CHISTE                         Senior Vice President, Treasurer and
----------------------------------------   Chief Financial Officer
John F. Chiste                             (Principal Financial Officer)


/S/ ANTHONY M. PULEO                       Senior Vice President and Chief
----------------------------------------   Accounting Officer
Anthony M. Puleo                           (Principal Accounting Officer)


/S/ ALAN B. LEVAN                          Chairman of the Board of Directors
----------------------------------------
Alan B. Levan


/S/ JOHN E. ABDO                           Vice Chairman of the Board of
----------------------------------------   Directors
John E. Abdo


/S/ NORMAN H. BECKER                       Director
----------------------------------------
Norman H. Becker


/S/ LAWRENCE CIRILLO                       Director
----------------------------------------
Lawrence Cirillo


/S/ SCOTT W. HOLLOWAY                      Director
----------------------------------------
Scott W. Holloway


/S/ JOHN LAGUARDIA                         Director
----------------------------------------
John Laguardia


/S/ MARK A. NERENHAUSEN                    Director
----------------------------------------
Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD                    Director
----------------------------------------
J. Larry Rutherford


/S/ ARNOLD SEVELL                          Director
----------------------------------------
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

4.13     -  Sixth  Supplemental  Indenture  dated  as of April  30,  2003 to the
            Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and the SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30,
            2003).

4.14     -  Seventh Supplemental  Indenture dated as of February 29, 2004 to the
            Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2004).

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

10.81*   -  Registrant's Retirement Savings Plan.  (incorporated by reference to exhibit of same Designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.85    -  Amended and Restated  Sale and  Contribution  Agreement  dated as of
            October 1, 1999 by and among Bluegreen Corporation Receivables Finance Corporation III and BRFC III Deed Corporation (incorporated by reference to exhibit 10.103 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.86    -  Amended and Restated Asset Purchase Agreement dated as of October 1,
            1999 by and among Bluegreen Corporation, Bluegreen Receivables Finance Corporation III, BRFC III Deed Corporation, Heller Financial Inc., Vacation Trust, Inc. and U.S. Bank National Association, as cash administrator, including Definitions Annex (incorporated by reference to exhibit 10.104 to Quarterly Report on Form 10-Q dated January 2, 2000).

10.87    -  Amended and Restated  Sale and Servicing  Agreement  dated April 17,
            2002, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, Concord Servicing Corporation, Vacation Trust, Inc. and U.S. Bank Trust National Association (incorporated by reference to exhibit 10.111 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.88    -  Amended and Restated Note Purchase  Agreement  dated April 17, 2002, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and ING Capital LLC (incorporated by reference to exhibit 10.112 to Annual Report on Form 10-K for the fiscal year ended March 31,
            2002).

* - Compensation plan or arrangement.

10.89    -  Letter  Amendment to Amended and Restated  Note  Purchase  Agreement
            dated April 1, 2003, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, the Purchasers Parties Hereto and ING Capital LLC (incorporated by reference to exhibit 10.115 to Quarterly Report on Form 10-Q dated March 31, 2003).

10.90    -  Extension  Letter  dated  as of  September  30,  2004,  from  Resort
            Finance, LLC to BXG Receivables Note Trust 2001-A, Bluegreen Corporation and Bluegreen Receivables Finance Corporation V (incorporated by reference to exhibit 10.115 to Quarterly Report on Form 10-Q dated September 30, 2004).

10.91    -  Amended and Restated  Sale and Servicing  Agreement  dated April 17,
            2002, among the Registrant, Bluegreen Receivables Finance Corporation V, BXG Receivables Note Trust 2001-A, Concord Servicing Corporation, Vacation Trust, Inc. and U.S. Bank Trust National Association (incorporated by reference to exhibit 10.111 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.92    -  Amended and Restated  Indenture  dated April 17,  2002,  between BXG
            Receivables Note Trust 2001-A and U.S. Bank Trust National Association (incorporated by reference to exhibit 10.113 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.93    -  Amended and Restate  Trust  Agreement  dated April 17, 2002,  by and among Bluegreen Receivables Finance Corporation V, GSS Holdings, Inc. and Wilmington Trust Company (incorporated by reference to exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.94    -  Purchase and Contribution  Agreement dated November 15, 2002, by and among the Registrant and Bluegreen Receivables Finance Corporation VI (incorporated by reference to exhibit 10.115 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.95    -  Sale  Agreement  dated  November  15, 2002,  by and among  Bluegreen
            Receivables Finance Corporation VI and BXG Receivables Note Trust 2002-A VI (incorporated by reference to exhibit 10.116 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.96    -  Transfer  Agreement  dated  November  15,  2002,  by and  among  the
            Registrant, BXG Receivables Owner Trust 2000 and Bluegreen Receivables Finance Corporation VI (incorporated by reference to exhibit 10.117 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.97    -  Transfer  Agreement  dated  November  15,  2002,  by and  among  the
            Registrant, BXG Receivables Note Trust 2001-A and Bluegreen Receivables Finance Corporation VI (incorporated by reference to exhibit 10.118 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.98    -  Transfer Supplement  (Committed) dated as of October 8, 2003 between
            ING Capital LLC and Resort Finance LLC (incorporated by reference to exhibit 10.116 to Quarterly Report on Form 10-Q dated September 30,
            2003).

10.123   -  Transfer  Supplement  (Noncommitted)  dated as of  October  8,  2003 between ING Capital LLC and Resort Finance LLC (incorporated by reference to exhibit 10.117 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.99    -  Note  Purchase   Agreement  dated  December  3,  2002,  between  BXG
            Receivables  Note  Trust  2002-A  and  ING  Financial   Markets  LLC
            (incorporated by reference to exhibit 10.119 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.100   -  Trust  Agreement  dated  November 15, 2002,  by and among  Bluegreen
            Receivables Finance Corporation VI, GSS Holdings, Inc. and Wilmington Trust Company (incorporated by reference to exhibit
            10.120 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.101   -  Indenture  dated  November 15,  2002,  between the  Registrant,  BXG
            Receivables  Note  Trust  2002-A,   Vacation  Trust,  Inc.,  Concord
            Servicing Corporation and U.S. Bank National Association (incorporated by reference to exhibit 10.121 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.102   -  Sale and  Contribution  Agreement among the Registrant and Bluegreen
            Receivables Finance Corporation VII, dated as of August 3, 2004 (incorporated by reference to exhibit 10.105 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.103   -  Sale and  Servicing  Agreement  among BXG  Receivables  Owner  Trust
            2004-A, Bluegreen Receivables Finance Corporation VII, the Registrant, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation, dated as of August 3, 2004 (incorporated by reference to exhibit 10.106 to Quarterly Report on Form 10-Q dated June 30,
            2004).

10.104   -  Trust   Agreement  by  and  among  Bluegreen   Receivables   Finance
            Corporation VII, GSS Holdings, Inc. and Wilmington Trust Company, dated as of August 3, 2004 (incorporated by reference to exhibit
            10.107 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.105   -  Indenture  between BXG Receivables  Owner Trust 2004-A and U.S. Bank
            National Association, dated as of August 3, 2004 (incorporated by reference to exhibit 10.108 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.106   -  BXG Receivables Owner Trust 2004-A  Definitions  Annex,  Definitions
            and Interpretations, dated as of August 3, 2004 (incorporated by reference to exhibit 10.109 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.107   -  Note Purchase  Agreement  between BXG Receivables  Note Trust 2004-B and BB&T Capital Markets, dated as of July 1, 2004 (incorporated by reference to exhibit 10.127 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.108   -  Amended  and  Restated  Trust   Agreement  by  and  among  Bluegreen
            Receivables  Finance  Corporation  VIII,  GSS  Holdings,   Inc.  and
            Wilmington Trust Company, dated as of July 8, 2004 (incorporated by reference to exhibit 10.128 to Quarterly Report on Form 10-Q dated
            June 30, 2004).

10.109   -  Purchase and Contribution  Agreement by and among the Registrant and
            Bluegreen Receivables Finance Corporation VIII, dated as of June 15, 2004 (incorporated by reference to exhibit 10.129 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.110   -  Indenture   between  BXG   Receivables   Owner  Trust  2004-B,   the
            Registrant,  Vacation Trust, Inc., Concord Servicing Corporation and
            U.S.  Bank  National   Association,   dated  as  of  June  15,  2004
            (incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.111   -  Standard  Definitions  to Indenture  between BXG  Receivables  Owner
            Trust 2004-B, the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004 (incorporated by reference to exhibit 10.131 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.112   -  Transfer Agreement by and among the Registrant, BXG Receivables Note
            Trust 2001-A and Bluegreen Receivables Finance Corporation VIII, dated as of June 15, 2004 (incorporated by reference to exhibit
            10.132 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.113   -  Sale   Agreement  by  and  among   Bluegreen   Receivables   Finance
            Corporation VIII and BXG Receivables Note Trust 2004-B,  dated as of
            June 15, 2004 (incorporated by reference to exhibit 10.133 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.114   -  Purchase and Contribution  Agreement by and among the Registrant and
            Bluegreen Receivables Finance Corporation IX, dated as of December 1, 2004.

10.115   -  Sale   Agreement  by  and  among   Bluegreen   Receivables   Finance
            Corporation IX and BXG  Receivables  Note Trust 2004-C,  dated as of
            December 1, 2004.

10.116   -  Note Funding  Agreement among the Registrant,  BXG Receivables  Note
            Trust 2004-C, Bluegreen Receivables Finance Corporation IX, the purchasers parties hereto and Branch Banking and Trust Company, dated as of December 1, 2004.

10.117   -  Trust   Agreement  by  and  among  Bluegreen   Receivables   Finance
            Corporation IX, GSS Holdings, Inc. and Wilmington Trust Company, dated as of November 2, 2004.

10.118   -  Note Purchase Commitment  Agreement relative to BXG Receivables Note
            Trust 2004-C, dated as of December 1, 2004.

10.119   -  Indenture dated as of December 1, 2004,  among the  Registrant,  BXG
            Receivables Note Trust 2004-C, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association and Branch Banking and Trust Company.

10.120   -  Standard  Definitions  to  Indenture  dated as of  December 1, 2004, among the Registrant, BXG Receivables Note Trust 2004-C, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association and Branch Banking and Trust Company.

10.134   -  Exchange and  Registration  Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit 10.123 to Registration Statement on Form S-4, File No. 333-50717).

10.135*  -  Employment Agreement between George F. Donovan and the Company dated
            December 19, 2001 (incorporated by reference to exhibit 10.124 to Annual Report on Form 10-K for the fiscal year ended March 31,
            2002).

10.136*  -  Promissory  Note dated July 1, 2002  between  George F.  Donovan and
            Bluegreen Corporation (incorporated by reference to exhibit 10.148 to Quarterly Report on Form 10-Q dated June 30, 2002).

10.137*  -  Employment  Agreement  between John F. Chiste and the Company  dated
            December 27, 2001 (incorporated by reference to exhibit 10.125 to Annual Report on Form 10-K for the fiscal year ended March 31,
            2002).

10.138*  -  Employment Agreement between Daniel C. Koscher and the Company dated
            May 22, 2002 (incorporated by reference to exhibit 10.126 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

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

10.143   -  Amendment Number Four to Loan and Security Agreement dated March 26,
            2003, by and between the Registrant and Foothill Capital Corporation (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.144   -  Amendment Number Five to Loan and Security Agreement dated September
            1, 2003, by and between the Registrant and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

* - Compensation plan or arrangement.

10.145   -  Amendment  Number Six to Loan and Security  Agreement dated April 2,
            2004 by and between the Registrant and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation) (incorporated by reference to exhibit 10.146 to Quarterly Report on Form 10-Q dated June 30,
            2004).

10.146   -  Amendment  Number  Seven  to  Loan  and  Security   Agreement  dated
            September  21, 2004 by and between  the  Registrant  and Wells Fargo
            Foothill, Inc. (f/k/a Foothill Capital Corporation).

10.147   -  Amendment Number Eight to Loan and Security  Agreement dated October
            5, 2004 by and between the Registrant and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation).

10.148   -  Amendment Number Nine to Loan and Security  Agreement dated December
            23, 2004 by and between the Registrant and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation).

10.149   -  Promissory  Note dated March 26, 2003, by and between the Registrant and  Foothill  Corporation  (incorporated  by  reference  to exhibit
            10.134 to Quarterly Report on Form 10-Q dated March 31, 2003).

10.150   -  Loan  Agreement  dated January 10, 2005,  between Resort Finance LLC and Bluegreen Vacations Unlimited, Inc.

10.151   -  Revolving  Promissory  Note dated January 10, 2005,  between  Resort
            Finance LLC and Bluegreen Vacations Unlimited, Inc.

10.152   -  Construction  Mortgage,  Security Agreement and Financing  Statement
            dated as of January 10, 2005, by Bluegreen Vacations Unlimited, Inc. in favor of Resort Finance LLC.

10.153   -  Guaranty  Agreement  dated  January 10, 2005,  by the  Registrant in favor of Resort Finance LLC.

10.155   -  Loan  Agreement  dated as of September 24, 1999,  between  Bluegreen
            Properties of Virginia, Inc. and Branch Banking and Trust Company (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated October 3, 1999).

10.156   -  Loan  Agreement  dated as of September 25, 2002,  between  Bluegreen
            Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to exhibit  10.149 to Current  Report on Form 8-K dated  September  25,
            2002).

10.157   -  Revolving  Promissory  Note dated as of September 25, 2002,  between
            Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to exhibit 10.150 to Current Report on Form 8-K dated September 25,
            2002).

10.158   -  Fourth Amended and Restated Loan  Agreement  dated December 31, 2004 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due June 30, 2006.

10.159   -  Fourth Amended and Restated  Promissory Note dated December 31, 2004 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due June 30, 2006.

10.160   -  Loan Agreement  dated November 12, 2003 by and among the Registrant,
            Bluegreen Communities of Georgia, LLC and Wachovia Bank, National Association (incorporated by reference to exhibit 10.161 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.161   -  Promissory Note dated November 12, 2003 by and among the Registrant,
            Bluegreen Communities of Georgia, LLC and Wachovia Bank, National Association (incorporated by reference to exhibit 10.162 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.162   -  Loan Agreement dated February 10, 2003, between Bluegreen  Vacations
            Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.163   -  Modification  Agreement  (AD&C Loan  Agreement)  dated September 10,
            2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to exhibit 10.164 to Annual Report on Form 10-K for the fiscal year ended December 31,
            2003).

10.164   -  Revolving  Promissory  Note (AD&C Loan)  dated  February  10,  2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to exhibit 10.156 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.165   -  Amendment No. 1 to Revolving Promissory Note (AD&C Loan) dated as of
            September 10, 2003 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to exhibit 10.157 to Quarterly  Report on Form 10-Q dated September 30,
            2003).

10.166   -  Amendment No. 2 to Revolving Promissory Note (AD&C Loan) dated as of
            September 15, 2004 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to exhibit 10.167 to Quarterly  Report on Form 10-Q dated September 30,
            2004).

10.167   -  Loan and Security  Agreement  dated  February 10, 2003,  between the
            Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.168   -  Modification  Agreement  (Receivables  Loan and Security  Agreement)
            dated September 10, 2003, between the Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.169   -  Second   Modification   Agreement  (Receivables  Loan  and  Security
            Agreement)  dated  September  15,  2004,   between  the  registrant,
            Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc.
            and Bluegreen/Big Cedar Vacations, LLC.

10.170   -  Project Commitment (Big Cedar Wilderness Club) dated October 1, 2003 by and between Bluegreen Vacations Unlimited, Inc., Blugreen/Big Cedar Vacations LLC and Residential Funding Corporation (incorporated by reference to exhibit 10.169 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.171   -  Revolving  Promissory  Note  (Receivables  Loan) dated  February 10,
            2003, between the Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.158 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.172   -  Amendment  No. 1 to Revolving  Promissory  Note  (Receivables  Loan)
            dated as of September 10, 2003 between Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen/Big Cedar Vacations, LLC and Residential Funding Corporation (incorporated by reference to exhibit 10.160 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.173   -  Full Guaranty dated February 10, 2003, by the Registrant in favor of
            Residential  Funding  Corporation   (incorporated  by  reference  to
            exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.174   -  Acquisition,  Construction and Receivable Loan,  Security and Agency
            Agreement  dated as of  December  22,  2003 by and  among  Bluegreen
            Vacations  Unlimited,   Inc.,  Bluegreen   Corporation  and  Textron
            Financial Corporation (incorporated by reference to exhibit 10.173 to Annual Report on Form 10-K for the fiscal year ended December 31,
            2003).

10.175   -  Secured  Promissory Note  (Revolving Loan Component)  dated December
            22, 2003 between Bluegreen Vacations Unlimited, Inc., Bluegreen Corporation and Textron Financial Corporation (incorporated by reference to exhibit 10.174 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.176   -  Secured  Promissory Note (Acquisition / Construction Loan Component)
            dated December 22, 2003 between Bluegreen Vacations Unlimited, Inc., Bluegreen Corporation and Textron Financial Corporation (incorporated by reference to exhibit 10.175 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

18       -  Letter re: Change in Accounting Principle (incorporated by reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

21.1     -  List of Subsidiaries.

23.1     -  Consent of Independent Registered Public Accounting Firm.

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