Form 10-Q
period 2005-03-31
BLUEGREEN CORP
filed 2005-05-10
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

|X| - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Quarterly period ended March 31, 2005

                                       or

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

      As of May 6, 2005, there were 30,342,296 shares of the registrant's common stock, $.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     Index to Quarterly Report on Form 10-Q

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)                                                                 Page
                                                                                                            ----
           Condensed Consolidated Balance Sheets at December 31, 2004
              and March 31, 2005.....................................................................        3

           Condensed Consolidated Statements of Income - Three Months Ended
              March 31, 2004 and 2005................................................................        4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 2004 and 2005................................................................        5

           Notes to Condensed Consolidated Financial Statements......................................        7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....       17

   Item 4. Controls and Procedures...................................................................       33

Part II - Other Information

   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..........       33

   Item 6. Exhibits..................................................................................       33

Signatures...........................................................................................       34

Note: The terms "Bluegreen(R),""Bluegreen Communities(R)," and "Bluegreen Vacation Club(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             BLUEGREEN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                         December 31,         March 31,
                                                                                             2004               2005
                                                                                             ----               ----
                                                                                            (Note)           (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $19,396
   and $18,399 at December 31, 2004 and March 31, 2005, respectively) .............       $  98,538           $ 112,946
Contracts receivable, net .........................................................          28,085              41,151
Notes receivable, net .............................................................         121,949             107,116
Prepaid expenses ..................................................................           7,810               7,381
Other assets ......................................................................          22,359              24,945
Inventory, net ....................................................................         205,213             217,709
Retained interests in notes receivable sold .......................................          72,099              80,473
Property and equipment, net .......................................................          74,244              75,080
Intangible assets and goodwill ....................................................           4,512               4,465
                                                                                          ---------           ---------
          Total assets ............................................................       $ 634,809           $ 671,266
                                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ..................................................................       $  11,552           $  11,233
Accrued liabilities and other .....................................................          44,351              49,138
Deferred income ...................................................................          24,235              30,396
Deferred income taxes .............................................................          58,150              62,477
Receivable-backed notes payable ...................................................          43,696              40,324
Lines-of-credit and notes payable .................................................          71,949              65,288
10.50% senior secured notes payable ...............................................         110,000             110,000
Junior subordinated debentures ....................................................              --              23,196
                                                                                          ---------           ---------
   Total liabilities ..............................................................         363,933             392,052

Minority interest .................................................................           6,009               6,782

Commitments and contingencies

Shareholders' Equity

Preferred stock, $.01 par value, 1,000 shares authorized; none issued .............              --                  --
Common stock, $.01 par value, 90,000 shares authorized; 32,990 and 33,097
   shares issued at December 31, 2004 and March 31, 2005, respectively ............             330                 331
Additional paid-in capital ........................................................         167,408             168,060
Treasury stock, 2,756 common shares at both December 31, 2004 and March 31,
   2005, at cost ..................................................................         (12,885)            (12,885)
Accumulated other comprehensive income, net of income taxes .......................             832               1,287
Retained earnings .................................................................         109,182             115,639
                                                                                          ---------           ---------
     Total shareholders' equity ...................................................         264,867             272,432
                                                                                          ---------           ---------
          Total liabilities and shareholders' equity ..............................       $ 634,809           $ 671,266
                                                                                          =========           =========

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                 March 31,       March 31,
                                                                                   2004             2005
                                                                                   ----             ----
Revenues:
   Sales of real estate ..............................................            $ 86,191        $104,021
   Other resort and communities operations revenue ...................              13,552          18,044
   Interest income ...................................................               5,021           6,542
   Gain on sales of notes receivable .................................               2,380           1,441
                                                                                  --------        --------
                                                                                   107,144         130,048
Costs and expenses:
   Cost of real estate sales .........................................              29,240          32,887
   Cost of other resort and communities operations ...................              13,913          19,636
   Selling, general and administrative expenses ......................              50,449          62,033
   Interest expense ..................................................               3,999           3,215
   Provision for loan losses .........................................                 870             147
   Other expense .....................................................                 201             858
                                                                                  --------        --------
                                                                                    98,672         118,776
                                                                                  --------        --------
Income before minority interest and provision for income taxes .......               8,472          11,272
Minority interest in income of consolidated subsidiary ...............                 829             773
                                                                                  --------        --------
Income before provision for income taxes .............................               7,643          10,499
Provision for income taxes ...........................................               2,943           4,042
                                                                                  --------        --------
Net income ...........................................................            $  4,700        $  6,457
                                                                                  ========        ========

Income per common share:
    Basic ............................................................            $   0.19        $   0.21
                                                                                  ========        ========
    Diluted ..........................................................            $   0.17        $   0.21
                                                                                  ========        ========

Weighted average number of common and common equivalent shares:
    Basic ............................................................              25,190          30,316
                                                                                  ========        ========
    Diluted ..........................................................              30,319          31,294
                                                                                  ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                    March 31,         March 31,
                                                                                       2004             2005
                                                                                       ----             ----
Operating activities:
   Net income ................................................................      $   4,700         $   6,457
   Adjustments to reconcile net income to net cash provided by operating activities:
        Minority interest in income of consolidated subsidiary ...............            829               773
        Depreciation and amortization ........................................          4,000             4,458
        Gain on sale of notes receivable .....................................         (2,380)           (1,441)
        (Gain) loss on sale of property and equipment ........................             24                --
        Provision for loan losses ............................................            870               147
        Provision for deferred income taxes ..................................          2,943             4,042
        Interest accretion on retained interests in notes receivable sold ....         (1,838)           (1,663)
        Proceeds from sales of notes receivable ..............................         33,582            38,183
        Proceeds from borrowings collateralized by notes receivable ..........          3,591            10,103
        Payments on borrowings collateralized by notes receivable ............         (2,581)          (13,475)
   Change in operating assets and liabilities:
     Contracts receivable ....................................................        (15,633)          (13,066)
     Notes receivable ........................................................        (28,407)          (32,932)
     Inventory ...............................................................          9,797             2,290
     Prepaid expenses and other assets .......................................            113            (1,747)
     Accounts payable, accrued liabilities and other .........................         13,947            10,633
                                                                                    ---------         ---------
Net cash provided by operating activities ....................................         23,557            12,762
                                                                                    ---------         ---------
Investing activities:
   Purchases of property and equipment .......................................         (4,593)           (3,524)
   Investment in statutory business trust ....................................             --              (696)
   Cash received from retained interests in notes receivable sold ............          3,682             1,829
                                                                                    ---------         ---------
Net cash used by investing activities ........................................           (911)           (2,391)
                                                                                    ---------         ---------
Financing activities:
   Borrowings under line-of-credit facilities and other notes payable ........             --             2,219
   Payments under line-of-credit facilities and other notes payable ..........        (19,804)          (20,822)
   Proceeds from issuance of junior subordinated debentures ..................             --            23,196
   Payment of debt issuance costs ............................................           (694)           (1,204)
   Proceeds from exercise of stock options ...................................          2,039               648
                                                                                    ---------         ---------
Net cash (used) provided by financing activities .............................        (18,459)            4,037
                                                                                    ---------         ---------
Net increase in cash and cash equivalents ....................................          4,187            14,408
Cash and cash equivalents at beginning of period .............................         53,647            98,538
                                                                                    ---------         ---------
Cash and cash equivalents at end of period ...................................         57,834           112,946
Restricted cash and cash equivalents at end of period ........................        (18,537)          (18,399)
                                                                                    ---------         ---------
Unrestricted cash and cash equivalents at end of period ......................      $  39,297         $  94,547
                                                                                    =========         =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                  March 31,       March 31,
                                                                                    2004             2005
                                                                                    ----             ----
Supplemental schedule of non-cash operating, investing
    and financing activities:

    Inventory acquired through financing .................................         $    75         $11,710
                                                                                   =======         =======
    Inventory acquired through foreclosure or deedback in lieu of
      foreclosure ........................................................         $ 1,848         $ 3,076
                                                                                   =======         =======
    Property and equipment acquired through financing ....................         $    49         $   232
                                                                                   =======         =======
    Retained interests in notes receivable sold ..........................         $ 7,978         $ 7,800
                                                                                   =======         =======
    Net change in unrealized losses in retained interests in notes
          receivable sold ................................................         $   560         $   455
                                                                                   =======         =======
    Conversion of 8.25% convertible subordinated debentures ..............         $ 3,245         $    --
                                                                                   =======         =======

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Organization

      We are a leading provider of leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club. Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by third-party, worldwide vacation ownership exchange networks. We are currently marketing and selling VOIs in 18 resorts located in the United States and Aruba, 16 of which have active sales offices. We also sell VOIs at five off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities(TM)") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the three months ended March 31, 2005, sales generated by Bluegreen Resorts comprised approximately 63% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 37% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

      Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities and have majority voting control of the Joint Venture's management committee. Additionally, we do not consolidate our wholly owned statutory business trusts (see Note 4) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

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

Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and for the first quarter of 2004, includes an adjustment , to both net income and shares outstanding as if approximately $31.1 million of 8.25% convertible subordinated debentures, which were outstanding on March 31, 2004 but which were redeemed prior to December 31, 2004, were converted into common stock at the beginning of the periods presented. There were no anti-dilutive stock options for the three months ended March 31, 2004 and 2005.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                   Three Months Ended
                                                                                 March 31,     March 31,
                                                                                   2004           2005
                                                                                 -----------------------
      Basic earnings per share - numerator:
          Net income ...............................................              $ 4,700        $ 6,457
                                                                                 =======================

        Diluted earnings per share - numerator:
          Net income - basic .......................................              $ 4,700        $ 6,457
          Effect of dilutive securities, net of income taxes .......                  318             --
                                                                                 -----------------------
          Net income  - diluted ....................................              $ 5,018        $ 6,457
                                                                                 =======================

      Denominator:
        Denominator for basic earnings per share -
             weighted-average shares ...............................               25,190         30,316
        Effect of dilutive securities:
             Stock options .........................................                1,022            978
             Convertible securities ................................                4,107             --
                                                                                 -----------------------
       Dilutive potential common shares ............................                5,129            978
                                                                                 -----------------------
       Denominator for diluted earnings per share - adjusted
             weighted-average shares and assumed conversions .......               30,319         31,294
                                                                                 =======================
       Basic earnings per common share .............................              $  0.19        $  0.21
                                                                                 =======================
       Diluted earnings per common share ...........................              $  0.17        $  0.21
                                                                                 =======================

Retained Interests in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 2) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", encourages, but does not currently require companies to record compensation cost for employee stock options at fair value. We continue to account for our employee stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for our employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price of the option.

      Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were no stock options granted to our employees or non-employee directors during the three months ended March 31, 2004 or 2005.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of our stock option grants. Our pro forma information is as follows (in thousands, except per share data).

                                                                               Three Months Ended
                                                                       March 31, 2004      March 31, 2005
                                                                       --------------      --------------
      Net income, as reported ..................................          $   4,700           $   6,457
      Pro forma stock-based employee compensation
         cost, net of income taxes .............................                (64)                (61)
                                                                          ---------           ---------
      Pro forma net income .....................................          $   4,636           $   6,396
                                                                          =========           =========

      Earnings per share, as reported:
        Basic ..................................................          $    0.19           $    0.21
        Diluted ................................................          $    0.17           $    0.21
      Pro forma earnings per share:
        Basic ..................................................          $    0.18           $    0.21
        Diluted ................................................          $    0.16           $    0.20

See "Recent Accounting Pronouncements" for a discussion of SFAS No. 123 (revision) which we anticipate adopting as of January 1, 2006.

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                               Three Months Ended
                                                                      March 31, 2004        March 31, 2005
                                                                      --------------        --------------
      Net income ...............................................           $ 4,700               $6,457
      Net unrealized (losses)/gains on retained interests in
         notes receivable sold, net of income taxes ............              (344)                 455
                                                                           -------               ------
      Total comprehensive income ...............................           $ 4,356               $6,912
                                                                           =======               ======

Recent Accounting Pronouncements

      In December 2004, the FASB issued (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The revised statement supersedes APB No. 25, Accounting for Stock-Based Compensation, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in the revised statement is similar to the approach described in SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will become effective for us on January 1, 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the revised statement's fair value method will likely have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of the revised statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted the revised statement in the periods presented, the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above (see "Stock Based Compensation"). The revised statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been material.

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

2. Sales of Notes Receivable

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

      On March 31, 2005, we sold $44.9 million of aggregate principal balance of notes receivable under the BB&T Purchase Facility for a cumulative purchase price of $38.2 million. In connection with this transaction, we recognized an aggregate gain of $1.4 million and recorded a retained interest in notes receivable sold of $7.8 million and a servicing asset totaling $0.5 million. The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold during the three months ended March 31, 2005: prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 9% to 1% per annum as the portfolios mature; and a discount rate of 12%.

      The remaining availability under the BB&T Purchase Facility was $101.8 million at March 31, 2005.

3. Lines-of-Credit and Notes Payable

      On January 11, 2005, we entered into a $50.0 million revolving credit facility with Resort Finance, LLC ("RFL"). Borrowings from this facility (the "RFL A&D Facility") will be used to finance the acquisition and development of vacation ownership resorts . The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Surfside Inn & Suites resort in Daytona Beach, Florida (the "Daytona Resort"). As of March 31, 2005, the total commitment under the RFL A&D Facility for the Daytona Resort was $14.7 million, the $5.2 million balance of which can be borrowed during 2005 to fund refurbishment of the Daytona Resort.

Note 4. Trust Preferred Debt

      We have formed statutory business trusts (collectively, the "Trusts") for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting.

      On March 15, 2005, one of the Trusts ("BST I") issued $22.5 million of trust preferred securities. BST I used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.16% through March 30, 2010 and thereafter at a floating rate of 4.90% over the 3-month LIBOR until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to BST I in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST I's common securities are nearly identical to the trust preferred securities.

      On May 4, 2005, one of the Trusts ("BST II") issued $25.0 million of trust preferred securities. BST II used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.158% through July 30, 2010 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of July 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $774,000 to BST II in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST II's common securities are nearly identical to the trust preferred securities.

      On May 10, 2005, one of the Trusts ("BST III") issued $10.0 million of trust preferred securities. BST III used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.193% through July 30, 2010 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of July 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $310,000 to BST III in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST III's common securities are nearly identical to the trust preferred securities.

      The issuances of trust preferred securities were part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes and debt repayment.

Note 5. Senior Secured Notes Payable

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                         December 31, 2004
                                                           -------------------------------------------------------------------------

                                                                             Combined       Combined
                                                            Bluegreen      Non-Guarantor   Subsidiary
                                                           Corporation     Subsidiaries    Guarantors    Eliminations   Consolidated
                                                           -----------     ------------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents .............................      $  70,256       $  16,766      $  11,516      $      --      $  98,538
Contracts receivable, net .............................             --           1,365         26,720             --         28,085
Intercompany receivable ...............................         73,778              --             --        (73,778)            --
Notes receivable, net .................................             --          31,958         89,991             --        121,949
Other assets ..........................................          2,645           9,150         22,886             --         34,681
Inventory, net ........................................             --          20,605        184,608             --        205,213
Retained interests in notes receivable sold ...........             --          72,099             --             --         72,099
Investments in subsidiaries ...........................        213,011              --          3,230       (216,241)            --
Property and equipment, net ...........................         15,084           2,013         57,147             --         74,244
                                                             ---------       ---------      ---------      ---------      ---------
     Total assets .....................................      $ 374,774       $ 153,956      $ 396,098      $(290,019)     $ 634,809
                                                             =========       =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other ......      $  12,353       $  14,845      $  52,940      $      --      $  80,138
 Intercompany payable .................................             --           6,557         67,221        (73,778)            --
 Deferred income taxes ................................        (18,683)         34,210         42,623             --         58,150
 Lines-of-credit and notes payable ....................          6,237          26,141         83,267             --        115,645
 10.50% senior secured notes payable ..................        110,000              --             --             --        110,000
                                                             ---------       ---------      ---------      ---------      ---------
     Total liabilities ................................        109,907          81,753        246,051        (73,778)       363,933
 Minority interest ....................................             --              --             --          6,009          6,009
 Total shareholders' equity ...........................        264,867          72,203        150,047       (222,250)       264,867
                                                             ---------       ---------      ---------      ---------      ---------
     Total liabilities and shareholders' equity .......      $ 374,774       $ 153,956      $ 396,098      $(290,019)     $ 634,809
                                                             =========       =========      =========      =========      =========

                                                                                         March 31, 2005
                                                                                           (Unaudited)
                                                           -------------------------------------------------------------------------

                                                                             Combined       Combined
                                                            Bluegreen      Non-Guarantor   Subsidiary
                                                           Corporation     Subsidiaries    Guarantors    Eliminations   Consolidated
                                                           -----------     ------------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents .............................      $  78,450       $  21,462      $  13,034      $      --      $ 112,946
Contracts receivable, net .............................             --           2,243         38,908             --         41,151
Intercompany receivable ...............................         94,720              --             --        (94,720)            --
Notes receivable, net .................................                         32,685         74,431             --        107,116
Other assets ..........................................          6,338           8,291         22,162             --         36,791
Inventory, net ........................................             --          22,240        195,469             --        217,709
Retained interests in notes receivable sold ...........             --          80,473             --             --         80,473
Investments in subsidiaries ...........................        219,607              --          3,230       (222,837)            --
Property and equipment, net ...........................         14,421           1,860         58,799             --         75,080
                                                             ---------       ---------      ---------      ---------      ---------
     Total assets .....................................      $ 413,536       $ 169,254      $ 406,033      $(317,557)     $ 671,266
                                                             =========       =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other ......      $  20,134       $  17,399      $  53,234      $      --      $  90,767
 Intercompany payable .................................             --           8,379         86,341        (94,720)            --
 Deferred income taxes ................................        (18,440)         36,748         44,169             --         62,477
 Lines-of-credit and notes payable ....................          6,214          29,697         69,701             --        105,612
 10.50% senior secured notes payable ..................        110,000              --             --             --        110,000
 Junior subordinated debentures .......................         23,196              --             --                        23,196
                                                             ---------       ---------      ---------      ---------      ---------
     Total liabilities ................................        141,104          92,223        253,445        (94,720)       392,052
 Minority interest ....................................             --              --             --          6,782          6,782
 Total shareholders' equity ...........................        272,432          77,031        152,588       (229,619)       272,432
                                                             ---------       ---------      ---------      ---------      ---------
     Total liabilities and shareholders' equity .......      $ 413,536       $ 169,254      $ 406,033      $(317,557)     $ 671,266
                                                             =========       =========      =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31, 2004
                                                                 -------------------------------------------------------------------

                                                                                Combined       Combined
                                                                  Bluegreen   Non-Guarantor   Subsidiary
                                                                 Corporation  Subsidiaries    Guarantors  Eliminations  Consolidated
                                                                 -----------  ------------    ----------  ------------  ------------
REVENUES
 Sales of real estate ........................................    $      --     $   8,307     $  77,884     $      --     $  86,191
 Other resort and communities operations revenue .............           --         2,049        11,503            --        13,552
 Management fees .............................................          198            --            --          (198)           --
 Equity income from subsidiaries .............................       11,297            --            --       (11,297)           --
 Interest income .............................................           97         2,687         2,237            --         5,021
 Gain on sales of notes receivable ...........................           --         2,380            --            --         2,380
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     11,592        15,423        91,624       (11,495)      107,144
COSTS AND EXPENSES
 Cost of real estate sales ...................................           --         1,787        27,453            --        29,240
 Cost of other resort and communities operations .............           --         1,181        12,732            --        13,913
 Management fees .............................................           --           198            --          (198)           --
 Selling, general and administrative expenses ................        8,137         4,573        37,739            --        50,449
 Interest expense ............................................        2,555           389         1,055            --         3,999
 Provision for loan losses ...................................           --           274           596            --           870
 Other expense (income) ......................................          329           332          (460)           --           201
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     11,021         8,734        79,115          (198)       98,672
                                                                  ---------     ---------     ---------     ---------     ---------
 Income before minority interest and provision
    (benefit) for income taxes ...............................          571         6,689        12,509       (11,297)        8,472
 Minority interest in income of consolidated subsidiary ......           --            --            --           829           829
                                                                  ---------     ---------     ---------     ---------     ---------
 Income before provision (benefit) for income
    taxes ....................................................          571         6,689        12,509       (12,126)        7,643
 Provision (benefit) for income taxes ........................       (4,129)        2,256         4,816            --         2,943
                                                                  ---------     ---------     ---------     ---------     ---------
 Net income ..................................................    $   4,700     $   4,433     $   7,693     $ (12,126)    $   4,700
                                                                  =========     =========     =========     =========     =========

                                                                                     Three Months Ended March 31, 2005
                                                                 -------------------------------------------------------------------

                                                                                Combined      Combined
                                                                  Bluegreen   Non-Guarantor  Subsidiary
                                                                 Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                 -----------  ------------   ----------   ------------  ------------
REVENUES
 Sales of real estate ........................................    $      --     $   9,556     $  94,465     $      --     $ 104,021
 Other resort and communities operations revenue .............           --         3,200        14,844            --        18,044
 Management fees .............................................       11,538            --            --       (11,538)           --
 Equity income from subsidiaries .............................        6,141            --            --        (6,141)           --
 Interest income .............................................          206         2,908         3,428            --         6,542
 Gain on sales of notes receivable ...........................           --         1,441            --            --         1,441
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     17,885        17,105       112,737       (17,679)      130,048
COSTS AND EXPENSES
 Cost of real estate sales ...................................           --         2,580        30,307            --        32,887
 Cost of other resort and communities operations .............           --         1,107        18,529            --        19,636
 Management fees .............................................           --           264        11,274       (11,538)           --
 Selling, general and administrative expenses ................       10,102         5,042        46,889            --        62,033
 Interest expense ............................................        1,174           544         1,497            --         3,215
 Provision for loan losses ...................................           --           147            --            --           147
 Other expense (income) ......................................          (46)          795           109            --           858
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     11,230        10,479       108,605       (11,538)      118,776
                                                                  ---------     ---------     ---------     ---------     ---------
 Income before minority interest and provision
    (benefit) for income taxes ...............................        6,655         6,626         4,132        (6,141)       11,272
 Minority interest in income of consolidated subsidiary ......           --            --            --           773           773
                                                                  ---------     ---------     ---------     ---------     ---------
 Income before provision (benefit) for income
    taxes ....................................................        6,655         6,626         4,132        (6,914)       10,499
 Provision for income taxes ..................................          197         2,253         1,592            --         4,042
                                                                  ---------     ---------     ---------     ---------     ---------
 Net income ..................................................    $   6,458     $   4,373     $   2,540     $  (6,914)    $   6,457
                                                                  =========     =========     =========     =========     =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended March 31, 2004
                                                                         -----------------------------------------------------------
                                                                                          Combined        Combined
                                                                          Bluegreen    Non-Guarantor     Subsidiary
                                                                         Corporation    Subsidiaries     Guarantors     Consolidated
                                                                         -----------    ------------     ----------     ------------
Operating activities:
Net cash provided by operating activities ..........................      $   1,068       $   2,423       $  20,066       $  23,557
                                                                          ---------       ---------       ---------       ---------
Investing activities:
 Purchases of property and equipment ...............................         (1,393)           (288)         (2,912)         (4,593)
 Cash received from retained interests in notes receivable sold ....             --           3,682              --           3,682
                                                                          ---------       ---------       ---------       ---------
Net cash (used) provided by investing activities ...................         (1,393)          3,394          (2,912)           (911)
                                                                          ---------       ---------       ---------       ---------
Financing activities:
 Payments under line-of-credit facilities and notes payable ........           (185)         (2,244)        (17,375)        (19,804)
 Payment of debt issuance costs ....................................           (540)           (191)             37            (694)
 Proceeds from exercise of stock options ...........................          2,039              --              --           2,039
                                                                          ---------       ---------       ---------       ---------
Net cash (used) provided by financing activities ...................          1,314          (2,435)        (17,338)        (18,459)
                                                                          ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ...............            989           3,382            (184)          4,187
Cash and cash equivalents at beginning of period ...................         29,872           8,716          15,059          53,647
                                                                          ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period .........................         30,861          12,098          14,875          57,834
Restricted cash and cash equivalents at end of period ..............           (173)         (6,327)        (12,037)        (18,537)
                                                                          ---------       ---------       ---------       ---------
Unrestricted cash and cash equivalents at end of period ............      $  30,688       $   5,771       $   2,838       $  39,297
                                                                          =========       =========       =========       =========

                                                                                      Three Months Ended March 31, 2005
                                                                         -----------------------------------------------------------
                                                                                          Combined        Combined
                                                                          Bluegreen     Non-Guarantor    Subsidiary
                                                                         Corporation    Subsidiaries     Guarantors     Consolidated
                                                                         -----------    ------------     ----------     ------------

Operating activities:
Net cash (used) provided by operating activities ...................      $ (13,892)      $   4,434       $  22,220       $  12,762
Investing activities:
 Cash received from retained interests in notes receivable sold ....             --           1,829              --           1,829
 Investment in statutory business trust ............................           (696)             --              --            (696)
 Purchases of property and equipment ...............................           (301)             14          (3,237)         (3,524)
                                                                          ---------       ---------       ---------       ---------
Net cash (used) provided by investing activities ...................           (997)          1,843          (3,237)         (2,391)
Financing activities:
 Payments under line-of-credit facilities and notes payable ........            (23)           (431)        (20,368)        (20,822)
 Payment of debt issuance costs ....................................           (738)         (1,150)            684          (1,204)
 Borrowings under LOC facilities and N/P ...........................             --              --           2,219           2,219
 Proceeds from junior subordinated debentures ......................         23,196              --              --          23,196
 Proceeds from exercise of stock options ...........................            648              --              --             648
                                                                          ---------       ---------       ---------       ---------
Net cash provided (used) by financing activities ...................         23,083          (1,581)        (17,465)          4,037
                                                                          ---------       ---------       ---------       ---------
Net increase in cash and cash equivalents ..........................          8,194           4,696           1,518          14,408
Cash and cash equivalents at beginning of period ...................         70,256          16,766          11,516          98,538
                                                                          ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period .........................         78,450          21,462          13,034         112,946
Restricted cash and cash equivalents at end of period ..............           (173)         (9,082)         (9,144)        (18,399)
                                                                          ---------       ---------       ---------       ---------
Unrestricted cash and cash equivalents at end of period ............      $  78,277       $  12,380       $   3,890       $  94,547
                                                                          =========       =========       =========       =========

5.  Business Segments

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

                                                                               Bluegreen       Bluegreen
                                                                                Resorts       Communities        Totals
                                                                                -------       -----------        ------
      For the three months ended March 31, 2004
      Sales of real estate ..........................................           $ 53,147        $ 33,044        $ 86,191
      Other resort and communities operations revenue ...............             12,205           1,347          13,552
      Depreciation expense ..........................................              1,102             458           1,560
      Field operating profit ........................................              8,209           5,219          13,428

      For the three months ended March 31, 2005
      Sales of real estate ..........................................           $ 65,644        $ 38,377        $104,021
      Other resort and communities operations revenue ...............             16,562           1,482          18,044
      Depreciation expense ..........................................              1,676             418           2,094
      Field operating profit ........................................             10,386           7,733          18,119

Net inventory by business segment:

                                                                              December 31,      March 31,
                                                                                  2004             2005
                                                                              ------------      ---------
      Bluegreen Resorts ............................................            $126,238        $140,628
      Bluegreen Communities ........................................              78,975          77,081
                                                                                --------        --------
      Total ........................................................            $205,213        $217,709
                                                                                ========        ========

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                                 Three Months Ended
                                                                            March 31, 2004   March 31, 2005
                                                                            --------------   --------------
      Field operating profit for reportable segments ............               $ 13,428         $ 18,119
      Interest income ...........................................                  5,021            6,542
      Gain on sales of notes receivable .........................                  2,380            1,441
      Other expense .............................................                   (201)            (858)
      Corporate general and administrative expenses .............                 (7,287)         (10,610)
      Interest expense ..........................................                 (3,999)          (3,215)
      Provision for loan losses .................................                   (870)            (147)
                                                                                --------         --------
      Consolidated income before minority interest and
         provision for income taxes .............................               $  8,472         $ 11,272
                                                                                ========         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations, results of claims or litigation pending or brought against us in the future and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general "risk factors" with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report are not exclusive an in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

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

      o We are subject to the risks of the real estate market and the risks associated with real estate development, including the risk and uncertainties relating to the cost and availability of land and construction materials.

      o We may not successfully execute our growth strategy and we may face additional risks as we expand into new markets.

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

      o Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

      o Anticipated changes in generally accepted accounting principles, especially those related to our resorts business and sales of notes receivable, could have a material adverse impact on our results of operations.

In addition to the foregoing, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We do not believe that inflation and changing prices have historically had a material impact on our revenues and results of operations. However, we continually review and have historically increased the sales prices of our VOIs annually and construction costs have increased and are expected to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross profit. To the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected.

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

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet Arrangements," below.

We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-

Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be in a position to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act of 2002. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                                     Bluegreen                    Bluegreen
                                                      Resorts                    Communities                      Total
                                                      -------                    -----------                      -----
                                                             Percentage                   Percentage                     Percentage
                                              Amount          of Sales       Amount        of Sales        Amount         of Sales
                                              ------          --------       ------        --------        ------         --------
                                                                              (dollars in thousands)
Three Months Ended March 31, 2004
Sales of real estate ..................     $  53,147            100%      $  33,044            100%      $  86,191            100%
Cost of real estate sales .............       (10,859)           (20)        (18,381)           (56)        (29,240)           (34)
                                            ---------                      ---------                      ---------
Gross profit ..........................        42,288             80          14,663             44          56,951             66
Other resort and communities
  operations revenues .................        12,205             23           1,347              4          13,552             16
Cost of other resort and
  communities operations ..............       (12,442)           (23)         (1,471)            (4)        (13,913)           (16)

Selling and marketing
  expenses ............................       (29,535)           (56)         (6,798)           (21)        (36,333)           (42)
Field general and
  administrative expenses (1) .........        (4,307)            (9)         (2,522)            (8)         (6,829)            (8)
                                            ---------                      ---------                      ---------
Field Operating Profit ................     $   8,209             15%      $   5,219             16%      $  13,428             16%
                                            =========                      =========                      =========

Three Months Ended March 31, 2005
Sales of real estate ..................     $  65,644            100%      $  38,377            100%      $ 104,021            100%
Cost of real estate sales .............       (13,195)           (20)        (19,692)           (51)        (32,887)           (32)
                                            ---------                      ---------                      ---------
Gross profit ..........................        52,449             80          18,685             49          71,134             68
Other resort and communities
  operations revenues .................        16,562             25           1,482              4          18,044             17
Cost of other resort and
  communities operations ..............       (18,099)           (28)         (1,537)            (4)        (19,636)           (19)

Selling and marketing
  expenses ............................       (36,709)           (56)         (8,037)           (21)        (44,746)           (43)
Field general and
  administrative expenses (1) .........        (3,817)            (6)         (2,860)            (7)         (6,677)            (6)
                                            ---------                      ---------                      ---------
Field Operating Profit ................     $  10,386             16%      $   7,733             20%      $  18,119             17%
                                            =========                      =========                      =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $7.3 million for the three months ended March 31, 2004 and $10.6 million for the three months ended March 31, 2005. See
      "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales increased $17.8 million or 21% from $86.2 million during the three months ended March 31, 2004 to $104.0 million during the three months ended March 31, 2005.

Bluegreen Resorts. During the three months ended March 31, 2004 and March 31, 2005, sales of VOIs contributed $53.1 million (62%) and $65.6 million (63%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                         Three Months Ended
                                                         ------------------
                                                       March 31,    March 31,
                                                         2004          2005
                                                         ----          ----

            Number of VOI sale transactions ........      5,953         6,689
            Average sales price per transaction ....    $ 9,718       $10,124
            Gross margin ...........................         80%           80%

The $12.5 million or 24% increase in Bluegreen Resorts' sales during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was due primarily to same-resort sales increases at our various sales offices. Same-resort sales increased by approximately $9.0 million or 16% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The same-resort sales increase was primarily attributable to the increase in sales at The Fountains resort, located in Orlando, Florida. The Fountains(TM), which commenced sales operations in December 2003, generated $5.6 million in sales during the three months ended March 31, 2005 as compared to $1.8 million during the three months ended March 31, 2004. The sales increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by our existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 35% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This, combined with a 9% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 48,500 prospects during the three months ended March 31, 2004 to approximately 53,000 prospects during the three months ended March 31, 2005 and a relatively consistent sale-to-tour conversion ratio of 14% during these periods significantly contributed to the overall sales increase during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our two new sales sites, an offsite sales office in Dallas, Texas (opened in October 2004) and The Hammocks at Marathon(TM) in Marathon, Florida (opened in August 2004). The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Bluegreen Resorts' gross margin remained relatively constant during the three months ended March 31, 2004 and March 31, 2005 at approximately 80%. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three months ended March 3, 2004, our gross margin was favorably impacted by the sale of relatively lower cost VOIs acquired through opportunistic acquisitions in 2003. Approximately 144 VOIs were constructed and became available for sale during the three months ended March 31, 2005 at the Fountains resort, one of our opportunistic 2003 acquisitions which favorably impacted our gross margin during the three months ended March 31, 2005. We anticipate that our gross margin will return to historical levels in the future.

Other resort operations revenues increased $4.4 million or 36% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was due primarily to increases in revenues from our mini-vacation sales, vacation ownership tour and lead generation business, as well as fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales.

Cost of other resort operations increased $5.7 million or 45% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the cost of other resort operations was due primarily to increases in the related revenues discussed above as well as due to higher subsidies incurred relative to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate due to the increase in our VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $7.2 million or 24% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily related to the increase in sales. As a percentage of sales, selling and marketing expenses remained relatively consistent during the three months ended March 31, 2004 and March 31, 2005 at approximately 56%. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts decreased $490,000 or 11% during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, due primarily to the consolidation of our Harbor Springs (Boyne Highlands) sales office operations with our Mountain Run at Boyne sales office in Boyne Falls, Michigan.

As of December 31, 2004 and March 31, 2005, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting.

Bluegreen Communities. During the three months ended March 31, 2004 and March 31, 2005, Bluegreen Communities generated $33.0 million (38%) and $38.4 million (37%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                       Three Months Ended
                                                       ------------------
                                                     March 31,    March 31,
                                                       2004         2005
                                                       ----         ----

            Number of homesites sold ...........          716          635
            Average sales price per homesite ...      $64,812      $75,498
            Gross margin .......................           44%          49%

Bluegreen Communities' sales increased $5.3 million or 16% during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, due primarily to sales increases in our golf course communities. Sales recognized at Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia, totaled $14.3 million during the three months ended March 31, 2005 as compared to $5.8 million during the three months ended March 31, 2004. Sales recognized at Traditions of Braselton(TM), a 1,142 acre golf course community in Braselton, Georgia, totaled $6.4 million during the three months ended March 31, 2005 as compared to $4.3 million during the three months ended March 31, 2004. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge. Chapel Ridge recognized sales of approximately $5.3 million during the three months ended March 31, 2005. These increases in sales as well as increases in sales at certain of our other properties were partially offset by decreases in sales in projects that were substantially sold out either during or prior to the three months ended March 31, 2005. Certain of our properties are expected to sell out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. Although there is no assurance that we will be successful, we are currently pursuing the acquisition of several properties in order to replace these sold-out projects. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Bluegreen Communities' gross margin increased from 44% during the three months ended March 31, 2004 to 49% during the three months ended March 31, 2005. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities increased $1.2 million or 18% primarily as a result of the increase in sales. As a percentage of sales, selling and marketing expenses remained relatively consistent during the three months ended March 31, 2004 and March 31, 2005 at 21%.

As of December 31, 2004, Bluegreen Communities had $27.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2005, Bluegreen Communities had $37.2 million of sales and $15.4 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $7.3 million and $10.6 million during the three months ended March 31, 2004 and March 31, 2005, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 9% and 10% during the three months ended March 31, 2004 and March 31, 2005, respectively.

The $3.3 million or 46% increase in corporate general and administrative expenses during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was due primarily to the additional costs incurred in connection with implementing the requirements associated with the Sarbanes-Oxley Act of 2002 as well as higher personnel and other expenses incurred in our information technology, accounting and acquisition and development areas to support our growth.

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income earned totaled $5.0 million and $6.5 million during the three months ended March 31, 2004 and March 31, 2005, respectively.

The $1.5 million or 30% increase in interest income during the three months ended March 31, 2005 was due to higher interest income earned from our notes receivable and our retained interests in notes receivable sold primarily as a result of higher average aggregate notes receivable and retained interest in notes receivable sold balances during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Gain on Sales of Notes Receivable. During the three months ended March 31, 2004 and March 31, 2005, we sold $39.5 million and $44.9 million, respectively, of notes receivable pursuant to our vacation ownership receivables purchase facilities in place during the respective periods. In connection with these sales, we recognized gains on sales of notes receivable of $2.4 million and $1.4 million during the three months ended March 31, 2004 and March 31, 2005, respectively.

The decrease of $939,000 or 39% in the gain on sale of notes receivable recognized during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was due to an increase in the related cost of funds and other relevant variables associated with the transaction during the three months ended March 31, 2005 as compared to the transaction during the three months ended March 31, 2004.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. We have recognized gains on sales of notes receivable each quarter since the three months ended December 31, 2000 (18 consecutive quarters). The generally accepted accounting principles governing our sale of receivable transactions is evolving and structuring such transactions in order to achieve off-balance sheet accounting treatment is becoming more difficult. Should our ability to structure the monetization of our receivables through off-balance sheet transactions be limited, gains on sales of receivables may not be recognized consistently from quarter to quarter.

Interest Expense. Interest expense was $4.0 million and $3.2 million during the three months ended March 31, 2004 and March 31, 2005, respectively. The $784,000 or 20% decrease during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily as a result of lower average debt outstanding and more interest being capitalized due to increased construction activity.

Provision for Loan Losses. We recorded provisions for loan losses totaling $870,000 and $147,000 during the three months ended March 31, 2004 and March 31, 2005, respectively. Our sale of vacation ownership notes receivable without recourse on March 31, 2005 resulted in the reduction of our provision for loan losses. Also, non-recourse sales of notes receivable pursuant to our vacation ownership receivables purchase facilities were higher in the aggregate during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

The allowance for loan losses by division as of December 31, 2004 and March 31, 2005 was as follows:

                                                       Bluegreen      Bluegreen
                                                         Resorts     Communities         Other          Total
                                                         -------     -----------         -----          -----
                                                                         (dollars in thousands)
      December 31, 2004
      Notes receivable .......................         $ 121,273      $  10,901       $     186       $ 132,360
      Allowance for loan losses ..............            (9,974)          (251)           (186)        (10,411)
                                                       ---------      ---------       ---------       ---------
      Notes receivable, net ..................         $ 111,299      $  10,650       $      --       $ 121,949
                                                       =========      =========       =========       =========
      Allowance as a % of gross notes
        receivable ...........................               8.2%           2.3%          100.0%            7.9%
                                                       =========      =========       =========       =========

      March 31, 2005
      Notes receivable .......................         $ 105,016      $  10,233       $     186       $ 115,435
      Allowance for loan losses ..............            (7,786)          (347)           (186)         (8,319)
                                                       ---------      ---------       ---------       ---------
      Notes receivable, net ..................         $  97,230      $   9,886       $      --       $ 107,116
                                                       =========      =========       =========       =========
      Allowance as a % of gross notes
        receivable ...........................               7.4%           3.4%          100.0%            7.2%
                                                       =========      =========       =========       =========

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $829,000 and $773,000 during the three months ended March 31, 2004 and March 31, 2005, respectively.

Summary. Based on the factors discussed above, our net income was $4.7 million and $6.5 million during the three months ended March 31, 2004 and March 31, 2005, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the three months ended March 31, 2004 and March 31, 2005 (in thousands):

                                                                    Three months ended
                                                                ----------------------------
                                                                 March 31,         March 31,
                                                                   2004              2005
                                                                ----------------------------
      Cash flows provided by operating activities                $ 23,557          $ 12,762
      Cash flows used by investing activities                        (911)           (2,391)
      Cash flows (used) provided by financing activities          (18,459)            4,037
                                                                 --------          --------
      Net increase in cash                                       $  4,187          $ 14,408
                                                                 ========          ========

Cash Flows From Operating Activities. Cash flows provided by operating activities decreased $13.1 million or 51% from $25.8 million to $12.7 million during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was due primarily to increased construction and development spending during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, and the fact that we had no significant acquisitions of inventory during the three months ended March 31, 2004. During the three months ended March 31, 2005, we acquired the Daytona Surfside Inn & Suites resort in Daytona Beach, Florida (the "Daytona Resort") for $2.0 million in cash from operations plus a $9.5 million note payable and 1,053 acres of land for a Bluegreen Communities development to be known as Saddle Creek Forrest in Magnolia, Texas for $500,000 in cash from operations plus a $2.2 million note payable.

Cash Flows From Investing Activities. Cash flows used in investing activities increased $1.5 million or 162% from $911,000 to $2.4 million during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was due primarily to lower amounts of cash received from our retained interests in notes receivable sold, as we have not yet begun receiving cash flows on our retained interest in a 2004 term securitization transaction due to reserve funding requirements. In addition, during the three months ended March 31, 2005, we capitalized $696,000 into a statutory business trust for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see "Liquidity and Capital Resources.") These increased expenditures were partially offset by lower cash expenditures for property and equipment during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004

Cash Flows From Financing Activities. Cash flows provided by financing activities increased $22.5 million or 122% from cash outflows of $18.5 million during the three months ended March 31, 2004 to cash inflows of $4.0 million during the three months ended March 31, 2005. This increase was due primarily to the $23.2 million of cash received in connection with our issuance of the junior subordinated debentures partially offset by lower cash proceeds from the exercise of stock options during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2005. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2005. Our other indebtedness includes outstanding senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation   Ownership   Receivables   Purchase   Facilities  -Off  Balance  Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the three months ended March 31, 2005, approximated 62% of sales. Accordingly, having facilities available for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

As of March 31, 2005, the remaining availability under the RFL Purchase Facility was $80.9 million, subject to eligibility requirements and conditions precedent.

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

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through October 2, 2006. As of March 31, 2005, the remaining availability under the GE Purchase Facility was $86.4 million, subject to eligibility requirements and conditions precedent.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy proceeding or the like; (v) failing to maintain a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount;
(viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $185.0 million plus 50% of net income following June 30, 2004; (x) the ratio of our debt (excluding our subordinated debentures and, after the expiration of the funding period, up to $600.0 million of receivable-backed indebtedness) to Tangible Net Worth exceeding 2.25 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club to be less than approximately 623.6 million; (xiii) our ceasing to conduct the vacation ownership business and originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE;
(xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

The BB&T Purchase Facility. On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. BB&T earns a return equal to the commercial paper rate plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million on a revolving basis, the commitment for $40.0 million of which expires on July 5, 2005, and the remainder of which expires on December 30, 2005.

On March 31, 2005, we sold $44.9 million in vacation ownership receivables pursuant to the BB&T Purchase Facility for a cumulative purchase price of $38.2 million. As a result of this sale, we recognized a gain of $1.4 million and recorded a retained interest in notes receivable sold and a servicing asset of $7.8 million and $470,000, respectively. As of March 31, 2005, the remaining availability under the BB&T Purchase Facility was $101.8 million, subject to eligibility requirements and conditions precedent.

The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T's obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) our breach of the representations or warranties in the BB&T Purchase Facility; (ii) our failure to perform our covenants in the BB&T Purchase Facility, including, without limitation, a failure to pay principal or interest due to BB & T; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a materially adverse change to us since December 31, 2004; (v) the amount funded under the BB&T Purchase Facility exceeding the funding base; (vi) significant delinquencies or defaults on the receivables sold, or serviced by us generally; (vii) a payment default by us under any other borrowing arrangement when such arrangement is an obligation in excess of 5% of our tangible net worth or an event of default under any indenture, facility or agreement that causes or permits the holder of such obligation to cause such financing arrangement to become due and payable; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least 80% of our tangible net worth at December 31, 2003 plus 80% of any increase in our tangible net worth thereafter;
(x) the ratio of our debt to tangible net worth exceeding 3 to 1; or (xi) our failure to perform our servicing obligations.

We have chosen to monetize our receivables through the RFL Purchase Facility, the GE Purchase Facility, the BB&T Purchase Facility (collectively, the "Purchase Facilities") and, historically, other similar facilities, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement. The generally accepted accounting principles governing the sales of notes receivable are evolving and it is becoming more difficult to structure transactions in a manner that such transactions would be accounted for off-balance sheet. Should we become unable to obtain off-balance sheet treatment for future sales of receivables, while it would have minimal impact, if any, on our liquidity, it could have a material adverse impact on our quarterly results of operations and our debt level, which could adversely impact our compliance with debt covenants in current or future debt arrangements.

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

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                   December 31,            March 31,
                                                                       2004                  2005
                                                                   ---------------------------------
      On Balance Sheet:

      Retained interests in notes receivable sold                    $ 72,099              $ 80,473
      Servicing assets (included in other assets)                       3,357                 3,535

      Off Balance Sheet:
      Notes receivable sold without recourse                          326,076               357,198
      Principal balance owed to note receivable purchasers            297,122               314,155

                                                                      Three Months Ended
                                                                  --------------------------
      Income Statement:                                           March 31,       March 31,
                                                                    2004             2005
                                                                  --------------------------
      Gain on sales of notes receivable                            $ 2,380         $ 1,441
      Interest accretion on retained interests in notes
          receivable sold                                            1,838           1,663
      Servicing fee income                                           1,048           1,272
      Amortization of servicing assets                                (228)           (292)

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2013. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00% (6.86% at March 31, 2005). During the three months ended March 31, 2005, we pledged approximately $6.6 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $6.0 million in cash borrowings. As of March 31, 2005, $31.7 million was outstanding under the GMAC Receivables Facility.

The  GMAC  AD&C  Facility.  RFC  has  also  provided  us  with a  $75.0  million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2010, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75% (7.61% at March 31, 2005). Interest payments are due monthly. During the three months ended March 31, 2005, we borrowed $2.2 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. As of March 31, 2005, $29.9 million was outstanding under the GMAC AD&C Facility.

The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Principal is being repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. Receivable-backed borrowings under the Textron Facility bears interest at the prime lending rate plus 1.00%, subject to a 6.00% minimum interest rate. During the three months ended March 31, 2005, we borrowed $3.4 million collateralized by $3.7 million of vacation ownership receivables. As of March 31, 2005, $6.0 million was outstanding under the Textron Facility.

The RFL A&D Facility. On January 11, 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL

A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Resort. The total commitment under the RFL A&D Facility for the Daytona Resort is $14.7 million, the $5.2 million balance of which can be borrowed during 2005 to fund refurbishment of the Daytona Resort.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (7.00% at March 31,
2005), payable monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (6.00% at March 31, 2005) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (6.25% at March 31, 2005). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. We can borrow under the Foothill Facility through December 31, 2006. At March 31, 2005, the outstanding principal balance under this facility was approximately $8.6 million, approximately $3.4 million of which is collateralized by our Traditions of Braselton golf course community in Braselton, Georgia, $3.8 million of which related to Bluegreen Communities' receivables borrowings and $1.4 million of which related to Bluegreen Resorts' receivables borrowings. Outstanding indebtedness related to the Traditions of Braselton borrowing is due on March 10, 2006 and the maturity date for borrowings collateralized by receivables is December 31, 2008.

The GMAC Communities Facility. We have a $50.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen
Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); and Yellowstone Creek Ranch (Pueblo, Colorado). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 25, 2006. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 25, 2006. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (6.75% at March 31, 2005) and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of March 31, 2005, $1.6 million was outstanding under the GMAC Communities Facility. In April 2005, we borrowed an additional $9.0 million under the GMAC Communities Facility, approximately $2.4 million of which was used to repay a term loan with another financial institution.

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

Trust Preferred Debt

On March 15, 2005, one of our wholly-owned statutory business trusts, BST I, issued $22.5 million of trust preferred securities. BST I used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.16% through March 30, 2010 and thereafter at a floating rate of 4.90% over the 3-month LIBOR until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to BST I in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST I's common securities are nearly identical to the trust preferred securities.

On May 4, 2005, another of our wholly-owned statutory business trusts, BST II, issued $25.0 million of trust preferred securities. BST II used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.158% through July 30, 2010 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of July 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $774,000 to BST II in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST II's common securities are nearly identical to the trust preferred securities.

On May 10, 2005, another of our wholly-owned statutory business trusts, BST III, issued $10.0 million of trust preferred securities. BST III used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.193% through July 30, 2010 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of July 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $310,000 to BST III in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST III's common securities are nearly identical to the trust preferred securities.

The issuances of trust preferred securities were part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes and debt repayment.

We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2.00% (4.86% at March 31, 2005). Interest is due monthly and all outstanding amounts are due on June 30, 2006. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2005, no borrowings were outstanding under the line. There are an aggregate of $607,000 of irrevocable letters of credit under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2005. This line-of-credit is an available source of short-term liquidity for us, although we have not drawn any borrowings under this facility recently.

Commitments

Our material commitments as of March 31, 2005 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of March 31, 2005, by period due (in thousands):

                                                                                 Payments Due by Period
                                                       ----------------------------------------------------------------------
                                                         Less
                                                         than          1 -- 3         4 -- 5        After 5
         Contractual Obligations                        1 year          Years          Years          Years          Total
         -----------------------                        ------          -----          -----          -----          -----
      Receivable-backed notes payable                  $     --       $     --       $  8,615       $ 31,709       $ 40,324
      Lines-of-credit and notes payable                  29,191         36,069             28             --         65,288
      Junior subordinated debentures                         --             --             --         23,196         23,196(1)
      10.5% senior secured notes                             --             --        110,000             --        110,000(2)
      Noncancelable operating leases                      5,138          9,486          6,672          6,793         28,089
                                                       --------       --------       --------       --------       --------
      Total contractual obligations                    $ 34,329       $ 45,555       $125,315       $ 61,698       $266,897
                                                       ========       ========       ========       ========       ========

            (1) This amount excludes the May 4, 2005 issuance of an additional $25.8 million of junior subordinated debentures to one of our statutory business trusts in connection with a concurrent issuance by the trust of trust preferred securities. See also "Liquidity and Capital Resources - Trust Preferred Securities."

            (2) The Notes are redeemable at our option, in whole or in part, in cash, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices:
                  2005 -- 101.75% and 2006 and thereafter -- 100.00%.

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

As noted above, we have $607,000 in letters-of-credit outstanding at March 31, 2005, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire on December 31, 2005, were required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $20.2 million as of March 31, 2005. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $75.2 million as of March 31, 2005. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

During 2004, we executed various agreements with Carolinian Resort Development LLC ("CRD") to develop a vacation ownership resort in Myrtle Beach, South Carolina (the "Carolinian Resort"). CRD is obtaining zoning and other approvals (collectively, the "Approvals") for this project and is responsible for constructing the Carolinian Resort for sale to us upon its completion pursuant to plans and specifications agreed-upon by us. The purchase price of the completed Carolinian Resort is anticipated to be $20.6 million, $2.9 million of which has been paid by us as a deposit and is being held in escrow as of March 31, 2005. Should CRD default under the agreements governing the construction and sale of the Carolinian Resort to us, we may exercise certain remedies including termination of the agreements and receiving a refund for our deposit or obtaining specific performance. The Carolinian Resort is expected to be completed in November 2005. RFC has agreed to provide financing to us for the purchase of the Carolinian Resort under the GMAC AD&C Facility, and hence this borrowing would mature in November 2009. See "Liquidity and Capital Resources -- Credit Facilities for Bluegreen Resorts' Receivables and Inventories" for a discussion of the terms of the GMAC AD&C Facility.

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

Item 4. CONTROLS AND PROCEDURES

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

      b)    There has been no  change in our  internal  control  over  financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2005, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares.

Item 6. Exhibits

      Exhibits:

      10.1 Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee and the Administrative Trustees Named Herein as Administrative Trustees dated as of March 15, 2005.

      10.2 Junior Subordinated Indenture between Bluegreen Corporation and JPMorgan Chase Bank, National Association, as Trustee dated as of March 15, 2005.

      10.3 Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees Named Herein as Administrative Trustees dated as of May 4, 2005.

      10.4 Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 4, 2005.

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

                                             BLUEGREEN CORPORATION
                                                  (Registrant)


Date: May 6, 2005                       By:  /s/ George F. Donovan
                                             -----------------------------------
                                             George F. Donovan
                                             President and
                                             Chief Executive Officer


Date: May 6, 2005                       By:  /s/ Anthony M. Puleo
                                             -----------------------------------
                                             Anthony M. Puleo
                                             Senior Vice President,
                                             and Interim Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)