Form 10-Q
period 2005-06-30
BLUEGREEN CORP
filed 2005-08-09
CIK 778946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 5, 2005, there were 30,387,651 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Note: The terms “Bluegreen® ,” “Bluegreen Communities® ,” and “Bluegreen Vacation Club®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms “La Cabana Beach and Racquet Club™,” “The Hammocks at Marathon Resort™,” “Casa Del Mar Beach Resort™,” “Orlando’s Sunshine Resort™,” “Solara Surfside Resort™,” “Mountain Run at Boyne™,” “The Falls Village Resort™,” “Bluegreen Wilderness Club™ at Big Cedar®  Wilderness,” “The Lodge Alley Inn™,” “Harbour Lights Resort™,” “Shore Crest Vacation Villas™,” “Laurel Crest Resort™,” “MountainLoft Resort™,” “Shenandoah Crossing Resort™,” “Christmas Mountain Village™,” ”The Fountains Resort ™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Mountain Springs Ranch™,” “Saddle Creek Forest™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” and “Preserve at Jordan Lake™” are trademarks or service marks of Bluegreen Corporation in the United States.

The term “Big Cedar®” is registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “Bass Pro Shops®” is registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.

All other marks are registered marks of their respective owners.
2

PART I	-	FINANCIAL INFORMATION
Item 1.		Financial Statements

BLUEGREEN CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	December 31, 2004	June 30, 2005

	(Note)	(Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $19,396 and $20,877 at December 31, 2004 and June 30, 2005, respectively)	$98,538	$94,217
Contracts receivable, net	28,085	54,396
Notes receivable, net	121,949	113,275
Prepaid expenses	7,810	7,742
Other assets	22,359	25,653
Inventory, net	205,213	200,685
Retained interests in notes receivable sold	72,099	86,134
Property and equipment, net	74,244	78,318
Intangible assets and goodwill	4,512	4,415

Total assets	$634,809	$664,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$11,552	$12,609
Accrued liabilities and other	44,351	46,855
Deferred income	24,235	37,173
Deferred income taxes	58,150	71,657
Receivable-backed notes payable	43,696	39,975
Lines-of-credit and notes payable	71,949	47,076
10.50% senior secured notes payable	110,000	55,000
Junior subordinated debentures	—	59,280

Total liabilities	363,933	369,625

Minority interest	6,009	7,730

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 32,990 and 33,118 shares issued at December 31, 2004 and June 30, 2005, respectively	330	331
Additional paid-in capital	167,408	168,446
Treasury stock, 2,756 common shares at December 31, 2004 and June 30, 2005, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	832	1,625
Retained earnings	109,182	129,963

Total shareholders’ equity	264,867	287,480

Total liabilities and shareholders’ equity	$634,809	$664,835

Note:

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.
3

BLUEGREEN CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,

	2004	2005

Revenues:
Sales of real estate	$128,314	$159,208
Other resort and communities operations revenue	17,725	18,768
Interest income	4,720	5,683
Gain on sales of notes receivable	1,216	1,611
Other income	236	—

	152,211	185,270
Costs and expenses:
Cost of real estate sales	43,826	51,109
Cost of other resort and communities operations	18,563	19,363
Selling, general and administrative expenses	66,392	81,313
Interest expense	4,098	3,582
Provision for loan losses	3,029	2,836
Other expense	—	2,827

	135,908	161,030

Income before minority interest and provision for income taxes	16,303	24,240
Minority interest in income of consolidated subsidiary	1,503	948

Income before provision for income taxes	14,800	23,292
Provision for income taxes	5,698	8,967

Net income	$9,102	$14,325

Income per common share:
Basic	$0.35	$0.47

Diluted	$0.31	$0.46

Weighted average number of common and common equivalent shares:
Basic	26,082	30,346

Diluted	30,679	31,188

See accompanying notes to condensed consolidated financial statements.
4

BLUEGREEN CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Six Months Ended June 30,

	2004	2005

Revenues:
Sales of real estate	$214,505	$263,229
Other resort and communities operations revenue	31,277	36,812
Interest income	9,741	12,225
Gain on sales of notes receivable	3,596	3,052
Other income	35	—

	259,154	315,318
Costs and expenses:
Cost of real estate sales	73,066	83,996
Cost of other resort and communities operations	32,476	38,999
Selling, general and administrative expenses	116,841	143,346
Interest expense	8,097	6,797
Provision for loan losses	3,899	2,983
Other expense	—	3,685

	234,379	279,806

Income before minority interest and provision for income taxes	24,775	35,512
Minority interest in income of consolidated subsidiary	2,332	1,721

Income before provision for income taxes	22,443	33,791
Provision for income taxes	8,641	13,010

Net income	$13,802	$20,781

Income per common share:
Basic	$0.54	$0.69

Diluted	$0.47	$0.67

Weighted average number of common and common equivalent shares:
Basic	25,636	30,332

Diluted	30,518	31,246

See accompanying notes to condensed consolidated financial statements.
5

BLUEGREEN CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,

	2004	2005

Operating activities:
Net income	$13,802	$20,781
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiary	2,332	1,721
Depreciation and amortization	7,048	10,003
Gain on sales of notes receivable	(3,596)	(3,052)
Loss on disposal of property and equipment	32	6
Provision for loan losses	3,899	2,983
Provision for deferred income taxes	8,641	13,010
Interest accretion on retained interests in notes receivable sold	(2,866)	(1,993)
Other non-cash charges	—	288
Proceeds from sales of notes receivable	51,620	76,388
Proceeds from borrowings collateralized by notes receivable	6,928	20,459
Payments on borrowings collateralized by notes receivable	(5,488)	(25,480)
Change in operating assets and liabilities:
Contracts receivable	(12,354)	(26,311)
Notes receivable	(76,700)	(89,075)
Inventory	14,874	21,798
Prepaid expenses and other assets	(1,098)	(2,805)
Accounts payable, accrued liabilities and other	9,057	18,304

Net cash provided by operating activities	16,131	37,025

Investing activities:
Purchases of property and equipment	(9,955)	(9,721)
Sales of property and equipment	8	2
Installment payments on business acquisition	(325)	(500)
Investments in statutory business trusts	—	(1,780)
Cash received from retained interests in notes receivable sold	9,114	5,118

Net cash used by investing activities	(1,158)	(6,881)

Financing activities:
Borrowings under line-of-credit facilities and other notes payable	23,179	11,219
Payments under line-of-credit facilities and other notes payable	(44,798)	(48,081)
Payments on 10.50% senior secured notes	—	(55,000)
Proceeds from issuance of junior subordinated debentures	—	59,280
Payment of debt issuance costs	(972)	(2,629)
Proceeds from exercise of stock options	2,311	746

Net cash used by financing activities	(20,280)	(34,465)

Net decrease in cash and cash equivalents	(5,307)	(4,321)
Cash and cash equivalents at beginning of period	53,647	98,538

Cash and cash equivalents at end of period	48,340	94,217
Restricted cash and cash equivalents at end of period	(16,066)	(20,877)

Unrestricted cash and cash equivalents at end of period	$32,274	$73,340

BLUEGREEN CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued) (In thousands) (Unaudited)

	Six Months Ended June 30,

	2004	2005

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$798	$11,710

Inventory acquired through foreclosure or deedback in lieu of foreclosure	$4,700	$5,560

Property and equipment acquired through financing	$175	$279

Retained interests in notes receivable sold	$12,202	$15,870

Net change in unrealized gains and losses in retained interests in notes receivable sold	$246	$1,290

Settlement of business acquisition purchase price	$1,175	$—

Conversion of 8.25% convertible subordinated debentures	$6,364	$—

See accompanying notes to condensed consolidated financial statements.
7

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005 (Unaudited)

1.  Organization and Significant Accounting Policies

      We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Organization

      We provide leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in any of our resorts entitle the buyer to an annual allotment of “points” in perpetuity (supported by an underlying deeded vacation ownership interest being held in trust for the buyer) in our Bluegreen Vacation Club. Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 18 resorts located in the United States and Aruba, 16 of which have active sales offices. We also sell VOIs at five off-site sales offices located in the United States. Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the six months ended June 30, 2005, sales generated by Bluegreen Resorts comprised approximately 62% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 38% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

      Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Joint Venture”), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture’s activities and have majority voting control of the Joint Venture’s management committee. Additionally, we do not consolidate our wholly-owned statutory business trusts (see Note 4) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

      United States generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      We have made certain reclassifications of prior period amounts to conform to the current period presentation.

Earnings Per Common Share

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. There were no anti-dilutive stock options during the three and six months ended June 30, 2004 and 2005.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Basic earnings per share – numerator:
Net income	$9,102	$14,325	$13,802	$20,781

Diluted earnings per share – numerator:
Net income – basic	$9,102	$14,325	$13,802	$20,781
Effect of dilutive securities, net of income taxes	338	—	657	—

Net income – diluted	$9,440	$14,325	$14,459	$20,781

Denominator:
Denominator for basic earnings per share - weighted-average shares	26,082	30,346	25,636	30,332

Effect of dilutive securities:
Stock options	1,101	842	1,080	914
Convertible securities	3,496	—	3,802	—

Dilutive potential common shares	4,597	842	4,882	914

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	30,679	31,188	30,518	31,246

Basic earnings per common share	$0.35	$0.47	$0.54	$0.69

Diluted earnings per common share	$0.31	$0.46	$0.47	$0.67

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

       We measure the fair value of the retained interests in the notes receivable sold initially and periodically based on the present value of future expected cash flows estimated using our best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. We revalue our retained interests in notes receivable sold on a quarterly basis.

       Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, encourages, but does not currently require companies to record compensation cost for employee stock options at fair value. We continue to account for our employee stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for our employee stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price of the option.

      Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were 40,000 stock options granted to our non-employee directors during the six months ended June 30, 2004. There were no stock options granted to our employees or non-employee directors during the six months ended June 30, 2005.

      On July 1, 2005, our Board of Directors granted 36,300 stock options to certain of our non-employee directors. On July 20, 2005, our Board of Directors also granted 668,000 stock options to employees and 100,000 stock options to certain non-employee directors not previously granted options. All stock options granted during July 2005 were granted with an exercise price equal to the closing price of our common stock on the date of grant.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures are not likely to be representative of the effects on reported pro forma net income for future years, due to the impact of the staggered vesting periods of our stock option grants. Our pro forma information is as follows (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Net income, as reported	$9,102	$14,325	$13,802	$20,781

Pro forma stock-based employee compensation cost, net of income taxes	(138)	(61)	(202)	(122)

Pro forma net income	$8,964	$14,264	$13,600	$20,659

Earnings per share, as reported:
Basic	$0.35	$0.47	$0.54	$0.69

Diluted	$0.31	$0.46	$0.47	$0.67
Pro forma earnings per share:
Basic	$0.34	$0.47	$0.53	$0.68

Diluted	$0.30	$0.46	$0.47	$0.66

                See “Recent Accounting Pronouncements” for a discussion of SFAS No. 123 (revision) which we anticipate adopting as of January 1, 2006.

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Net income	$9,102	$14,325	$13,802	$20,781

Net unrealized gains on retained interests in notes receivable sold, net of income taxes	496	338	152	793

Total comprehensive income	$9,598	$14,663	$13,954	$21,574

Recent Accounting Pronouncements

In December 2004, the FASB issued (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The revised statement supersedes APB No. 25, Accounting for Stock-Based Compensation, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in the revised statement is similar to the approach described in SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will become effective for us on January 1, 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the revised statement’s fair value method will likely have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of the revised statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted the revised statement in the periods presented, the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above (see “Stock Based Compensation”). The revised statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been material.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in cost estimate, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners’ associations and upgrade and reload transactions. The new standard will also require a change in the classification of our provision for loan losses for vacation ownership receivables that are currently recorded as an expense, requiring that such amount be reflected as a reduction of revenue. While many of the provisions in the standard are consistent with our existing accounting treatment, we anticipate that the required treatment of sales incentives, and other similarly treated items, will require us to defer the sales recognition of VOI sales financed by the Company until such time that the buyer’s initial and continuing investment are adequate as defined by the standard. We have not yet completed our evaluation of the likely impact of this complex standard on our financial position or results of operations, nor have we completed our evaluation of actions that may mitigate such impact. The Company will adopt the provisions of SFAS No. 152 and SOP 04-2 effective January 1, 2006 and anticipates recording an after tax charge on such date as a cumulative effect of a change in accounting principle, which may be material.

2. Sales of Notes Receivable

      On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the “BB&T Purchase Facility”) with Branch Banking and Trust Company (“BB&T”). The BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary (“BRFC IX”), and BRFC IX sells the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase; and, fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or LIBOR, as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which is being expensed over the funding period of the BB&T Purchase Facility. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million, the commitment for $40.0 million of which expired on July 5, 2005, and the remainder of which expires on December 30, 2005. The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T’s obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreement.

      On March 31, 2005, we sold $44.9 million of aggregate principal balance of notes receivable under the BB&T Purchase Facility for a cumulative purchase price of $38.2 million. In connection with this transaction, we recognized an aggregate gain of $1.4 million and recorded a retained interest in notes receivable sold of $7.8 million and a servicing asset totaling $0.5 million. On June 28, 2005, we sold an additional $45.0 million of aggregate principal balance of notes receivable under the BB&T Purchase Facility for a cumulative purchase price of $38.2 million. In connection with this transaction, we recognized an aggregate gain of $1.6 million and recorded a retained interest in notes receivable sold of $8.1 million and a servicing asset totaling $0.5 million.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for both the March 31, and June 28 transactions: prepayment rates ranging from 17% to 14% per annum as the portfolios mature; loss severity rate of 45%; default rates ranging from 9% to 1% per annum as the portfolios mature; and a discount rate of 12%.

      As of July 5, 2005, the remaining availability under the BB&T Purchase Facility was $61.7 million, subject to eligibility requirements and conditions precedent.

3. Lines-of-Credit and Notes Payable

    On January 11, 2005, we entered into a $50.0 million revolving credit facility with Resort Finance, LLC (“RFL”). Borrowings from this facility (“RFL A&D Facility”) will be used to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners’ associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Surfside Inn & Suites resort, which has been renamed Daytona Seabreeze, in Daytona Beach, Florida (the “Daytona Resort”). As of June 30, 2005, the total commitment under the RFL A&D Facility for the Daytona Resort was $14.7 million, the $5.2 million balance of which can be borrowed during 2005 to fund refurbishment of the Daytona Resort.

4. Trust Preferred Securities Offerings

    We have formed statutory business trusts (collectively, the “Trusts”) an each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at June 30, 2005 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity To Trust	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

Bluegreen Statutory Trust I	$23,196	$696	3/15/05	9.160%	LIBOR + 4.90%	3/30/10	3/30/35

Bluegreen Statutory Trust II	25,774	774	5/4/05	9.158%	LIBOR + 4.85%	7/30/10	7/30/35

Bluegreen Statutory Trust III	10,310	310	5/10/05	9.193%	LIBOR + 4.85%	7/30/10	7/30/35

	$59,280	$1,780

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

5.  Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering (the “Offering”) of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the “Notes”). On June 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. In connection with the redemption, we recorded a charge of approximately $1.7 million representing the prepayment penalty and a proportionate share of the debt issuance costs related to the principal amount of the redeemed Notes. The remaining balance of debt issuance costs will continue to be amortized through the maturity date of the Notes.

      None of the assets of Bluegreen Corporation secures its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the “Subsidiary Guarantors”), with the exception of Bluegreen/Big Cedar Vacations, LLC, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly by us. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

CONDENSED CONSOLIDATING BALANCE SHEETS (In thousands)

	December 31, 2004

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$70,256	$16,766	$11,516	$—	$98,538
Contracts receivable, net	—	1,365	26,720	—	28,085
Intercompany receivable	73,778	—	—	(73,778)	—
Notes receivable, net	—	31,958	89,991	—	121,949
Inventory, net	—	20,605	184,608	—	205,213
Retained interests in notes receivable sold	—	72,099	—	—	72,099
Property and equipment, net	15,084	2,013	57,147	—	74,244
Investments in subsidiaries	213,011	—	3,230	(216,241)	—
Other assets	2,645	9,150	22,886	—	34,681

Total assets	$374,774	$153,956	$396,098	$(290,019)	$634,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$12,353	$14,845	$52,940	$—	$80,138
Intercompany payable	—	6,557	67,221	(73,778)	—
Deferred income taxes	(18,683)	34,210	42,623	—	58,150
Lines-of-credit and notes payable	6,237	26,141	83,267	—	115,645
10.50% senior secured notes payable	110,000	—	—	—	110,000

Total liabilities	109,907	81,753	246,051	(73,778)	363,933
Minority interest	—	—	—	6,009	6,009
Total shareholders’ equity	264,867	72,203	150,047	(222,250)	264,867

Total liabilities and shareholders’ equity	$374,774	$153,956	$396,098	$(290,019)	$634,809

	June 30, 2005 (Unaudited)

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$53,850	$24,250	$16,117	$—	$94,217
Contracts receivable, net	—	3,050	51,346	—	54,396
Intercompany receivable	95,642	—	—	(95,642)	—
Notes receivable, net	—	36,257	77,018	—	113,275
Inventory, net	—	21,612	179,073	—	200,685
Retained interests in notes receivable sold	—	86,134	—	—	86,134
Property and equipment, net	13,815	1,589	62,914	—	78,318
Investments in subsidiaries	232,365	—	3,230	(235,595)	—
Other assets	6,523	8,056	23,231	—	37,810

Total assets	$402,195	$180,948	$412,929	$(331,237)	$664,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$11,745	$17,520	$67,372	$—	$96,637
Intercompany payable	—	13,818	81,824	(95,642)	—
Deferred income taxes	(17,318)	38,682	50,288	—	71,657
Lines-of-credit and notes payable	6,003	29,873	51,175	—	87,051
10.50% senior secured notes payable	55,000	—	—	—	55,000
Junior subordinated debentures	59,280	—	—	—	59,280

Total liabilities	114,715	99,893	250,659	(95,642)	369,625
Minority interest	—	—	—	7,730	7,730
Total shareholders’ equity	287,480	81,055	162,270	(243,325)	287,480

Total liabilities and shareholders’ equity	$402,195	$180,948	$412,929	$(331,237)	$664,835

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (In thousands) (Unaudited)

	Three Months Ended June 30, 2004

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$13,364	$114,950	$—	$128,314
Other resort and communities operations revenue	—	2,265	15,460	—	17,725
Management fees	13,724	—	—	(13,724)	—
Equity income from subsidiaries	8,466	—	—	(8,466)	—
Interest income	60	1,986	2,674	—	4,720
Gain on sale of notes receivable	—	1,216	—	—	1,216
Other income (expense), net	(11)	16	231	—	236

	22,239	18,847	133,315	(22,190)	152,211

COSTS AND EXPENSES
Cost of real estate sales	—	3,315	40,511	—	43,826
Cost of other resort and communities operations	—	1,706	16,857	—	18,563
Management fees	—	279	13,445	(13,724)	—
Selling, general and administrative expenses	10,301	6,544	49,547	—	66,392
Interest expense	2,439	299	1,360	—	4,098
Provision for loan losses	—	164	2,865	—	3,029

	12,740	12,307	124,585	(13,724)	135,908

Income before minority interest and provision for income taxes	9,499	6,540	8,730	(8,466)	16,303
Minority interest in income of consolidated subsidiary	—	—	—	1,503	1,503

Income before provision for income taxes	9,499	6,540	8,730	(9,969)	14,800
Provision for income taxes	397	1,923	3,378	—	5,698

Net income	$9,102	$4,617	$5,352	$(9,969)	$9,102

	Three Months Ended June 30, 2005

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$13,371	$145,837	$—	$159,208
Other resort and communities operations revenue	—	3,390	15,378	—	18,768
Management fees	16,772	—	—	(16,772)	—
Equity income from subsidiaries	12,421	—	—	(12,421)	—
Interest income	529	1,660	3,494	—	5,683
Gain on sales of notes receivable	—	1,611	—	—	1,611

	29,722	20,032	164,709	(29,193)	185,270

COSTS AND EXPENSES
Cost of real estate sales	—	3,847	47,262	—	51,109
Cost of other resort and communities operations	—	1,311	18,052	—	19,363
Management fees	—	301	16,471	(16,772)	—
Selling, general and administrative expenses	10,941	7,039	63,333	—	81,313
Interest expense	1,487	664	1,431	—	3,582
Provision for loan losses	—	570	2,266	—	2,836
Other expense (income)	1,798	892	137	—	2,827

	14,226	14,624	148,952	(16,772)	161,030

Income before minority interest and provision for income taxes	15,496	5,408	15,757	(12,421)	24,240
Minority interest in income of consolidated subsidiary	—	—	—	948	948

Income before provision for income taxes	15,496	5,408	15,757	(13,369)	23,292
Provision for income taxes	1,173	1,722	6,072	—	8,967

Net income	$14,323	$3,686	$9,685	$(13,369)	$14,325

	Six Months Ended June 30, 2004

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$21,671	$192,834	$—	$214,505
Other resort and communities operations revenue	—	4,314	26,963	—	31,277
Management fees	23,092	—	(23,092)	—	—
Equity income from subsidiaries	14,123	—	(14,123)	—	—
Interest income	157	4,673	4,911	—	9,741
Gain on sales of notes receivable	—	3,596	—	—	3,596
Other income (expense), net	(340)	(316)	691	—	35

	37,032	33,938	225,399	(37,215)	259,154

COSTS AND EXPENSES
Cost of real estate sales	—	5,102	67,964	—	73,066
Cost of other resort and communities operations	—	2,519	29,957	—	32,476
Management fees	—	477	22,615	(23,092)	—
Selling, general and administrative expenses	18,438	11,485	86,918	—	116,841
Interest expense	4,994	688	2,415	—	8,097
Provision for loan losses	—	438	3,461	—	3,899

	23,432	20,709	213,330	(23,092)	234,379

Income before minority interest and provision (benefit) for income taxes	13,600	13,229	12,069	(14,123)	24,775
Minority interest in income of consolidated subsidiary	—	—	—	2,332	2,332

Income before provision (benefit) for income taxes	13,600	13,229	12,069	(16,455)	22,443
Provision (benefit) for income taxes	(202)	4,180	4,663	—	8,641

Net income	$13,802	$9,049	$7,406	$(16,455)	$13,802

	Six Months Ended June 30, 2005

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$22,927	$240,302	$—	$263,229
Other resort andcommunities operations revenue	—	6,590	30,222	—	36,812
Management fees	28,310	—	—	(28,310)	—
Equity income from subsidiaries	18,562	—	—	(18,562)	—
Interest income	735	4,568	6,922	—	12,225
Gain on sales of notes receivable	—	3,052	—	—	3,052

	47,607	37,137	277,446	(46,872)	315,318

COSTS AND EXPENSES
Cost of real estate sales	—	6,427	77,569	—	83,996
Cost of other resort and communities operations	—	2,418	36,581	—	38,999
Management fees	—	565	27,745	(28,310)	—
Selling, general and administrative expenses	21,043	12,081	110,222	—	143,346
Interest expense	2,661	1,208	2,928	—	6,797
Provision for loan losses	—	717	2,266	—	2,983
Other expense, net	1,752	1,687	246	—	3,685

	25,456	25,103	257,557	(28,310)	279,806

Income before minority interest and provision for income taxes	22,151	12,034	19,889	(18,562)	35,512
Minority interest in income of consolidated subsidiary	—	—	—	1,721	1,721

Income before provision for income taxes	22,151	12,034	19,889	(20,283)	33,791
Provision for income taxes	1,370	3,975	7,665	—	13,010

Net income	$20,781	$8,059	$12,224	$(20,283)	$20,781

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30, 2004

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Consolidated

Operating activities:
Net cash provided (used) by operating activities	$(8,765)	$(6,102)	$30,998	$16,131

Investing activities:
Purchases of property and equipment	(2,925)	(304)	(6,726)	(9,955)
Sales of property and equipment	—	—	8	8
Installment payments on business acquisition	—	—	(325)	(325)
Cash received from retained interests in notes receivable sold	—	9,114	—	9,114

Net cash (used) provided by investing activities	(2,925)	8,810	(7,043)	(1,158)

Financing activities:
Proceeds from borrowings under line-of-credit facilities and notes payable	—	3,179	20,000	23,179
Payments under line-of-credit facilities and notes payable	(302)	(4,696)	(39,800)	(44,798)
Payment of debt issuance costs	—	—	(972)	(972)
Proceeds from exercise of stock options	2,311	—	—	2,311

Net cash (used) provided by financing activities	2,009	(1,517)	(20,772)	(20,280)

Net (decrease) increase in cash and cash equivalents	(9,681)	1,191	3,183	(5,307)
Cash and cash equivalents at beginning of period	29,872	8,716	15,059	53,647

Cash and cash equivalents at end of period	20,191	9,907	18,242	48,340
Restricted cash and cash equivalents at end of period	(173)	229	(16,122)	(16,066)

Unrestricted cash and cash equivalents at end of period	$20,018	$10,136	$2,120	$32,274

	Six Months Ended June 30, 2005

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Consolidated

Operating activities:
Net cash (used) provided by operating activities	$(16,930)	$3,307	$50,648	$37,025

Investing activities:
Purchases of property and equipment	(442)	(53)	(9,226)	(9,721)
Sales of property and equipment	—	—	2	2
Installment payments on business acquisition	—	—	(500)	(500)
Investment in statutory business trust	(1,780)	—	—	(1,780)
Cash received from retained interests in notes receivable sold	—	5,118	—	5,118

Net cash (used) provided by investing activities	(2,222)	5,065	(9,724)	(6,881)

Financing activities:
Borrowings under line-of-credit facilities and notes payable	11,219	—	—	11,219
Payments under line-of-credit facilities and notes payable	(11,685)	(851)	(35,545)	(48,081)
Redemption of 10.50% senior secured notes payable	(55,000)	—	—	(55,000)
Proceeds from issuance of junior subordinated debentures	59,280	—	—	59,280
Payment of debt issuance costs	(1,814)	(37)	(778)	(2,629)
Proceeds from exercise of stock options	746	—	—	746

Net cash (used) provided by financing activities	2,746	(888)	(36,323)	(34,465)

Net (decrease) increase in cash and cash equivalents	(16,406)	7,484	4,601	(4,321)
Cash and cash equivalents at beginning of period	70,256	16,766	11,516	98,538

Cash and cash equivalents at end of period	53,850	24,250	16,117	94,217
Restricted cash and cash equivalents at end of period	(173)	(6,709)	(13,995)	(20,877)

Unrestricted cash and cash equivalents at end of period	$53,677	$17,541	$2,122	$73,340

6. Business Segments

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

	Bluegreen Resorts	Bluegreen Communities	Totals

For the three months ended June 30, 2004
Sales of real estate	$86,637	$41,677	$128,314
Other resort and communities operations revenue	15,400	2,325	17,725
Depreciation expense	1,200	457	1,657
Field operating profit	15,826	7,370	23,196

For the three months ended June 30, 2005
Sales of real estate	$97,019	$62,189	$159,208
Other resort and communities operations revenue	15,656	3,112	18,768
Depreciation expense	1,731	425	2,156
Field operating profit	17,287	17,954	35,241

For the six months ended June 30, 2004
Sales of real estate	$139,784	$74,721	$214,505
Other resort and communities operations revenue	27,605	3,672	31,277
Depreciation expense	2,302	914	3,216
Field operating profit	24,035	12,589	36,624

For the six months ended June 30, 2005
Sales of real estate	$162,663	$100,566	$263,229
Other resort and communities operations revenue	32,218	4,594	36,812
Depreciation expense	3,407	843	4,250
Field operating profit	27,673	25,687	53,360

Net inventory by business segment:

	December 31, 2004	June 30, 2005

Bluegreen Resorts	$126,238	$148,365
Bluegreen Communities	78,975	52,320

Total	$205,213	$200,685

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Field operating profit for reportable segments	$23,196	$35,241	$36,624	$53,360
Interest income	4,720	5,683	9,741	12,225

Gain on sales of notes receivable	1,216	1,611	3,596	3,052
Other income (expense)	236	(2,827)	35	(3,685)

Corporate general and administrative expenses	(5,938)	(9,050)	(13,225)	(19,660)

Interest expense	(4,098)	(3,582)	(8,097)	(6,797)
Provision for loan losses	(3,029)	(2,836)	(3,899)	(2,983)

Consolidated income before minority interest and provision for income taxes	$16,303	$24,240	$24,775	$35,512

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Reform Act of 1995 (the “Act”) and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations, results of claims or litigation pending or brought against us in the future and other factors discussed throughout our SEC filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general “risk factors” with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report are not exclusive and in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

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

•	We may not successfully execute our growth strategy and we may face additional risks as we expand into new markets.

•	We may face a variety of risks when we expand our operations.

•	Excessive claims for development-related defects could adversely affect our financial condition and operating results.

•	The limited resale market for VOIs could adversely affect our business.

•	Extensive federal, state and local laws and regulations affect the way we conduct our business.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•
Anticipated changes in United States generally accepted accounting principles, especially those related to our resorts business and sales of notes receivable, could have a material adverse impact on our results of operations.

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

We do not believe that inflation and changing prices have historically had a material impact on our revenues and results of operations. However, we continually review and have historically increased the sales prices of our VOIs annually and construction costs have increased and are expected to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross profit. To the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected, including interest cost on our vacation ownership receivables purchase facilities.

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

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “Vacation Ownership Receivables Purchase Facilities –Off Balance Sheet Arrangements,” below.

We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be in a position to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-

Oxley Act of 2002. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Three Months Ended June 30, 2004
Sales of real estate	$86,637	100%	$41,677	100%	$128,314	100%
Cost of real estate sales	(20,747)	(24)	(23,079)	(55)	(43,826)	(34)

Gross profit	65,890	76	18,598	45	84,488	66
Other resort and communities operations revenues	15,400	18	2,325	6	17,725	14
Cost of other resort and communities operations	(16,599)	(19)	(1,964)	(5)	(18,563)	(14)
Selling and marketing expenses	(45,033)	(52)	(8,747)	(21)	(53,780)	(42)
Field general and administrative expenses (1)	(3,832)	(4)	(2,842)	(7)	(6,674)	(5)

Field Operating Profit	$15,826	18%	$7,370	18%	$23,196	18%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

		(dollars in thousands)
Three Months Ended June 30, 2005
Sales of real estate	$97,019	100%	$62,189	100%	$159,208	100%

Cost of real estate sales	(19,895)	(21)	(31,214)	(50)	(51,109)	(32)

Gross profit	77,124	79	30,975	50	108,099	68
Other resort and communities operations revenues	15,656	16	3,112	5	18,768	12
Cost of other resort and communities operations	(16,995)	(18)	(2,368)	(4)	(19,363)	(12)
Selling and marketing expenses	(53,115)	(55)	(10,447)	(17)	(63,562)	(40)
Field general and administrative expenses(1)	(5,383)	(6)	(3,318)	(5)	(8,701)	(6)

Field Operating Profit	$17,287	18%	$17,954	29%	$35,241	22%

Six Months Ended June 30, 2004

Sales of real estate	$139,784	100%	$74,721	100%	$214,505	100%
Cost of real estate sales	(31,606)	(23)	(41,460)	(55)	(73,066)	(34)

Gross profit	108,178	77	33,261	45	141,439	66
Other resort and communities operations revenues	27,605	20	3,672	5	31,277	15
Cost of other resort and communities operations	(29,041)	(21)	(3,435)	(5)	(32,476)	(15)
Selling and marketing expenses	(74,568)	(53)	(15,545)	(21)	(90,113)	(42)
Field general and administrative expenses (1)	(8,139)	(6)	(5,364)	(7)	(13,503)	(6)

Field Operating Profit	$24,035	17%	$12,589	17%	$36,624	17%

Six Months Ended June 30, 2005

Sales of real estate	$162,663	100%	$100,566	100%	$263,229	100%
Cost of real estate sales	(33,090)	(20)	(50,906)	(51)	(83,996)	(32)

Gross profit	129,573	80	49,660	49	179,233	68
Other resort and communities operations revenues	32,218	20	4,594	5	36,812	14
Cost of other resort and communities operations	(35,094)	(22)	(3,905)	(4)	(38,999)	(15)
Selling and marketing expenses	(89,824)	(55)	(18,484)	(18)	(108,308)	(41)
Field general and administrative expenses (1)	(9,200)	(6)	(6,178)	(6)	(15,378)	(6)

Field Operating Profit	$27,673	17%	$25,687	26%	$53,360	20%

(1)
General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $5.9 million for the three months ended June 30, 2004 and $9.1 million for the three months ended June 30, 2005. Corporate general and administrative expenses totaled $13.2 million for the six months ended June 30, 2004 and $19.7 million for the six months ended June 30, 2005. See “Corporate General and Administrative Expenses,” below, for further discussion.

Sales and Field Operations.  Consolidated sales increased $30.9 million or 24% from $128.3 million during the three months ended June 30, 2004 to $159.2 million during the three months ended June 30, 2005. Consolidated sales increased 23% from $214.5 million during the six months ended June 30, 2004 to $263.2 million during the six months ended June 30, 2005.

Bluegreen Resorts.   During the three months ended June 30, 2004 and June 30, 2005, sales of VOIs contributed $86.6 million (68%) and $97.0 million (61%) of our total consolidated sales, respectively. During the six months ended June 30, 2004 and June 30, 2005, sales of VOIs contributed $139.8 million (65%) and $162.7 million (62%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Number of VOI sales transactions	8,570	10,169	14,523	16,858
Average sales price per transaction	$10,123	$9,898	$9,957	$9,992
Gross margin	76%	80%	77%	80%

The $10.4 million or 12% increase in Bluegreen Resorts’ sales during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, was due primarily to same-site sales increases at our various sales offices. Same-site sales increased by approximately $6.2 million or 7% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The same-site sales increase was primarily attributable to the increase in sales at The Fountains resort, located in Orlando, Florida. The Fountains, which commenced sales operations in December 2003, generated $9.3 million in sales during the three months ended June 30, 2005 as compared to $3.4 million during the three months ended June 30, 2004. Sales also increased due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by our existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 12% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This, combined with a 12% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 72,000 prospects during the three months ended June 30, 2004 to approximately 81,000 prospects during the three months ended June 30, 2005 and a relatively consistent sale-to-tour conversion ratio during these periods, significantly contributed to the overall sales increase during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our three new sales sites, an offsite sales office in Dallas, Texas (opened in October 2004), an offsite sales office in King of Prussia, Pennsylvania (opened in March 2005), and The Hammocks at Marathon in Marathon, Florida (opened in August 2004).

The $22.9 million or 16% increase in Bluegreen Resorts’ sales during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was due primarily to same-site sales increases at our various sales offices. Same-site sales increased by approximately $16.6 million or 12% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The same-site sales increase was primarily attributable to the increase in sales at The Fountains resort, which generated $14.9 million in sales during the six months ended June 30, 2005 as compared to $5.2 million during the six months ended June 30, 2004. The sales increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base and to sales prospects referred to us by our existing Bluegreen Vacation Club owners and other prospects. Sales to owner and referral prospects increased by 16% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This, combined with a 11% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 121,000 prospects during the six months ended June 30, 2004 to approximately 134,000 prospects during the six months ended June 30, 2005 and a relatively consistent sale-to-tour conversion ratio during these periods significantly contributed to the overall sales increase during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our three new sales sites, as described above.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts’ gross margin more typically ranges between 75% and 77%. During the three and six months ended June 30, 2005, our gross margin was favorably impacted by the sale of relatively lower cost VOIs acquired through opportunistic acquisitions in 2003. Approximately 144 condominium units from which we will sell vacation ownership units were constructed and became available for sale at the beginning of 2005 at the Fountains resort, one of our opportunistic 2003 acquisitions which favorably impacted our gross margin during the three and six months ended June 30, 2005. We anticipate that our gross margin will return to historical levels in the future.

Other resort operations revenues remained consistent during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and increased $4.6 million or 17% during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increase during the six months ended June 30, 2005 as compared to the same period the prior year was due primarily to increases in revenues from our mini-vacation sales, vacation ownership tour and lead generation business, as well as fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales.

Cost of other resort operations remained consistent during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and increased $6.1 million or 21% during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increase in the cost of other resort operations during the six months ended June 30, 2005 was due primarily to increases in the related revenues discussed above as well as due to higher subsidies incurred relative to the property owners’ associations that maintain our resorts. These subsidies increased in the aggregate due to the increase in our VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $8.1 million or 18% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. During the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, selling and marketing expenses for Bluegreen Resorts increased $15.3 million or 20%. These increases were primarily related to the increase in sales, as most of these expenses are variable with sales. As a percentage of sales, selling and marketing expenses increased to approximately 55% during both the three and six months ended June 30, 2005 as compared to 52% and 53% of sales during the three and six months ended June 30, 2004, respectively, primarily a result of start-up marketing costs incurred at our new sales offices.

We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurances can be given that selling and marketing expenses will not continue to increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $1.6 million or 40% during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Field general and administrative expenses for Bluegreen Resorts increased $1.1 million or 13% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in field general and administrative expenses was primarily a result of the cost of operating additional sales offices.

As of December 31, 2004 and June 30, 2005, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. As discussed in further detail in the Notes to Condensed Consolidated Financial Statements, the adoption of a new accounting pronouncement, effective January 1, 2006, will change our treatment of sales incentives and other similarly treated items and will result in the deferral of sales recognition of VOI sales financed by the Company.

Bluegreen Communities.  During the three months ended June 30, 2004 and June 30, 2005, Bluegreen Communities generated $41.7 million (32%) and $62.2 million (39%) of our total consolidated sales, respectively. During the six months ended June 30, 2004 and June 30, 2005, Bluegreen Communities generated $74.7 million (35%) and $100.6 million (38%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Number of homesites sold	659	776	1,374	1,411
Average sales price per homesite	$69,721	$83,159	$67,165	$79,711
Gross margin	45%	50%	45%	49%

Bluegreen Communities’ sales increased $20.5 million or 49% during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due primarily to sales increases in our golf course communities. Sales recognized at Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia, totaled $12.6 million during the three months ended June 30, 2005 as compared to $4.0 million during the three months ended June 30, 2004. Sales recognized at Traditions of Braselton, a 1,142 acre golf course community in Braselton, Georgia, totaled $15.3 million during the three months ended June 30, 2005 as compared to $8.0 million during the three months ended June 30, 2004. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge. Chapel Ridge recognized sales of approximately $7.3 million during the three months ended June 30, 2005. Higher sales were also generated at certain of our Texas properties. Sales at Mystic Shores, located in the Texas Hill Country, totaled $8.4 million during the three months ended June 30, 2005 as compared to $4.1 million during the three months ended June 30, 2004.

During the first quarter of 2005 we commenced sales at Sugar Tree on the Brazos, a community located outside Fort Worth, Texas, and recognized sales of $1.9 million in the second quarter of 2005. Additionally, during the second quarter of 2005 we commenced sales at Saddle Creek Forest, a community located just outside Houston, Texas, and recognized sales of approximately $3.0 million. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales. These increases in sales as well as increases in sales at certain of our other properties were partially offset by decreases in sales in projects that were substantially sold out either during or prior to the three months ended June 30, 2005.

Bluegreen Communities’ sales increased $25.8 million or 35% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Sanctuary Cove recognized sales of approximately $26.9 million during the six months ended June 30, 2005 compared to $9.8 million during the six months ended June 30, 2004. Traditions of Braselton recognized sales of approximately $21.6 million during the six months ended June 30, 2005 compared to $12.4 millions during the six months ended June 30, 2004. Sales at Mystic Shores totaled $13.5 million during the six months ended June 30, 2005 as compared to $10.1 million during the six months ended June 30, 2004. Chapel Ridge, Sugar Tree and Saddle Creek recognized sales of approximately $12.6 million, $3.4 million, and $3.0 million during the six months ended June 30, 2005, respectively. These increases in sales as well as increases in sales at certain of our other properties were partially offset by decreases in sales in projects that were substantially sold out either during or prior to the six months ended June 30, 2005.

Certain of our properties substantially sold out or are expected to sell out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business, and in new regions of the country, in order to maintain appropriate levels of properties in our portfolio.

Bluegreen Communities’ gross margin increased from 45% during both the three and six months ended June 30, 2004 to 50% and 49% during the three and six months ended June 30, 2005, respectively. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 21% to 17% during the three months ended June 30, 2004 and June 30, 2005, respectively. Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 21% to 18% during the six months ended June 30, 2004 and June 30, 2005, respectively. These expenditures decreased as a percentage of sales due to a higher average sales price per homesite coupled with relatively low selling and marketing expenses at our new golf course communities in Georgia as compared to our other projects.

As of December 31, 2004, Bluegreen Communities had $27.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting. As of June 30, 2005, Bluegreen Communities had $48.7 million of sales and $20.9 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses.  Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $5.9 million and $9.1 million during the three months ended June 30, 2004 and June 30, 2005, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 5% and 6% during the three months ended June 30, 2004 and June 30, 2005, respectively. Corporate general and administrative expenses were $13.2 million and $19.7 million for the six months ended June 30, 2004 and June 30, 2005, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 6% and 7% during the six months ended June 30, 2004 and June 30, 2005, respectively.

The increase in corporate general and administrative expenses during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, was due primarily to the additional costs incurred in connection with the implementation of and continuing compliance with the requirements associated with the Sarbanes-Oxley Act of 2002, severance costs associated with the departure of our former Chief Financial Officer, as well as increased personnel and other expenses incurred in our information technology, accounting and acquisition and development areas to support our growth.

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations,” above.

Interest Income.   Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income earned totaled $4.7 million and $5.7 million during the three months ended June 30, 2004 and June 30, 2005, respectively. Interest income was $9.7 million for the six months ended June 30, 2004 and $12.2 million for the six months ended June 30, 2005.

The increases in interest income during the three and six months ended June 30, 2005 as compared to the comparable periods ended June 30, 2004 was due to higher interest income earned from our notes receivable and our retained interests in notes receivable sold primarily as a result of higher average aggregate notes receivable and retained interest in notes receivable sold balances during the three and six months ended June 30, 2005, as compared to the comparable periods ended June 30, 2004. Interest income was reduced by $990,000 during the three and six months ended June 30, 2004 and $1.6 million during the three and six months ended June 30, 2005 for other-than-temporary decreases in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction as a result of higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable.  During the three months ended June 30, 2004 and June 30, 2005, we sold $21.2 million and $45.0 million, respectively, of notes receivable pursuant to our vacation ownership receivables purchase facilities in place during the respective periods. In connection with these sales, we recognized gains on sales of notes receivable of $1.2 million and $1.6 million during the three months ended June 30, 2004 and June 30, 2005, respectively.

During the six months ended June 30, 2004 and June 30, 2005, we sold $60.8 million and $89.9 million, respectively, of notes receivable pursuant to our vacation ownership receivables purchase facilities in place during the respective periods and recognized gains totaling $3.6 million and $3.1 million, respectively.

The decreases in the gain on sale of notes receivable recognized during the three and six months ended June 30, 2005, as compared to comparable periods ended June 30, 2004, was due to higher cost of funds and other relevant variables associated with the transactions during the three and six months ended June 30, 2005.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management’s discretion. We have recognized gains on sales of notes receivable each quarter since the three months ended December 31, 2000 (19 consecutive quarters). The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Should our ability to monetize our receivables through off-balance sheet transactions be limited, gains on sales of receivables may not be recognized in future periods consistently from quarter to quarter.

Interest Expense.  Interest expense was $4.1 million and $3.6 million during the three months ended June 30, 2004 and June 30, 2005, respectively. Interest expense was $8.1 million and $6.8 million for the six months ended June 30, 2004 and June 30, 2005, respectively. The decrease in interest expense during the three- and six-month periods ended June 30, 2005 as compared to the comparable periods ended June 30, 2004, was primarily as a result of lower average debt outstanding and more interest being capitalized due to increased construction activity.

Provision for Loan Losses.  We recorded provisions for loan losses totaling $3.0 and $2.8 during the three months ended June 30, 2004 and June 30, 2005, respectively. The provisions for loan losses for the six months ended June 30, 2004 and June 30, 2005 were $3.9 million and $3.0 million, respectively. The decrease in the provision for loan losses during the three and six months ended June 30, 2005 as compared to the comparable periods ended June 30, 2004 was primarily a result of higher non-recourse sales of notes receivable pursuant to our vacation ownership receivables purchase facilities, resulting in lower amounts of receivables owned during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

The allowance for loan losses by division as of December 31, 2004 and June 30, 2005 was as follows:

	Bluegreen Resorts	Bluegreen Communities	Other	Total

	(dollars in thousands)
December 31, 2004
Notes receivable	$121,273	$10,901	$186	$132,360
Allowance for loan losses	(9,974)	(251)	(186)	(10,411)

Notes receivable, net	$111,299	$10,650	$—	$121,949

Allowance as a % of gross notes receivable	8.2%	2.3%	100.0%	7.9%

June 30, 2005
Notes receivable	$112,262	$9,765	$186	$122,213
Allowance for loan losses	(8,601)	(151)	(186)	(8,938)

Notes receivable, net	$103,661	$9,614	$—	$113,275

Allowance as a % of gross notes receivable	7.7%	1.5%	100.0%	7.3%

Other Income and Expense, net.  The decrease in other income and expense, net, during the three and six ended June 30, 2005 as compared to the comparable periods ended June 30, 2004, was primarily a result of the recognition of a $1.7 million loss on early extinguishment of $55.0 million of our 10.5% Senior Secured Notes Payable and higher amortization of legal and other expenses related to our vacation ownership receivables purchase facilities. The increase in expenses related to our vacation ownership receivables purchase facilities is a result of having more facilities available during the three and six months ended June 30, 2005 as compared to the comparable periods ended June 30, 2004.

Minority Interest in Income of Consolidated Subsidiary.  We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $1.5 million and $948,000 during the three months ended June 30, 2004 and June 30, 2005, respectively. Minority interest in income of consolidated subsidiary was $2.3 million and $1.7 million for the six months ended June 30, 2004 and June 30, 2005, respectively.

Summary.   Based on the factors discussed above, our net income was $9.1 million and $14.3 million for the three months ended June 30, 2004 and June 30, 2005, respectively, and was $13.8 million and $20.8 million for the six months ended June 30, 2004 and June 30, 2005, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2004 and June 30, 2005 (in thousands):

	Six months ended

	June 30, 2004	June 30, 2005

Cash flows provided by operating activities	$16,131	$37,025
Cash flows used by investing activities	(1,158)	(6,881)
Cash flows used by financing activities	(20,280)	(34,465)

Net decrease in cash and cash equivalents	$(5,307)	$(4,321)

Cash Flows From Operating Activities. Cash flows provided by operating activities increased $20.9 million or 130% from $16.1 million to $37.0 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, respectively. This increase was due primarily to higher net income and higher proceeds from sales of notes receivable during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by higher construction and development spending during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, and the fact that we had no significant acquisitions of inventory during the six months ended June 30, 2004. During the six months ended June 30, 2005, we acquired the Daytona Resort for $2.0 million in cash from operations plus a $9.5 million note payable and we acquired 1,053 acres of land for a Bluegreen Communities development to be known as Saddle Creek Forest in

Magnolia, Texas for $500,000 in cash from operations plus a $2.2 million note payable. During the six months ended June 30, 2004, our only acquisition was a vacation ownership resort in Hershey, Pennsylvania, now known as the Suites at Hershey resort, for approximately $1.7 million in operating cash.

Cash Flows From Investing Activities.  Cash flows used by investing activities increased $5.7 million or 494% from $1.2 million to $6.9 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, respectively. This increase was due primarily to lower amounts of cash received from our retained interests in notes receivable sold, as we have not yet begun receiving cash flows on our retained interest in a 2004 term securitization transaction due to reserve funding requirements. In addition, during the six months ended June 30, 2005, we capitalized investments of $1.8 million into statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see “Liquidity and Capital Resources”).

Cash Flows From Financing Activities. Cash flows used by financing activities increased $14.2 million or 70% from $20.3 million to $34.5 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, respectively. This increase was due primarily to the redemption of $55.0 million of our senior secured notes as well as lower borrowings under our credit facilities during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These outflows were partially offset by the receipt of $59.3 million of cash in connection with our issuance of the junior subordinated debentures.

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

Subject to available financing and cash, we intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we intend to continue to focus Bluegreen Communities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2005. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2005. Our other indebtedness includes outstanding senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities –Off Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, for the three months ended June 30, 2005, these expenses approximated 60% of sales. Accordingly, the availability of facilities for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The RFL Purchase Facility. On October 8, 2003, RFL acquired and assumed the rights, obligations and commitments of ING as initial purchaser in an existing vacation ownership receivables purchase facility (the “RFL Purchase Facility”) originally executed between ING and us in April 2002. The RFL Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation V, our wholly-owned, special purpose finance subsidiary (“BRFC V”), and BRFC V sells the receivables to an owners’ trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of sale. We did not enter into any guarantees in connection with the RFL Purchase Facility. The RFL Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the RFL Purchase Facility are subject to certain conditions precedent. Under the RFL Purchase Facility, a variable purchase price of 85.00% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as RFL has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid.

On September 30, 2004, we executed an extension of the RFL Purchase Facility to allow for sales of notes receivable for a cumulative purchase price of up to $100.0 million on a revolving basis through September 29, 2005, at a variable purchase price of 85.00% of the principal balance, subject to the eligibility requirements and certain conditions precedent. RFL earns a return equal to the one-month London Interbank Offered Rate (“LIBOR”) plus an additional return of 3.25%, subject to use of alternate return rates in certain circumstances. In addition, through September 2005, RFL receives a 0.25% annual program fee. We act as servicer under the RFL Purchase Facility for a fee.

As of June 30, 2005, the remaining availability under the RFL Purchase Facility was $82.6 million, subject to eligibility requirements and conditions precedent.

The RFL Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. RFL’s obligation to purchase under the RFL Purchase Facility may terminate upon the occurrence of specified events. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) our breach of the representations or warranties in the RFL Purchase Facility; (ii) our failure to perform our covenants in the RFL Purchase Facility, including, without limitation, a failure to pay principal or interest due to RFL; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a material adverse change to us since December 31, 2001; (v) the amount borrowed under the RFL Purchase Facility exceeding the borrowing base; (vi) significant delinquencies or defaults on the receivables sold; (vii) a payment default by us under any other borrowing arrangement of $5 million or more, or an event of default under any indenture, facility or agreement that results in a default under any borrowing arrangement; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least $110.0 million plus 50% of net income and 100% of the proceeds from new equity financing following the first closing under the RFL Purchase Facility; (x) the ratio of our debt to tangible net worth exceeding 6 to 1; or (xi) our failure to perform our servicing obligations.

The GE Purchase Facility.  On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the “GE Purchase Facility”) with General Electric Capital Corporation (“GE”). The GE Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary (“BRFC VII”), and BRFC VII sells the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 89.5% of the principal balance of the receivables sold (79.5% in the case of receivables originated in Aruba), subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004, which is being amortized over the funding period of the facility. We act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through October 2, 2006. As of June 30, 2005, the remaining availability under the GE Purchase Facility was $86.4 million, subject to eligibility requirements and conditions precedent.

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

The BB&T Purchase Facility. On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the “BB&T Purchase Facility”) with Branch Banking and Trust Company (“BB&T”). The BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary (“BRFC IX”), and BRFC IX sells the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or LIBOR, as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which are being amortized over the funding period of the facility. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million on a revolving basis, the commitment for $40.0 million of which expired on July 5, 2005, and the remainder of which expires on December 30, 2005.

Through June 30, 2005, we sold $89.9 million of aggregate principal balance of notes receivable under the BB&T Purchase Facility for a cumulative purchase price of $76.4 million. As of July 5, 2005, the remaining availability under the BB&T Purchase Facility was $61.7 million, subject to eligibility requirements and conditions precedent.

The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T’s obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) our breach of the representations or warranties in the BB&T Purchase Facility; (ii) our failure to perform our covenants in the BB&T Purchase Facility, including, without limitation, a failure to pay principal or interest due to BB & T; (iii) our commencement of a bankruptcy proceeding or the like; (iv) a materially adverse change to us since December 31, 2004; (v) the amount funded under the BB&T Purchase Facility exceeding the funding base; (vi) significant delinquencies or defaults on the receivables sold, or serviced by us generally; (vii) a payment default by us under any other borrowing arrangement when such arrangement is an obligation in excess of 5% of our tangible net worth or an event of default under any indenture, facility or agreement that causes or permits the holder of such obligation to cause such financing arrangement to become due and payable; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our tangible net worth or (b) causes or permits the holder of indebtedness to cause, an amount in excess of 5% of our tangible net worth to become due; (ix) our tangible net worth not equaling at least 80% of our tangible net worth at December 31, 2003 plus 80% of any increase in our tangible net worth thereafter; (x) the ratio of our debt to tangible net worth exceeding 3 to 1; or (xi) our failure to perform our servicing obligations.

We have chosen to monetize our receivables through the RFL Purchase Facility, the GE Purchase Facility, the BB&T Purchase Facility (collectively, the “Purchase Facilities”) and, historically, other similar facilities, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement. The generally accepted accounting principles governing the sales of notes receivable are evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Should we become unable to obtain off-balance sheet treatment for future sales of receivables, while it would have minimal impact, if any, on our liquidity, it could have a material adverse impact on our quarterly results of operations and our debt level, which could adversely impact our compliance with debt covenants in current or future debt arrangements.

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

Historically, we have also been a party to a number of securitization-type transactions, all of which, in our opinion, utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are generally distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facilities and prior similar facilities during the periods presented below (in thousands):

	December 31, 2004	June 30, 2005

On Balance Sheet:

Retained interests in notes receivable sold	$72,099	$86,134
Servicing assets (included in other assets)	3,357	3,653

Off Balance Sheet:

Notes receivable sold without recourse	326,076	383,657
Principal balance owed to note receivable purchasers	297,122	330,035

	Three Months Ended

Income Statement:	June 30, 2004	June 30, 2005

Gains on sales of notes receivable	$1,216	$1,611
Interest accretion on retained interests in notes receivable sold	1,269	1,884
Servicing fee income	1,130	1,264
Amortization of servicing assets	(240)	(351)

	Six Months Ended

	June 30, 2004	June 30, 2005

Gains on sales of notes receivable	$3,596	$3,052
Interest accretion on retained interests in notes receivable sold	2,866	3,547
Servicing fee income	2,178	2,537
Amortization of servicing assets	(468)	(642)

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2013. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00% (7.34% at June 30, 2005). During the six months ended June 30, 2005, we pledged approximately $14.0 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $12.6 million in cash borrowings. As of June 30, 2005, $30.2 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. RFC has also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The borrowing period on the GMAC AD&C Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2010, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75% (8.09% at June 30, 2005). Interest payments are due monthly. During the six months ended June 30, 2005, we borrowed $2.2 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. As of June 30, 2005, $18.7 million was outstanding under the GMAC AD&C Facility.

The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the “Textron Facility”). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Principal is being repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. Receivable-backed borrowings under the Textron Facility bear interest at the prime lending rate plus 1.00% (7.00% at June 30, 2005), subject to a 6.00% minimum interest rate. During the six months ended June 30, 2005, we borrowed $7.8 million collateralized by $8.7 million of vacation ownership receivables. As of June 30, 2005, $5.1 million was outstanding under the Textron Facility.

The RFL A&D Facility. On January 11, 2005, we entered into a $50.0 million revolving credit facility with RFL (the “RFL A&D Facility”). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners’ associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Resort. The total commitment under the RFL A&D Facility for the Daytona Resort is $14.7 million, the $5.2 million balance of which can be borrowed to fund refurbishment of the Daytona Resort.

The Foothill Facility.  Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, we can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. See “Credit Facilities for Bluegreen Communities’ Receivables and Inventories,” below, for further details on this facility.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities’ receivables, with up to $10.0 million of the total facility available for Bluegreen Communities’ inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts’ receivables (the “Foothill Facility”). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (7.25% at June 30, 2005), payable monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (6.25% at June 30, 2005) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (6.50% at June 30, 2005). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. We can borrow under the Foothill Facility through December 31, 2006. At June 30, 2005, the outstanding principal balance under this facility was approximately $4.7 million, approximately $3.4 million of which related to Bluegreen Communities’ receivables borrowings and $1.3 million of which related to Bluegreen Resorts’ receivables borrowings. Outstanding indebtedness collateralized by receivables is due December 31, 2008.

The GMAC Communities Facility. We have a $75.0 million revolving credit facility with RFC (the “GMAC Communities Facility”). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Pueblo, Colorado); and a new project, as yet to be named, in New Braunfels, Texas (the “Texas Property”). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 30, 2007. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (7.00% at June 30, 2005) and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. As of June 30, 2005, $5.3 million was outstanding under the GMAC Communities Facility. On July 20, 2005, we borrowed an additional $7.5 million under the GMAC Communities Facility in connection with the acquisition of the Texas Property.

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

Trust Preferred Securities Offerings

        We have formed statutory business trusts (collectively, the “Trusts”) and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at June 30, 2005 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity To Trust	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

Bluegreen
Statutory					LIBOR
Trust I	$23,196	$696	3/15/05	9.160%	+ 4.90%	3/30/10	3/30/35

Bluegreen
Statutory					LIBOR
Trust II	25,774	774	5/4/05	9.158%	+ 4.85%	7/30/10	7/30/35

Bluegreen
Statutory					LIBOR
Trust III	10,310	310	5/10/05	9.193%	+ 4.85%	7/30/10	7/30/35

	$59,280	$1,780

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

We currently intend to seek to create similar trusts and to participate in other pooled trust preferred securities transactions in the future as a source of additional financing, subject to market conditions and other considerations.

Senior Secured Note Redemption

On June 27, 2005, we used the proceeds from junior subordinated debentures to redeem $55.0 million in aggregate principal amount of our 10.50% senior secured notes payable due April 1, 2008 at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2.00% (5.34% at June 30, 2005). Interest is due monthly and all outstanding amounts are due on June 30, 2006. Borrowings under the line-of-credit are limited to an amount which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains covenants and conditions typical of arrangements of this type. As of June 30, 2005, no borrowings were outstanding under the line; however, an aggregate of $607,000 of irrevocable letters of credit were outstanding under this line-of-credit at June 30, 2005. These letters of credit expire on December 31, 2005. This line-of-credit is an available source of short-term liquidity.

Commitments

Our material commitments as of June 30, 2005 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of June 30, 2005, by period due (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable	$—	$—	$9,744	$30,231	$39,975
Lines-of-credit and notes payable	17,042	24,702	5,332	—	47,076
10.5% senior secured notes	—	55,000	—	—	55,000
Junior subordinated debentures	—	—	—	59,280	59,280
Noncancelable operating leases	5,660	10,272	6,920	6,778	29,630

Total contractual obligations	$22,702	$89,974	$21,996	$96,289	$230,961

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments on Contractual Obligations. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

As noted above, we have $607,000 in letters-of-credit outstanding at June 30, 2005, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire on December 31, 2005, were required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $23.6 million as of June 30, 2005. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $87.9 million as of June 30, 2005. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

During 2004, we executed various agreements with Carolinian Resort Development LLC (“CRD”) to develop a vacation ownership resort in Myrtle Beach, South Carolina (the “Carolinian Resort”). CRD is obtaining zoning and other approvals (collectively, the “Approvals”) for this project and is responsible for constructing the Carolinian Resort for sale to us upon its completion pursuant to plans and specifications agreed-upon by us. The purchase price of the completed Carolinian Resort is anticipated to be $20.6 million, $2.9 million of which has been paid by us as a deposit and is being held in escrow as of June 30, 2005. Should CRD default under the agreements governing the construction and sale of the Carolinian Resort to us, we may exercise certain remedies including termination of the agreements and a refund for our deposit or specific performance. The Carolinian Resort is expected to be completed in November 2005. RFC has agreed to provide financing to us for the purchase of the Carolinian Resort under the GMAC AD&C Facility, and when financed under this facility, this borrowing would mature in November 2009. See “Liquidity and Capital Resources -- Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” for a discussion of the terms of the GMAC AD&C Facility.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

We have a large number of credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities; restrictions on the payment of dividends, investments in joint ventures and other restricted payments; limitations on the incurrence of liens and transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and portfolio performance requirements; and events of default or termination. No assurance can be given that we will be in compliance with such covenants, that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 4.      CONTROLS AND PROCEDURES

a)
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

b)
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2005, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 17, 2005, the Company held its annual meeting of shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

a)	The election of three directors for a term of three years expiring at the 2008 annual meeting of shareholders. Votes recorded, by nominee, were as follows:

	Shares Voted

Nominee	For	Against	Abstain	Total

John E. Abdo	25,436,992	—	2,677,277	28,114,269
Scott W. Holloway	25,731,269	—	2,383,000	28,114,269
John Laguardia	25,345,311	—	2,768,958	28,114,269

The Company’s Board of Directors is divided into three classes that have terms expiring at the Company’s Annual Meeting of Shareholders over the next three years.

b)	The approval of the 2005 Stock Incentive Plan. Our stockholders voted to approve this proposal with 19,870,452 votes for and 3,772,205 votes against. There were 15,184 abstentions.
37

Item 6. Exhibits

10.5
Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees, dated as of May 10, 2005.

10.6	Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company, as Trustee dated as of May 10, 2005.

10.209
Omnibus Amendment by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation IX, as Depositor and BXG Receivables Note Trust 2004-C, as Issuer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, U.S. Bank National Association, as Indenture Trustee and Branch Banking and Trust Company, as Agent, dated as of June 30, 2005.

10.210	Registrant’s 2005 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Compensation plan or arrangement
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: August 9, 2005	By:	/S/ GEORGE F. DONOVAN

George F. Donovan President and Chief Executive Officer

Date: August 9, 2005	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo Senior Vice President, and Interim Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez Vice President and Controller (Principal Accounting Officer)
39