Form 10-Q
period 2005-09-30
BLUEGREEN CORP
filed 2005-11-09
CIK 778946

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19292

                              BLUEGREEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                               03-0300793
--------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

 4960 Conference Way North, Suite 100, Boca Raton, Florida             33431
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               |X| Yes  |_| No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in 12b-2 of the Exchange Act).                           |X| Yes  |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 4, 2005, there were 30,387,651 shares of the registrant's common stock, $.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                              PART I - FINANCIAL INFORMATION
                                                                                                                      Page
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2005 .......................      3

          Condensed Consolidated Statements of Income - Three Months Ended September 30, 2004 and 2005 ............      4

          Condensed Consolidated Statements of Income - Nine Months Ended September 30, 2004 and 2005 .............      5

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2005 .........      6

          Notes to Condensed Consolidated Financial Statements ....................................................      8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...................     20

Item 4.   Controls and Procedures .................................................................................     37

                                              PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................................................     37

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .............................................     38

Item 6.   Exhibits ................................................................................................     38

Signatures ........................................................................................................     39

      Note: The terms "Bluegreen(R),""Bluegreen Communities(R)," and "Bluegreen Vacation Club(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "La Cabana Beach and Racquet Club(TM)," "The Hammocks at Marathon Resort(TM)," "Casa Del Mar Beach Resort(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside Resort(TM)," "Mountain Run at Boyne(TM)," "The Falls Village Resort(TM)," "Bluegreen Wilderness Club(TM) at Big Cedar(R)," "The Lodge Alley Inn(TM)," "Harbour Lights Resort(TM)," "Shore Crest Vacation
Villas(TM)," "Laurel Crest Resort(TM)," "MountainLoft Resort(TM)," "Daytona Seabreeze(TM)," "Shenandoah Crossing Resort(TM)," "Christmas Mountain Village(TM)," "The Fountains Resort (TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Saddle Creek Forest(TM)," "Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," and "Preserve at Jordan Lake(TM)" are trademarks or service marks of Bluegreen Corporation in the United States.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                    December 31,   September 30,
                                                                                        2004           2005
                                                                                    ------------   -------------
                                                                                       (Note)       (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $19,396 and $20,678
   at December 31, 2004 and September 30, 2005, respectively) ...................    $  98,538      $  88,628
Contracts receivable, net .......................................................       28,085         43,758
Notes receivable, net ...........................................................      121,949        131,563
Prepaid expenses ................................................................        7,810          7,594
Other assets ....................................................................       22,359         23,753
Inventory, net ..................................................................      205,213        214,958
Retained interests in notes receivable sold .....................................       72,099         96,744
Property and equipment, net .....................................................       74,244         79,541
Intangible assets and goodwill ..................................................        4,512          4,376
                                                                                     ---------      ---------
      Total assets ..............................................................    $ 634,809      $ 690,915
                                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ................................................................    $  11,552      $  10,836
Accrued liabilities and other ...................................................       44,351         44,429
Deferred income .................................................................       24,235         32,709
Deferred income taxes ...........................................................       58,150         83,711
Receivable-backed notes payable .................................................       43,696         36,815
Lines-of-credit and notes payable ...............................................       71,949         51,971
10.50% senior secured notes payable .............................................      110,000         55,000
Junior subordinated debentures ..................................................           --         59,280
                                                                                     ---------      ---------
   Total liabilities ............................................................      363,933        374,751

Minority interest ...............................................................        6,009          9,314

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ...........           --             --
Common stock, $.01 par value, 90,000 shares authorized; 32,990 and 33,143
   shares issued at December 31, 2004 and September 30, 2005,  respectively .....          330            331
Additional paid-in capital ......................................................      167,408        168,559
Treasury stock, 2,756 common shares at December 31, 2004 and September 30, 2005,
   at cost ......................................................................      (12,885)       (12,885)
Accumulated other comprehensive income, net of income taxes .....................          832          2,216
Retained earnings ...............................................................      109,182        148,629
                                                                                     ---------      ---------
   Total shareholders' equity ...................................................      264,867        306,850
                                                                                     ---------      ---------
      Total liabilities and shareholders' equity ................................    $ 634,809      $ 690,915
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,
                                                                     ---------------------
                                                                        2004        2005
                                                                     ---------   ---------
Revenues:
   Sales of real estate ..........................................   $ 161,898   $ 166,772
   Other resort and communities operations revenue ...............      19,167      21,191
   Interest income ...............................................       5,743       8,214
   Gain on sales of notes receivable .............................       3,333       2,271
                                                                     ---------   ---------
                                                                       190,141     198,448
Costs and expenses:
   Cost of real estate sales .....................................      58,787      52,866
   Cost of other resort and communities operations ...............      20,104      20,149
   Selling, general and administrative expenses ..................      77,937      86,645
   Interest expense ..............................................       3,242       3,027
   Provision for loan losses .....................................       2,603       2,843
   Other expense, net ............................................         591         984
                                                                     ---------   ---------
                                                                       163,264     166,514
                                                                     ---------   ---------
Income before minority interest and provision for income taxes ...      26,877      31,934
Minority interest in income of consolidated subsidiary ...........         360       1,584
                                                                     ---------   ---------
Income before provision for income taxes .........................      26,517      30,350
Provision for income taxes .......................................      10,208      11,685
                                                                     ---------   ---------
Net income .......................................................   $  16,309   $  18,665
                                                                     =========   =========

Income per common share:
   Basic .........................................................   $    0.62   $    0.61
                                                                     =========   =========
   Diluted .......................................................   $    0.54   $    0.60
                                                                     =========   =========

Weighted average number of common and common equivalent shares:
   Basic .........................................................      26,298      30,385
                                                                     =========   =========
   Diluted .......................................................      30,646      31,220
                                                                     =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     ---------------------
                                                                        2004       2005
                                                                     ---------   ---------
Revenues:
   Sales of real estate ..........................................   $ 376,403   $ 430,001
   Other resort and communities operations revenue ...............      50,444      58,003
   Interest income ...............................................      15,484      20,439
   Gain on sales of notes receivable .............................       6,929       5,323
                                                                     ---------   ---------
                                                                       449,260     513,766
Costs and expenses:
   Cost of real estate sales .....................................     131,853     136,862
   Cost of other resort and communities operations ...............      52,580      59,148
   Selling, general and administrative expenses ..................     194,778     229,991
   Interest expense ..............................................      11,339       9,824
   Provision for loan losses .....................................       6,502       5,826
   Other expense, net ............................................         556       4,669
                                                                     ---------   ---------
                                                                       397,608     446,320
                                                                     ---------   ---------
Income before minority interest and provision for income taxes ...      51,652      67,446
Minority interest in income of consolidated subsidiary ...........       2,692       3,305
                                                                     ---------   ---------
Income before provision for income taxes .........................      48,960      64,141
Provision for income taxes .......................................      18,849      24,694
                                                                     ---------   ---------
Net income .......................................................   $  30,111   $  39,447
                                                                     =========   =========

Income per common share:
   Basic .........................................................   $    1.16   $    1.30
                                                                     =========   =========
   Diluted .......................................................   $    1.02   $    1.26
                                                                     =========   =========

Weighted average number of common and common
  equivalent shares:
   Basic .........................................................      25,858      30,350
                                                                     =========   =========
   Diluted .......................................................      30,563      31,239
                                                                     =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                     2004         2005
                                                                                  ---------    ---------
Operating activities:
   Net income .................................................................   $  30,111    $  39,447
   Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in income of consolidated subsidiary ...............       2,692        3,305
         Depreciation and amortization ........................................      10,521       14,828
         Gain on sales of notes receivable ....................................      (6,929)      (5,323)
         Loss on disposal of property and equipment ...........................         384           61
         Provision for loan losses ............................................       6,502        5,826
         Provision for deferred income taxes ..................................      18,849       24,694
         Interest accretion on retained interests in notes receivable sold ....      (3,988)      (4,078)
         Other non-cash charges ...............................................          --          313
         Proceeds from sales of notes receivable ..............................      92,730      125,358
         Proceeds from borrowings collateralized by notes receivable ..........      16,365       27,341
         Payments on borrowings collateralized by notes receivable ............      (8,840)     (36,029)
   Change in operating assets and liabilities:
      Contracts receivable ....................................................     (18,109)     (15,673)
      Notes receivable ........................................................    (140,407)    (170,005)
      Inventory ...............................................................      34,177       26,762
      Prepaid expenses and other assets .......................................      (2,780)      (1,829)
      Accounts payable, accrued liabilities and other .........................      24,125       10,148
                                                                                  ---------    ---------
Net cash provided by operating activities .....................................      55,403       45,146
                                                                                  ---------    ---------
Investing activities:
   Purchases of property and equipment ........................................     (14,676)     (13,607)
   Sales of property and equipment ............................................           8            7
   Installment payments on business acquisition ...............................        (575)        (500)
   Investments in statutory business trusts ...................................          --       (1,780)
   Cash received from retained interests in notes receivable sold .............      11,231        7,989
                                                                                  ---------    ---------
Net cash used by investing activities .........................................      (4,012)      (7,891)
                                                                                  ---------    ---------
Financing activities:
   Borrowings under line-of-credit facilities and other notes payable .........      57,640       25,548
   Payments under line-of-credit facilities and other notes payable ...........     (75,778)     (74,574)
   Payments on 10.50% senior secured notes ....................................          --      (55,000)
   Proceeds from issuance of junior subordinated debentures ...................          --       59,280
   Payment of debt issuance costs .............................................      (3,219)      (3,253)
   Proceeds from exercise of stock options ....................................       2,556          834
                                                                                  ---------    ---------
Net cash used by financing activities .........................................     (18,801)     (47,165)
                                                                                  ---------    ---------
Net increase (decrease) in cash and cash equivalents ..........................      32,590       (9,910)
Cash and cash equivalents at beginning of period ..............................      53,647       98,538
                                                                                  ---------    ---------
Cash and cash equivalents at end of period ....................................      86,237       88,628
Restricted cash and cash equivalents at end of period .........................     (19,533)     (20,678)
                                                                                  ---------    ---------
Unrestricted cash and cash equivalents at end of period .......................   $  66,704    $  67,950
                                                                                  =========    =========

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  ----------------------
                                                                                     2004        2005
                                                                                  ---------    ---------
Supplemental schedule of non-cash operating, investing
   and financing activities:

   Inventory acquired through financing .......................................   $   4,440    $  28,282
                                                                                  =========    =========
   Inventory acquired through foreclosure or deedback in lieu of
      foreclosure .............................................................   $   7,440    $   8,225
                                                                                  =========    =========
   Property and equipment acquired through financing ..........................   $     169    $     766
                                                                                  =========    =========
   Retained interests in notes receivable sold ................................   $  19,094    $  26,305
                                                                                  =========    =========
   Net change in unrealized gains and losses in retained interests in notes
      receivable sold .........................................................   $   1,224    $   2,251
                                                                                  =========    =========
   Settlement of business acquisition purchase price ..........................   $     925    $      --
                                                                                  =========    =========
   Conversion of 8.25% convertible subordinated debentures ....................   $   6,781    $      --
                                                                                  =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Organization

      We provide leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual or biennial allotment of "points" in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded vacation ownership interest being held in trust for the buyer). Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 18 resorts located in the United States and Aruba, 16 of which have active sales offices. We also sell VOIs at five off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the nine months ended September 30, 2005, sales generated by Bluegreen Resorts comprised approximately 64% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 36% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                            -------------------   -------------------
                                                              2004       2005       2004       2005
                                                            --------   --------   --------   --------
Basic earnings per share - numerator:
   Net income ...........................................   $ 16,309   $ 18,665   $ 30,111   $ 39,447
                                                            ========   ========   ========   ========

Diluted earnings per share - numerator:
   Net income - basic ...................................   $ 16,309   $ 18,665   $ 30,111   $ 39,447
   Effect of dilutive securities, net of income taxes ...        353         --      1,109         --
                                                            --------   --------   --------   --------
   Net income - diluted .................................   $ 16,662   $ 18,665   $ 31,220   $ 39,447
                                                            ========   ========   ========   ========

Denominator:
Denominator for basic earnings per share -
      weighted-average shares ...........................     26,298     30,385     25,858     30,350
                                                            --------   --------   --------   --------
 Effect of dilutive securities:
      Stock options .....................................        990        835      1,053        889
      Convertible securities ............................      3,358         --      3,652         --
                                                            --------   --------   --------   --------
 Dilutive potential common shares .......................      4,348        835      4,705        889
                                                            --------   --------   --------   --------
 Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions ...     30,646     31,220     30,563     31,239
                                                            ========   ========   ========   ========
 Basic earnings per common share ........................   $   0.62   $   0.61   $   1.16   $   1.30
                                                            ========   ========   ========   ========
 Diluted earnings per common share ......................   $   0.54   $   0.60   $   1.02   $   1.26
                                                            ========   ========   ========   ========

      There were approximately 1.4 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2005 as the effect would be anti-dilutive. There were no anti-dilutive stock options during the three and nine months ended September 30, 2004.

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

      Pro forma information regarding net income and earnings per share as if we had accounted for the grants of stock options to our employees under the fair value method of SFAS No. 123 is presented below. There were 40,000 stock options granted to our non-employee directors during the nine months ended September 30, 2004. There were 668,000 stock options granted to our employees during the three and nine months ended September 30, 2005. There were 136,300 stock options granted to certain of our non-employee directors during the three and nine months ended September 30, 2005. All stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant. The fair value of the options granted during the nine months ended September 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Nine Months Ended    Nine Months Ended
                                                September 30, 2004   September 30, 2005
                                                ------------------   ------------------
Dividend yield ..............................           0.00%                0.00%
Risk-free investment rate ...................           2.12%                3.98%
Volatility factor of expected market price ..           0.65                 0.61
Life ........................................        3.0 years            5.5 years

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

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
                                                         -------------------   --------------------
                                                           2004       2005       2004       2005
                                                         --------   --------   --------   ---------
Net income, as reported ..............................   $ 16,309   $ 18,665   $ 30,111   $ 39,447
Pro forma stock-based employee compensation
   cost, net of income taxes .........................        (60)      (824)      (257)      (946)
                                                         --------   --------   --------   --------
Pro forma net income .................................   $ 16,249   $ 17,841   $ 29,854   $ 38,501
                                                         ========   ========   ========   ========

Earnings per share, as reported:
   Basic .............................................   $   0.62   $   0.61   $   1.16   $   1.30
   Diluted ...........................................   $   0.54   $   0.60   $   1.02   $   1.26
Pro forma earnings per share:
   Basic .............................................   $   0.62   $   0.59   $   1.15   $   1.27
   Diluted ...........................................   $   0.54   $   0.57   $   1.01   $   1.23

      See "Recent Accounting Pronouncements" for a discussion of SFAS No. 123 (revision) which we anticipate adopting as of January 1, 2006.

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                          Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                         -------------------   --------------------
                                                           2004       2005       2004        2005
                                                         --------   --------   --------   ---------
Net income ...........................................   $ 16,309   $ 18,665   $ 30,111   $ 39,447
Net unrealized (losses) gains on retained interests in
   notes receivable sold, net of income taxes ........       (935)       591       (783)     1,384
                                                         --------   --------   --------   --------
Total comprehensive income ...........................   $ 15,374   $ 19,256   $ 29,328   $ 40,831
                                                         ========   ========   ========   ========

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

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. The new standard will also require a change in the classification of our provision for loan losses for vacation ownership receivables that are currently recorded as an expense, requiring that such amount be reflected as a reduction of revenue.

      We expect the most significant change under the new standard will be the treatment of VOI sales purchased by customers of our Sampler program. Our Sampler program gives purchasers an opportunity to try our vacation ownership product through a one-year allotment of Bluegreen Vacation Club points that can be used for stays at Bluegreen resorts. In addition, we allow Sampler purchasers a credit of certain amounts paid on their Sampler package towards a down payment on the purchase of a vacation ownership interest. Under the new standard, this credit will result in the deferral of such sales until additional amounts are received from the purchaser, typically through their required mortgage payments.

      We estimate that the initial adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, which we will report as a cumulative effect of a change in accounting principle, will result in a one-time, non-cash after-tax charge of approximately $2.5 million to $4.0 million, or $0.08 to $0.13 per diluted share. The adoption of the SOP is not anticipated to impact our cash flows or financial condition.

2. Sales of Notes Receivable

      On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase; and, fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or London Interbank Offered Rate ("LIBOR"), as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which is being expensed over the funding period of the BB&T Purchase Facility. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility originally allowed for sales of notes receivable for a cumulative purchase price of up to $140.0 million, but $40 million of the commitment expired on July 5, 2005. The remainder of the committed facility expires on December 30, 2005. The BB&T Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. BB&T's obligation to purchase under the BB&T Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the BB&T Purchase Facility agreement.

      Sales of notes receivable under the BB&T Purchase Facility were as follows during 2005 (in millions):

                     Aggregate Principal
                       Balance of Notes                                       Initial Fair Value of   Servicing
Date of Sale              Receivable       Purchase Price   Gain Recognized     Retained Interest       Asset
------------------   -------------------   --------------   ---------------   ---------------------   ---------
March 31, 2005             $  44.9             $  38.2           $ 1.4                $  7.8            $ 0.5
June 28, 2005                 45.0                38.2             1.6                   8.1              0.5
September 27, 2005            57.6                49.0             2.3                  10.4              0.6
                           -------             -------           -----                ------            -----
Total                      $ 147.5             $ 125.4           $ 5.3                $ 26.3            $ 1.6
                           =======             =======           =====                ======            =====

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the 2005 transactions: prepayment rates ranging from 17% to 14% per annum as the portfolios mature; a loss severity rate of 45%; default rates ranging from 9% to 1% per annum as the portfolios mature; and a discount rate of 12%.

      As of September 30, 2005, the remaining availability under the BB&T Purchase Facility was $15.1 million, subject to eligibility requirements and fulfillment of conditions precedent.

      As of September 29, 2005, the commitment expiration date under our Resort Finance, LLC ("RFL") note purchase agreement was extended three months from September 29, 2005 to December 29, 2005.

3. Lines-of-Credit and Notes Payable

      On January 11, 2005, we entered into a $50.0 million revolving credit facility with Resort Finance, LLC ("RFL"). Borrowings from this facility ("RFL A&D Facility") will be used to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts at the collateral property; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be at a rate equal to the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D
Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Surfside Inn & Suites resort, which has been renamed Daytona Seabreeze, in Daytona Beach

Shores, Florida (the "Daytona Resort"). The total commitment under the RFL A&D Facility for the Daytona Resort was $14.7 million and the $5.2 million balance of the commitment can be borrowed during 2005 to fund refurbishment of the Daytona Resort. As of September 30, 2005, the outstanding principal balance of borrowings under the RFL A&D Facility was $7.3 million.

4. Trust Preferred Securities Offerings

      We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company's option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to the trust preferred securities.

      We had the following junior subordinated debentures outstanding at September 30, 2005 (dollars in thousands):

                      Outstanding
                        Amount of                           Fixed                     Beginning
                         Junior       Initial             Interest      Variable      Optional
                      Subordinated    Equity     Issue      Rate     Interest Rate   Redemption   Maturity
       Trust           Debentures    To Trust     Date       (1)          (2)           Date        Date
----------------------------------------------------------------------------------------------------------
Bluegreen Statutory
Trust I               $   23,196     $    696   3/15/05    9.160%    LIBOR + 4.90%     3/30/10     3/30/35
Bluegreen Statutory
Trust II                  25,774          774    5/4/05    9.158%    LIBOR + 4.85%     7/30/10     7/30/35
Bluegreen Statutory
Trust III                 10,310          310   5/10/05    9.193%    LIBOR + 4.85%     7/30/10     7/30/35
                      -----------------------
                      $   59,280     $  1,780
                      =======================

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                   December 31, 2004
                                                        ----------------------------------------------------------------------

                                                                         Combined      Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ...........................    $  70,256      $  16,766     $   11,516    $       --     $  98,538
Contracts receivable, net ...........................           --          1,365         26,720            --        28,085
Intercompany receivable .............................       73,778             --             --       (73,778)           --
Notes receivable, net ...............................           --         31,958         89,991            --       121,949
Inventory, net ......................................           --         20,605        184,608            --       205,213
Retained interests in notes receivable sold .........           --         72,099             --            --        72,099
Property and equipment, net .........................       15,084          2,013         57,147            --        74,244
Investments in subsidiaries .........................      213,011             --          3,230      (216,241)           --
Other assets ........................................        2,645          9,150         22,886            --        34,681
                                                         ---------      ---------     ----------    ----------     ---------
      Total assets ..................................    $ 374,774      $ 153,956     $  396,098    $ (290,019)    $ 634,809
                                                         =========      =========     ==========    ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ..    $  12,353      $  14,845     $   52,940    $       --     $  80,138
   Intercompany payable .............................           --          6,557         67,221       (73,778)           --
   Deferred income taxes ............................      (18,683)        34,210         42,623            --        58,150
   Lines-of-credit and notes payable ................        6,237         26,141         83,267            --       115,645
   10.50% senior secured notes payable ..............      110,000             --             --            --       110,000
                                                         ---------      ---------     ----------    ----------     ---------
      Total liabilities .............................      109,907         81,753        246,051       (73,778)      363,933
   Minority interest ................................           --             --             --         6,009         6,009
   Total shareholders' equity .......................      264,867         72,203        150,047      (222,250)      264,867
                                                         ---------      ---------     ----------    ----------     ---------
      Total liabilities and shareholders' equity ....    $ 374,774      $ 153,956     $  396,098    $ (290,019)    $ 634,809
                                                         =========      =========     ==========    ==========     =========

                                                                                  September 30, 2005
                                                                                      (Unaudited)
                                                        ----------------------------------------------------------------------

                                                                         Combined      Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ...........................    $  51,065      $  20,695     $   16,868    $       --     $  88,628
Contracts receivable, net ...........................           --          3,304         40,454            --        43,758
Intercompany receivable .............................      108,003             --             --      (108,003)           --
Notes receivable, net ...............................           --         39,563         93,245            --       132,808
Inventory, net ......................................           --         19,256        195,702            --       214,958
Retained interests in notes receivable sold .........           --         96,744             --            --        96,744
Property and equipment, net .........................       14,528          1,475         63,538            --        79,541
Investments in subsidiaries .........................      247,422             --          3,230      (250,652)           --
Other assets ........................................        3,590          8,818         22,070            --        34,478
                                                         ---------      ---------     ----------    ----------     ---------
      Total assets ..................................    $ 424,608      $ 189,855     $  435,107    $ (358,655)    $ 690,915
                                                         =========      =========     ==========    ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ..    $  12,422      $  17,362     $   58,190    $       --     $  87,974
   Intercompany payable .............................           --         12,142         95,862      (108,004)           --
   Deferred income taxes ............................      (14,833)        43,062         55,482            --        83,711
   Lines-of-credit and notes payable ................        5,889         29,847         53,050            --        88,786
   10.50% senior secured notes payable ..............       55,000             --             --            --        55,000
   Junior subordinated debentures ...................       59,280             --             --            --        59,280
                                                         ---------      ---------     ----------    ----------     ---------
      Total liabilities .............................      117,758        102,413        262,584      (108,004)      374,751
   Minority interest ................................           --             --             --         9,314         9,314
   Total shareholders' equity .......................      306,850         87,442        172,523      (259,965)      306,850
                                                         ---------      ---------     ----------    ----------     ---------
      Total liabilities and shareholders' equity ....    $ 424,608      $ 189,855     $  435,107    $ (358,655)    $ 690,915
                                                         =========      =========     ==========    ==========     =========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended September 30, 2004
                                                        ----------------------------------------------------------------------

                                                                         Combined      Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate .............................    $      --      $  11,040     $  150,858    $       --     $ 161,898
   Other resort and communities operations revenue ..           --          2,359         16,808            --        19,167
   Management fees ..................................       17,508             --             --       (17,508)           --
   Equity income from subsidiaries ..................       14,223             --             --       (14,223)           --
   Interest income ..................................           70          1,777          3,896            --         5,743
   Gain on sale of notes receivable .................           --          3,333             --            --         3,333
                                                         ---------      ---------     ----------    ----------     ---------
                                                            31,801         18,509        171,562       (31,731)      190,141
                                                         ---------      ---------     ----------    ----------     ---------
COSTS AND EXPENSES
   Cost of real estate sales ........................           --          3,602         55,185            --        58,787
   Cost of other resort and communities operations ..           --          1,423         18,681            --        20,104
   Management fees ..................................           --            302         17,204       (17,506)           --
   Selling, general and administrative expenses .....       12,854          5,905         59,178            --        77,937
   Interest expense .................................        1,293            376          1,573            --         3,242
   Provision for loan losses ........................           --            410          2,193            --         2,603
   Other expense, net ...............................           38             38            515            --           591
                                                         ---------      ---------     ----------    ----------     ---------
                                                            14,185         12,056        154,529       (17,506)      163,264
                                                         ---------      ---------     ----------    ----------     ---------
   Income before minority interest and provision
      for income taxes ..............................       17,616          6,453         17,033       (14,225)       26,877
   Minority interest in income of consolidated
      subsidiary ....................................           --             --             --           360           360
                                                         ---------      ---------     ----------    ----------     ---------
   Income before provision for income taxes .........       17,616          6,453         17,033       (14,585)       26,517
   Provision for income taxes .......................        1,307          2,361          6,540            --        10,208
                                                         ---------      ---------     ----------    ----------     ---------
   Net income .......................................    $  16,309      $   4,092     $   10,493    $  (14,585)    $  16,309
                                                         =========      =========     ==========    ==========     =========

                                                                         Three Months Ended September 30, 2005
                                                        ----------------------------------------------------------------------

                                                                         Combined      Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate .............................    $      --      $  16,662     $  150,110    $       --     $ 166,772
   Other resort and communities operations revenue ..           --          3,559         17,632            --        21,191
   Management fees ..................................       14,466             --             --       (14,466)           --
   Equity income from subsidiaries ..................       17,539             --             --       (17,539)           --
   Interest income ..................................          245          3,679          4,290            --         8,214
   Gain on sales of notes receivable ................           --          2,271             --            --         2,271
                                                         ---------      ---------     ----------    ----------     ---------
                                                            32,250         26,171        172,032       (32,005)      198,448
                                                         ---------      ---------     ----------    ----------     ---------
COSTS AND EXPENSES
   Cost of real estate sales ........................           --          5,076         47,790            --        52,866
   Cost of other resort and communities operations ..           --          1,432         18,717            --        20,149
   Management fees ..................................           --            336         17,203       (17,539)           --
   Selling, general and administrative expenses .....        9,886          7,521         69,238            --        86,645
   Interest expense .................................        1,125            841          1,061            --         3,027
   Provision for loan losses ........................           --            473          2,370            --         2,843
   Other expense, net ...............................           94            685            205            --           984
                                                         ---------      ---------     ----------    ----------     ---------
                                                            11,105         16,364        156,584       (17,539)      166,514
                                                         ---------      ---------     ----------    ----------     ---------
   Income before minority interest and provision
      for income taxes ..............................       21,145          9,807         15,448       (14,466)       31,934
   Minority interest in income of consolidated
      subsidiary ....................................           --             --             --         1,584         1,584
                                                         ---------      ---------     ----------    ----------     ---------
   Income before provision for income taxes .........       21,145          9,807         15,448       (16,050)       30,350
   Provision for income taxes .......................        2,480          4,010          5,195            --        11,685
                                                         ---------      ---------     ----------    ----------     ---------
   Net income .......................................    $  18,665      $   5,797     $   10,253    $  (16,050)    $  18,665
                                                         =========      =========     ==========    ==========     =========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended September 30, 2004
                                                        ----------------------------------------------------------------------

                                                                        Combined       Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate .............................    $      --      $  32,711     $ 343,692     $      --       $ 376,403
   Other resort and communities operations revenue ..           --          6,673        43,771            --          50,444
   Management fees ..................................       40,599             --            --       (40,599)             --
   Equity income from subsidiaries ..................       28,347             --            --       (28,347)             --
   Interest income ..................................          227          6,450         8,807            --          15,484
   Gain on sales of notes receivable ................           --          6,929            --            --           6,929
                                                         ---------      ---------     ---------     ---------       ---------
                                                            69,173         52,763       396,270       (68,946)        449,260
                                                         ---------      ---------     ---------     ---------       ---------
COSTS AND EXPENSES
   Cost of real estate sales ........................           --          8,704       123,149            --         131,853
   Cost of other resort and communities operations ..           --          3,942        48,638            --          52,580
   Management fees ..................................           --            779        39,820       (40,599)             --
   Selling, general and administrative expenses .....       31,294         17,390       146,094            --         194,778
   Interest expense .................................        6,287          1,064         3,988            --          11,339
   Provision for loan losses ........................           --            848         5,654            --           6,502
   Other (income) expense, net ......................          377            354          (175)           --             556
                                                         ---------      ---------     ---------     ---------       ---------
                                                            37,958         33,081       367,168       (40,599)        397,608
                                                         ---------      ---------     ---------     ---------       ---------
   Income before minority interest and provision
      for income taxes ..............................       31,215         19,682        29,102       (28,347)         51,652
   Minority interest in income of consolidated
      subsidiary ....................................           --             --            --         2,692           2,692
                                                         ---------      ---------     ---------     ---------       ---------
   Income before provision for income taxes .........       31,215         19,682        29,102       (31,039)         48,960
   Provision for income taxes .......................        1,104          6,541        11,204            --          18,849
                                                         ---------      ---------     ---------     ---------       ---------
   Net income .......................................    $  30,111      $  13,141     $  17,898     $ (31,039)      $  30,111
                                                         =========      =========     =========     =========       =========

                                                                         Nine Months Ended September 30, 2005
                                                        ----------------------------------------------------------------------

                                                                        Combined       Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                        -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate .............................    $      --      $  39,589     $ 390,412     $      --       $ 430,001
   Other resort and communities operations revenue ..           --         10,149        47,854            --          58,003
   Management fees ..................................       33,028             --            --       (33,028)             --
   Equity income from subsidiaries ..................       45,849             --            --       (45,849)             --
   Interest income ..................................          980          8,247        11,212            --          20,439
   Gain on sales of notes receivable ................           --          5,323            --            --           5,323
                                                         ---------      ---------     ---------     ---------       ---------
                                                            79,857         63,308       449,478       (78,877)        513,766
                                                         ---------      ---------     ---------     ---------       ---------
COSTS AND EXPENSES
   Cost of real estate sales ........................           --         11,503       125,359            --         136,862
   Cost of other resort and communities operations ..           --          3,850        55,298            --          59,148
   Management fees ..................................           --            901        44,948       (45,849)             --
   Selling, general and administrative expenses .....       30,929         19,602       179,460            --         229,991
   Interest expense .................................        3,786          2,049         3,989            --           9,824
   Provision for loan losses ........................           --          1,190         4,636            --           5,826
   Other expense, net ...............................        1,845          2,372           452            --           4,669
                                                         ---------      ---------     ---------     ---------       ---------
                                                            36,560         41,467       414,142       (45,849)        446,320
                                                         ---------      ---------     ---------     ---------       ---------
   Income before minority interest and provision
      for income taxes ..............................       43,297         21,841        35,336       (33,028)         67,446
   Minority interest in income of consolidated
      subsidiary ....................................           --             --            --         3,305           3,305
                                                         ---------      ---------     ---------     ---------       ---------
   Income before provision for income taxes .........       43,297         21,841        35,336       (36,333)         64,141
   Provision for income taxes .......................        3,850          7,985        12,859            --          24,694
                                                         ---------      ---------     ---------     ---------       ---------
   Net income .......................................    $  39,447      $  13,856     $  22,477     $ (36,333)      $  39,447
                                                         =========      =========     =========     =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine Months Ended September 30, 2004
                                                        -------------------------------------------------------
                                                                        Combined       Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Consolidated
                                                        -----------   -------------   ----------   ------------
Operating activities:
Net cash provided by operating activities ...........    $ 27,003       $  5,212       $ 23,188      $ 55,403
                                                         --------       --------       --------      --------
Investing activities:
   Purchases of property and equipment ..............      (4,365)          (607)        (9,704)      (14,676)
   Sales of property and equipment ..................          --             --              8             8
   Installment payments on business acquisition .....          --             --           (575)         (575)
   Cash received from retained interests in notes
      receivable sold ...............................          --         11,231             --        11,231
                                                         --------       --------       --------      --------
Net cash (used) provided by investing activities ....      (4,365)        10,624        (10,271)       (4,012)
                                                         --------       --------       --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit
      facilities and notes payable ..................          --          3,179         54,461        57,640
   Payments under line-of-credit facilities and
      notes payable .................................      (1,480)        (7,733)       (66,565)      (75,778)
   Payment of debt issuance costs ...................      (2,678)           (21)          (520)       (3,219)
   Proceeds from exercise of stock options ..........       2,556             --             --         2,556
                                                         --------       --------       --------      --------
Net cash used by financing activities ...............      (1,602)        (4,575)       (12,624)      (18,801)
                                                         --------       --------       --------      --------
Net  increase in cash and cash equivalents ..........      21,036         11,261            293        32,590
Cash and cash equivalents at beginning of period ....      29,872          8,716         15,059        53,647
                                                         --------       --------       --------      --------
Cash and cash equivalents at end of period ..........      50,908         19,977         15,352        86,237
Restricted cash and cash equivalents at end of
   period ...........................................        (173)        (5,432)       (13,928)      (19,533)
                                                         --------       --------       --------      --------
Unrestricted cash and cash equivalents at end of
   period ...........................................    $ 50,735       $ 14,545       $  1,424      $ 66,704
                                                         ========       ========       ========      ========

                                                                  Nine Months Ended September 30, 2005
                                                        -------------------------------------------------------
                                                                        Combined       Combined
                                                         Bluegreen    Non-Guarantor   Subsidiary
                                                        Corporation    Subsidiaries   Guarantors   Consolidated
                                                        -----------   -------------   ----------   ------------
Operating activities:
Net cash (used) provided by operating activities ....    $(15,971)      $ (2,965)      $ 64,082      $ 45,146
                                                         --------       --------       --------      --------
Investing activities:
   Purchases of property and equipment ..............      (3,924)           (60)        (9,623)      (13,607)
   Sales of property and equipment ..................          --             --              7             7
   Installment payments on business acquisition .....          --             --           (500)         (500)
   Investment in statutory business trust ...........      (1,780)            --             --        (1,780)
   Cash received from retained interests in notes
      receivable sold ...............................          --          7,989             --         7,989
                                                         --------       --------       --------      --------
Net cash (used) provided by investing activities ....      (5,704)         7,929        (10,116)       (7,891)
                                                         --------       --------       --------      --------
Financing activities:
   Proceeds from borrowings under line-of-credit
      facilities and notes payable ..................          --             --         25,548        25,548
   Payments under line-of-credit facilities and notes
      payable .......................................        (775)          (998)       (72,801)      (74,574)
   Redemption of 10.50% senior secured notes
      payable .......................................     (55,000)            --             --       (55,000)
   Proceeds from issuance of junior subordinated
      debentures ....................................      59,280             --             --        59,280
   Payment of debt issuance costs ...................      (1,855)           (37)        (1,361)       (3,253)
   Proceeds from exercise of stock options ..........         834             --             --           834
                                                         --------       --------       --------      --------
Net cash provided (used) by financing activities ....       2,484         (1,035)       (48,614)      (47,165)
                                                         --------       --------       --------      --------
Net (decrease)  increase in cash and cash
   equivalents ......................................     (19,191)         3,929          5,352        (9,910)
Cash and cash equivalents at beginning of period ....      70,256         16,766         11,516        98,538
                                                         --------       --------       --------      --------
Cash and cash equivalents at end of period ..........      51,065         20,695         16,868        88,628
Restricted cash and cash equivalents at end of
   period ...........................................        (174)        (6,709)       (13,795)      (20,678)
                                                         --------       --------       --------      --------
Unrestricted cash and cash equivalents at end of
   period ...........................................    $ 50,891       $ 13,986       $  3,073      $ 67,950
                                                         ========       ========       ========      ========

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

                                                      Bluegreen     Bluegreen
                                                       Resorts    Communities     Totals
                                                      ---------   -----------   ----------
For the three months ended September 30, 2004
Sales of real estate ..............................   $  96,104     $  65,794    $  161,898
Other resort and communities operations revenue ...      17,287         1,880        19,167
Depreciation expense ..............................       1,387           426         1,813
Field operating profit ............................      19,210        15,584        34,794

For the three months ended September 30, 2005
Sales of real estate ..............................   $ 114,371     $  52,401    $  166,772
Other resort and communities operations revenue ...      18,368         2,823        21,191
Depreciation expense ..............................       1,790           415         2,205
Field operating profit ............................      23,070        13,566        36,636

For the nine months ended September 30, 2004
Sales of real estate ..............................   $ 235,888     $ 140,515    $  376,403
Other resort and communities operations revenue ...      44,892         5,552        50,444
Depreciation expense ..............................       3,689         1,341         5,030
Field operating profit ............................      43,245        28,173        71,418

For the nine months ended September 30, 2005
Sales of real estate ..............................   $ 277,034     $ 152,967    $  430,001
Other resort and communities operations revenue ...      50,586         7,417        58,003
Depreciation expense ..............................       5,198         1,258         6,456
Field operating profit ............................      50,743        39,253        89,996

Net inventory by business segment:

                                          December 31,   September 30,
                                              2004           2005
                                          ------------   -------------
      Bluegreen Resorts ..............     $ 126,238       $ 152,111
      Bluegreen Communities ..........        78,975          62,847
                                           ---------       ---------
      Total                                $ 205,213       $ 214,958
                                           =========       =========

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                       --------------------------------------------
                                                          2004       2005       2004        2005
                                                       ---------   --------   ---------   ---------
Field operating profit for reportable segments .....   $  34,794   $ 36,636   $  71,418   $  89,996
Interest income ....................................       5,743      8,214      15,484      20,439
Gain on sales of notes receivable ..................       3,333      2,271       6,929       5,323
Other expense, net .................................        (591)      (984)       (556)     (4,669)
Corporate general and administrative expenses ......     (10,557)    (8,333)    (23,782)    (27,993)
Interest expense ...................................      (3,242)    (3,027)    (11,339)     (9,824)
Provision for loan losses ..........................      (2,603)    (2,843)     (6,502)     (5,826)
                                                       ---------   --------   ---------   ---------
Consolidated income before minority interest and
  provision for income taxes .......................   $  26,877   $ 31,934   $  51,652   $  67,446
                                                       =========   ========   =========   =========

7. Contingencies

On November 8, 2005, we received notice that the Tennessee Department of Revenue is considering imposing an assessment for sales, use and other miscellaneous business taxes for sales of timeshare interests in Bluegreen Vacation Club within the State of Tennessee during the period from 2001 through 2004. We have been advised that the amounts that may be imposed by the state of Tennessee may be as much as $28 million; however, no formal assessment has been approved or made by the Tennessee Department of Revenue. We believe that the assessments under consideration by the Tennessee Department of Revenue are based on a preliminary, but mistaken, interpretation of the tax laws of the state of Tennessee. We will be reviewing this matter further with representatives of the Tennessee Department of Revenue, and we intend to vigorously defend against any such claims or assessments.

In an unrelated matter, the South Carolina Supreme Court has, through a series of cases, ruled that the closing of real estate and mortgage loan transactions in the state of South Carolina must be conducted under the supervision of an attorney licensed in the that state. In March 2005, a class action lawsuit was brought in the Court of Common Pleas for the 15th Judicial Circuit in South Carolina against an unaffiliated South Carolina timeshare developer alleging, among other things, that such timeshare developer did not comply with the requirements of the South Carolina Supreme Court decisions. That case remains pending and additional cases may be brought against other timeshare developers in South Carolina, including Bluegreen. If such a case were to be brought against Bluegreen and it is determined that Bluegreen is in violation of South Carolina law, Bluegreen may be subject to fines and purchasers of timeshare properties in South Carolina may have the right to rescind their respective transactions and seek the satisfaction of their related timeshare loan, all of which could have a material adverse effect on Bluegreen's results of operations and financial position.

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

      o Extensive federal, state and local laws and regulations affect the way we conduct our business. In addition, many states including the states of Florida and South Carolina, where some of the Resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, the South Carolina Supreme Court has, through a series of cases, ruled that the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in the State of South Carolina. In March 2005, a class action lawsuit was brought in the Court of Common Pleas for the 15th Judicial Circuit in South Carolina against an unaffiliated South Carolina timeshare operator alleging, among other things, that such timeshare operator did not comply with the requirements of the South Carolina Supreme Court decisions. That case remains pending and additional cases may be brought against other timeshare operators in South Carolina, including Bluegreen. If such a case were to be brought against Bluegreen and it is determined that Bluegreen is in violation of South Carolina law, Bluegreen may be subject to fines and purchasers of timeshare properties in South Carolina may have the right to rescind their respective transactions and seek the satisfaction of their related timeshare loan, all of which could have a material adverse effect on Bluegreen's results of operations and financial position.

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

      o The effect of the adoption of SOP 04-2 and SFAS No. 152 could differ from that anticipated or could have a materially adverse impact on the operations of Resort segment.

      o Anticipated changes in United States generally accepted accounting principles, especially those related to the sales of notes receivable, could have a material adverse impact on our results of operations.

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

We do not believe that inflation and changing prices have historically had a material impact on our revenues and results of operations. However, we continually review and have historically increased the sales prices of our VOIs annually and construction costs have increased and are expected to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our operating results. To the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected, including interest cost on our vacation ownership receivables purchase facilities.

We recognize revenue on homesite and VOI sales when, subject to applicable accounting rules, a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. In cases where all development has not been completed, we recognize income in accordance with the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors are paid or the regular payment formula is resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities -Off Balance Sheet Arrangements," below.

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

                                               Bluegreen                 Bluegreen
                                                Resorts                 Communities                 Total
                                       ------------------------   -----------------------   ----------------------
                                                     Percentage                Percentage               Percentage
                                          Amount      of Sales      Amount      of Sales      Amount     of Sales
                                       -----------   ----------   ----------   ----------   ---------   ----------
                                                                  (dollars in thousands)
Three Months Ended September 30, 2004
Sales of real estate ................  $    96,104      100%      $   65,794      100%      $ 161,898      100%
Cost of real estate sales ...........      (23,873)     (25)         (34,914)     (53)        (58,787)     (36)
                                       -----------                ----------                ---------
Gross profit ........................       72,231       75           30,880       47         103,111       64
Other resort and communities
   operations revenues ..............       17,287       18            1,880        3          19,167       12
Cost of other resort and
   communities operations ...........      (18,071)     (19)          (2,033)      (3)        (20,104)     (12)
Selling and marketing expenses ......      (48,154)     (50)         (11,796)     (18)        (59,950)     (37)
Field general and administrative
   expenses (1) .....................       (4,083)      (4)          (3,347)      (5)         (7,430)      (5)
                                       -----------                ----------                ---------
Field Operating Profit ..............  $    19,210       20%      $   15,584       24%      $  34,794       22%
                                       ===========                ==========                =========

Three Months Ended September 30, 2005
Sales of real estate ................  $   114,371      100%      $   52,401      100%      $ 166,772      100%
Cost of real estate sales ...........      (24,974)     (22)         (27,892)     (53)        (52,866)     (32)
                                       -----------                ----------                ---------
Gross profit ........................       89,397       78           24,509       47         113,906       68
Other resort and communities
   operations revenues ..............       18,368       16            2,823        5          21,191       13
Cost of other resort and
   communities operations ...........      (17,605)     (15)          (2,544)      (5)        (20,149)     (12)
Selling and marketing expenses ......      (60,396)     (53)          (8,353)     (16)        (68,749)     (41)
Field general and administrative
   expenses (1) .....................       (6,694)      (6)          (2,869)      (5)         (9,563)      (6)
                                       -----------                ----------                ---------
Field Operating Profit ..............  $    23,070       20%      $   13,566       26%      $  36,636       22%
                                       ===========                ==========                =========

Nine Months Ended September 30, 2004
Sales of real estate ................  $   235,888      100%      $  140,515      100%      $ 376,403      100%
Cost of real estate sales ...........      (55,479)     (24)         (76,374)     (54)       (131,853)     (35)
                                       -----------                ----------                ---------
Gross profit ........................      180,409       76           64,141       46         244,550       65
Other resort and communities
   operations revenues ..............       44,892       19            5,552        4          50,444       13
Cost of other resort and
   communities operations ...........      (47,112)     (20)          (5,468)      (4)        (52,580)     (14)
Selling and marketing expenses ......     (122,722)     (52)         (27,341)     (19)       (150,063)     (40)
Field general and administrative
   expenses (1) .....................      (12,222)      (5)          (8,711)      (6)        (20,933)      (6)
                                       -----------                ----------                ---------
Field Operating Profit ..............  $    43,245       18%      $   28,173       20%      $  71,418       17%
                                       ===========                ==========                =========

                                               Bluegreen                 Bluegreen
                                                Resorts                 Communities                 Total
                                       ------------------------   -----------------------   ----------------------
                                                     Percentage                Percentage               Percentage
                                          Amount      of Sales      Amount      of Sales      Amount     of Sales
                                       -----------   ----------   ----------   ----------   ---------   ----------
                                                                  (dollars in thousands)
Nine Months Ended  September 30, 2005
Sales of real estate ................  $   277,034      100%      $  152,967      100%      $ 430,001      100%
Cost of real estate sales ...........      (58,064)     (21)         (78,798)     (52)       (136,862)     (32)
                                       -----------                ----------                ---------
Gross profit ........................      218,970       79           74,169       48         293,139       68
Other resort and communities
   operations revenues ..............       50,586       18            7,417        5          58,003       13
Cost of other resort and
   communities operations ...........      (52,699)     (19)          (6,449)      (4)        (59,148)     (14)
Selling and marketing expenses ......     (150,220)     (54)         (26,837)     (18)       (177,057)     (41)
Field general and administrative
   expenses (1) .....................      (15,894)      (6)          (9,047)      (6)        (24,941)      (6)
                                       -----------                ----------                ---------
Field Operating Profit ..............  $    50,743       18%      $   39,253       26%      $  89,996       21%
                                       ===========                ==========                =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $10.6 million for the three months ended September 30, 2004 and $8.3 million for the three months ended September 30, 2005. Corporate general and administrative expenses totaled $23.8 million for the nine months ended September 30, 2004 and $28.0 million for the nine months ended September 30, 2005. See "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales of real estate increased $4.9 million or 3% from $161.9 million during the three months ended September 30, 2004 to $166.8 million during the three months ended September 30, 2005. Consolidated sales increased 14% from $376.4 million during the nine months ended September 30, 2004 to $430.0 million during the nine months ended September 30, 2005.

Bluegreen Resorts. During the three months ended September 30, 2004 and September 30, 2005, sales of VOIs contributed $96.1 million (59%) and $114.4 million (69%) of our total consolidated sales, respectively. During the nine months ended September 30, 2004 and September 30, 2005, sales of VOIs contributed $235.9 million (63%) and $277.0 million (64%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                           Three Months Ended              Nine Months Ended
                                      -----------------------------   -----------------------------
                                      September 30,   September 30,   September 30,   September 30,
                                          2004            2005            2004            2005
                                      -------------   -------------   -------------   -------------
Number of VOI sales transactions           9,735          11,861          24,258          28,719
Average sales price per transaction     $ 10,171         $ 9,931        $ 10,043         $ 9,967
Gross margin                                  75%             78%             76%             79%

The $18.3 million or 19% increase in Bluegreen Resorts' sales during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, was due primarily to same-site sales increases at our various sales offices. Same-site sales increased by approximately $13.0 million or 14% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The same-site sales increase was primarily attributable to the increase in sales at The Fountains resort, located in Orlando, Florida. The Fountains generated $9.4 million in sales during the three months ended September 30, 2005 as compared to $3.9 million during the three months ended September 30, 2004. Sales also increased due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 42% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This, combined with a 12% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately
79,000 prospects during the three months ended September 30, 2004 to approximately 88,000 prospects during the three months ended September 30, 2005 and a slightly higher sale-to-tour conversion ratio during 2005, significantly contributed to the overall sales increase during the three months ended

September 30, 2005 as compared to the three months ended September 30, 2004. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was also partially due to our five new sales sites, an offsite sales office in Dallas, Texas (opened in October 2004), an offsite sales office in King of Prussia, Pennsylvania (opened in March 2005), The Hammocks at Marathon in Marathon, Florida (opened in August 2004), The Suites at Hershey in Hershey, Pennsylvania (opened in June, 2005), and Daytona SeaBreeze in Daytona Shores, Florida (opened in August, 2005).

The $41.1 million or 17% increase in Bluegreen Resorts' sales during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, was due primarily to same-site sales increases at our various sales offices. Same-site sales increased by approximately $29.6 million or 13% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The same-site sales increase was primarily attributable to the increase in sales at The Fountains resort, which generated $24.3 million in sales during the nine months ended September 30, 2005 as compared to $9.0 million during the nine months ended September 30, 2004. The sales increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 37% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This, combined with an 11% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 199,000 prospects during the nine months ended September 30, 2004 to approximately 222,000 prospects during the nine months ended September 30, 2005 and a slightly higher sale-to-tour conversion ratio during 2005 significantly contributed to the overall sales increase during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our five new sales sites, as described above.

Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three and nine months ended September 30, 2005, our gross margin was favorably impacted by the sale of relatively lower cost VOIs acquired through opportunistic acquisitions in 2003. Approximately 144 condominium units in which we will sell vacation ownership units were constructed and became available for sale at the beginning of 2005 at the Fountains Resort, which has a product cost of approximately 20% of sales price. We anticipate that our gross margin will return to historical levels in the future, due to rising construction costs and expected increase in the cost of real estate for acquisition.

Other resort operations revenues increased $1.1 million or 6% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased $5.7 million or 13% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increases during both the three and nine months ended September 30, 2005 as compared to the same periods the prior year were due primarily to increases in revenues from our resort management business, as well as higher fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales, commensurate with the increases in resort sales.

Cost of other resort operations remained consistent during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased $5.6 million or 12% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increase in the cost of other resort operations during the nine months ended September 30, 2005 was due primarily to increases in the related revenues discussed above as well as due to higher subsidies incurred relative to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $12.2 million or 25% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. During the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, selling and marketing expenses for Bluegreen Resorts increased $27.5 million or 22%. These increases were primarily related to the increase in sales, as most of these expenses are variable with sales. As a percentage of sales, selling and marketing expenses increased to approximately 53% and 54% during the three months and nine months ended September 30, 2005 as compared to 50% and 52% of sales during the three and nine months ended September 30, 2004, respectively, primarily a result of start-up marketing costs incurred at our new sales offices.

We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurances can be given that selling and marketing expenses will not continue to increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $2.6 million or 64% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Field general and administrative expenses for Bluegreen Resorts increased $3.7 million or 30% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in field general and administrative expenses was primarily a result of the cost of operating our new sales offices.

As of December 31, 2004 and September 30, 2005, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. As discussed in further detail in the Notes to Condensed Consolidated Financial Statements, the adoption of a new accounting pronouncement, effective January 1, 2006, will change our treatment of sales incentives and other similarly treated items and will result in the deferral of sales recognition of certain VOI sales financed by the Company.

Bluegreen  Communities.  During the three  months ended  September  30, 2004 and
September 30, 2005, Bluegreen Communities generated $65.8 million (41%) and $52.4 million (31%) of our total consolidated sales, respectively. During the nine months ended September 30, 2004 and September 30, 2005, Bluegreen Communities generated $140.5 million (37%) and $153.0 million (36%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                         Three Months Ended              Nine Months Ended
                                   -----------------------------   -----------------------------
                                   September 30,   September 30,   September 30,   September 30,
                                       2004            2005            2004            2005
                                   -------------   -------------   -------------   -------------
Number of homesites sold                  816             469           2,191           1,880
Average sales price per homesite     $ 72,662        $ 82,426        $ 69,212        $ 80,388
Gross margin                               47%             47%             46%             48%

Bluegreen Communities' sales decreased $13.4 million or 20% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, due primarily to the sell-out of six Communities properties during or prior to the third quarter of 2005. The largest contributors to the decline were the substantial sell-out of Traditions of Braselton, a 1,142 acre golf course community in Braselton, Georgia, and Brickshire, our golf course community located in New Kent Virginia. Sales at Traditions of Braselton were only $0.9 million during the three months ended September 30, 2005 as compared to $13.4 million during the three months ended September 30, 2004. Brickshire, which was sold-out prior to the third quarter of 2005, had sales of $10.5 during the three months ended September 30, 2004. Partially offsetting these declines were higher sales at many of our other properties. Sales recognized at Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia, totaled $16.8 million during the three months ended September 30, 2005 as compared to $5.8 million during the three months ended September 30, 2004. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge. Chapel Ridge recognized sales of approximately $13.1 million during the three months ended September 30, 2005 as compared to $4.2 million during the three months ended September 30, 2004. During the first half of 2005 we commenced sales at Sugar Tree on the Brazos, a community located outside Fort Worth, Texas, and at Saddle Creek Forest, a community located near Houston, Texas. During the third quarter of 2005 we recognized sales at these two communities of $1.5 million and $0.6 million, respectively. Also, in the summer of 2005, we acquired two additional properties in Texas totaling approximately 2,600 acres. One of these projects, The Settlement at Patriot Ranch near San Antonio, commenced sales in August 2005, and recognized sales of $1.0 million during the third quarter of 2005. The second community, Havenwood at Hunters Crossing, also near San Antonio, is expected to commence sales in early 2006.

Bluegreen Communities' sales increased $12.5 million or 9% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Sanctuary Cove recognized sales of approximately $43.7 million during the nine months ended September 30, 2005 compared to $15.6 million during the nine months ended September 30, 2004. Chapel Ridge recognized sales of approximately $25.6 million during the nine months ended September 30, 2005 compared to $4.2 millions during the nine months ended September 30, 2004. Sales at Mystic Shores, located in the Texas Hill Country, totaled $19.6 million during the nine months ended September 30, 2005 as compared to $16.6 million during the nine months ended September 30, 2004. Chapel Ridge, Sugar Tree on the Brazo and Saddle Creek Forest recognized sales of approximately $25.6 million, $4.9 million, and $3.6 million during the nine months ended September 30, 2005, respectively. These increases in sales as well as increases in sales at certain of our other properties were partially offset by decreases in sales in projects that were substantially sold out either during or prior to the nine months ended September 30, 2005.

Certain of our properties substantially sold out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business, and in new regions of the country, in order to maintain appropriate levels of properties in our portfolio.

Bluegreen Communities' gross margin remained constant at 47% during the three months ended September 30, 2004 and 2005 and increased from 46% during the nine months ended September 30, 2004 to 48% during the nine months ended September 30, 2005. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of

Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 18% to 16% during the three months ended September 30, 2004 and September 30, 2005, respectively. Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 19% to 18% during the nine months ended September 30, 2004 and September 30, 2005, respectively. These expenditures decreased as a percentage of sales due to a higher average sales price per homesite coupled with relatively lower selling and marketing expenses at our new golf course communities in Georgia as compared to our other projects.

As of December 31, 2004, Bluegreen Communities had $27.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting. As of September 30, 2005, Bluegreen Communities had $37.8 million of sales and $16.0 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $10.6 million and $8.3 million during the three months ended September 30, 2004 and September 30, 2005, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 7% and 5% during the three months ended September 30, 2004 and September 30, 2005, respectively. Corporate general and administrative expenses were $23.8 million and $28.0 million for the nine months ended September 30, 2004 and September 30, 2005, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 6% and 7% during the nine months ended September 30, 2004 and September 30, 2005, respectively.

The decrease in corporate general and administrative expenses during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was due in part to an expense incurred in the third quarter of 2004 related to the settlement of a sales tax dispute with the State of Wisconsin. The increase in corporate general and administrative expenses during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, was due primarily to the additional costs incurred in connection with the implementation of and continuing compliance with the requirements associated with the Sarbanes-Oxley Act of 2002, severance costs associated with the departure of our former Chief Financial Officer, as well as increased personnel and other expenses incurred in our information technology, accounting and acquisition and development areas to support our growth.

For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income earned totaled $5.7 million and $8.2 million during the three months ended September 30, 2004 and September 30, 2005, respectively. Interest income was $15.5 million for the nine months ended September 30, 2004 and $20.4 million for the nine months ended September 30, 2005.

The  increases  in  interest  income  during  the  three and nine  months  ended
September 30, 2005 as compared to the comparable periods ended September 30, 2004 were due to higher interest income earned from our notes receivable and our retained interests in notes receivable sold primarily as a result of higher average aggregate notes receivable and retained interest in notes receivable sold balances during the three and nine months ended September 30, 2005, as compared to the comparable periods ended September 30, 2004. Interest income was reduced by $0.7 million and $1.7 million during the three and nine months ended September 30, 2004, respectively, and $1.6 million during the nine months ended September 30, 2005 for other-than-temporary decreases in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction as a result of higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable. During the three months ended September 30, 2004 and September 30, 2005, we sold $25.9 million and $57.6 million, respectively, of notes receivable pursuant to vacation ownership receivables purchase facilities in place during the respective periods. In connection with these sales, we recognized gains on sales of notes receivable of $0.7 million and $2.3 million during the three months ended September 30, 2004 and September 30, 2005, respectively. We also recognized an aggregate gain of $2.6 million in connection with a 2004 term securitization transaction (the "2004 Term Securitization") during the three months ended September 30, 2004.

During the nine months ended September 30, 2004 and September 30, 2005, we sold $86.7 million and $147.5 million, respectively, of notes receivable pursuant to our vacation ownership receivables purchase facilities in place during the respective periods and recognized gains totaling $4.3 million and $5.3 million, respectively. We also recognized an aggregate gain of $2.6 million in connection with the 2004 Term Securitization during the nine months ended September 30, 2004.

Excluding the gain recognized in connection with the 2004 Term Securitization, the increase in the gain on sale of notes receivable recognized during the three and nine months ended September 30, 2005, as compared to comparable periods ended September 30, 2004, reflects a larger amount of receivables being sold during 2005, partially off-set by higher cost of funds and other relevant variables associated with the transactions during the nine months ended September 30, 2005.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. We have recognized gains on sales of notes receivable each quarter since the three months ended December 31, 2000 (20 consecutive quarters). The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Should our ability to monetize our receivables through off-balance sheet transactions be limited, it may not be possible to achieve gains on sales of receivables in future periods on a quarterly basis.

Interest Expense. Interest expense was $3.2 million and $3.0 million during the three months ended September 30, 2004 and September 30, 2005, respectively. Interest expense was $11.3 million and $9.8 million for the nine months ended September 30, 2004 and September 30, 2005, respectively. The decrease in interest expense during the three- and nine-month periods ended September 30, 2005 as compared to the comparable periods ended September 30, 2004, was primarily as a result of lower average debt outstanding and more interest being capitalized due to increased construction activity, partially off-set by increased borrowing rates.

Provision for Loan Losses. We recorded provisions for loan losses totaling $2.6 and $2.8 during the three months ended September 30, 2004 and September 30, 2005, respectively. The provisions for loan losses for the nine months ended September 30, 2004 and September 30, 2005 were $6.5 million and $5.8 million, respectively. The decrease in the provision for loan losses during the nine months ended September 30, 2005 as compared to the comparable period ended September 30, 2004 was primarily a result of higher non-recourse sales of notes receivable pursuant to our vacation ownership receivables purchase facilities.

The allowance for loan losses by division as of December 31, 2004 and September 30, 2005 was as follows:

                                       Bluegreen    Bluegreen
                                        Resorts    Communities     Other       Total
                                       ---------   -----------   ---------   ---------
                                                    (dollars in thousands)
December 31, 2004
Notes receivable ...................   $ 121,273    $  10,901    $     186   $ 132,360
Allowance for loan losses ..........      (9,974)        (251)        (186)    (10,411)
                                       ---------    ---------    ---------   ---------
Notes receivable, net ..............   $ 111,299    $  10,650    $      --   $ 121,949
                                       =========    =========    =========   =========
Allowance as a % of gross notes
  receivable .......................         8.2%         2.3%       100.0%        7.9%
                                       =========    =========    =========   =========

September 30, 2005
Notes receivable ...................   $ 132,945    $   9,202    $     186   $ 142,333
Allowance for loan losses ..........     (10,397)        (187)        (186)    (10,770)
                                       ---------    ---------    ---------   ---------
Notes receivable, net ..............   $ 122,548    $   9,015    $      --   $ 131,563
                                       =========    =========    =========   =========
Allowance as a % of gross notes
  receivable .......................         7.8%         2.0%       100.0%        7.6%
                                       =========    =========    =========   =========

Other Expense, net. The increase in other expense, net, during the three and nine months ended September 30, 2005 as compared to the comparable periods ended September 30, 2004, was primarily a result of higher amortization of legal and other expenses related to our vacation ownership receivables purchase facilities. This is a result of having more facilities available during the three and nine months ended September 30, 2005 as compared to the comparable periods ended September 30, 2004. The nine months ended September 30, 2005 also includes the recognition of a $1.7 million loss on the early extinguishment of $55.0 million of our 10.5% Senior Secured Notes.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $0.4 million and $1.6 during the three months ended

September 30, 2004 and September 30, 2005, respectively. Minority interest in income of consolidated subsidiary was $2.7 million and $3.3 million for the nine months ended September 30, 2004 and September 30, 2005, respectively.

Summary. Based on the factors discussed above, our net income was $16.3 million and $18.7 million for the three months ended September 30, 2004 and September 30, 2005, respectively, and was $30.1 million and $39.4 million for the nine months ended September 30, 2004 and September 30, 2005, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2004 and September 30, 2005 (in thousands):

                                                             Nine months ended
                                                       -----------------------------
                                                       September 30,   September 30,
                                                           2004            2005
                                                       -----------------------------
Cash flows provided by operating activities             $    55,403     $   45,146
Cash flows used by investing activities                      (4,012)        (7,891)
Cash flows used by financing activities                     (18,801)       (47,165)
                                                        -----------     ----------
Net increase (decrease) in cash and cash equivalents    $    32,590     $   (9,910)
                                                        ===========     ==========

Cash Flows From Operating Activities. Cash flows provided by operating activities decreased $10.3 million or 19% from $55.4 million during the nine months ended September 30, 2004 to $45.1 million during the nine months ended September 30, 2005. This decrease was due primarily to higher construction and development spending during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Additionally, during the nine months ended September 30, 2005 we acquired land for three Bluegreen Communities developments (Saddle Creek Forest, Patriot Ranch, and Havenwood at Hunter's Crossing) and two vacation ownership resorts (Daytona SeaBreeze and SeaGlass Towers), as compared to the acquisition of only one vacation ownership resort (the Suites at Hershey) during the nine months ended September 30, 2004. These acquisition and related construction and development costs were paid with a combination of cash and financing. These cash out flows were partially offset by higher net income and higher proceeds from sales of notes receivable during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Cash Flows From Investing Activities. Cash flows used by investing activities increased $3.9 million or 97% from $4.0 million during the nine months ended September 30, 2004 to $7.9 million during the nine months ended September 30, 2005. This increase was due primarily to lower amounts of cash received from our retained interests in notes receivable sold, as we did not begin receiving cash flows on our retained interest in the 2004 Term Securitization until the third quarter of 2005 due to reserve funding requirements. In addition, during the nine months ended September 30, 2005, we capitalized investments of $1.8 million into statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see "Liquidity and Capital Resources").

Cash Flows From Financing Activities. Cash flows used by financing activities increased $28.4 million or 151% from $18.8 million during the nine months ended September 30, 2004 to $47.2 million during the nine months ended September 30, 2005. This increase was due primarily to the redemption of $55.0 million of our senior secured notes as well as lower borrowings under our credit facilities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These outflows were partially offset by the receipt of $59.3 million of cash in connection with our issuance of the junior subordinated debentures.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of September 30, 2005. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2005. Our other indebtedness includes outstanding senior secured notes payable, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation  Ownership   Receivables   Purchase  Facilities  -  Off  Balance  Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, for the nine months ended September 30, 2005, these expenses approximated 60% of sales. Accordingly, the availability of facilities for the hypothecation and sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through October 2, 2006. As of September 30, 2005, the remaining availability under the GE Purchase Facility was $86.4 million, subject to eligibility requirements and conditions precedent.

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

The BB&T Purchase Facility. On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or London Interbank Offered Rate ("LIBOR"), as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which are being amortized over the funding period of the facility. We act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $140.0 million on a revolving basis, the commitment for $40.0 million of which expired on July 5, 2005, and the remainder of which expires on December 30, 2005. We are currently negotiating a new vacation ownership receivables facility with BB&T. There can be no assurance that any facility will be obtained on favorable terms, if at all.

Through September 30, 2005, we sold $147.5 million of aggregate principal balance of notes receivable under the BB&T Purchase Facility for a cumulative purchase price of $125.4 million. As of September 30, 2005, the remaining availability under the BB&T Purchase Facility was $15.1 million, subject to eligibility requirements and conditions precedent.

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

We have chosen to monetize our receivables through the GE Purchase Facility, the BB&T Purchase Facility (collectively, the "Purchase Facilities") and, historically, other similar facilities, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement. The generally accepted accounting principles governing the sales of notes receivable are evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Should we become unable to obtain off-balance sheet treatment for future sales of receivables, while it would have minimal impact, if any, on our liquidity, it could have a material adverse impact on our quarterly results of operations and our debt level, which could adversely impact our compliance with debt covenants in current or future finance arrangements.

The Purchase Facilities discussed above are the only ongoing receivables purchase facilities under which we currently have the intent and ability to sell receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the Purchase Facilities when these facilities are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

Historically, we have also been a party to a number of securitization-type transactions, all of which, in our opinion, utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization-type transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are generally distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facilities and prior similar facilities for the periods presented below (in thousands):

                                                        December 31,    September 30,
                                                            2004             2005
                                                        -----------------------------
On Balance Sheet:

Retained interests in notes receivable sold               $ 72,099        $  96,744
Servicing assets (included in other assets)                  3,357            3,917

Off Balance Sheet:

Notes receivable sold without recourse                     326,076          416,099
Principal balance due to note receivable purchasers        297,122          356,998

                                                             Three Months Ended
                                                        -----------------------------
Income Statement:                                       September 30,   September 30,
                                                             2004            2005
                                                        -----------------------------
Gains on sales of notes receivable                        $  3,333        $   2,271
Interest accretion on retained interests in notes
    receivable sold                                          1,122            2,084
Servicing fee income                                         1,074            1,339
Amortization of servicing assets                              (301)            (328)

                                                             Nine Months Ended
                                                        -----------------------------
                                                        September 30,   September 30,
                                                             2004            2005
                                                        -----------------------------
Gains on sales of notes receivable                        $  6,929        $   5,323
Interest accretion on retained interests in notes
    receivable sold                                          3,988            4,078
Servicing fee income                                         3,253            3,875
Amortization of servicing assets                              (769)            (970)

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our vacation ownership projects.

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2013. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00% (7.86% at September 30, 2005). During the nine months ended September 30, 2005, we pledged approximately $18.8 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $16.9 million in cash borrowings. As of September 30, 2005, $28.2 million was outstanding under the GMAC Receivables Facility.

The  GMAC  AD&C  Facility.  RFC  has  also  provided  us  with a  $75.0  million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on September 15, 2006, and outstanding borrowings mature no later than September 15, 2010, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at LIBOR plus 4.75% (8.61% at September 30, 2005). Interest payments are due monthly. During the nine months ended September 30, 2005, we borrowed $9.6 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains. As of September 30, 2005, $10.8 million was outstanding under the GMAC AD&C Facility.

The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, and outstanding acquisition and development borrowings mature no later than January 1, 2006. The borrowing period for vacation ownership receivables loans under the Textron Facility expires on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Acquisition and development principal is being repaid semi-annually commencing September 14, 2004, subject to minimum required amortization, with the balance due upon the earlier of i) the date that 85% of the VOIs in the financed resort are sold or ii) the maturity date. Acquisition and development indebtedness under the facility bears interest at the prime lending rate plus 1.25%, subject to a minimum interest rate of 6.25%. Interest payments are due monthly. Receivable-backed borrowings under the Textron

Facility bear interest at the prime lending rate plus 1.00% (7.75% at September 30, 2005), subject to a 6.00% minimum interest rate. During the nine months ended September 30, 2005, we borrowed $10.5 million collateralized by $11.6 million of vacation ownership receivables. As of September 30, 2005, $4.5 million was outstanding under the Textron Facility.

The RFL A&D Facility. On January 11, 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. The interest charged on outstanding borrowings will be the 30-day LIBOR plus 3.90%, subject to a 6.90% floor, and will be payable monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which will be paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. On January 11, 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona Resort. The total commitment under the RFL A&D Facility for the Daytona Resort is $14.7 million, the $5.2 million balance of which can be borrowed to fund refurbishment of the Daytona Resort. As of September 30, 2005, the outstanding principal balance of borrowings under the RFL A&D Facility was $7.3 million.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (8.00% at September 30,
2005), payable monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (7.00% at September 30, 2005) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (7.25% at September 30,
2005). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. We can borrow under the Foothill Facility through December 31, 2006. At September 30, 2005, the outstanding principal balance under this facility was approximately $4.0 million, approximately $2.9 million of which related to Bluegreen Communities' receivables borrowings and $1.1 million of which related to Bluegreen Resorts' receivables borrowings. Outstanding indebtedness collateralized by receivables is due December 31, 2008.

The GMAC Communities Facility. We have a $75.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen
Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Pueblo, Colorado); and Havenwood at Hunters' Crossing (New Braunfels, Texas) (the "Texas Property"). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 30, 2007. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (7.75% at September 30, 2005) and is payable monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. On July 20, 2005, we borrowed an additional $7.5 million under the GMAC Communities Facility in connection with the acquisition of the Texas Property. As of September 30, 2005, $7.5 million was outstanding under the GMAC Communities Facility.

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

Trust Preferred Securities Offerings

We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company's option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at September 30, 2005 (dollars in thousands):

                                   Outstanding
                                    Amount of                          Fixed                      Beginning
                                     Junior       Initial             Interest      Variable      Optional
                                  Subordinated    Equity     Issue      Rate     Interest Rate   Redemption   Maturity
          Trust                    Debentures    To Trust     Date      (1)           (2)           Date        Date
----------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory Trust I       $     23,196   $    696   3/15/05    9.160%    LIBOR + 4.90%     3/30/10     3/30/35

Bluegreen Statutory Trust II            25,774        774    5/4/05    9.158%    LIBOR + 4.85%     7/30/10     7/30/35

Bluegreen Statutory Trust III           10,310        310   5/10/05    9.193%    LIBOR + 4.85%     7/30/10     7/30/35
                                  -----------------------
                                  $     59,280   $  1,780
                                  =======================

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

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at LIBOR plus 2.00% (5.86% at September 30, 2005). Interest is due monthly and all outstanding amounts are due on June 30, 2006. Borrowings under the line-of-credit are limited to an amount which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains covenants and conditions typical of arrangements of this type. As of September 30, 2005, no borrowings were outstanding under the line; however, an aggregate of $607,000 of irrevocable letters of credit were outstanding under this line-of-credit at September 30, 2005. These letters of credit expire on December 31, 2005. This line-of-credit is an available source of short-term liquidity.

Commitments

Our material commitments as of September 30, 2005 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of September 30, 2005, by period due (in thousands):

                                                     Payments Due by Period
                                    ---------------------------------------------------------
                                      Less
                                      than       1 -- 3      4 -- 5      After 5
     Contractual Obligations         1 Year       Years       Years       Years       Total
---------------------------------   ---------   ---------   ---------   ---------   ---------
Receivable-backed notes payable     $      28   $      --   $   8,546   $  28,241   $  36,815
Lines-of-credit and notes payable      20,910      23,499       7,562          --      51,971
10.5% senior secured notes                 --      55,000          --          --      55,000
Junior subordinated debentures             --          --          --      59,280      59,280
Noncancelable operating leases          5,249      10,733       6,812       6,795      29,589
                                    ---------   ---------   ---------   ---------   ---------
Total contractual obligations       $  26,187   $  89,232   $  22,920   $  94,316   $ 232,655
                                    =========   =========   =========   =========   =========

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

As noted above, we have $607,000 in letters-of-credit outstanding at September 30, 2005, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire on December 31, 2005, were required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $21.3 million as of September 30, 2005. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $76.3 million as of September 30, 2005. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

During 2004, we executed various agreements with Carolinian Resort Development LLC ("CRD") to develop a vacation ownership resort in Myrtle Beach, South Carolina (the "Carolinian Resort"). CRD is obtaining zoning and other approvals (collectively, the "Approvals") for this project and is responsible for constructing the Carolinian Resort for sale to us upon its completion pursuant to plans and specifications agreed-upon by us. The purchase price of the completed Carolinian Resort is anticipated to be $21.0 million, $2.9 million of which has been paid by us as a deposit and is being held in escrow as of September 30, 2005. Should CRD default under the agreements governing the construction and sale of the Carolinian Resort to us, we may exercise certain remedies including termination of the agreements and a refund for our deposit or specific performance. The Carolinian Resort is expected to be completed in November 2005. RFC has agreed to provide financing to us for the purchase of the Carolinian Resort under the GMAC AD&C Facility, and when financed under this facility, this borrowing would mature in November 2009. See "Liquidity and Capital Resources -- Credit Facilities for Bluegreen Resorts' Receivables and Inventories" for a discussion of the terms of the GMAC AD&C Facility.

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

Item 4.   CONTROLS AND PROCEDURES

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

      b) There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
----------------------------
Item  1. Legal Proceedings

On November 8, 2005, we received notice that the Tennessee Department of Revenue is considering imposing an assessment for sales, use and other miscellaneous business taxes for sales of timeshare interests in Bluegreen Vacation Club during the period from 2001 through 2004. We have been advised that the amounts that may be imposed by the state of Tennessee may be as much as $28 million; however, no formal assessment has been approved or made by the Tennessee Department of Revenue. We believe that the assessments under consideration by the Tennessee Department of Revenue are based on a preliminary, but mistaken, interpretation of the tax laws of the state of Tennessee. We will be reviewing this matter further with representatives of the Tennessee Department of Revenue, and we intend to vigorously defend against any such claims or assessments.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2005, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares.

Item  6. Exhibits

          3.2 Amended and Restated Bylaws of Bluegreen Corporation, as of October 14, 2002, filed as exhibit (Exhibit 3.2) to Form 10-Q on November 13, 2002 inadvertently omitted Article VIII Director Emeritus. A complete copy of the bylaws of Bluegreen Corporation is filed herewith.

         10.7 Commitment Extension Letter to the Amended and Restated Note Purchase Agreement among Bluegreen Corporation, as Seller and Servicer, BXG Receivables Note Trust 2001-A, as Issuer, Bluegreen Receivables Finance Corporation V, as Depositor, dated as of September 2, 2005.

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

                                            BLUEGREEN CORPORATION
                                                 (Registrant)

Date:  November 9, 2005               By:   /S/ GEORGE F. DONOVAN
                                            -----------------------------------
                                            George F. Donovan
                                            President and
                                            Chief Executive Officer

Date:  November 9, 2005               By:   /S/ ANTHONY M. PULEO
                                            -----------------------------------
                                            Anthony M. Puleo
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date:  November 9, 2005               By:   /S/ RAYMOND S. LOPEZ
                                            -----------------------------------
                                            Raymond S. Lopez
                                            Vice President and
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)