Form 10-K
period 2005-12-31
BLUEGREEN CORP
filed 2006-03-16
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

  Large Accelerated filer |_| Accelerated  filer |X|  Non-Accelerated  filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $360,956,342 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2005 ($17.41 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock.

      As of March 14, 2006, there were 30,512,651 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Specifically   identified  portions  of  the  Company's  definitive  proxy statement to be filed for its 2006 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                     PART I
                                                                            PAGE

Item 1.  BUSINESS ........................................................    1

Item 1A. RISK FACTORS ....................................................   27

Item 1B. UNRESOVLED STAFF COMMENTS........................................   33

Item 2.  PROPERTIES ......................................................   33

Item 3.  LEGAL PROCEEDINGS ...............................................   33

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   33

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .............   33

Item 6.  SELECTED FINANCIAL DATA .........................................   35

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .....................................   38

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......   59

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................   61

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ......................................  107

Item 9A.  CONTROLS AND PROCEDURES ........................................  107

Item 9B.  OTHER INFORMATION ..............................................  108

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............  108

Item 11. EXECUTIVE COMPENSATION ..........................................  108

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS ...............................  108

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  108

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES ..........................  108

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ......................  108

Signatures ...............................................................  110

Exhibit Index.............................................................   107

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," and "Bluegreen Vacation Club(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM) at Big Cedar(R)," "The Lodge Alley Inn(TM)," "Carolina Grande(TM)" "Harbour Lights(TM)," "SeaGlass Tower(TM)" "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM),"
"Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Saddle Creek Forest(TM)," "Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," and "Preserve at Jordan Lake(TM)" are trademarks or service marks of Bluegreen Corporation in the United States.

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

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to capitalize on the growth of the vacation ownership industry. As of December 31, 2005, we had approximately
153,000 VOI owners, including approximately 115,000 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club through sales offices at all of our owned resorts and at our six off-site sales offices in Indiana, Michigan, Minnesota, Texas, Pennsylvania and Georgia. A VOI in any of our resorts entitles the buyer to an annual or biennial allotment of "points" in perpetuity in our Bluegreen Vacation Club. Club members may use their points to stay in one of 21 Bluegreen-owned resorts and 23 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered through Resort Condominiums International, LLC ("RCI") an external exchange network. The following table sets forth the Bluegreen Vacation Club resorts:

           Bluegreen-Owned Resorts (1)                             Location
      -----------------------------------------------        --------------------------------
      Daytona SeaBreeze (3)                                  Daytona Beach Shores, Florida
      The Hammocks at Marathon (3)                           Marathon, Florida
      The Fountains (3)                                      Orlando, Florida
      Orlando's Sunshine Resort (3)                          Orlando, Florida
      Casa Del Mar Beach Resort                              Ormond Beach, Florida
      Grande Villas at World Golf Village (3)                St. Augustine, Florida
      Solara Surfside (3)                                    Surfside, Florida
      Mountain Run at Boyne (3)                              Boyne Falls, Michigan
      The Falls Village (3)                                  Branson, Missouri
      Bluegreen Wilderness Club at Big Cedar (3) (4)         Ridgedale, Missouri
      The Suites at Hershey (3)                              Hershey, Pennsylvania
      The Lodge Alley Inn (3)                                Charleston, South Carolina
      Carolina Grande (2)                                    Myrtle Beach, South Carolina
      Harbour Lights (3)                                     Myrtle Beach, South Carolina
      SeaGlass Tower (2)                                     Myrtle Beach, South Carolina
      Shore Crest Vacation Villas (3)                        North Myrtle Beach, South Carolina
      MountainLoft (3)                                       Gatlinburg, Tennessee
      Laurel Crest (3)                                       Pigeon Forge, Tennessee
      Shenandoah Crossing (3)                                Gordonsville, Virginia
      Christmas Mountain Village (3)                         Wisconsin Dells, Wisconsin
      La Cabana Beach and Racquet Club (5)                   Oranjestad, Aruba

               Other Resorts (1)                           Location
      ---------------------------------------        -----------------------
      Paradise Isle Resort                           Gulf Shores, Alabama
      Shoreline Towers Resort                        Gulf Shores, Alabama
      Via Roma Beach Resort (3)                      Bradenton Beach, Florida
      Dolphin Beach Club (3)                         Daytona Beach Shores, Florida
      Fantasy Island Resort II (3)                   Daytona Beach Shores, Florida
      Mariner's Boathouse and Beach Resort           Fort Myers Beach, Florida
      Tropical Sands Resort                          Fort Myers Beach, Florida
      Windward Passage Resort                        Fort Myers Beach, Florida
      Gulfstream Manor (3)                           Gulfstream, Florida
      Resort Sixty-Six (3)                           Holmes Beach, Florida
      Outrigger Beach Club (3)                       Ormond Beach, Florida
      Landmark Holiday Beach Resort                  Panama City Beach, Florida
      Ocean Towers Beach Club                        Panama City Beach, Florida
      Panama City Resort & Club                      Panama City Beach, Florida
      Surfrider Beach Club                           Sanibel Island, Florida
      Tierra Verde Yacht & Tennis Resort             Tierra Verde, Florida
      Petit Crest Villas at Big Canoe                Marble Hill, Georgia
      Pono Kai Resort (3)                            Kapaa (Kauai), Hawaii
      Lake Condominiums at Big Sky                   Big Sky, Montana
      Foxrun Townhouses                              Lake Lure, North Carolina
      Sandcastle Village                             New Bern, North Carolina
      Waterwood Townhouses                           New Bern, North Carolina
      Players Club (3)                               Hilton Head Island, South Carolina


----------

(1) Throughout this Annual Report on Form 10-K, any reference to resorts that we "own" refers to resorts where we acquired or developed a significant number of the VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. "Other Resorts" refer to component sites within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts.

(2) We acquired this resort in 2005. We will begin selling VOIs in this resort through the Bluegreen Vacation Club in 2006. The resort will be managed in 2006 by Bluegreen Resorts Management, Inc. one of our wholly-owned subsidiaries.

(3)   These resorts are managed by Bluegreen Resorts Management, Inc.

(4) This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, L.L.C. We own a 51% interest in this joint venture and the joint venture's results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(5) As of December 2005, La Cabana Beach and Racquet Club is managed by Casa Grande Cooperative Association I, which has subcontracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

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

Since our inception, we have generated over 178,000 VOI sales transactions. Bluegreen Resorts' estimated remaining life-of-project sales were approximately $2.0 billion at December 31, 2005. For the year ended December 31, 2005, Bluegreen Resorts had sales and Field Operating Profit of $358.2 million and $59.6 million, respectively.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including telemarketing of mini-vacations, marketing kiosks in retail and hotel locations, targeted mailings, marketing to current owners of VOIs and referrals. To support our marketing and sales efforts, we have developed and continue to enhance our database to track our vacation ownership marketing and sales programs. We believe that as our vacation ownership operations grow, this database will position us to take advantage of, among other things, less costly marketing and referral opportunities.

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

Our affiliation  with RCI, the largest  worldwide  vacation  ownership  exchange company, entitles members of the Bluegreen Vacation Club to stay at approximately 3,700 participating RCI resorts located in over 100 countries worldwide. To further enhance the ability of our VOI owners to customize their vacation experience, we also have implemented our Bluegreen Vacation Club system, which permits our VOI owners to purchase a real estate timeshare interest which provides them with an equivalent annual allotment of points which can be redeemed for occupancy rights at the previously listed Bluegreen-owned and other participating resorts. We also have implemented the Sampler program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members for a one-year trial period. We benefit from the Sampler program as it gives us the opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the cost incurred relative to the initial marketing of prospective customers.

Prior to acquiring a property for a resort, Bluegreen Resorts undertakes a property review, which includes physical and environmental assessments. This review is presented for approval to our Management Investment Committee, which was established in 1990 and consists of certain key members of senior management. Once approved by this committee, the acquisition is submitted to the Investment Committee of our Board of Directors for final approval. During the review process, we consider market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the vacation ownership market in the area and the availability of a variety of recreational opportunities for prospective VOI purchasers. Another important consideration when Bluegreen Resorts is reviewing a resort location for potential acquisition is the demand for resorts in specific geographic areas by existing Bluegreen Vacation Club members. We periodically monitor this demand through surveys and other means. We generally seek to acquire real estate or interests in real estate for Bluegreen Resorts in markets that will provide incremental sales distribution opportunities and/or satisfy our existing Bluegreen Vacation Club members desires for alternate vacation destinations. We anticipate that our acquisition focus will be on expansion opportunities in the western United States, although we may pursue acquisitions in other areas. No assurance can be given that we will be able to acquire property in our current target areas or be successful in our acquisition strategy.

We have historically provided financing to approximately 95% of our vacation ownership customers. Customers are required to make a downpayment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. As discussed in more detail in Note 1 of the Notes to Consolidated Financial Statements, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 04-2, "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SOP 04-2 will, amount other things, clarifies the 10% downpayment computation as it applies to revenue recognition. As of December 31, 2005, our vacation ownership receivables portfolio totaled approximately $131.1 million in principal amount, with a weighted-average contractual yield of approximately 14.8% per annum. During the year ended December 31, 2005, we maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing residential homesites near major metropolitan centers or popular retirement areas. We believe that a majority of our Communities customers seek a quality lifestyle improvement that is generally unavailable in traditional, intensely subdivided suburban developments. As of December 31, 2005, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, North Carolina and Virginia. We had $67.6 million of inventory for Bluegreen Communities on our balance sheet as of December 31, 2005 and Bluegreen Communities' estimated remaining life-of-project sales were approximately $302.9 million. For the year ended December 31, 2005 Bluegreen Communities had sales and Field Operating Profit of $192.1 million and $47.2 million, respectively.

The objective of our marketing and sales program is to generate on-site sales presentations to potential prospects through a combination of newspaper, direct mail, television, billboard, Internet and radio advertising. In addition, we believe Bluegreen Communities' customer relationship management computer software system enables us to compile, process and maintain information concerning future sales prospects within each of our operating regions with the goal of tracking the effectiveness of advertising and marketing programs relative to sales generated. We believe that we have been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations, through these programs.

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

      o increasing flexibility of vacation ownership due to the growth of international exchange organizations such as RCI and Interval International, and points-based vacation club systems (such as the Bluegreen Vacation Club);

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

We do not believe that the ongoing hostilities in the Middle East and other world events that have decreased the amount of vacation air travel by Americans have had a material adverse impact on our sales in our domestic sales offices. We believe that this is due to the "drive-to" resort destinations in the Bluegreen Vacation Club. In addition, we believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, international hostilities, economic conditions and the rising cost of gasoline may have an adverse effect on our operations in the future.

The Consumer. According to information compiled by industry sources, customers in our target demographic of 40 to 59 years old represented approximately 60% of all VOI owners in the United States in 2002. According to the U.S. Census, the 45 to 54 age group is expected to grow 18% from 2000 through 2010. Historically, the median age of a VOI buyer at the time of purchase was 51. The median annual household income of VOI owners in the United States in 2002 was approximately $85,000, with approximately 35% of all VOI owners having annual household incomes greater than $100,000. Despite the industry's growth, VOI ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property.

Under a points-based system, such as our Bluegreen Vacation Club, members purchase a real estate interest in a specific VOI resort that is held in trust on the member's behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. Compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. The number of points required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs and available points. Members' unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also typically may "borrow" points from the next year, subject to certain restrictions. Since January 2004, all of our sales offices have only sold VOIs within our Bluegreen Vacation Club system.

The owners of VOIs manage the property through a nonprofit homeowners' association, that is governed by a board of directors or trustees consisting of representatives of the developer (as long as the developer owns VOIs in the resort) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2005, we managed 30 resorts, including 28 of the resorts in the Bluegreen Vacation Club.

Each VOI owner is required to pay the vacation club homeowners' association a share of all costs of maintaining the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner's use rights may be suspended and the homeowners' association may foreclose on the owner's VOI.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our owned resorts have been awarded RCI's highest designation (Gold Crown). A VOI owner's participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI's participating resorts are located throughout the world in over 100 countries. A Bluegreen Vacation Club owner may make a reservation for occupancy in a club VOI and then may attempt to exchange this occupancy right for one in another participating RCI resort. The owner lists his occupancy right as available with RCI and requests occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us.

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

Bluegreen Communities also focuses on the development of daily-fee golf courses and related amenities as the centerpieces of certain of our residential land communities. As of December 31, 2005, we were marketing homesites in seven communities that include golf courses developed either by us or third parties. We currently intend to acquire and develop additional golf communities, as we believe that the demographics and marketability of such properties are consistent with our overall residential land strategy. Golf communities typically are larger, multi-phase properties that require a greater capital commitment than our single-phase residential land projects, but which also typically realize higher gross margins. There can be no assurance that we will be able to successfully implement our golf community strategy.

Bluegreen Communities also undertakes the development of large lakes in certain of our projects as the centerpiece amenity. We believe that while these development activities require a greater capital commitment than certain other amenities that we may provide in our communities, we benefit from the anticipated increased marketability and pricing of lakefront homesites.

Company Products

Bluegreen Resorts

Set forth below is a description of each of our owned vacation ownership resorts. We consider resorts "owned" if we acquired or developed a significant number of the VOIs associated with the resorts, even if we no longer own substantial VOIs in the resorts. Units at most of the properties have certain standard amenities, including a full kitchen, at least two televisions, a VCR and a CD player. Some units have additional amenities, such as big screen televisions, DVD players, fireplaces, whirlpool tubs and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts, either directly or through a subcontract, with the exception of the Casa del Mar Beach Resort. The Casa del Mar Beach Resort is managed by The Amber Group, Inc., an unaffiliated third party that managed the resort prior to our acquisition of Casa Del Mar's unsold VOI inventory in 2003.

Florida

Daytona SeaBreeze-- Daytona Beach Shores, Florida. This 7-story 79-unit resort is located on the "World's Most Famous Beach." Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children's pool, a hot tub, a fitness center, barbeque grill area and a game room. The resort is on a barrier island less than six miles long and is located near the world-famous Daytona International Speedway and DAYTONA USA(R).

The Hammocks at Marathon-- Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This beachfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains-- Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida's family attractions, including Walt Disney World(R), SeaWorld(R) and Universal Studios(R). Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room and tennis and a basketball court.

Orlando's Sunshine Resort-- Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild(R) water park and Universal Studios Florida(R). This property features an outdoor swimming pool, hot tub and tennis courts.

Casa del Mar Beach Resort-- Ormond Beach, Florida. Casa del Mar is located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village-- St. Augustine, Florida. Grande Villas, which is located minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame(R), features an extensive array of amenities, including, among others, a golf course (separately owned and operated; separate fee required), outdoor and indoor pools, a hot tub, a sauna and a playground.

Solara Surfside -- Surfside, Florida. This oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one and two bedroom vacation homes, a swimming pool, sun deck and hot tub.

Michigan

Mountain Run at Boyne-- Boyne Falls, Michigan. Boyne Mountain is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on near by world-class courses designed by some of the game's masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others.

Missouri

The Falls Village-- Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson.

Bluegreen Wilderness Club at Big Cedar-- Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations LLC, a joint venture between Big Cedar, L.L.C. and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two bedroom cabins or one and two bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis courts and a spa.

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

Carolina Grande-- Myrtle Beach, South Carolina. This 118-room, 20-story tower is located across the street from the beach. An arrangement with The Carolinian Beach Resort offers guests an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city from each room. The resort is located near the Pavilion Amusement Park, NASCAR(R) SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring approximately 100 specialty shops, 20 restaurants, 15 attractions and 10 nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Convention Center. The Carolina Grande opened for occupancy in February 2006.

Harbour Lights-- Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort's activities center overlooks the Intracoastal Waterway.

SeaGlass Tower-- Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 142 unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include ocean views from its balconies, fully equipped kitchens, whirlpool baths and other amenities, including an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near the Pavilion Amusement Park, Broadway at the BeachSM, Myrtle Beach Convention Center, and the Myrtle Beach International Airport. The resort is scheduled to open for occupancy in the second quarter of 2006.

Shore Crest Vacation Villas-- North Myrtle Beach, South Carolina. Shore Crest Vacation Villas is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, with its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft-- Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies, and certain units include gas fireplaces.

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

Aruba

La Cabana Beach Resort & Racquet Club-- Aruba. La Cabana is a 449-suite ocean front resort that offers one, two and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, a casino, two pools and private beach cabanas, none of which are owned by us.

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

                                                   The                          Orlando's       Casa Del
                                 Daytona        Hammocks           The          Sunshine        Mar Beach
Resort                          SeaBreeze      At Marathon      Fountains        Resort          Resort
                              ------------------------------------------------------------------------------
                                 Daytona
Location                      Beach Shores,     Marathon,       Orlando,        Orlando,         Ormond
                                   FL              FL              FL              FL           Beach, FL
                              ------------------------------------------------------------------------------
Year acquired (1)                   2005            2003            2003            1997            2003
Number of vacation
 homes completed                      79              58             288              90              43
Number of vacation
 homes under
 construction                         --              --             168              --              --
Number of future
 vacation homes (2)                   --              --             266              --              --
Total current and future
 vacation homes                       79              58             722              90              43
Percentage of total current
 and future vacation
 homes sold (3)                       64%             86%             36%             93%             82%
Estimated remaining life-
 of-project sales (in
 millions) (4)                     $26.7           $10.7          $551.0            $4.9            $5.3


                                                                                                Bluegreen
                              Grande Villas      Solara                                        Wilderness
Resort                        at World Golf     Surfside        Mountain        The Falls      Club at Big
                                 Village         Resort       Run at Boyne    Village Resort      Cedar
                              ------------------------------------------------------------------------------
                              St. Augustine,    Surfside,     Boyne Falls,      Branson,       Ridgedale,
Location                           FL              FL              MI              MO              MO
                              ------------------------------------------------------------------------------
Year acquired (1)                   2003            2001            2002            1997            2000
Number of vacation
 homes completed                     102              58             104             132             185
Number of vacation
 homes under
 construction                         60              --              --              --              32
Number of future
 vacation homes (2)                   65              --              --             114             107
Total current and future
 vacation homes                      227              58             104             246             324
Percentage of total current
 and future vacation
 homes sold (3)                       40%             86%             30%             49%             35%
Estimated remaining life-
 of-project sales (in
 millions) (4)                    $141.8            $7.4           $36.0          $103.0          $174.6

                              The Suites at     The Lodge       Carolina         Harbour        SeaGlass
Resort                           Hershey        Alley Inn        Grande          Lights           Tower
                              ------------------------------------------------------------------------------
                                Hershey,       Charleston,    Myrtle Beach,   Myrtle Beach,   Myrtle Beach,
Location                           PA              SC              SC              SC              SC
                              ------------------------------------------------------------------------------
Year acquired (1)                 2004            1998            2005            1997            2005
Number of vacation
 homes completed                    78              90             118             240              --
Number of vacation
 homes under
 construction                       --              --              --              --             142
Number of future
 vacation homes (2)                 --              --              --              12              --
Total current and future
 vacation homes                     78              90             118             252             142
Percentage of total current
 and future vacation
 homes sold (3)                     30%             96%              0%             87%              0%
Estimated remaining life-
 of-project sales (in
 millions) (4)                   $41.4            $2.6           $82.7           $15.2           $82.0


                               Shore Crest                                                      Christmas
                                Vacation                         Laurel        Shenandoah       Mountain
Resort                           Villas       MountainLoft        Crest         Crossing         Village
                              ------------------------------------------------------------------------------
                              North Myrtle     Gatlinburg,    Pigeon Forge,   Gordonsville,     Wisconsin
Location                        Beach, SC          TN              TN              VA           Dells, WI
                              ------------------------------------------------------------------------------
Year acquired (1)                 1996            1994            1995            1997            1997
Number of vacation
 homes completed                   240             164             152             162             309
Number of vacation
 homes under
 construction                       --              --              --              --              --
Number of future
 vacation homes (2)                 --              --              50             100             130
Total current and future
 vacation homes                    240             164             202             262             439
Percentage of total current
 and future vacation
 homes sold (3)                     95%             95%             65%             61%             66%
Estimated remaining life-
 of-project sales (in
 millions) (4)                    $8.9           $20.5           $65.1          $114.8          $184.8

                                 La Cabana
                                 Beach and
Resort                         Racquet Club
                              ---------------
                                Oranjestad,
Location                           Aruba
                              ---------------
Year acquired (1)                   1997
Number of vacation
 homes completed                     449
Number of vacation
 homes under
 construction                         --
Number of future
 vacation homes (2)                   --
Total current and future
 vacation homes                      449
Percentage of total current
 and future vacation
 homes sold (3)                       92%
Estimated remaining life-
 of-project sales (in
 millions) (4)                     $23.4


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

      (3) This is the portion of each resort that has been sold through December 31, 2005, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development.

      (4) Estimated remaining life-of-project sales as of December 31, 2005. This table excludes VOI inventory that we own at several non-owned resorts ("Miscellaneous Inventory"). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2005 was $7.1 million or less than 1% of Bluegreen Resorts' estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life of project sales.

The table also excludes planned VOI inventory to be developed on two parcels of land in Eastern Tennessee (the "Future Tennessee Inventory") and one parcel in Big Sky, Montana (the "Future Montana Inventory"), all of which was acquired in 2004. The aggregate estimated life-of-project sales for the Future Tennessee Inventory and the Future Montana Inventory as of December 31, 2004 was $232.4 million and $85.9 million, respectively.

While there may be limits on the amount of insurance available and some policies have significant deductibles, we believe that each of our resorts is adequately covered by property and casualty insurance, in the case of our completed resorts, or builder's risk insurance, in the case of resorts that are under construction. In addition, we, or general contractors hired by us, purchase performance bonds if required by the local jurisdictions in which we develop our resorts.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2005.

Georgia

Sanctuary Cove at St. Andrew's Sound-- Waverly, Georgia. In November 2003, we acquired 564 acres of land near St. Simons Island in Brunswick County, Georgia for $11.3 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course to be designed by Love Golf Design, clubhouse and swimming and tennis facilities. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. Sanctuary Cove adjoins approximately 1,000 acres of preserved saltwater marshes and coastal wetlands. General improvements relative to the homesites at Sanctuary Cove being performed by us included, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Sanctuary Cove in December 2003.

North Carolina

Chapel Ridge-- Chatham County, North Carolina. In July 2004, we acquired approximately 800 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina for $5.5 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements relative to the homesites at Chapel Ridge being performed by us included in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Chapel Ridge in July 2004.

Texas

Mystic Shores-- Canyon Lake, Texas. We acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, we purchased an additional 435 acres for $2.7 million. The community includes approximately 2,400 homesites, ranging in size from one to twenty acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property also features a junior Olympic swimming pool, bathhouse, open-air pavilion and picnic area. General improvements on homesites at Mystic Shores performed by us included, in most cases, water and selective homesite clearing, while some sections of the community also include electric and telephone utilities. We began selling homesites at Mystic Shores in March 2000.

Lake Ridge at Joe Pool Lake-- Cedar Hill, Texas. We acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas in April 1994 for $6.1 million. In fiscal 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage will yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us included, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at this community in April 1994.

Saddle Creek Forest-- Magnolia, Texas. In January 2005, we acquired approximately 1,053 acres of land located near Houston, Texas in Montgomery
County for $2.7 million. Saddle Creek Forest features 464 heavily wooded, private lake and creekside homesites, ranging in size from one to five acres. General improvements on the homesites at Saddle Creek Forest being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at Saddle Creek Forest in August 2005.

Havenwood at Hunters Crossing-- New Braunfels, Texas. In July 2005 we acquired approximately 1,263 acres of land with convenient access to Austin and San Antonio, Texas in Comal County, Texas for $7.5 million. This gated community offers premium hilltop homesites on one to three acres of land. Havenwood at Hunters Crossing features dense oaks and stunning views of the surrounding Hill Country. General improvements on the homesites at Havenwood at Hunters Crossing being performed by us included, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began sales of homesites at Havenwood at Hunters Crossing in January 2006.

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

Mountain Springs Ranch-- Smithson Valley, Texas. In April 2003, we acquired 1,125 acres located approximately 15 miles north of San Antonio, Texas for $4.8 million. This master planned community offers wooded and acreage homesites with views of the scenic Texas Hill Country. General improvements to the homesites in Mountain Springs Ranch performed by us included, in most cases, water, selective homesite clearing, electric and telephone. We began selling homesites at this community in December 2003.

The following table provides additional information about the significant Bluegreen Communities projects listed above:

                              Sanctuary
                             Cove at St.         Chapel           Mystic       Lake Ridge at
Community                   Andrews Sound        Ridge            Shores       Joe Pool Lake
                            ----------------------------------------------------------------
                               Waverly,         Chatham        Canyon Lake,     Cedar Hill,
Location                          GA           County, NC           TX               TX
                            ----------------------------------------------------------------
Year acquired (1)                 2003             2004             1999             1994
Total acreage                      500              800            7,401            3,166
Number of homesites
 anticipated (2)                   700              698            2,400            2,530
Percentage of anticipated
 homesites sold (3)                 95%              62%              68%              83%
Estimated remaining life-
 of-project sales (in
 millions) (4)                   $14.4            $30.8            $62.7            $51.3


                                               Havenwood                          Mountain
                             Saddle Creek      at Hunters      SugarTree on       Springs
Community                       Forest          Crossing        the Brazos         Ranch
                            ----------------------------------------------------------------
                              Magnolia,       Cedar Hill,     Parker County,      Smithson
Location                          TX               TX               TX           Valley, TX
                            ----------------------------------------------------------------
Year acquired (1)                 2005             2005             2004             2003
Total acreage                    1,053            1,263              429            1,125
Number of homesites
 anticipated (2)                   464              238              463              625
Percentage of anticipated
 homesites sold (3)                 45%               0%              22%              59%
Estimated remaining life-
 of-project sales (in
 millions) (4)                   $19.3            $44.4            $20.3            $16.2

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

      (3) This is the percentage of anticipated homesites sold through December 31, 2005.

      (4) Estimated remaining life-of-project sales as of December 31, 2005. This table excludes certain projects currently being marketed by Bluegreen Communities with an aggregate estimated remaining life-of-project sales as of December 31, 2005 $43.5 million, or approximately 14% of Bluegreen Communities total estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life of project sales.

While there may be limits on the amount of insurance available and some policies have significant deductibles, we believe that each of our Bluegreen Communities properties is adequately covered by builder's risk insurance during the construction period or property and casualty insurance for our owned golf amenities and homesites that are held in our inventory prior to sale to consumers. Once a homesite is sold, the consumer assumes the risk of loss on such homesite. In addition, the applicable property owners' association bears the risk of loss on any common amenities at each project and carries its own insurance on such property.

We also purchase performance bonds in connection with the development of most of our communities, in order to provide assurance to homesite buyers that construction of the community will be completed. We believe that our ability to obtain such performance bonds assists us in our pre-construction sales efforts.

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

      o     attractiveness of the market as a source of incremental sales;

      o     anticipated supply/demand ratio for VOIs in the relevant market;

      o     the market's potential growth as a vacation destination;

      o     competitive accommodation alternatives in the market;

      o the uniqueness of location and demand for the location by existing Bluegreen Vacation Club members;

      o     barriers to entry that would limit competition; and

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

Communities are generally subdivided for sale into homesites typically ranging in size from 1/4 acre to 5 acres.

In connection with our review of potential Bluegreen Communities inventory, we consider economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with our general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of our long-term strategy for Bluegreen Communities, in recent years we have focused on fewer, more capital-intensive communities. We intend to continue to focus Bluegreen Communities on those regions where we believe the market for our products is strongest, such as the southeast and southwest regions of the United States and to replenish and increase our residential land inventory in such regions as existing projects are sold-out.

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

Prior to acquiring property in new areas, we will generally conduct test marketing for a prospective community to determine whether sufficient customer demand exists for the community.

By requiring, in most cases, that regulatory approvals be obtained prior to closing and by limiting the amount of the downpayment upon signing a purchase agreement, we are typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce:

      o the time during which it actually owns specific communities between initial acquisition and the ultimate sale;

      o     the market risk associated with holding such communities; and

      o     the risk of acquiring properties that may not be suitable for sale.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations through telemarketing methods or at Bass Pro Shop locations (see further discussion of our relationship with Bass Pro Shops, below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners, such sales being called "upgrades", and referrals of prospective purchasers from existing VOI owners and others. Upgrades involve relatively less marketing expense and typically result in relative higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that as Bluegreen Resorts' operations grow, this database will become an increasingly significant asset, positioning us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

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

In June 2000, we entered into an exclusive marketing agreement with Bass Pro, Inc. and a joint venture with Big Cedar, L.L.C., a Bass Pro affiliate. Under the terms of the ten-year agreement, we have the right to market our VOIs at each of Bass Pro's retail locations, in Bass Pro's catalogs and on Bass Pro's website. We believe that the branding aspects of this alliance are consistent with our overall marketing strategy for Bluegreen Resorts. We compensate Bass Pro Inc. for its successful marketing efforts. No compensation is paid to Bass Pro on sales made by the Bluegreen Wilderness Club at Big Cedar sales office, as this sales office is part of a joint venture between Big Cedar, L.L.C. and us. We currently market discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Most of these mini-vacation packages require the buyer to participate in a sales presentation at either a Bluegreen Vacation Club sales office or the Bluegreen Wilderness Club at Big Cedar sales office. We also have an exclusive VOI marketing presence on Bass Pro's website, which is linked to our website. We believe that this arrangement results in effective and cost-efficient marketing for Bluegreen Resorts.

On June 16, 2000, we prepaid $9.0 million to Bass Pro in connection with the above marketing agreement. The prepayment was amortized from compensation earned by Bass Pro and member distributions otherwise payable to Big Cedar, L.L.C. as a member of the joint venture from the earnings of the joint venture. As of December 31, 2005, the prepayment had been fully utilized. The marketing agreement expires on the earlier of: (i) June 16, 2010 or (ii) such time as 90% of the joint venture's proposed VOIs have been sold and conveyed.

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

Also in October 2002, in connection with the acquisition of certain land and completed VOIs from Boyne USA Resorts ("Boyne"), we obtained the right to market the Bluegreen Vacation Club at two of Boyne's resort properties: Boyne Mountain and Boyne Highlands. In addition, Bluegreen Resorts entered into an exclusive marketing arrangement with an affiliate of Boyne, Boyne Country Sports ("BCS"). BCS owns and operates six ski, snowboard and golf equipment retail stores throughout Michigan. Bluegreen Resorts markets our vacation club through a variety of programs directed to BCS's customer base, including lead generation operations in four of BCS's locations and tour generation operations in two of BCS's locations. We believe that these arrangements will allow Bluegreen Resorts to benefit from marketing to customers that it believes are within our target demographic through an affiliation with a known regional brand.

Our VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2005, total selling and marketing expense for Bluegreen Resorts was $195.4 million or 55% of the division's $358.2 million in sales.

We require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. This disclosure statement explains relevant information regarding VOI ownership at the resort and must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of the impact of SOP 04-2 on the calculations of the amount of the downpayment for purposes of generally accepted accounting principles). Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our resorts or one of our off-site sales offices prior to purchasing.

In addition to sales offices located at our resorts, we also operate six off-site sales offices serving the Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; Dallas, Texas; King of Prussia, Pennsylvania and Atlanta, Georgia markets. In March 2006, we opened a seventh off-site sales office in Chicago, Illinois. Our off-site sales offices market and sell VOIs in the Bluegreen Vacation Club, and allow us to bring our products to markets with favorable demographics and low competition for prospective buyers. We continue to evaluate our ongoing utilization of off-site sales operations and may elect to open new locations or close existing locations in the future.

Bluegreen Communities

In general, as soon as practicable after agreeing to acquire a property and during the time period that improvements are being completed, we establish selling prices for the individual homesites. In pricing the homesites, we attempt to into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable parcels in the area. Once selling prices are established, we commence our marketing efforts.

The marketing method most widely used by Bluegreen Communities is advertising in local newspapers and in major newspapers in metropolitan areas located within a one to three hour drive from the community. In addition, we use our customer relationship management system, which we believe enables us to identify prospects that are most likely to be interested in a particular community. Bluegreen Communities also conducts direct mail campaigns to market communities through the use of brochures describing available homesites, as well as television, billboard, Internet and radio advertising. A sales representative, who is knowledgeable about the community, answers inquiries generated by our marketing efforts, discusses the community with the prospective purchaser, attempts to ascertain the purchaser's needs and arranges an appointment for the purchaser to visit the community. Substantially all prospective purchasers inspect a property before purchasing.

The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We require that, prior to initiating the marketing effort for a community, all sales representatives walk the community and become knowledgeable about each homesite and applicable zoning, subdivision and building code requirements. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by our executive officers. We believe we enhance our sales and marketing organization through the Bluegreen Institute, a mandatory training program that is designed to instill our marketing and customer service philosophy in middle and lower-level management. Additionally, the sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representative's compensation is commission-based.

We require our sales staff to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development ("HUD") lot information statement, where required, or a "Vital Information Statement" that we generate, states relevant information with respect to, and risks associated with, the property , a receipt for which must be signed by each purchaser.

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

Customer Financing

General

Approximately 95% of our VOI customers utilized our financing during the year ended December 31, 2005. Sales of VOIs accounted for 65% of consolidated sales during the year ended December 31, 2005. In recent years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 2% of all homesite purchasers due to, among other things, an increased willingness on the part of banks to extend direct homesite financing to purchasers.

We offer financing of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2005, provided for a term of ten years and a fixed interest rate. In connection with our VOI sales within our vacation club system, we deliver the deed on behalf of the purchasers to the trustee of our vacation club and secure repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's VOI.

The weighted-average interest rate on our owned notes receivable by division was as follows:

                                                        As of
                                      -----------------------------------------
               Division               December 31, 2004       December 31, 2005
   -------------------------------    -----------------       -----------------
                                        (As restated)
   Bluegreen Resorts..............           14.8%                   14.8%
   Bluegreen Communities..........            9.2%                   10.7%
   Consolidated...................           14.4%                   14.6%

See "Sale of Receivables/Pledging of Receivables," below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Our VOI financing is not subject to any significant loan underwriting criteria. Currently, customer financing on sales of VOIs typically requires (i) receipt of a minimum downpayment of 10% of the purchase price, (ii) a note and mortgage and
(iii) other closing documents between the purchaser and ourselves. We encourage purchasers to make higher (or deed of trust) downpayments by offering a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized payment plan are charged interest at a rate which is 1% greater than the otherwise prevailing rate, where allowed by applicable laws and regulations. As of December 31, 2005, approximately 80% of our VOI notes receivable serviced were on our pre-authorized payment plan.

Bluegreen Communities

At Bluegreen Communities, we have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may include reviewing the applicant's credit history, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant's ability to repay the loan in accordance with our terms.

Collection Policies

Bluegreen Resorts

Financed sales of VOIs through the Bluegreen Vacation Club are effected using a note and mortgage arrangement. Collection efforts in substantially all cases and delinquency information concerning Bluegreen Resorts' notes receivables are managed at our corporate headquarters. A staff of experienced collectors, assisted by a mortgage collection computer system, handles servicing of the division's receivables. We generally make collection efforts by mail and telephone. In addition to telephone contact commencing at sixteen days past due, a 30-day collection letter is sent, advising the customer that such customer has 30 days within which to bring the account current. At sixty days delinquent, we send a lockout letter to the customer advising them that they cannot make any future reservations for lodging at a Resort. At ninety days past due, we stop the accrual of interest on the note receivable and mail a Notice of Intent to Cancel Membership, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer's VOI ownership. At this point the account may be reviewed by the Collection Manager to determine if, in certain limited circumstances, additional correspondence should be sent offering repayment options. At approximately 120 days delinquent, we send a Termination Letter, return receipt requested. If the customer fails to respond to the correspondence with the given timeframe the loan will be defaulted and the customers VOI terminated. The VOI is placed back into our inventory generally by the calendar month following the return of the delivery receipt. We can then resell the VOI to a new purchaser.

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

Loan Loss Reserves

The allowance for loan losses as a percentage of our outstanding notes receivable was approximately 8% at both December 31, 2004 and 2005. We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, present and expected economic conditions as well as other factors. During the years ended December 31, 2003, 2004, and 2005, the average annual default rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

                                      Year Ended     Year Ended     Year Ended
                                     December 31,   December 31,   December 31,
               Division                  2003           2004           2005
   -------------------------------       ----           ----           ----
   Bluegreen Resorts..............       7.9%           8.5%           8.5%
   Bluegreen Communities..........       2.0%           1.9%           1.9%

Sales of Receivables/Pledging of Receivables

During the years ended December 31, 2003, 2004 and 2005, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

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

Since fiscal 1999, we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price up front, yet selling, marketing and administrative expenses are primarily cash expenses, which, in our case for the year ended December 31, 2005, approximated 61% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to our meeting our short- and long-term cash needs.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner's trust structure, pursuant to which we sell receivables to one of our wholly-owned, special purpose finance subsidiaries. These subsidiaries then sell the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or our subsidiaries except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

Although sales of our receivables pursuant to vacation ownership receivables purchase facilities have historically been deemed "true sales" from a legal perspective, the accounting for such transactions could be either as off-balance sheet sales or as on-balance sheet borrowings, depending on the application of the requirements of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). In our disclosures relative to each vacation ownership receivables purchase facility, we indicate how these transactions are accounted for under each facility.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Vacation Ownership Receivables Purchase Facilities - Off-Balance Sheet Arrangements" for information about our current VOI receivables purchase facilities.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, foreclosing or terminating a membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee ranging from approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the years ended December 31, 2003, 2004 and 2005, we recognized aggregate servicing fee income of $2.4 million, $2.9 million and $5.0 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex regulation. We are subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our sales and marketing of homesites are subject to various consumer protection laws and to the Federal Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In some instances, we have been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of our offerings. In those cases where we and our legal counsel determine parcels must be registered to be sold, we file registration materials disclosing financial information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. We bear the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, we regularly consult with counsel for assistance in complying with federal, state and local law. We must obtain the approval of numerous governmental authorities for our acquisition and marketing activities; and, changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file with a designated state authority a detailed offering statement describing our business and all material aspects of the project and sale of VOIs. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, future owners may recover from us amounts in connection with the repairs made to the developed property. As required by state laws, we seek to provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a VOI owner. The development and management of our resorts is subject to various Federal, state and local laws and regulations, including the Americans with Disabilities Act.

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

Our customer financing activities are also subject to extensive regulation, which may include, the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA, the Patriot Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act and anti-money laundering laws.

During the year ended December 31, 2005, approximately 12% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 14% of our VOI sales during the year ended December 31, 2005, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state "do not call" lists. In addition, the Federal Trade Commission has implemented national "do not call" legislation. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques and branding, whereby prospective purchasers have granted us permission to contact them in the future, and through our exclusive marketing agreement with Bass Pro. We have implemented procedures which we believe will help reduce the possibility that individuals who have formally requested to the applicable federal or state regulators that they be placed on a "do not call" list are not contacted through one of our in-house or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2005, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the do-not-call laws.. There is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen  Resorts  competes  with  various  high  profile and  well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Cendant Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for sales personnel. We believe that each of our vacation ownership resorts faces the same general competitive conditions. Although, as noted above, Bluegreen Resorts competes with various high profile and well-established operators, we believe that we can compete on the basis of our general reputation; the price, location and quality of our vacation ownership resorts and the flexibility of our points-based Bluegreen Vacation Club product. However. the development and operation of additional vacation ownership resorts by competitors in our markets could have a material adverse impact on the demand for our VOIs and our results of operations.

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

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the SEC ("Exchange Act Reports") on our website, www.bluegreencorp.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2005, we had 4,789 employees of which 588 were located at our headquarters in Boca Raton, Florida, and 4,201 in regional field offices throughout the United States and Aruba (the field personnel include 317 field employees supporting Bluegreen Communities and 3,884 field employees supporting Bluegreen Resorts). Only our employees in Aruba are represented by a collective bargaining unit. We believe that our relations with our employees are generally good.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 11, 2006.

                  Name               Age                Position
      ----------------------------   ---  -------------------------------------
      George F. Donovan ..........   67   President and Chief Executive Officer

      John M. Maloney, Jr ........   44   Executive Vice President and Chief
                                          Operating Officer

      Daniel C. Koscher ..........   48   Senior Vice President and Chief
                                          Executive Officer - Bluegreen
                                          Communities

      Anthony M. Puleo ...........   38   Senior Vice President, Chief Financial
                                          Officer and Treasurer

      Sheila B. Donahoe ..........   41   Senior Vice President and Chief
                                          Information Officer

      Allan J. Herz ..............   46   Senior Vice President, Mortgage
                                          Operations

      Douglas O. Kinsey ..........   47   Senior Vice President, Acquisitions
                                          and Development

      Laurel M. Liber ............   52   Senior Vice President, Owner Relations

      James R. Martin ............   58   Senior Vice President, General
                                          Counsel and Clerk

      Susan J. Saturday ..........   46   Senior Vice President and Chief Human
                                          Resources Officer

      Raymond S. Lopez ...........   30   Vice President and Chief Accounting
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

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named our Senior Vice President of the Company and President of Bluegreen Resorts and he was elected Executive Vice President and Chief Operating Officer in November 2005. From 1997 to 2000, Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp. From 1994 to 1997, Mr. Maloney held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales and Marketing for the South Florida area.

Anthony M. Puleo joined us in 1997 as Chief Accounting Officer. In 1998, Mr. Puleo was elected Vice President and he was elected Senior Vice President in 2004. Mr. Puleo served as Interim Chief Financial Officer from April through August 2005. In August 2005, he was elected Chief Financial Officer and Treasurer. From December 1990 through

October 1997, Mr. Puleo held various positions with Ernst & Young LLP, most recently serving as a Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

Daniel C. Koscher joined us in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President of the Company and President of Bluegreen Communities. In November 2005, Mr. Koscher was elected Chief Executive Officer of Bluegreen Communities. Prior to his employment with us, Mr. Koscher was employed by the William Carter Company, a manufacturing company located in Needham, Massachusetts. He has also been employed by Cipher Data Products, Inc., a computer peripheral manufacturer located in San Diego, California, as well as the State of Nevada as an audit agent. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

Sheila B. Donahoe joined us in 2004 as Senior Vice President and Chief Information Officer. From 1997 to 1999, Mrs. Donahoe served as Vice President of Information Technology for the North American Rental Group of AutoNation, Inc., a publicly held automobile retailer. From 1999 to 2003, Mrs. Donahoe was the Senior Vice President and Chief Information Officer of Martha Stewart Living Omnimedia, Inc., a publicly held, integrated content and commerce company that creates "how-to" content and domestic merchandise for homemakers and other consumers. Mrs. Donahoe holds a B.S. in Computer Science.

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

Laurel M. Liber joined us in 2000 as Director of Bluegreen Vacation Rentals and was elected Vice President of Resort Services in 2001. In 2004, Ms. Liber was elected Senior Vice President of Owner Relations for Bluegreen Resorts and in 2005, she was named Senior Vice President of the Company. From 1997 to 2000, Ms. Liber served as a Director at Sunterra Corporation where she was responsible for the implementation of their points-based vacation club product and new resort operating system.

James R. Martin joined us in 2004 as Senior Vice President, General Counsel and Clerk. Prior to joining us, Mr. Martin was a partner with the law firm of Baker & Hostetler LLP since 1985, focusing his practice on real estate, resort development, vacation ownership, federal and state regulatory matters and commercial and consumer law. Mr. Martin holds a B.A. and a Juris Doctorate.

Susan J. Saturday joined us in 1988. During her tenure, she has held various management positions with us including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources and Administration. In 2004, Mrs. Saturday was elected Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Mrs. Saturday was employed by General Electric Company in various financial management positions including the corporate audit staff. Mrs. Saturday holds a Masters of Science in Human Resource Management and a B.B.A. in Accounting.

Raymond S. Lopez joined us in 2004 as Controller. In August 2005, he was elected Vice President and Chief Accounting Officer (Principal Accounting Officer). Prior to joining us, Mr. Lopez served as Manager of External Reporting for Office Depot, Inc., and as a Senior Auditor with Arthur Andersen LLP, respectively. Mr. Lopez is a Certified Public Accountant and holds a B.S. in Accounting.

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

Item 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for updates to these risk factors. These risks and uncertainties include but are not limited to those referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following:

Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

We offer financing of up to 90% of the purchase price to purchasers of VOIs and homesites. Approximately 95% of our VOI customers and less than 1% of our homesite customers utilized our in-house financing during the year ended December 31, 2005. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the downpayment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers is a critical factor in our continued liquidity. We generally pledge the receivables arising from our sales of VOIs to institutional lenders. We are also a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables either directly to third parties or to a trust established for the transaction. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue in our participation in securitizations on the terms currently available to us, our liquidity and cash flow would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of such customer notes at favorable rates, or at all.

We depend on additional funding to finance our operations.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements. However, we cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. Moreover, we are, and will be, required to seek external sources of liquidity to:

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

We compete for customers with other hotel and resort properties and vacation ownership resorts. Accordingly, the identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have expended and expect to continue to expend significant amounts of our resources to identify and capitalize on future customers and upgrade opportunities. Among our marketing initiatives, we utilize our proprietary computer software system to identify and target leads. The leads we identify are then contacted and given the opportunity to purchase mini-vacation packages which may sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a vacation ownership sales presentation. We have incurred and will incur the expenses associated with these and our other marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads that we are able successfully to convert to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and systems and our business may be adversely affected.

We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price.

Under the terms of our pledged receivables facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan to value ratios if our pledged receivables reach certain levels of delinquency. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables, and include provisions that would require substantially all of our cash flows from the receivable portfolios sold to be diverted to the parties who purchased the receivables from us should defaults exceed certain thresholds. Further, if defaults and other performance criteria adversely differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. As servicer of the notes, we may also be required to advance delinquent payments to the extent we deem them recoverable. Accordingly, we bear some risks of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the customer's loan to a third party.

As of December 31, 2005, approximately 6% of our vacation ownership receivables and approximately 12% of residential land receivables which we held or which third parties held under sales transactions which are serviced by us were more than 30 days past due. The delinquency percentage for the overall portfolio serviced was 6% as of December 31, 2005. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not exercised such recourse against our customers. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim to the interest, if applicable, we traditionally have terminated the customer's interest in Bluegreen Vacation Club and then remarket the recovered VOI. Irrespective of our remedy in the event of a default we cannot recover the marketing, selling, and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or homesite.

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

      o     levels of consumer confidence;

      o     the availability of financing;

      o     overbuilding or decreases in demand; and

      o     interest rates;

A downturn in the economy in general or in the market for residential land or VOIs could have a material adverse effect on our business.

In addition, the availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects is critical to having adequate inventory to sustain our sales volume and maintain an adequate gross profit on our sales to cover our significant selling, general and administrative expenses, cost of capital and other expenses in order to generate favorable results of operations. Land prices increased significantly in 2005. If we were unable to acquire such land or, in the case of Bluegreen Resorts, resort properties at a favorable cost, it could have an adverse impact on our results of operations.

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

A principal component of our growth strategy is to acquire additional real estate for the development of VOIs or completed VOIs, preferably in markets that also provide us with incremental sales distribution opportunities. We seek to acquire properties in destinations that we believe will complement our existing operations. In addition, we have to continually acquire additional real estate for Bluegreen Communities to develop and sell. Our ability to execute this growth strategy will depend upon a number of factors, including the following:

      o     the availability of attractive real estate opportunities;

      o our ability to acquire properties for such development opportunities on economically feasible terms;

      o our ability to market and sell VOIs at newly developed or acquired resorts;

      o our ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction;

      o     our ability to  develop,  market and sell  acquired  real estate for
            Bluegreen   Communities   in  a  manner  that  results  in  customer
            satisfaction; and.

      o     our capital structure.

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

      o     market demand may not be present;

      o     the value of our inventories may decline; and

      o     increased regulation where initiating operations in new states.

Any of the foregoing could adversely affect profitability in a material way. There is no assurance that we will complete all of our planned expansion of our properties or, if completed, that such expansion will be profitable.

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

We engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, etc. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

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

      o our lack of familiarity and understanding of regional or local consumer preferences;

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

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states including the states of Florida and South Carolina, where some of the resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, the South Carolina Supreme Court has, through a series of cases, ruled that the closing of real estate and mortgage loan transactions in the State of South Carolina must be conducted under the supervision of an attorney licensed in that state. In March 2005, a class action lawsuit was brought in the Court of Common Pleas for the 15th Judicial Circuit in South Carolina against an unaffiliated South Carolina timeshare developer alleging, among other things, that such timeshare developer did not comply with the requirements of the South Carolina Supreme Court decisions. That case remains pending and additional cases may be brought against other timeshare developers in South Carolina, including us. If such a case were to be brought against us and it is determined that we are in violation of South Carolina law, we may be subject to fines and purchasers of timeshare properties in South Carolina may have the right to rescind their respective transactions and seek the satisfaction of their related timeshare loan, all of which could have a material adverse effect on Bluegreen's results of operations and financial position.

Most states also have other laws that regulate our activities, such as:

      o     timeshare project registration laws;

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

In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government's national "Do Not Call" list. The regulations have impacted our marketing of VOIs and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results. Further, from time to time complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective property owners' associations that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or applying existing laws impacting the taxation of vacation ownership interests, to require that sales tax or accommodations be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our Resorts business could be materially adversely affected.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2. PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 125,000 square feet of leased space. On December 31, 2005, we also maintained regional sales offices in the Northeastern, Mid-Atlantic, Southeastern, Midwestern, Southwestern and Western regions of the United States as well as the island of Aruba. For a further description of our resort and communities properties, please see "Item 1. Business--Company Products."

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

On November 8, 2005, we received notice that the Tennessee Department of Revenue is considering imposing an assessment for sales, use and other miscellaneous business taxes for sales of timeshare interests in Bluegreen Vacation Club within the state of Tennessee during the periods from January 2001 through December 2004. We have been advised that the amounts that may be imposed by the State of Tennessee may be as much as $28 million; however, no formal assessment has been approved or made by the Tennessee Department of Revenue. We believe that the assessments under consideration by the Tennessee Department of Revenue are based on a preliminary, but mistaken, interpretation of the tax laws of the state of Tennessee. We will be reviewing this matter further with representatives of the Tennessee Department of Revenue, and we intend to vigorously defend against any such claims or assessments.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Archipelago Stock Exchange (formerly known as the Pacific Stock Exchange) under the symbol "BXG". The Chief Executive Officer of the

Company has filed a certification which certified to the NYSE that as of the date of the certification he was not aware of any violations by the Company of the Corporate Governance Listing Standards of the NYSE. The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

                     Price Range                                Price Range
The Year Ended                        The Year Ended
December 31, 2004   High       Low    December 31, 2005       High       Low
-----------------   ----       ---    -----------------       ----       ---
First Quarter      $12.96    $ 6.25   First Quarter          $24.68    $12.85
Second Quarter      13.99     10.28   Second Quarter          18.15     12.50
Third Quarter       13.77      9.61   Third Quarter           19.11     15.83
Fourth Quarter      20.07     10.48   Fourth Quarter          18.11     14.87

There were approximately 958 record holders of our common stock as of March 10, 2006. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2004 and 2005. Our Board of Directors has discussed the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. Restrictions contained in the Indenture related to our $55.0 million 10 1/2% Senior Secured Notes due 2008 issued in April 1998 restrict, and the terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and restrict our ability to repurchase shares.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2005, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present intention of acquiring these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors' Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan and our 2005 Stock Incentive Plan. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2005, is as follows (in thousands, except per option data):

                                                      Number of Securities Remaining
     Number of Securities to     Weighted-Average     Available for Future Issuance
     be Issued Upon Exercise     Exercise Price of   Under Equity Compensation Plans
      of Outstanding Stock       Outstanding Stock     (Excluding Outstanding Stock
             Options                  Options                    Options)
     -------------------------------------------------------------------------------
              2,019                   $10.62                      1,191

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data). Financial data for the year ended March 31, 2002, the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004 have been restated as discussed in Note 2 of Notes to Consolidated Financial Statements.

                                  As of or for    As of or for
                                      the            the
                                      Year        Nine Months             As of or for the Years
                                     Ended          Ended                         Ended
                                 --------------------------------------------------------------------------
                                    March 31,     December 31,                 December 31,
                                      2002           2002           2003           2004           2005
                                 --------------------------------------------------------------------------
                                  (as restated)  (as restated)  (as restated)  (as restated)
Income Statement Data
Sales of real estate .........       $242,657       $230,299       $359,344       $502,408       $550,335
Other resort and communities
 operations revenues .........         25,470         27,048         55,394         66,409         73,797
Interest income ..............         35,552         29,507         29,898         35,939         34,798
Gain on sales of notes
 receivable ..................             --         20,026             --         25,972         25,226
Other income .................             --             --            457             --             --
                                     --------       --------       --------       --------       --------
Total revenues ...............        303,679        306,880        445,093        630,728        684,156

Income before income taxes,
 minority interest and
 cumulative effect of change
 in accounting principle(1) ..          6,370         39,037         35,585         73,266         80,532
Income before cumulative
 effect of change in
 accounting principle(1) .....          3,668         24,783         19,837         42,559         46,551
Net income ...................          3,668         19,204         19,837         42,559         46,551
Earnings per share before
cumulative effect of change in
accounting principle (1):
 Basic .......................           0.15           1.01           0.80           1.62           1.53
 Diluted .....................           0.15           0.91           0.74           1.43           1.49
Earnings per common share:
 Basic .......................           0.15           0.78           0.80           1.62           1.53
 Diluted .....................           0.15           0.72           0.74           1.43           1.49

                                As of or for    As of or for
                                     the             the
                                     Year        Nine Months               As of or for the Years
                                    Ended           Ended                           Ended
                                -----------------------------------------------------------------------------
                                  March 31,      December 31,                    December 31,
                                     2002            2002            2003            2004            2005
                                -----------------------------------------------------------------------------
                                (as restated)   (as restated)   (as restated)   (as restated)
Balance Sheet Data
Notes receivable, net .......        224,371         107,476         213,560         152,051         127,783
Inventory, net ..............        189,853         173,646         220,182         205,352         240,969
Total assets ................        572,649         460,177         646,484         658,411         694,243
Shareholders' equity ........        130,224         154,369         174,125         261,066         313,666
Book value per common
 share ......................           5.36            6.28            6.98            8.63           10.31

Selected Operating Data
Weighted-average interest
 rate on notes receivable at
 period end .................             15%             14%             14%             14%             15%
Bluegreen Resorts statistics:
 VOI sales ..................       $146,255        $151,670        $254,971        $310,608        $358,240
 Gross margin on VOI sales ..             77%             74%             80%             76%             78%
 Selling, general and
  administrative expenses
  as a percentage of VOI
  sales (1) .................             64%             61%             59%             58%             61%
 Field Operating Profit (2) .       $ 20,884        $ 21,939        $ 50,110        $ 52,556        $ 59,578
 Number of resorts at period
  end .......................             12              13              17              18              21
 Number of VOI sale
  Transactions (3) ..........         16,414          16,347          26,839          31,574          37,605
Bluegreen Communities
 Statistics:
 Homesite sales .............       $ 96,402        $ 78,629        $104,373        $191,800        $192,095
 Gross margin on homesite
  sales .....................             45%             46%             45%             45%             48%
 Selling, general and
  administrative expenses
  as a percentage of
  homesite sales ............             28%             28%             32%             25%             24%
 Field Operating

  Profit (2) ................       $ 15,415        $ 13,570        $ 12,580        $ 37,722        $ 47,227
 Number of homesites
  sold (3) ..................          1,640           1,242           1,962           2,765           2,287

(1) Effective April 1, 2002, we elected to change our accounting policy to expense previously deferred costs of generating VOI tours through telemarketing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Annual Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor sction, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could effect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

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

In connection with the securitization of certain of its receivables in December 2005, the Company undertook a review of the prior accounting treatment for certain of its existing and prior notes receivable purchase facilities (together the "Purchase Facilities"). As a result of that review, on December 15, 2005, the Company determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of the Company's vacation ownership notes receivable and other related matters. The following sections describe the restatement matters in more detail. For a detailed discussion of the restatement see Note 2 of the Notes of the Consolidated Financial Statements.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year.

However, as a result of the required adoption of Statement of Position 04-2, "Accounting for Real Estate Time-sharing Transactions" ("SOP 04-2") effective January 1, 2006, we anticipate that prospectively the majority of our gross revenues and net earnings will occur in the quarters ending in September and December each year, primarily due to the deferral and subsequent recognition of VOI sales revenue (See Note 1 of Notes to Consolidated Financial Statements for further discussion of SOP 04-2). Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and hence that our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

We do not believe that inflation and changing prices have historically had a material impact on our revenues and results of operations. However, we continually review and have historically increased the sales prices of our VOIs periodically and construction costs have increased and are expected to increase. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our operating results. To the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected, including interest cost on our vacation ownership receivables purchase facilities.

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

In  addition,  we have  historically  sold  vacation  ownership  receivables  to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating enough receivables for a future term securitization transaction. We currently intend to structure future warehouse purchase facilities so that sales of vacation ownership receivables through these facilities will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables sold through the warehouse purchase facilities until such receivables are included in a properly structured term securitization transaction. We expect this may impact future quarterly earnings patterns as compared to comparable prior periods.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements (see also Note 1 of the Notes to Consolidated Financial Statements):

      o Revenue Recognition and Inventory Cost Allocation. In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash, the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable, below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted.

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

      o Allowance For Loan Losses. We estimate credit losses on our notes receivable portfolios in accordance with SFAS No. 5, "Accounting for Contingencies," as our notes receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," we first segment our notes receivable by identifying risk characteristics that are common to groups of loans and then estimate credit losses based on the risks associated with these segments. We consider many factors when establishing and evaluating the adequacy of our reserve for loan losses. These factors include recent and historical default rates, static pool analyses, current delinquency rates, contractual payment terms, loss severity rates along with present and expected economic conditions. We review these factors and measure loan impairment by applying historical loss rates, adjusted for relevant environmental and collateral values, to the segments' aggregate loan balances. We review our reserve for loan losses on at least a quarterly basis. Should our estimates of these and other pertinent factors change, our results of operations, financial condition and liquidity position could be materially, adversely affected.

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

            In connection with the sales of notes receivable referred to above, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions -- prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be adversely impacted. During the year ended December 31, 2005, we recognized an other-than-temporary decrease of approximately $539,000 in the fair market value of our retained interest in a 2002 vacation ownership receivables securitization, based on higher than anticipated default rates in the portfolio sold.

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

      o Goodwill and Intangible Assets. Goodwill is not amortized but is subject to an annual impairment test in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Other intangible assets are amortized over their useful lives. Goodwill and other intangible assets are tested for impairment on an annual basis by estimating the fair value of the reporting unit to which the goodwill or intangible assets have been assigned. As of December 31, 2005, only our Bluegreen Resorts reporting unit had any recorded goodwill and intangible assets. Should our estimates of the fair value of our reporting units change, our results of operations and financial condition could be adversely impacted.

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not egreen Bluegreen reflect the actual economic costs, sorts Communities a contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth net revenue and income from operations by segment.

                                      Bluegreen
                                       Resorts            Bluegreen Communities               Total
                                       -------            ---------------------               -----
                                            Percentage                 Percentage                 Percentage
                                Amount      of Sales       Amount      of Sales       Amount      of Sales
                                ------      --------       ------      --------       ------      --------
                                                          (dollars in thousands)
Year Ended December 31, 2003
(as restated)
Sales of real estate .......   $ 254,971          100%    $ 104,373          100%    $ 359,344          100%
Cost of real estate sales ..     (52,131)         (20)      (57,315)         (55)     (109,446)         (30)
                               ---------                  ---------                  ---------
Gross profit ...............     202,840           80        47,058           45       249,898           70
Other resort and communities
 operations revenues .......      48,915           19         6,479            6        55,394           15
Cost of other resort and
 communities operations ....     (53,295)         (21)       (7,477)          (7)      (60,772)         (17)
Selling and marketing
 expenses ..................    (132,050)         (52)      (23,223)         (22)     (155,273)         (43)
Field general and
 administrative expenses (1)     (16,051)          (6)      (10,257)         (10)      (26,308)          (7)
                               ---------                  ---------                  ---------
Field Operating Profit .....   $  50,359           20%    $  12,580           12%    $  62,939           18%
                               =========                  =========                  =========

Year Ended December 31, 2004
(as restated)
Sales of real estate .......   $ 310,608          100%    $ 191,800          100%    $ 502,408          100%
Cost of real estate sales ..     (73,969)         (24)     (105,759)         (55)     (179,728)         (36)
                               ---------                  ---------                  ---------
Gross profit ...............     236,639           76        86,041           45       322,680           64
Other resort and communities
 operations revenues .......      59,007           19         7,402            4        66,409           13
Cost of other resort and
 communities operations ....     (63,510)         (20)       (7,275)          (4)      (70,785)         (14)
Selling and marketing
 expenses ..................    (165,162)         (53)      (36,766)         (19)     (201,928)         (40)
Field general and
 administrative expenses (1)     (16,098)          (5)      (11,680)          (6)      (27,778)          (6)
                               ---------                  ---------                  ---------
Field Operating Profit .....   $ 50,876,           16%    $  37,722           20%    $  88,598           18%
                               =========                  =========                  =========

Year Ended December 31, 2005

Sales of real estate .......   $ 358,240          100%    $ 192,095          100%    $ 550,335          100%
Cost of real estate sales ..     (77,455)         (22)     (100,345)         (52)     (177,800)         (32)
                               ---------                  ---------                  ---------
Gross profit ...............     280,785           78        91,750           48       372,535           68
Other resort and communities
 operations revenues .......      64,276           18         9,521            5        73,797           13
Cost of other resort and
communities operations .....     (68,633)         (19)       (8,684)          (5)      (77,317)         (14)
Selling and marketing
 expenses ..................    (195,407)         (55)      (33,588)         (17)     (228,995)         (42)
Field general and
 administrative expenses (1)     (21,443)          (6)      (11,772)          (6)      (33,215)          (6)
                               ---------                  ---------                  ---------
Field Operating Profit .....   $  59,578           17%    $  47,227           25%    $ 106,805           19%
                               =========                  =========                  =========

----------

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $22.2 million, $32.7 million and $38.0 million for the years ended December 31, 2003, 2004, and 2005, respectively. See "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales were $359.3 million, $502.4 million and $550.3 million for 2003, 2004, and 2005, respectively. Consolidated sales increased 40% from 2003 to 2004 and 10% from 2004 to 2005.

Bluegreen Resorts. During 2003, 2004 and 2005, sales of VOIs contributed $255.0 million (71%), $310.6 million (62%) and $358.2 million (65%) of our total consolidated sales, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting.

                                                            Year Ended
                                           ----------------------------------------------
                                           December 31,     December 31,     December 31,
                                               2003             2004             2005
                                               ----             ----             ----
Number of VOI sale transactions ...          26,839           31,574           37,605
Average sales price per transaction         $ 9,704          $10,025          $ 9,834
Gross margin ......................              80%              76%              78%

The $47.6 million or 15% increase in Bluegreen Resorts' sales during the year ended December 31, 2005, as compared to the year ended December 31, 2004, was due primarily to same-site sales increases at our various sales offices. Same-site sales increases aggregated $42.2 million and were highlighted by the increase in sales at The Fountains sales office in Orlando, Florida ($18.0 million increase), our Dallas, Texas offsite sales office ($8.1 million increase), our Harbour Lights sales office in Myrtle Beach, South Carolina ($6.5 million increase) and our Bluegreen Wilderness Club at Big Cedar sales office ($5.7 million increase). We opened four new sales sites in 2005, which generated an aggregate $5.4 million in sales. Our new sales sites were our offsite sales office in King of Prussia, Pennsylvania (opened March 2005), our sales office at the Suites at Hershey resort (opened June 2005), our offsite sales office in Atlanta, Georgia (opened November 2005) and our sales office at the Daytona SeaBreeze resort (opened December 2005). The overall sales increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased to approximately 28% of Resorts' sales during 2005 as compared to 24% of Resorts' sales in 2004. This, combined with an 12% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 257,000 prospects during 2004 to approximately 287,000 prospects during 2005 and a slightly higher sale-to-tour conversion ratio during 2005 (increasing to 12.9% in 2005 from 12.4% in 2004) significantly contributed to the overall sales increase during 2005 as compared to 2004.

The $55.6 million, or 22%, increase in Bluegreen Resorts' sales during 2004 as compared to 2003, was due in part to the opening of five sales sites either after or just prior to December 31, 2003: Grande Villas at World Golf Village (opened in November 2003), The Fountains in Orlando, Florida (opened in December
2003), an off-site sales office in Destin, Florida (opened in July 2004, but closed prior to December 31, 2004), the Hammocks at Marathon resort sales office in Marathon, Florida (opened August 2004) and an off-site sales office in Dallas, Texas (opened in October 2004). These new sales sites generated a combined $21.0 million of incremental sales during 2004. The remainder of the sales increase was due to same-store sales increases primarily as a result of greater focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased to approximately 24% of Resorts' sales during 2004 as compared to 19% of Resorts' sales during 2003. This, combined with an 18.3% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 218,000 prospects during 2003 to approximately 257,000 prospects during 2004 at a consistent sale-to-tour conversion ratio of 12.6% and 12.4% during 2003 and 2004, respectively, significantly contributed to the overall sales increase during 2004 as compared to 2003.

Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. During the year ended December 31, 2005, our gross margin was favorably impacted by the sale of relatively lower cost VOIs acquired through opportunistic acquisitions in 2003. Approximately 144 condominium units in which are selling VOIs were constructed and became available for sale at the beginning of 2005 at The Fountains, which has a product cost of approximately 20% of sales price. We anticipate that our gross margin will remain within the historical range of 75% to 77% in 2006, despite rising construction costs and expected increases in the cost of real estate for acquisition, due to an increase in the sales prices of our VOIs effected in January 2006 and continued benefit from sales of higher margin inventory, such as The Fountains.

Other resort operations revenues increased $5.3 million or 9% during 2005 as compared to 2004. The increase was due to higher fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales, commensurate with the increase in resort sales.

Other resort operations revenues increased $10.1 million or 21% during 2004 as compared to 2003. These increases were due to increases in revenues from our mini-vacation sales and vacation ownership tour generation business, our vacation ownership resort interior purchasing and design business, title agency fees, and fees earned for providing reservation services for the Bluegreen Vacation Club.

Cost of other resort operations increased $5.1 million or 8% during 2005 as compared to 2004. The increase in the cost of other resort operations was due primarily to increases in the related revenues discussed above as well as due to higher subsidies paid to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our VOI inventory.

Cost of other resort operations increased $10.2 million, or 19%, during 2004 as compared to 2003. These increases were due primarily to subsidies and maintenance fees paid to the property owners' associations that maintain our resorts. These subsidies and fees increased in the aggregate due to the increase in the number of our resorts since December 31, 2003 and due to increased maintenance fees incurred on our remaining VOI inventory at the La Cabana Beach and Racquet Club resort in Aruba. In addition, costs of other resort operations increased due to the 2003 opening and subsequent expansion of our owner contact center in Indianapolis, Indiana, which handles reservations and customer service for members of the Bluegreen Vacation Club.

Selling and marketing expenses for Bluegreen Resorts increased $30.2 million or 18% during 2005 as compared to 2004. As a percentage of sales, selling and marketing expenses increased to approximately 55% during the year ended December 31, 2005, as compared to 53% for the year ended December 31, 2004. The increase in selling and marketing expenses as a percentage of sales was primarily a result of start-up marketing costs incurred at our new sales offices, partially offset by the favorable impact on selling and marketing cost of the increase in sales to existing owners during 2005 as compared to 2004.

Selling and marketing expenses for Bluegreen Resorts increased $33.1 million or 25% during 2004 as compared to the 2003. As a percentage of sales, selling and marketing expenses increased from 52% during 2003 to 53% during 2004. This increase was primarily due to a decrease in the marketing efficiency of our off-premises contact ("OPC") marketing programs. OPC marketing programs involve making contact with individuals at tourist and other high-traffic locations in the vacation destinations in proximity to our resorts and soliciting them to take sales tours at one of our resort properties. OPC costs as a percentage of related sales increased to 37% during 2004 from 30% during 2003, due to increased competition for OPC locations and a decrease in the sale-to-tour conversion ratio for our OPC tours.

We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurances can be given that selling and marketing expenses will not continue to increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $5.3 million or 33% during 2005 as compared to 2004. The increase in field general and administrative expenses was primarily a result of the cost of operating our new sales offices.

Field general and administrative expenses stayed consistent at approximately $16.1 million during both 2004 and 2003. These costs as a percentage of sales decreased to 5% for 2004 from 6% during 2003.

As of December 31, 2004 and 2005, Bluegreen Resorts had no sales or Field Operating Profit deferred under percentage-of-completion accounting. The adoption of a SOP 04-2, effective January 1, 2006, will change our treatment of sales incentives and the conversion of our Sampler packages to VOI sales, both of which will result in the deferral of sales recognition of certain VOI sales financed by the Company. We anticipate that all of our financed sales, other than sales to owners, will be required to be deferred for periods ranging from one to four months. See Note 1 of Notes to Consolidated Financial Statements for further discussion of SOP 04-2.

Bluegreen Communities. During 2003, 2004 and 2005, Bluegreen Communities generated $104.4 million (29%), $191.8 million (38%), and $192.1 million (35%), of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                    Year Ended
                                   --------------------------------------------
                                   December 31,    December 31,    December 31,
                                       2003            2004            2005
                                       ----            ----            ----
Number of homesites sold .......      1,962           2,765           2,287
Average sales price per homesite    $60,586         $69,136         $80,188
Gross margin ...................         45%             45%             48%

Bluegreen Communities' sales increased $295,000 or less than 1% during 2005 as compared to 2004 due primarily to the sell-out of several communities during 2005. The primary reason for our slower growth in Communities was Traditions of Braselton, a 1,142 acre golf course community in Braselton, Georgia, and Brickshire, our golf course community located in New Kent Virginia was substantially sold-out and higher sales were generated during the year.. Partially offsetting these declines were higher sales at many of our other communities, including Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia, and Chapel Ridge, our approximately 800-acre golf course community in Chatham County, North Carolina. During 2005 we commenced sales at Sugar Tree on the Brazos, a community located outside Fort Worth, Texas, Saddle Creek Forest, a community located near Houston, Texas and The Settlement at Patriot Ranch, our community located near San Antonio, Texas. During 2005 we recognized aggregate sales at these three communities of $14.4 million. In 2005 we also acquired a property near San
Antonio which we are developing as Havenwood at Hunters Crossing. Sales at Havenwood at Hunters Crossing began in January 2006. In March 2006, we acquired a 1,579-acre property near Dallas, Texas, which we believe will begin sales in the fourth quarter of 2006.

As noted above, certain of our properties substantially sold out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business, and in new regions of the country, in order to maintain appropriate levels of properties in our portfolio.

Bluegreen Communities' sales increased $87.4 million or 84% during 2004 as compared to 2003. In November 2003, we acquired and commenced sales at our approximately 500-acre golf course community in Brunswick, Georgia known as Sanctuary Cove at St. Andrews Sound. Sanctuary Cove recognized incremental sales of approximately $23.9 million during 2004 as compared to 2003, as this project had just opened for sales in December 2003. Sanctuary Cove had an additional $7.6 million of sales deferred under the percentage-of-completion method of accounting as of December 31, 2004. Our Brickshire golf course community, which is located in New Kent, Virginia, recognized $11.1 million more sales during 2004 as compared to 2003, due primarily to increased effectiveness of sales programs and price increases. In March 2003, Bluegreen Communities acquired 1,142 acres in Braselton, Georgia for the development of a new golf course community known as the Traditions of Braselton. This project recognized approximately $8.1 million more sales during 2004 as compared to 2003, due primarily to the recognition of sales previously deferred under the percentage-of-completion method of accounting. In July 2004, we acquired and commenced sales at our approximately 800-acre golf course community in Chatham County, North Carolina known as Chapel Ridge. Chapel Ridge recognized sales of approximately $10.1 million during 2004, and had an additional $4.7 million of sales deferred under the percentage-of-
completion method of accounting as of December 31, 2004. Mountain Springs Ranch, our community in Smithson Valley, Texas (near San Antonio), recognized $7.7 million more sales during 2004 as compared to 2003, as this project had just opened for sales in December 2003. The remaining sales increase was realized at several of our other existing communities, including the following communities in Texas:

      o RidgeLake Shores, located in Magnolia, Texas (near Houston, Texas) - $6.3 million increase in sales.

      o Quail Springs Ranch, located in Peaster, Texas (near the Dallas/Fort Worth Metroplex) - $5.4 million increase in sales.

      o Mystic Shores, located in Spring Branch, Texas (near San Antonio) - $5.3 million increase in sales.

Bluegreen Communities' gross margin increased from 45% in 2004 to 48% in 2005. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) will impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of the percentage-of-completion method of accounting, will cause variations in gross margin between periods, although the annual gross margin has historically been between 45% and 51% of sales and is expected to approximate these percentages for the foreseeable future.

Other communities operations include the operation of our golf courses as well as realty resale operations at several of our residential land communities. Other communities' operations revenues increased $2.1 million or 28% from $7.4 million to $9.5 million and the related costs increased $1.4 million or 19% from $7.3 million to $8.7 million during 2004 and 2005, respectively. This was primarily due to increased play at our Traditions at Braselton and The Preserve at Jordan Lake golf courses located in Georgia and North Carolina, respectively. We are currently constructing a new daily-fee golf course in connection with the development of Chapel Ridge, which is expected to open in the fall of 2006. Our golf course at Sanctuary Cove opened for play in February of 2006.

Other communities' operations revenues increased $923,000 or 14% from $6.5 million to $7.4 million and the related costs decreased $202,000 or 3% from $7.5 million to $7.3 million during the years ended December 31, 2003 and December 31, 2004, respectively. These increases were primarily due to increased play at our Brickshire and The Preserve at Jordan Lake golf courses located in New Kent, Virginia and Chapel Hill, North Carolina, respectively.

Our golf course operations incurred aggregate losses of $1.2 million, $176,000, and $380,000 during 2003, 2004 and 2005, respectively. The losses from golf course operations are due to fixed operating expenses, low, seasonal revenues during the winter months and high maintenance costs during periods when we are marketing homesites in the surrounding community. Also, certain of our golf courses are still in their early years of operations during the periods presented. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 19% to 17% during 2004 and 2005, respectively. These expenditures decreased as a percentage of sales due to a higher average sales price per homesite coupled with relative advertising efficiencies at our new golf course communities in Georgia as compared to our other projects.

Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 22% to 19% during the 2003 and 2004, respectively, due to the advertising efficiencies realized at several of our Bluegreen Golf communities in 2004. Brickshire, Traditions of Braselton, Sanctuary Cove and Chapel Ridge generated selling and marketing expenses of less than 18%, collectively, as a percentage of sales due to the attractiveness of these golf course communities to consumers in the markets where these communities are located.

Bluegreen Communities' general and administrative expenses remained constant from 2004 to 2005 and increased $1.4 million, or 14%, during 2004 as compared to 2003. This increase in general and administrative expenses was due to the fact that the costs associated with new communities that opened for sales were greater than the costs associated with communities which substantially sold out during 2003. The increase in these costs was also due to higher performance bonuses to Bluegreen Communities' management, commensurate with the significant increase in the segment's field operating profit during 2004 as compared to 2003. As a percentage of sales, Bluegreen Communities' general and administrative expenses decreased to 6% from 10% for the 2004 and 2003, respectively.

As of December 31, 2005, Bluegreen Communities had $30.7 million of sales and $12.4 million of Field Operating Profit deferred under percentage-of-completion accounting. As of December 31, 2004, Bluegreen Communities had $27.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, Resorts acquisition and development, mortgage servicing, treasury and legal. Such expenses were $22.2 million, $32.7 million and $38.0 million for 2003, 2004 and 2005, respectively.

The $5.3 million or 16% increase in corporate general and administrative expenses during 2005 as compared to 2004 was primarily due to:

      o the expansion of our corporate facilities, as well as increased personnel and other expenses in our information technology, resort acquisitions and development, and accounting departments to support our growth:

      o     increased   accounting  and  auditing   expenses  of  $1.8  million,
            primarily incurred in connection with requirements associated with the Sarbanes-Oxley Act of 2002:

      o severance charges of approximately $1.0 million associated with the departure of our former Chief Financial Officer;

These increases were partially off-set by lower legal expenses and higher profits from our mortgage servicing operation realized during 2005 as compared to 2004.

The $11.5 million or 52% increase in corporate general and administrative expenses during 2004 as compared to 2003 was primarily due to:

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

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income was $29.9 million, $35.9 million and $34.8 million for 2003, 2004 and 2005, respectively.

The decrease in interest income during 2005 was due to lower interest income earned from our notes receivable commensurate with a lower average aggregate notes receivable balance during the period as compared to 2004. In addition, we recognized an other-than-temporary decrease of $539,000 in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The increase in interest income during 2004 was due to higher interest income earned from our notes receivable commensurate with a higher average aggregate notes receivable balance during the period as compared to 2003

Gain on Sales of Notes Receivable. During 2004 and 2005, we recognized gains on the sale of notes receivable totaling $26.0 million and $25.2 million, respectively. We sell a portion of our vacation ownership notes receivable pursuant to vacation ownership receivables securitization transactions or through vacation ownership receivables purchase facilities that qualify for sales treatment per SFAS 140. During 2003, all sales of notes receivable were made to vacation ownership receivables purchase facilities, none of which qualified for sales accounting treatment pursuant to SFAS 140. As such, there were no gains on sales of notes receivables during 2003.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures in the future. In 2006, we intend to structure our vacation ownership receivables purchase facilities that are used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS 140. No gains will be recognized on the sales of receivables to such facilities until the receivables are included in an appropriately structured term securitization transaction. This accounting treatment is expected to increase the volatility of our quarterly earnings prospectively, but is not anticipated to materially impact annual earnings.

Interest Expense. Interest expense was $17.2 million, $18.4 million and $14.5 million for 2003, 2004 and 2005, respectively. The 21% decrease in interest expense for 2005 as compared 2004, was primarily a result of lower average debt outstanding and more interest being capitalized due to increased construction activity, partially off-set by the impact of increased borrowing rates. The 7% increase in interest expense in 2004 as compared to the 2003, was due to higher average outstanding debt balances, primarily related to increased receivable-backed debt, which was paid off in July 2004 by a term securitization transaction.

Our effective cost of borrowing was 7.9%, 8.1%, and 8.9% for 2003, 2004 and 2005, respectively.

Provision for Loan Losses. We recorded provisions for loan losses totaling $18.2 million, $24.4 million and $27.6 million during 2003, 2004 and 2005, respectively. The 34% and 13% increases in the provision for loan losses during 2004 and 2005, respectively, were primarily due to increases in Bluegreen Resorts sales, approximately 95% of which were financed by us.

The following table summarizes our allowance for loan losses by division as of December 31, 2004 and 2005 (in thousands):

                                  Bluegreen      Bluegreen
                                   Resorts      Communities   Other       Total
                                   -------      -----------   -----       -----
                                             (dollars in thousands)
December 31, 2004 (as restated)
Notes receivable ..............    $154,628       $10,901     $ 186     $ 165,715
Allowance for loan losses .....     (13,227)         (251)     (186)      (13,664)
                                   --------       -------     -----     ---------
Notes receivable, net .........    $141,401       $10,650     $  --     $ 152,051
                                   ========       =======     =====     =========
Allowance as a % of gross notes
 receivable ...................           9%            2%      100%            8%
                                   ========       =======     =====     =========
December 31, 2005
Notes receivable ..............    $131,058       $ 7,408     $ 186     $ 138,652
Allowance for loan losses .....     (10,466)         (217)     (186)      (10,869)
                                   --------       -------     -----     ---------
Notes receivable, net .........    $120,592       $ 7,191     $  --     $ 127,783
                                   ========       =======     =====     =========
Allowance as a % of gross notes
 receivable ...................           8%            3%      100%            8%
                                   ========       =======     =====     =========

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (see Note 1 of the Notes to Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the subsidiary. Minority interest in income of consolidated subsidiary was $3.3 million, $4.1 million and $4.8 million for 2003, 2004 and 2005, respectively. Pre-tax income for the subsidiary has increased over the periods presented as sales at the Bluegreen Wilderness Club at Big Cedar have increased.

Summary. Based on the factors discussed above, our net income was $19.8 million, $42.6 million and $46.6 million for 2003, 2004 and 2005, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for 2003, 2004 and 2005 (in thousands):

                                                             Year ended
                                              --------------------------------------------
                                              December 31,    December 31,    December 31,
                                                  2003            2004            2005
                                              --------------------------------------------
Cash flows provided by operating activities    $ 39,027        $ 91,756        $ 55,583
Cash flows used by investing activities          (3,451)        (10,538)         (8,141)
Cash flows used by financing activities         (11,273)        (39,232)        (63,303)
                                               --------        --------        --------
Net increase (decrease) in cash                $ 24,303        $ 41,986        $(15,861)
                                               ========        ========        ========

Cash Flows From Operating Activities. Cash flows from operating activities increased $52.7 million or 135% from net cash inflows of $39.0 million to $91.8 million during the years ended December 31, 2003 and December 31, 2004, respectively. Proceeds from the sale of and borrowings collateralized by notes receivable, net of payments on such borrowings, increased $38.0 million from $86.0 million to $124.0 million during the years ended December 31, 2003 and December 31, 2004, respectively. The remainder of the increase in operating cash flows during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was commensurate with the decrease in inventory, as a result of our increased VOI and homesite sales.

Cash flows from operating activities decreased $36.2 million or 39% from net cash inflows of $91.8 million to $55.6 million during the years ended December 31, 2004 and December 31, 2005, respectively. This decrease was due primarily to higher construction and development spending during 2005 as compared to 2004. Additionally, during 2005 we acquired land for three Bluegreen Communities developments (Saddle Creek Forest, The Settlement at Patriot Ranch, and Havenwood at Hunter's Crossing) and three vacation ownership resorts (Daytona SeaBreeze, SeaGlass Towers, and Carolina Grande), as compared to the acquisition of only one vacation ownership resort (the Suites at Hershey) and only two communities (Sugar Tree on the Brazos and Chapel Ridge) during 2004. These acquisition and related construction and development costs were paid with a combination of cash and borrowings.

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

Cash Flows From Investing Activities. Cash flows from investing activities decreased $7.1 million or 205% from net cash outflows of $3.5 million to $10.5 million for the years ended December 31, 2003 and December 31, 2004, respectively. The decrease was primarily due to increased purchases of property and equipment during the year ended December 31, 2004 as compared to the year ended December 31, 2003

Cash flows from investing activities increased $2.4 million or 23% from net cash outflows of $10.5 million to $8.1 million for the years ended December 31, 2004 and December 31, 2005, respectively. This increase was due primarily to higher amounts of cash received in 2005 from our retained interests in notes receivable sold, as we did not begin receiving cash flows on our retained interest in a 2004 Term Securitization transaction until the third quarter of 2005 due to reserve funding requirements. The remainder of the increase in cash flows from investing activities was due to lower expenditures in 2005 for property and equipment as compared to 2004.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $28.0 million or 248% from net cash outflows of $11.3 million to $39.2 million during the years ended December 31, 2003 and December 31, 2004, respectively. This decrease was due to increased payments under line-of-credit facilities and notes payable, partially offset by increased proceeds from borrowings under such facilities and notes.

Cash flows from financing activities decreased $24.1 million or 61% from net cash outflows of $39.2 million to $63.3 million during the years ended December 31, 2004 and December 31, 2005, respectively. This increase was due primarily to the redemption of $55.0 million of our senior secured notes as well as lower borrowings under our credit facilities during 2005 as compared to 2004. These outflows were partially offset by the receipt of $59.3 million of cash in connection with our issuance of the junior subordinated debentures.

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

Our level of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions; (ii) our leveraged position increases our vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2005. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2005. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation   Ownership   Receivables   Purchase   Facilities   -Off-Balance  Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the year ended December 31, 2005, approximated 61% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The GE Purchase Facility. In March 2006 we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Capital Corporation ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we will pay GE a structuring fee of approximately $437,500 in March 2006. We will act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million for a period which ends on in March 2008.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy proceeding or the like; (v) the amount of any advance under the GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach
(a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.9 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club to be less than approximately 930.7 million;
(xiii) our ceasing to conduct the vacation ownership business and originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

The 2005 Term Securitization. On December 28, 2005, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., consummated a $203.8 million private offering and sale of vacation ownership receivable-backed securities (the "2005 Term Securitization"). The $191.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2005 Term Securitization were previously sold to a previous, off-balance sheet vacation ownership receivables purchase facility with BB&T (the "BB&T Purchase Facility"). In addition, the 2005 Term Securitization allowed for an additional $35.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables") that could be sold by us through March 28, 2006 to Bluegreen Receivables Finance Corporation X, our wholly-owned, special purpose finance subsidiary ("BRFC X"), which would then sell the Pre-funded Receivables to BXG Receivables Note Trust 2005-A ("2005-A"), a qualified special purpose entity, without recourse to us or BRFC X, except for breaches of certain representations and warranties at the time of sale. The proceeds of $31.8 million (at an advance rate of 90%) as payment for the Pre-funded Receivables were deposited into an escrow account by the indenture trustee of the 2005 Term Securitization until such receivables are actually sold by us to BRFC X. If we don't sell the Pre-funded Receivables to earn the entire amount of related proceeds held in escrow, the remaining proceeds will be used to pay down amounts owed to investors in the 2005 Term Securitization. On December 29, 2005, we sold $16.7 million in Pre-funded Receivables to BRFC X and the $15.1 million purchase price was disbursed to us from the escrow account. On March 1, 2006, we sold $18.6 million in Pre-funded Receivables to BRFC X and the $16.7 million purchase price was disbursed to us from the escrow account.

The proceeds of the 2005 Term Securitization were used to pay BB&T all amounts outstanding under the BB&T Purchase Facility, pay Resort Finance, LLC all amounts outstanding under a previous, on-balance sheet purchase facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and the escrow accounts for the Pre-funded Receivables and provide net cash proceeds of $1.1 million to us. We also received a retained interest in the future cash flows from the 2005 Term Securitization (including the future cash flows from the Pre-funded Receivables actually sold).

The New BB&T Purchase Facility. We are currently in documentation for a new, two-year $150 million vacation ownership receivables purchase facility with BB&T. There can be no assurances that this new facility will be obtained on favorable terms or at all. We anticipate accounting for sales of receivables under this facility, if obtained, as on-balance sheet borrowings pursuant to SFAS 140. This facility would be used to accumulate receivables in anticipation of future term securitization transactions.

We have chosen to monetize our receivables through the GE Purchase Facility and through periodic term securitization transactions historically, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a quarterly basis, which would not be realized under a traditional financing arrangement.

The GE Purchase Facility discussed above is the only ongoing receivables purchase facilities under which we currently have the ability to sell receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities to replace the GE Purchase Facility when this facility is fully funded or expires. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

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

We recognized an other-than-temporary decrease of $539,000 during 2005, in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The following is a summary of significant financial information related to the GE Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                   December 31,   December 31,
                                                       2004           2005
                                                   ---------------------------
On Balance Sheet:                                  (as restated)

Retained interests in notes receivable sold           $66,513       $105,696

Off-Balance Sheet:

Notes receivable sold without recourse                292,722        429,403
Principal balance owed to note receivable
purchasers                                            268,590        396,679

                                                                       Year Ended
                                                         ------------------------------------------
Income Statement:                                        December 31,   December 31,   December 31,
                                                             2003           2004           2005
                                                         ------------------------------------------
                                                         (as restated)  (as restated)
Gain on sales of notes receivable                            $   --        $25,972        $25,226
Interest accretion on retained interests in notes
   receivable sold                                            5,519          6,035          9,310
Servicing fee income                                          2,352          2,931          4,969

Credit Facilities for Bluegreen's Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of December 31, 2005 (see further discussion below):

                          Outstanding      Borrowings
                           Borrowings      During the
                             as of         Year Ended       Advance Period
                            December        December          Expiration;          Borrowing    Borrowing     Current
     Credit Facility       31, 2005        31, 2005       Borrowing Maturity         Limit        Rate          Rate
----------------------------------------------------------------------------------------------------------------------
The GMAC                  $25.4 million       $16.9         February 15, 2008;        $75.0       30-day        8.34%
Receivables Facility                         million        February 15, 2015        million      LIBOR +
                                                                                                   4.00%

The GMAC AD&C             $33.4 million       $33.1         February 15, 2008;       $150.0       30-day        9.09%
Facility                                     million        August 15, 2013          million      LIBOR +
                                                                                                   4.75%

The RFL A&D                    --         $9.5 million      January 10, 2007;         $50.0        30-day       8.24%
Facility                                                    January 10, 2008         million      LIBOR +
                                                                                                 3.90% (Min.
                                                                                                   6.90%)

The Foothill Facility     $3.2 million         --           December 31, 2006;        $30.0        Prime +      7.50%
                                                            December 31, 2008        million     0.25% (Min.     to
                                                                                                    4.00%);     8.50%
                                                                                                     to
                                                                                                   Prime +
                                                                                                    1.25%

The GMAC                  $1.8 million        $16.5         September 30, 2007;       $75.0         Prime +     8.25%
Communities                                  million        September 30, 2009       million        1.00%
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than February 15, 2015. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at 30-day LIBOR plus 4.00% (8.39% at December 31, 2005). Interest payments are due monthly. During the year ended December 31, 2005, we pledged approximately $18.8 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $16.9 million in cash borrowings. As of December 31, 2005, $25.4 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts, which was increased to $150.0 million in March 2006 (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at 30-day LIBOR plus 4.50%, as amended in March 2006. Interest payments are due monthly. During the year ended December 31, 2005, we borrowed $33.2 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the acquisition of Carolina Grande. As of December 31, 2005, $33.4 million was outstanding under the GMAC AD&C Facility.

The RFL A&D Facility. In January 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. Indebtedness under the facility bears interest at 30-day LIBOR plus 3.90%, subject to a 6.90% floor (8.29% at December 31, 2005). Interest payments are due monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. In January 2005, we borrowed $10.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona SeaBreeze resort, all of which had been repaid as of December 31, 2005.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $20.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (8.50% at December 31,
2005). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (7.50% at December 31, 2005) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (7.75% at December 31, 2005). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. Borrowings under the Foothill Facility can be made through December 31, 2006. Outstanding indebtedness collateralized by receivables is due December 31, 2008. At December 31, 2005, the outstanding principal balance under the facility was $3.2 million, approximately $2.2 million of which relates to Bluegreen Communities' receivables borrowings and approximately $1.0 million of which relates to Bluegreen Resorts' receivables borrowings under the Foothill Facility.

The GMAC Communities Facility. In May 2005 and again in March 2006, we amended our existing $75.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"):
Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Pueblo, Colorado); and Havenwood at Hunters' Crossing (New Braunfels, Texas) (the "Texas Property"). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 30, 2007. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (8.25% at December 31, 2005). Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. In July 2005, we borrowed $7.5 million under the GMAC Communities Facility in connection with the acquisition of Havenwood at Hunters Crossing and an additional $9.0 million in April 2005 for general corporate purposes. As of December 31, 2005, $1.8 million was outstanding under the GMAC Communities Facility. In March 2006, we borrowed $18.2 million under the GMAC Communities Facility for the acquisition of a new property in Grayson County, Texas and an additional $9 million for general corporate purposes.

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

We had the following junior subordinated debentures outstanding at December 31, 2005 (dollars in thousands):

                                 Outstanding
                                  Amount of     Initial               Fixed                 Variable     Beginning
                                    Junior       Equity              Interest               Interest     Optional
                                 Subordinated        To      Issue     Rate       Rate     Redemption    Maturity
Trust                             Debentures      Trust       Date      (1)       (2)         Date         Date
-------------------------------------------------------------------------------------------------------------------
Bluegreen
Statutory Trust I                  $23,196       $  696    3/15/05    9.160%     LIBOR +     3/30/10      3/30/35
                                                                                 4.90%
Bluegreen
Statutory Trust II                  25,774          774     5/4/05    9.158%     LIBOR +     7/30/10      7/30/35
                                                                                 4.85%
Bluegreen
Statutory Trust III                 10,310          310    5/10/05    9.193%     LIBOR +     7/30/10      7/30/35
                                                                                 4.85%
                                   --------------------
                                   $59,280       $1,780
                                   ====================

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

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at one month LIBOR plus 2.00% (6.34% at December 31, 2005). Interest is due monthly and all outstanding amounts are due on June 30, 2006. Borrowings under the line-of-credit are limited to an amount which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains covenants and conditions typical of arrangements of this type. As of December 31, 2005, no borrowings were outstanding under the line; however, an aggregate of $523,000 of irrevocable letters of credit were outstanding under this line-of-credit at December 31, 2005. These letters of credit expire on December 31, 2006. This line-of-credit is an available source of short-term liquidity.

Commitments

Our material commitments as of December 31, 2005 included the required payments due on our receivable-backed debt, lines of credit and other notes payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2005 (in thousands):

                                                  Payments Due by Period
                                   ------------------------------------------------------

   Contractual Obligations          Less than   1 - 3      4 - 5     After 5
   -----------------------           1 year     Years      Years      Years      Total
                                     ------     -----      -----      -----      -----
Receivable-backed notes payable      $    22    $10,288    $    --   $ 25,421   $ 35,731
Lines-of-credit and notes payable     21,459     32,181      7,788         --     61,428
10.5% senior secured notes                --     55,000         --         --     55,000
Jr. Subordinated debentures               --         --         --     59,280     59,280
Noncancelable operating leases         8,225     13,252      7,510      4,624     33,611
                                     ---------------------------------------------------
Total contractual obligations        $29,707   $110,721    $15,298    $89,325   $245,051
                                     =======   ========    =======    =======   ========

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2005 (in thousands):

                                                  Payments Due by Period
                                   ------------------------------------------------------

    Interest Obligations (1)        Less than   1 - 3      4 - 5     After 5
   -------------------------         1 year     Years      Years      Years      Total
                                     ------     -----      -----      -----      -----
Receivable-backed notes payable      $ 2,890    $ 5,414    $ 4,300   $  5,628   $ 18,232
Lines-of-credit and notes payable      4,159      4,608        414         --      9,181
10.5% senior secured notes             5,755     11,550         --         --     17,305
Jr. Subordinated debentures            5,433     10,866     10,866    133,013    160,178
                                     ---------------------------------------------------
Total contractual obligations        $18,237    $32,438    $15,580   $138,641   $204,896
                                     =======    =======    =======   ========   ========

(1) Interest on variable rate debt has assumed the weighted average interest rate remains the same as the rate at December 31, 2005.

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual cbligations. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

As noted above, we have $530,000 in letters-of-credit outstanding at December 31, 2005, the majority of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire in 2006, were required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $17.5 million as of December 31, 2005. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $67.1 million as of December 31, 2005. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Most of our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities which include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities; restrictions on the payment of dividends, investments in joint ventures and other restricted payments; limitations on the incurrence of liens and transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and portfolio performance requirements; and events of default or termination. No assurance can be given that we will be in compliance with such covenants, that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2005 were less than 2% of consolidated revenues and consolidated assets, respectively. Sales generated and long-term debt incurred to date by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We did not sell any vacation ownership notes receivable off-balance sheet in 2003 and sold, $215.5 million and $228.8 million of fixed-rate vacation ownership notes receivable off-balance sheet during 2004 and 2005, respectively, under various vacation ownership receivable purchase facilities and term securitization transactions (see Note 5 of the Notes to Consolidated Financial Statements). Our gains on sale recognized are generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. We believe that we have used appropriate assumptions in valuing the residual interests retained in the vacation ownership and land notes sold through our various off-balance sheet vacation ownership receivables purchase facilities and term securitization transactions and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations, but there is no assurance that the assumptions will prove to be correct.

As of December 31, 2005, we had fixed interest rate debt of approximately $118.6 million and floating interest rate debt of approximately $92.9 million. In addition, our notes receivable from VOI and homesite customers were comprised of $128.8 million of fixed rate loans and $5.1 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would decrease our after-tax earnings by an immaterial amount per year, as a result of increased interest expense on variable rate debt, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in interest rates would decrease the total fair value of our fixed rate debt, excluding our 10.5% senior secured notes payable (the "Notes") by an immaterial amount. The fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of such a change, we would likely attempt to take actions to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                December 31,     December 31,
                                                                                    2004             2005
                                                                                    ----             ----
ASSETS                                                                          (As Restated)
Cash and cash equivalents (including restricted cash of approximately $21,423
  and $18,321 at December 31, 2004 and 2005, respectively) ..................   $     100,565    $      84,704
Contracts receivable, net ...................................................          28,085           27,473
Notes receivable, net .......................................................         152,051          127,783
Prepaid expenses ............................................................           7,810            6,500
Other assets ................................................................          19,279           17,156
Inventory, net ..............................................................         205,352          240,969
Retained interests in notes receivable sold .................................          66,513          105,696
Property and equipment, net .................................................          74,244           79,634
Intangible assets and goodwill ..............................................           4,512            4,328
                                                                                -------------    -------------
      Total assets ..........................................................   $     658,411    $     694,243
                                                                                =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ............................................................   $      11,552    $      11,071
Accrued liabilities and other ...............................................          44,323           43,801
Deferred income .............................................................          24,235           29,354
Deferred income taxes .......................................................          56,064           75,404
Receivable-backed notes payable .............................................          73,213           35,731
Lines-of-credit and notes payable ...........................................          71,949           61,428
10.50% senior secured notes payable .........................................         110,000           55,000
Junior subordinated debentures ..............................................              --           59,280
                                                                                -------------    -------------
  Total liabilities .........................................................         391,336          371,069

Minority interest ...........................................................           6,009            9,508

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued .......              --               --
Common stock, $.01 par value, 90,000 shares authorized; 32,990 and 33,193
  shares issued at December 31, 2004 and 2005, respectively .................             330              333
Additional paid-in capital ..................................................         167,408          169,684
Treasury stock, 2,756 common shares at both December 31, 2004 and 2005, at
  cost ......................................................................         (12,885)         (12,885)
Accumulated other comprehensive income, net of income taxes .................           4,805            8,575
Retained earnings ...........................................................         101,408          147,959
                                                                                -------------    -------------
   Total shareholders' equity ...............................................         261,066          313,666
                                                                                -------------    -------------
      Total liabilities and shareholders' equity ............................   $     658,411    $     694,243
                                                                                =============    =============

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                            Year Ended     Year Ended     Year Ended
                                                           December 31,   December 31,   December 31,
                                                                2003           2004           2005
                                                                ----           ----           ----
Revenues:                                                  (As Restated)  (As Restated)
 Sales of real estate ..................................   $    359,344   $    502,408   $    550,335
 Other resort and communities operations revenue .......         55,394         66,409         73,797
 Interest income .......................................         29,898         35,939         34,798
 Gain on sales of notes receivable .....................             --         25,972         25,226
 Other income ..........................................            457             --             --
                                                           ------------   ------------   ------------
                                                                445,093        630,728        684,156
Cost and expenses:
 Cost of real estate sales .............................        109,446        179,728        177,800
 Cost of other resort and communities operations .......         60,772         70,785         77,317
 Selling, general and administrative expenses ..........        203,808        262,424        300,239
 Interest expense ......................................         17,243         18,425         14,474
 Provision for loan losses .............................         18,239         24,434         27,587
 Other expense .........................................             --          1,666          6,207
                                                           ------------   ------------   ------------
                                                                409,508        557,462        603,624
                                                           ------------   ------------   ------------
Income before minority interest and provision for income
  taxes ................................................         35,585         73,266         80,532
Minority interest in income of consolidated subsidiary .          3,330          4,065          4,839
                                                           ------------   ------------   ------------
Income before provision for income taxes ...............         32,255         69,201         75,693
Provision for income taxes .............................         12,418         26,642         29,142
                                                           ------------   ------------   ------------
Net income .............................................   $     19,837   $     42,559   $     46,551
                                                           ============   ============   ============

Earnings per common share:
  Basic ................................................   $       0.80   $       1.62   $       1.53
                                                           ============   ============   ============
  Diluted ..............................................   $       0.74   $       1.43   $       1.49
                                                           ============   ============   ============

Weighted-average number of common and common
  equivalent shares:
  Basic ................................................         24,671         26,251         30,381
                                                           ============   ============   ============
  Diluted ..............................................         29,263         30,677         31,245
                                                           ============   ============   ============


          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                         Accumulated
                                                                                            Other
                                          Common               Additional   Treasury    Comprehensive
                                          Shares      Common    Paid-in     Stock at    Income, Net of    Retained
                                          Issued       Stock    Capital       Cost       Income Taxes     Earnings        Total
                                          ------       -----    -------       ----       ------------     --------        -----
                                                                                         (As Restated)  (As Restated) (As Restated)
Balance at December 31, 2002
 (as previously reported) ..........      27,343         273     123,535     (12,885)            460       46,900        158,283

Restatement Adjustment .............          --          --          --          --           3,974       (7,888)        (3,914)
                                          ------        ----    --------    --------          ------     --------       --------
Restated Balance at December 31,
 2002 ..............................      27,343         273     123,535     (12,885)          4,434       39,012        154,369
                                          ------        ----    --------    --------          ------     --------       --------
Net income .........................                                                                       19,837         19,837
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes and
 reclassification adjustments ......          --          --          --          --          (1,481)          --         (1,481)
                                                                                                                         -------
Comprehensive income ...............                                                                                      18,356
Shares issued upon exercise of
 stock options .....................         359           4        1208          --              --           --          1,212
Income tax benefit from stock
 options exercised .................          --          --         188          --              --           --            188
                                          ------        ----    --------    --------          ------     --------       --------
Restated Balance at December 31,
 2003 ..............................      27,702         277     124,931     (12,885)          2,953       58,849        174,125
Net income .........................          --          --          --          --              --       42,559         42,559
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes and
 reclassification adjustments ......          --          --          --          --           1,852           --          1,852
Comprehensive income ...............                                                                                      44,411
Shares issued upon exercise of
 stock options .....................       1,150          12       6,582          --              --           --          6,594
Income tax benefit from stock
 options exercised .................          --          --       1,961          --              --           --          1,961
Shares issued in connection with
conversion of 8.25% convertible
subordinated debentures ............       4,138          41      33,934          --              --           --         33,975
                                          ------        ----    --------    --------          ------     --------       --------
Restated Balance at December 31,
 2004 ..............................      32,990         330     167,408     (12,885)          4,805      101,408        261,066
Net income .........................          --          --          --          --              --       46,551         46,551
Net unrealized gains on retained
 interests in notes receivable sold,
 net of income taxes and
 reclassification adjustments ......          --          --          --          --           3,770           --          3,770
                                                                                                                         -------
Comprehensive income ...............                                                                                      50,321
Shares issued upon exercise of
 stock options .....................         196           3       1,403          --              --           --          1,406
Modification of equity awards and
 vesting of restricted stock .......           6          --         327          --              --           --            327
Income tax benefit from stock
 options exercised .................          --          --         541          --              --           --            541
Shares issued in connection with
 conversion of 8.25% convertible
 subordinated debentures ...........           1          --           5          --              --           --              5
                                          ------        ----    --------    --------          ------     --------       --------
Balance at December 31, 2005 .......      33,193        $333    $169,684    $(12,885)         $8,575     $147,959       $313,666
                                          ======        ====    ========    ========          ======     ========       ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Year Ended       Year Ended       Year Ended
                                                                         December 31,     December 31,     December 31,
                                                                             2003             2004             2005
                                                                             ----             ----             ----
                                                                        (As Restated)    (As Restated)
Operating activities:
Net income ..........................................................   $      19,837    $      42,559    $      46,551
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Minority interest in income of consolidated subsidiary ..........           3,330            4,065            4,839
    Depreciation ....................................................           7,811            9,769           12,332
    Amortization ....................................................           5,054            3,849            5,807
    Gain on sales of notes receivable ...............................              --          (25,972)         (25,226)
    Loss (gain) on sales of property and equipment ..................             (76)             455               94
    Provision for loan losses .......................................          18,239           24,434           27,587
    Provision for deferred income taxes .............................           8,894           18,664           16,979
    Interest accretion on retained interests in notes receivable sold          (5,519)          (6,035)          (9,310)
    Other non-cash charges ..........................................              --               --              327
    Proceeds from sales of notes receivable .........................              --          192,580          198,260
    Proceeds from borrowings collateralized by notes receivable .....         123,897          105,680           24,772
    Payments on borrowings collateralized by notes receivable .......         (37,881)        (174,514)         (64,714)
Changes in operating assets and liabilities:
    Contracts receivable ............................................          (9,292)          (2,563)             612
    Notes receivable ................................................        (128,742)        (170,282)        (220,491)
    Prepaid expenses ................................................            (227)            (589)             (30)
    Inventory .......................................................          12,433           47,032           29,022
    Other assets ....................................................          (3,903)           1,154            2,150
    Accounts payable, accrued liabilities and other .................          25,172           21,470            6,022
                                                                        -------------    -------------    -------------
Net cash provided by operating activities ...........................          39,027           91,756           55,583
                                                                        -------------    -------------    -------------

Investing activities:
  Cash received from retained interests in notes receivable sold ....           7,402            8,688           11,016
  Principal payments received on investment in note receivable ......             456               --               --
  Business acquisition ..............................................            (500)            (825)            (675)
  Investments in statutory business trusts ..........................              --               --           (1,780)
  Purchases of property and equipment ...............................         (11,893)         (18,409)         (16,724)
  Proceeds from sales of property and equipment .....................           1,084                8               22
                                                                        -------------    -------------    -------------
Net cash used provided by investing activities ......................          (3,451)         (10,538)          (8,141)
                                                                        -------------    -------------    -------------

Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable ..................................................          40,125           60,657           26,382
  Payments under line-of-credit facilities and notes payable ........         (49,978)        (100,479)         (92,071)
  Payments on 10.50% senior secured notes ...........................              --               --          (55,000)
  Payment of 8.25% subordinated convertible debentures ..............              --             (273)              --
  Proceeds from issuance of junior subordinated debentures ..........              --               --           59,280
  Payment of debt issuance costs ....................................          (2,632)          (5,731)          (3,300)
  Proceeds from exercise of employee and director stock options .....           1,212            6,594            1,406
                                                                        -------------    -------------    -------------
Net cash used by financing activities ...............................         (11,273)         (39,232)         (63,303)
                                                                        -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ................          24,303           41,986          (15,861)
Cash and cash equivalents at beginning of period ....................          34,276           58,579          100,565
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of period ..........................          58,579          100,565           84,704
Restricted cash and cash equivalents at end of period ...............         (19,088)         (21,423)         (18,321)
                                                                        -------------    -------------    -------------
Unrestricted cash and cash equivalents at end of period .............   $      39,491    $      79,142    $      66,383
                                                                        =============    =============    =============

                              BLUEGREEN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                              Year Ended      Year Ended      Year Ended
                                                                             December 31,    December 31,    December 31,
                                                                                  2003            2004            2005
                                                                                  ----            ----            ----
                                                                            (As Restated)   (As Restated)
Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through foreclosure or deedback in lieu of foreclosure    $       6,570   $      10,926   $      10,585
                                                                             =============   =============   =============
Inventory acquired through financing .....................................   $      52,399   $      21,276   $      54,054
                                                                             =============   =============   =============
Property and equipment acquired through financing ........................   $       8,569   $       2,637   $       1.114
                                                                             =============   =============   =============
Offset of Joint Venture distribution of operating proceeds to minority
   interest against the Prepayment (see Note 4) ..........................   $       1,932   $       2,704   $       1,340
                                                                             =============   =============   =============
Retained interests in notes receivable sold ..............................   $          --   $      32,816   $      38,913
                                                                             =============   =============   =============
Notes receivable acquired through financing ..............................   $       2,334   $          --   $          --
                                                                             =============   =============   =============

Change in unrealized gains on retained interests in notes receivable sold,
   net of income taxes and reclassification adjustments ..................   $       2,395   $       2,998   $       6,130
                                                                             =============   =============   =============

Conversion of 8.25% subordinated convertible debentures into common stock    $       2,334   $      34,098   $           5
                                                                             =============   =============   =============
Income tax benefit from stock options exercised ..........................   $         362   $       1,961   $         541
                                                                             =============   =============   =============

Supplemental schedule of operating cash flow information:
  Interest paid, net of amounts capitalized ..............................   $      16,807   $      19,324   $      15,955
                                                                             =============   =============   =============
  Income taxes paid ......................................................   $       1,634   $       6,055   $       6,646
                                                                             =============   =============   =============

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

      We provide leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen(R) Resorts") acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in any of our resorts entitle the buyer to an annual or biennial allotment of "points" in perpetuity (supported by an underlying deeded vacation ownership interest held in trust for the buyer) in our Bluegreen Vacation Club(R). Members in our Bluegreen Vacation Club may use their points to stay in any of our participating resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party world-wide vacation ownership exchange networks. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 19 of which have active sales offices. We also sell VOIs at five off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the year ended December 31, 2005, sales generated by Bluegreen Resorts comprised approximately 65% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 35% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Fiscal Year

      On October 14, 2002, our Board of Directors approved a change in our fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the nine months ended December 31, 2002.

Principles of Consolidation

      Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities, and have majority voting control of the Joint Venture's management committee. Additionally, we do not consolidate our wholly-owned statutory business trusts (see Note 10) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

      In December 2005, the Company concluded that it was necessary to restate its consolidated financial statements for the years ended December 31, 2003 and 2004, as discussed in Note 20 to the Consolidated Financial Statements.

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

Revenue Recognition and Contracts Receivable

      In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, we recognize revenue on homesite sales and sales of VOIs when a minimum of 10% of the sales price has been received in cash (buyer's initial commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. In cases where all of the development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting.

      Sales, which do not meet the criteria for revenue recognition described above, are deferred using the deposit method. Under the deposit method, cash received from customers is classified as a refundable deposit in the liability section of our consolidated balance sheets and profit recognition is deferred until the requirements of SFAS No. 66 are met. Effective January 1, 2006, the calculation of a buyer's initial commitment for sales of VOIs will change due to the adoption of a new accounting standard. See Recent Accounting Pronouncements below.

      Contracts receivable consists of 1) amounts receivable from customers on recent sales of VOIs pending recording of the customers' notes receivable in our loan servicing system; 2) receivables related to unclosed retail homesite sales; and 3) receivables from third-party escrow agents on recently closed retail homesite sales. Contracts receivable are reflected net of an allowance for cancellations of unclosed Bluegreen Communities' sales contracts, which totaled approximately $480,000 and $332,000 at December 31, 2004 and 2005, respectively. Contracts receivable are stated net of a reserve for loan losses of $676,000 and $900,000 at December 31, 2004 and 2005, respectively.

      Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

                  Activity                                               Revenue is recognized as:
                  --------                                               -------------------------
         Mini-vacation package sales...................   Mini-vacation packages are fulfilled (i.e., guests use mini-
                                                          vacation packages to stay at a hotel, take a cruise, etc.)

         Vacation ownership tour sales.................   Vacation ownership tour sales commissions are earned per contract terms with third parties

         Resort title fees.............................   Escrow amounts are released and title documents are completed.

         Management fees...............................   Management services are rendered.

         Rental commissions............................   Rental services are provided.

         Rental income.................................   Guests complete stays at the resorts.

         Realty commissions............................   Sales of third-party-owned real estate are completed.

         Golf course and ski hill daily fees...........   Services are provided.

      Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

      Our notes receivable are carried at amortized cost. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2004 and 2005, $7.3 million and $8.0 million, respectively, of notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

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

Retained Interest in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 4) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

Inventory

      Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our inventory at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less costs to dispose. Homesites and VOIs reacquired through foreclosure or deedback in lieu of foreclosure are recorded at the lower of fair value, net of costs to dispose. We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities properties under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Note 6).

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

Goodwill and Intangible Assets

      We account for our goodwill and intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions SFAS No. 144. Our intangible assets relate to customer lists that were acquired in connection with a business combination whereupon Great Vacation Destinations, Inc. ("GVD"), one of our
wholly-owned subsidiaries' acquired substantially all the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC, RVM Vacations, LLC (collectively, "TMOV") in 2002. The customer lists are amortized as the related leads and mini-vacation packages are fulfilled or become expired. See Note 8 for further discussion.

Treasury Stock

      We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

      We expense advertising costs as incurred. Advertising expense was $70.8 million, $89.4 million, and $102.7 million for the years ended December 31, 2003, 2004, and 2005, respectively. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of income.

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

      Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options to our employees under the fair value method of SFAS No. 123 is presented below.

      There were 40,000 stock options granted to certain of our non-employee directors during the year ended December 31, 2004. Such stock options had a grant date fair value of $4.88 per share. There were 668,000 stock options granted to our employees during the year ended December 31, 2005. There were 141,346 stock options granted to certain of our non-employee directors during the year ended December 31, 2005. All stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

      The fair value for these  options was estimated at the date of grant using
a  Black-Scholes   option-pricing  model  with  the  following  weighted-average assumptions:

                                                         Year Ended December 31,

                                                     2003         2004         2005
                                                     ----         ----         ----
      Risk free investment rate ................         3.1%         2.1%         3.9%
      Dividend yield ...........................         0.0%         0.0%         0.0%
      Volatility factor of expected market price        69.7%        65.0%        61.0%
      Life of option ...........................   5.9 years    3.0 years    5.5 years

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

                                                                       Year Ended December 31,
                                                                   2003          2004          2005
                                                                   ----          ----          ----
                                                             (As Restated)   (As Restated)
      Net income, as reported ...........................        $19,837        $42,559       $ 46,551
      Pro forma stock-based employee
        compensation cost, net of income taxes ..........           (399)          (308)        (1,286)
                                                                 -------        -------       --------
      Pro forma net income ..............................        $19,438        $42,251       $ 45,265
                                                                 =======        =======       ========

      Earnings per share, as reported:
        Basic ...........................................        $  0.80        $  1.62       $   1.53
        Diluted .........................................        $  0.74        $  1.43       $   1.49
      Pro forma earnings per share:
        Basic ...........................................        $  0.79        $  1.61       $   1.49
        Diluted .........................................        $  0.72        $  1.42       $   1.45

      See "Recent Accounting Pronouncements" for a discussion of SFAS No. 123 (revision) which we adopted as of January 1, 2006.

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method and during the years ended December 31, 2003 and 2004 includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. There were approximately 1.2 million and 0.8 million stock options not included in diluted earnings per common share during the years ended December 31, 2003 and 2005, respectively, as the effect would be anti-dilutive. There were no anti-dilutive stock options during the year ended December 31, 2004.

      The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                        Year Ended     Year Ended     Year Ended
                                                       December 31,   December 31,   December 31,
                                                            2003           2004           2005
                                                            ----           ----           ----
                                                       (As Restated)  (As Restated)
  Basic earnings per common share -- numerator:
    Net income .....................................   $     19,837   $     42,559   $     46,551
                                                       ============   ============   ============
  Diluted earnings per common share -- numerator:
    Net income -- basic ............................   $     19,837   $     42,559   $     46,551
    Effect of dilutive securities (net of income tax
       effects) ....................................          1,749          1,357             --
                                                       ------------   ------------   ------------
    Net income -- diluted ..........................   $     21,586   $     43,916   $     46,551
                                                       ============   ============   ============
  Denominator:
    Denominator for basic earnings per common
       share-weighted-average shares ...............         24,671         26,251         30,381
    Effect of dilutive securities:
    Stock options ..................................            421          1,098            864
    Convertible securities .........................          4,171          3,328             --
                                                       ------------   ------------   ------------
    Dilutive potential common shares ...............          4,592          4,426            864
                                                       ------------   ------------   ------------
    Denominator for diluted earnings per common
       share-adjusted weighted-average shares and
       assumed conversions .........................         29,263         30,677         31,245
                                                       ============   ============   ============
   Basic earnings per common share: ................   $       0.80   $       1.62   $       1.53
                                                       ============   ============   ============
   Diluted earnings per common share: ..............   $       0.74   $       1.43   $       1.49
                                                       ============   ============   ============

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, requires the change in net unrealized gains or losses on our retained interests in notes receivable sold, which are held as available-for-sale investments, to be included in other comprehensive income. Comprehensive income is shown as a subtotal within our consolidated statements of shareholders' equity for each period presented.

Recent Accounting Pronouncements

      In December 2004, the FASB issued (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The revised statement supersedes APB No. 25, Accounting for Stock-Based Compensation, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in the revised statement is similar to the approach described in SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the revised statement's fair value method will likely have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of the revised statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted the revised statement in prior periods, the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. The revised statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been material. On January 1, 2006 the Company adopted SFAS No. 123R using the modified prospective method.

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

      The Company currently estimates that the adoption of the SOP will result in one-time, non-cash, cumulative effect of change in accounting principle charge in the first quarter of 2006. This charge will consist primarily of deferred VOI sales, which are the result of providing buyers with certain purchase incentives and the treatment of the Company's Sampler Program. The Sampler Program provides purchasers with an opportunity to utilize the Company's vacation ownership product through a one-year allotment of Bluegreen Vacation Club points. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on this subsequent purchase. Under the SOP, the credit given will result in the deferral of such sales until the minimum down payment amounts are received from the purchaser, typically through their required mortgage payments. Deferrals under the SOP are expected to be ongoing, with deferred Resorts sales being recognized in subsequent quarters once the required down payment amount is received. This charge had been estimated to be $2.5 million to $4.0 million, or $.08 - $.13 per share; however the actual cumulative effect adjustment will not be determined until the Company finalizes its first quarter financial results. Therefore, this estimate remains subject to change.

Reclassifications

      We have made certain reclassifications of prior period amounts to conform to the current period presentation.

2. Restatement of Prior Period Financial Statements

      In connection with the securitization of certain of its receivables in December 2005, the Company undertook a review of the prior accounting treatment for certain of its existing and prior notes receivable purchase facilities (together the "Purchase Facilities"). As a result of that review, on December 15, 2005, the Company determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of the Company's vacation ownership notes receivable and other related matters. The following sections describe the restatement matters in more detail.

Sales of Vacation Ownership Notes Receivable to Certain Purchase Facilities

      The restatement reflects the sales of notes receivable under three separate Purchase Facilities as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as the Company had originally accounted for these transactions pursuant to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Accordingly, the consolidated financial statements have been restated to (1) remove the gain on sale of notes receivable and retained interest in notes receivable sold previously recognized,
(2) re-recognize the original notes receivable sold and the related interest income for the periods outstanding, (3) and recognize debt for the cash proceeds received from the Purchase Facilities and the related interest expense for the periods outstanding.

      The Company consummated two term securitization transactions, one in December 2002 and one in July 2004, which included substantially all of the notes receivable that had been previously accounted for as having been sold under the Purchase Facilities. Both of these term securitization transactions have been accounted for as sales pursuant to SFAS 140, and therefore the notes receivable financed under the Purchase Facilities are considered to be sold in the term securitization transactions, with resulting gains on sale recognized at that time.

Valuation of Servicing Assets

      In connection with the sales of notes receivable, we retain servicing rights. Receivables servicing includes processing payments from borrowers, accounting for principal and interest on such receivables, making advances when required, performing collections efforts with delinquent borrowers, processing defaults, reporting to investors and lenders on portfolio activity, and performing other administrative duties. During the review of our accounting policies related to the sales of notes receivables, the Company determined that the servicing fees earned for servicing the sold notes receivable reflected fair value (i.e adequate compensation) at the time of the transaction. Pursuant to SFAS 140, a servicing asset exists when the benefits of servicing are more than adequate compensation. Accordingly, the consolidated financial statements have been restated to remove the original values recognized as servicing assets as well as the related servicing asset amortization expense.

Computation of Gain on Sale

      Also, as a part of its re-evaluation of these transactions, the Company determined that the computation of the gains on sales of receivables in the December 2002 and July 2004 term securitization transactions did not take into account the fair value allocation of financial components methodology for recording its retained interest as prescribed by SFAS 140. The impact of the fair value allocation of financial components methodology is to reduce the gain on sale, but once the retained interest is marked to market value immediately thereafter, the impact will be to increase other comprehensive income in the balance sheet.

      As part of the restatement, the company recorded, as of the beginning of fiscal 2004, a cumulative charge of $7.8 million to retained earnings and a $4.0 million increase to beginning other comprehensive income reflecting the impact of the change in accounting for the above mentioned transactions originating in prior periods. Also, the restatement resulted in a reduction of net income of $6.0 million for fiscal 2003 and an increase of $6.1 million for fiscal 2004.

Other

      The  adjustments   described  above  had  the  cumulative  net  impact  of
decreasing our deferred tax liabilities as of December 31, 2004.

      Additionally, in performing our restatement procedures we identified that certain tax assets were incorrectly determined under SFAS 109 in periods prior to the year ended March 31, 2002. As such, the Company determined that it was necessary to increase the beginning balance of our deferred tax liabilities as of January 1, 2003 by approximately $0.8 million.

      The effects of the restatement on the company's consolidated financial statements for the years ended December 31, 2003 and 2004 are included below:

                                                                          2003                            2004
                                                                      As Previously       2003        As Previously        2004
                                                                        Reported       As Restated      Reported       As Restated
                                                                        --------       -----------      --------       -----------
Revenues:
  Sales of real estate ............................................   $     358,312   $     359,344   $     502,396   $     502,408
  Other resort and communities operations revenue .................          55,394          55,394          69,032          66,409
  Interest income .................................................          17,536          29,898          21,583          35,939
  Gain on sales of notes receivable ...............................           6,563              --           8,612          25,972
  Other income ....................................................             649             457              --              --
                                                                      -------------   -------------   -------------   -------------
                                                                            438,454         445,093         601,623         630,728
Cost and expenses:
  Cost of real estate sales .......................................         109,010         109,446         179,722         179,728
  Cost of other resort and communities operations .................          61,021          60,772          71,728          70,785
  Selling, general and administrative expenses ....................         202,968         203,808         263,663         262,424
  Interest expense ................................................          14,036          17,243          15,046          18,425
  Provision for loan losses .......................................           6,094          18,239           7,154          24,434
  Other expense ...................................................              --              --             969           1,666
                                                                      -------------   -------------   -------------   -------------

                                                                            393,129         409,508         538,282         557,462
                                                                      -------------   -------------   -------------   -------------

Income before minority interest and provision for income taxes ....          45,325          35,585          63,341          73,266
Minority interest in income of consolidated subsidiary ............           3,330           3,330           4,065           4,065
                                                                      -------------   -------------   -------------   -------------
Income before provision for income taxes ..........................          41,995          32,255          59,276          69,201
Provision for income taxes ........................................          16,168          12,418          22,821          26,642
                                                                      -------------   -------------   -------------   -------------
Net income ........................................................   $      25,827   $      19,837   $      36,455   $      42,559
                                                                      =============   =============   =============   =============

Earnings per common share:
      Basic .......................................................   $        1.05   $        0.80   $        1.39   $        1.62
                                                                      =============   =============   =============   =============
      Diluted .....................................................   $        0.94   $        0.74   $        1.23   $        1.43
                                                                      =============   =============   =============   =============

Weighted-average number of common and common equivalent shares:
    Basic .........................................................          24,671          24,671          26,251          26,251
                                                                      =============   =============   =============   =============
    Diluted .......................................................          29,263          29,263          30,677          30,677
                                                                      =============   =============   =============   =============

                                                                                     2004
                                                                                 As Previously       2004
                                                                                   Reported      As Restated
                                                                                   --------      -----------
ASSETS
Cash and cash equivalents (including restricted cash of approximately $21,423)   $     98,538    $    100,565
Contracts receivable, net ....................................................         28,085          28,085
Notes receivable, net ........................................................        121,949         152,051
Prepaid expenses .............................................................          7,810           7,810
Other assets .................................................................         22,359          19,279
Inventory, net ...............................................................        205,213         205,352
Retained interests in notes receivable sold ..................................         72,099          66,513
Property and equipment, net ..................................................         74,244          74,244
Intangible assets and goodwill ...............................................          4,512           4,512
                                                                                 ------------    ------------
      Total assets ...........................................................   $    634,809    $    658,411
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .............................................................   $     11,552    $     11,552
Accrued liabilities and other ................................................         44,351          44,323
Deferred income ..............................................................         24,235          24,235
Deferred income taxes ........................................................         58,150          56,064
Receivable-backed notes payable ..............................................         43,696          73,213
Lines-of-credit and notes payable ............................................         71,949          71,949
10.50% senior secured notes payable ..........................................        110,000         110,000
                                                                                 ------------    ------------
  Total liabilities ..........................................................        363,933         391,336

Minority interest ............................................................          6,009           6,009

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ........             --              --
Common stock, $.01 par value, 90,000 shares authorized; 32,990 and 33,193
  shares issued at December 31, 2004 and 2005, respectively ..................            330             330
Additional paid-in capital ...................................................        167,408         167,408
Treasury stock, 2,756 common shares at both December 31, 2004 and 2005, at
  cost .......................................................................        (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes ..................            832           4,805
Retained earnings ............................................................        109,182         101,408
                                                                                 ------------    ------------
   Total shareholders' equity ................................................        264,867         261,066
                                                                                 ------------    ------------
      Total liabilities and shareholders' equity .............................   $    634,809    $    658,411
                                                                                 ============    ============

3. Joint Venture

      On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar L.L.C. ("Big Cedar"), an affiliate of Bass Pro, Inc. ("Bass Pro"), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. The Joint Venture is developing, marketing and selling VOIs at The Bluegreen Wilderness Club at Big Cedar, a 312-unit, wilderness-themed resort adjacent to the Big Cedar(R) Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. During the year ended April 1, 2001, we made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. See Note 3 regarding payment of profit distributions to Big Cedar.

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

      Because the Joint Venture has a finite life (i.e., the Joint Venture can only exist through the earlier of: i) December 31, 2050; ii) the sale or disposition of all or substantially all of the assets of the Joint Venture; iii) a decision to dissolve the Joint Venture by us and Big Cedar; or iv) certain other events described in the Joint Venture agreement), the minority interest in the Joint Venture meets the definition of a mandatorily redeemable non-controlling interest as specified in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The settlement value of this mandatorily redeemable non-controlling interest at December 31, 2004 and 2005 was $6.5 million and $9.8 million respectively, based on the sale or disposition of all or substantially all of the assets of the Joint Venture as of those respective dates.

      During the years ended December 31, 2003, 2004, and 2005, the Joint Venture paid approximately $832,000, $493,000, and $565,000 respectively, to Bass Pro(R) and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's vacation ownership resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $1.0 million, $1.8 million and $2.0 million for gift certificates and hotel lodging during the year ended December 31, 2003, 2004 and 2005, respectively, in connection with the Joint Venture's marketing activities.

4. Marketing Agreement

      On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 3). Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro's national retail locations (currently consisting of 26 stores), in Bass Pro's catalogs and on its web site. We also have access to Bass Pro's customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of their marketing activities through one of the Bass Pro marketing channels described above. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation paid to Bass Pro on sales made by the Joint Venture.

      On June 16, 2000, we prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment was fully amortized from compensation earned by Bass Pro and future distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof through December 31, 2005. Additional compensation and member distributions will be paid in cash to Bass Pro or Big Cedar. During the years ended December 31, 2004 and 2005, the Joint Venture made member distributions of $5.5 million and $2.7 million, respectively, of which $2.7 million and $1.3 million, respectively, were payable to Big Cedar and used to pay down the balance of the Prepayment. As of December 31, 2004, the unamortized balance of the Prepayment, included in prepaid expenses on our consolidated balance sheets, was $2.6 million. As of December 31, 2005 the Prepayment was fully amortized.

      During the years ended  December  31,  2003,  2004,  and 2005,  we paid an
affiliates   of  Bass  Pro,   approximately   $2,000,   $85,000,   and  $89,000,
respectively, for various services.

5. Notes Receivable and Note Receivable Purchase Facilities

      The table below sets forth additional information relative to our notes receivable (in thousands).

                                          December 31, 2004   December 31, 2005
                                          -----------------   -----------------
                                            (As Restated)
Notes receivable secured by VOIs ....         $ 154,628          $ 131,058
Notes receivable secured by homesites            10,901              7,408
Other notes receivable ..............               186                186
                                              ---------          ---------
Notes receivable, gross .............           165,715            138,652
Reserve for loan losses .............           (13,664)           (10,869)
                                              ---------          ---------
Notes receivable, net ...............         $ 152,051          $ 127,783
                                              =========          =========

      The weighted-average interest rate on our notes receivable was 14.2% and 14.6% at December 31, 2004 and 2005, respectively. All of our vacation ownership loans bear interest at fixed rates. The average interest rate charged on loans secured by VOIs was 14.7% and 14.8% at December 31, 2004 and 2005, respectively. Approximately 59.7% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The average interest rate charged on loans secured by homesites was 9.2% and 10.7% at December 31, 2004 and 2005, respectively.

      Our vacation ownership loans are generally secured by property located in Tennessee, Missouri, Wisconsin, Michigan, Florida, Virginia, Pennsylvania, Aruba, and South Carolina. The majority of Bluegreen(R) Communities' notes receivable are secured by homesites in Georgia, Virginia, and Texas.

      The table below sets forth the activity in our reserve for loan losses as restated for 2003 and 2004 (in thousands).

            Reserve for loan losses at December 31, 2003   $ 22,439
            Provision for loan losses ..................     24,434
            Reserve for loan losses on sold loans ......    (21,006)
            Charge-offs ................................    (12,204)
                                                           --------
            Reserve for loan losses at December 31, 2004     13,663
            Provision for loan losses on sold loans ....     27,587
            Reserve for loan losses ....................    (22,638)
            Charge-offs ................................     (7,744)
                                                           --------
            Reserve for loan losses at December 31, 2005   $ 10,868
                                                           ========

      Installments due on our notes receivable during each of the five years subsequent to December 31, 2005, and thereafter, are set forth below (in thousands).

                      2006...............           $ 21,231
                      2007...............              9,684
                      2008...............             10,469
                      2009 ..............             10,997
                      2010 ..............             11,888
                      Thereafter.........             74,383
                                                    --------
                                Total....           $138,652
                                                    ========

Sales of Notes Receivable

Sales of notes receivable during the years ended December 31, 2004 and 2005 were as follows (in millions):

   Year Ended
December 31, 2004
  (As Restated)

                            Aggregate Principal                          Initial Fair Value
                             Balance of Notes      Purchase     Gain        of Retained
Facility                     Receivable Sold         Price   Recognized        Interest
--------                     ---------------         -----   ----------        --------
2004 Term Securitization          $172.1             $156.6     $21.1           $33.3
GE Purchase Facility                43.4               38.6       4.9             6.1
                                  ------             ------     -----           -----
Total                             $215.5             $195.2     $26.0           $39.4

Year Ended
December 31, 2005

                            Aggregate Principal                          Initial Fair Value
                             Balance of Notes      Purchase     Gain        of Retained
Facility                     Receivable Sold         Price   Recognized        Interest
--------                     ---------------         -----   ----------        --------
BB&T Purchase Facility            $211.9            $180.1      $25.0           $42.4*
2005 Term Securitization            16.7              15.1        0.2             3.0
                                  ------            ------      -----           -----
Total                             $228.6            $195.2      $25.2           $45.4


The following is a description of the facilities that were used to sell notes receivable:

2004 Term Securitization

      On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that secured receivable-backed notes payable and $19.3 million in aggregate principal of qualified vacation ownership receivables that, as permitted in the 2004 Term Securitization, were subsequently sold without recourse (except for breaches of certain representations and warranties at the time of sale) in two separate tranches on August 13, 2004 and August 24, 2004 to an owners' trust (a qualified special purpose entity) through our wholly-owned, special purpose finance subsidiary, Bluegreen Receivables Finance Corporation VIII. The proceeds from the 2004 Term Securitization were used to pay Resort Finance, LLC all amounts then outstanding under their receivable-backed notes payable facility, pay fees associated with the transaction to third-parties and deposit initial amounts in a required cash reserve account. We received net cash proceeds of $19.1 million. We also recognized an aggregate gain of $21.1 million and recorded a retained interest in the future cash flows of the notes receivable securitized of $33.3 million in connection with the 2004 Term Securitization.

2004 GE Purchase Facility

      On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "2004 GE Purchase Facility") with General Electric Capital Corporation ("GE"). The 2004 GE Purchase Facility utilized an owners' trust structure, pursuant to which we sold receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary ("BRFC VII"), and BRFC VII sold the receivables to an owners' trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2004 GE Purchase Facility. The 2004 GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the 2004 GE Purchase Facility are subject to certain conditions precedent. Under the 2004 GE Purchase Facility, a variable purchase price of approximately 89.5% of the principal balance of the receivables sold (79.5% in the case of receivables originated in Aruba), subject to adjustment under certain terms and conditions, was paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2004 GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004. We act as servicer under the 2004 GE Purchase Facility for a fee. The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. Receivables can be sold under this new 2004 GE Purchase Facility through March 2008, subject to the eligibility requirements and certain conditions precedent.

      In March 2006, we executed agreements for a new $125.0 million vacation ownership receivables facility with GE to replace the 2004 GE Purchase Facility. The terms and structure of this new facility are similar to the 2004 GE Purchase Facility, except the variable purchase price is approximately 90.0% and GE's return will equal the applicable swap rate plus 2.35%.

      The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold or securitized during the year ended December 31, 2004: Prepayment rates ranging from 17% to 13% per annum as the portfolios mature; loss severity rates ranging from 40% to 73%; default rates ranging of 10% to 1% per annum as the portfolios mature; and a discount rate of 9%.

      BB&T Purchase Facility

      On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The BB&T Purchase Facility utilized an owner's trust structure, pursuant to which we sold receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sold the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase; and, fundings under the BB&T Purchase Facility were subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, was paid at closing in cash. The balance of the purchase price was deferred until such time as BB&T had received a specified return and all servicing, custodial, agent and similar fees and expenses had been paid. The specified return is equal to the commercial paper rate or London Interbank Offered Rate ("LIBOR"), as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which was expensed over the funding period of the BB&T Purchase Facility. We acted as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility expired on December 30, 2005.

2005 Term Securitization

      On December 28, 2005, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., consummated a $203.8 million private offering and sale of vacation ownership receivable-backed securities (the "2005 Term
Securitization"). The $191.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2005 Term Securitization were previously sold to BRFC IX. The proceeds of the 2005 Term Securitization were used to pay BB&T all amounts outstanding under the BB&T Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and the escrow accounts for the Pre-funded Receivables (see below) and provide net cash proceeds of $1.1 million to us.

      In addition, the 2005 Term Securitization allowed for an additional $35.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables") that could be sold by us through March 28, 2006 to Bluegreen Receivables Finance Corporation X, our wholly-owned, special purpose finance subsidiary ("BRFC X"), which would then sell the Pre-funded Receivables to BXG Receivables Note Trust 2005-A ("2005-A"), a qualified special purpose entity, without recourse to us or BRFC X, except for breaches of certain representations and warranties at the time of sale. The proceeds of $31.8 million (at an advance rate of 90%) as payment for the Pre-funded Receivables were deposited into an escrow account by the Indenture Trustee of the 2005 Term Securitization until such receivables were actually sold by us to BRFC X. On December 29, 2005, we sold $16.7 million in Pre-funded Receivables to BRFC X and the $15.1 million purchase price was disbursed to us from the escrow account. On March 1, 2006, we sold the remaining $18.6 million in pre-funded receivables to BRFC X and the $16.7 purchase price was disbursed to us from the escrow account.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the 2005 transactions: prepayment rates ranging from 17% to 9% per annum as the portfolios mature; loss severity rate ranging from 45% to 35%; default rates ranging from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 9% to 12%.

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

                                                            Gross         Gross
                                            Amortized    Unrealized    Unrealized
December 31, 2004 (As Restated):              Cost          Gain          Loss       Fair Value
--------------------------------           -----------   -----------   -----------   -----------
2002 Term Securitization (see Note 5) ..   $    23,832   $     1,527   $        --   $    25,359
2004 Term Securitization (see Note 5) ..        29,339         5,756            --        35,095
GE Purchase Facility (see Note 5) ......         5,529           530            --         6,059
                                           -----------   -----------   -----------   -----------
          Total ........................   $    58,700   $     7,813   $        --   $    66,513
                                           ===========   ===========   ===========   ===========


                                                            Gross         Gross
                                            Amortized    Unrealized    Unrealized
December 31, 2005:                            Cost          Gain          Loss       Fair Value
------------------                         -----------   -----------   -----------   -----------
2002 Term Securitization (see Note 5) ..   $    18,491   $        --   $        --   $    18,491
2004 Term Securitization (see Note 5) ..        33,371         3,373            --        36,744
GE Purchase Facility (see Note 5) ......         6,284           500            --         6,784
2005 Term Securitization (see Note 5) ..        33,606        10,071            --        43,677
                                           -----------   -----------   -----------   -----------
          Total ........................   $    91,752   $    13,944   $        --   $   105,696
                                           ===========   ===========   ===========   ===========

      The contractual maturities of our retained interest in notes receivable sold as of December 31, 2005, based on the final maturity dates of the underlying notes receivable , range from five to ten years.

                                             Amortized
                                               Cost       Fair Value
                                            -----------   -----------
          After one year but within five    $        --   $        --
          After five years but within ten        91,752       105,696
                                            -----------   -----------
               Total ....................   $    91,752   $   105,696
                                            ===========   ===========

      The following assumptions were used to measure the fair value of the above retained interests: prepayment rates ranging from 20% to 9% per annum as the portfolios mature; loss severity rates ranging from 30% to 73%; default rates ranging from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 8% to 9%.

      The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

                                           Hypothetical Fair Value at December 31, 2005
                                           --------------------------------------------

                             Adverse                                          GE
                              Change       2002 Term        2004 Term       Purchase       2005 Term
                            Percentage   Securitization  Securitization     Facility    Securitization
                            ----------   --------------  --------------     --------    --------------
Prepayment rate:               10%           $18,230         $36,219         $6,679        $ 43,090
                               20%            17,978          35,718          6,580          42,526

Loss severity rate:            10%            18,053          35,817          6,470          42,067
                               20%            17,615          34,891          6,156          40,462

Default rate:                  10%            18,010          36,676          6,419          41,657
                               20%            17,537          34,628          6,061          39,689

Discount rate:                 10%            18,158          35,246          6,595          41,539
                               20%            17,836          35,765          6,415          39,518

      The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

                                                                Year Ended       Year Ended       Year Ended
                                                               December 31,     December 31,     December 31,
                                                               ------------     ------------     ------------
                                                                    2003             2004             2005
                                                                    ----             ----             ----
                                                               (As Restated)    (As Restated)
Proceeds from new sales of receivables .....................   $          --    $     192,580    $     198,260
Collections on previously sold receivables .................         (55,182)         (65,123)        (104,863)
Servicing fees received ....................................           2,352            2,931            4,969
Purchases of foreclosed assets .............................              --               --           (3,074)
Resales of foreclosed assets ...............................         (12,451)         (16,886)         (30,573)
Remarketing fees received ..................................           6,450            8,707           16,793
Cash received on retained interests in notes receivable sold           7,402            8,688           11,016
Cash paid to fund required reserve accounts ................          (3,939)          (3,469)          (6,445)

      Quantitative information about the portfolios of vacation ownership notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

                                                            As of                    Year Ended
                                                       December 31, 2005          December 31, 2005
                                               --------------------------------  -------------------
                                                  Total            Principal
                                                                     Amount
                                                Principal           of Loans
                                                Amount of         More than 60    Credit Losses, Net
                                                  Loans           Days Past Due      of Recoveries
                                                ----------        -------------   ------------------
      2002 Term Securitization...............   $ 70,307            $  3,070           $ 3,959
      2004 Term Securitization...............    115,997               4,290             6,303
      2004 GE Purchase Facility..............     33,184               1,126                --
      2005 Term Securitization...............    209,915               5,302                --

      The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders' equity, is net of income taxes of approximately $1.7 million, $3.0 million and $5.4 million as of December 31, 2003 , 2004 and 2005, respectively.

      During the year ended December 31, 2005, we recorded an other-than-temporary decrease of approximately $539,000 in the fair value of our retained interest associated with the 2002 Term Securitization, based on higher than projected default rates in the portfolio of receivables securitized. This charge has been netted against interest income on our consolidated statements of income.

7. Inventory

      Our net inventory holdings, summarized by division, are set forth below (in thousands).

                                         December 31, 2004    December 31, 2005
                                         -----------------    -----------------
                                           (As Restated)
    Bluegreen Resorts...................    $  126,377           $  173,338
    Bluegreen Communities...............        78,975               67,631
                                             ---------            ---------
                                            $  205,352           $  240,969
                                            ==========           ==========

      Bluegreen Resorts inventory as of December 31, 2004, consisted of land inventory of $35.2 million, $32.1 million of construction-in-progress and $59.0 million of completed vacation ownership units. Bluegreen Resorts inventory as of December 31, 2005, consisted of land inventory of $19.2 million, $54.2 million of construction-in-progress and $99.9 million of completed vacation ownership units.

      Interest capitalized during the years ended December 31, 2003, 2004, and 2005 totaled $7.2 million, $7.9 million and $10.0 million, respectively. The interest expense reflected in our consolidated statements of income is net of capitalized interest.

8. Property and Equipment

      The table below sets forth the property and equipment held by us (in thousands).

                                                                                           Useful     December 31,  December 31,
                                                                                            Life          2004          2005
                                                                                            ----          ----          ----
Office equipment, furniture and fixtures .............................................   3-14 years   $   42,229    $   50,720
Golf course land, land improvements, buildings and equipment .........................   7-39 years       28,295        32,497
Land, buildings and building improvements ............................................   3-31 years       25,370        25,902
Leasehold improvements ...............................................................   2-14 years        9,381        12,041
Aircraft .............................................................................   5 years           1,415         1,415
Vehicles and equipment ...............................................................   3-5 years           978         1,129
                                                                                                      ----------    ----------
                                                                                                         107,668       123,704
Accumulated depreciation and amortization of leasehold
   improvements ......................................................................                   (33,424)      (44,070)
                                                                                                      ----------    ----------
          Total ......................................................................                $   74,244    $   79,634
                                                                                                      ==========    ==========

9. Goodwill and Intangible Assets

      The table below sets forth our goodwill and intangible asset (in thousands).

                                                                       December 31,    December 31,
                                                                            2004            2005
                                                                            ----            ----
Intangible asset:
   Customer list acquired in connection with the acquisition of
     substantially all of the assets of TMOV ........................   $     13,654    $     13,654
   Accumulated amortization .........................................        (13,433)        (13,617)
                                                                        ------------    ------------
Net intangible asset ................................................            221              37

Goodwill ............................................................          4,291           4,291
                                                                        ------------    ------------
    Total ...........................................................   $      4,512    $      4,328
                                                                        ============    ============
Annual amortization expense relative to the intangible asset ........   $        716    $        150
                                                                        ============    ============

      We estimate that the unamortized balance of the customer list intangible asset will be amortized during 2006.

      All of our goodwill relates to our Bluegreen Resorts division. Our impairment tests during the years ended December 31, 2003, 2004, and 2005 determined that no goodwill impairment existed.

10. Receivable-Backed Notes Payable

      The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than February 15, 2015. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at the London Interbank Offered Rate ("LIBOR") plus 4.00% (8.34% at December 31, 2005). During the year ended December 31, 2005, we pledged approximately $18.8 million in aggregate principal balance of vacation ownership receivables under the GMAC Receivables Facility and received $16.9 million in cash borrowings. As of December 31, 2005, $25.4 million was outstanding under the GMAC Receivables Facility.

      The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (8.50% at December 31, 2005), payable monthly. The interest rate charged on outstanding receivable borrowings under the
Foothill Facility, as amended, is the prime lending rate plus 0.25% (7.5% at December 31, 2005) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (7.75% at December 31, 2005). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. We can borrow under the Foothill Facility through December 31, 2006. There were no borrowings under the Foothill Facility during the year ended December 31, 2005. At December 31, 2005, the outstanding principal balance under this facility was approximately $3.2 million, approximately $2.2 million of which related to Bluegreen Communities' receivables borrowings and $1.0 million of which related to Bluegreen Resorts' receivables borrowings. Outstanding indebtedness collateralized by receivables is due December 31, 2008.

      The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004, The borrowing period for vacation ownership receivables loans under the Textron Facility expired on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Receivable-backed borrowings under the Textron Facility bear interest at the prime lending rate plus 1.00% (8.25% at December 31, 2005), subject to a 6.00% minimum interest rate. During the year ended December 31, 2005, we borrowed $10.5 million collateralized by $11.6 million of vacation ownership receivables. As of December 31, 2005, $3.8 million was outstanding under the Textron Facility, all of which was receivable -backed debt.

      The Resort Finance Facility. On October 8, 2003, Resort Finance, LLC ("RFL") acquired and assumed the rights, obligations and commitments of ING Capital, LLC ("ING") as initial purchaser in an existing vacation ownership receivables purchase facility (the "RFL Facility") originally executed between ING and us in April 2002. On September 30, 2004, we executed an extension of the RFL Facility to allow for borrowings on notes receivable for a cumulative advance amount of up to $100.0 million on a revolving basis through September 29, 2005. On September 29, 2005, we executed an extension of the RFL Facility to December 29, 2005.

      The RFL Facility utilized an owner's trust structure, pursuant to which we pledged receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries ("BRFC V"), and

BRFC V pledged the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of funding. We did not enter into any guarantees in connection with the RFL Facility. Under the RFL Facility, a variable advance rate of 85.00% of the principal balance of the receivables pledged, subject to certain customary terms and conditions, was paid in cash at funding. The balance of advance was deferred until such time as RFL had received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. RFL earned a return equal to LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the RFL Facility) from October 8, 2003 through September 30, 2004, and earned a return equal to LIBOR plus 3.25% through December 29, 2005, subject to the use of alternate return rates in certain circumstances. In addition, RFL received a 0.25% annual facility fee. Notes receivable financed under the RFL Facility qualify as legal sales but were are treated as borrowings in our consolidated financial statements in compliance with SFAS No. 140.

      On December 28, 2005, in connection with the 2005 Term Securitization (See
Note 5) we paid off $15.8 million of receivable-backed notes payable and sold $17.5 million of aggregate principal balance of notes receivable previously pledged to RFL. Our ability to borrow under the RFL Facility expired on December 29, 2005.

      At December 31, 2005, $41.8 million in notes receivable secured our $35.7 million in receivable-backed notes payable.

11. Lines-of-Credit and Notes Payable

      We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (in thousands).

                                                                                    December 31,     December 31,
                                                                                      2004              2005
                                                                                      ----              ----
      Lines-of-credit secured by inventory and golf courses with a carrying value of $130.0 million at December 31, 2005. Interest rates range from
      6.25% to 7.15% at December 31, 2004 and 8.13% to 9.09% at December 31,
      2005. Maturities range from October 2007 to September 2009 ................    $50,024            $35,255

      Notes and mortgage notes secured by certain inventory, property, equipment and investments with an aggregate carrying value of $51.9 million at
      December 31, 2005. Interest rates ranging from 3.31% to 7.04% at December
      31, 2004 to 4.75% to 8.13% at December 31, 2005. Maturities range from on
      demand to June 2009 .......................................................     19,354             24,057

      Lease obligations secured by the underlying assets with an aggregate carrying value of $2.4 million at December 31, 2005. Imputed interest rates ranging from 2.84% to 10.67% at December 31, 2004 and from 3.29% to
      14.20% at December 31, 2005. Maturities range from March 2006 to October
      2010 ......................................................................      2,571              2,116
                                                                                     -------            -------
          Total..................................................................    $71,949            $61,428
                                                                                     =======            =======

      The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable and capital lease obligations for each year subsequent to December 31, 2005. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

                           2006..........               $21,459
                           2007..........                20,971
                           2008..........                11,210
                           2009..........                 7,731
                           2010..........                    57
                                                        -------
                           Total.........               $61,428
                                                        =======

      The following is a discussion of our significant credit facilities and significant new borrowings during the year ended December 31, 2005:

The GMAC AD&C Facility. In September 2003, RFC provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). In March 2006 RFL expanded the GMAC AD&C Facility to allow for a revolving facility limit of $150.0 million. The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Through February 15, 2006, indebtedness under the facility beared interest at 30-day LIBOR plus 4.75% (9.09% at December 31, 2005). As amended, the GMAC AD&C Facility will bear interest at LIBOR plus 4.50% after February 15,2006. Interest payments are due monthly. During the year ended December 31, 2005, we borrowed $33.1 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the acquisition of Carolina Grande. As of December 31, 2005, $33.4 million was outstanding under the GMAC AD&C Facility.

The RFL A&D Facility. In January 2005, we entered into a $50.0 million revolving credit facility with RFL (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. Indebtedness under the facility bears interest at 30-day LIBOR plus 3.90%, subject to a 6.90% floor (8.29% at December 31, 2005). Interest payments are due monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. In January 2005, we borrowed $9.5 million under the RFL A&D Facility in connection with the acquisition of the Daytona SeaBreeze resort in Daytona Beach Shores. As of December 31, 2005, there were no amounts outstanding under the RFL A&D Facility.

The GMAC Communities Facility. In May 2005 and again in March 2006, we amended our existing $75.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Pueblo, Colorado); and Havenwood at Hunters' Crossing (New Braunfels, Texas) (the "Texas Property"). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn on such projects through September 30, 2007. Principal payments are effected through agreed-upon release prices paid to RFC as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (8.25% at December 31, 2005). Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. In July 2005, we borrowed an additional $7.5 million under the GMAC Communities Facility in connection with the acquisition of the Texas Property. As of December 31, 2005, $1.8 million was outstanding under the

GMAC Communities Facility. In March 2006, we borrowed $27.2 million to fund the acquisition of 1,579 acres in Grayson County, Texas, and for general operating purposes.

The Wachovia Line-of-Credit. We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (6.34% at December 31, 2005). Interest is due monthly and all outstanding amounts are due on June 30, 2006. Borrowings under the line-of-credit are limited to an amount which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains covenants and conditions typical of arrangements of this type. As of December 31, 2005, no borrowings were outstanding under the line; however, an aggregate of $523,000 of irrevocable letters of credit were outstanding under this line-of-credit at December 30, 2005. These letters of credit expire on December 31, 2006. This line-of-credit is an available source of short-term liquidity.

12. Senior Secured Notes Payable

On April 1, 1998, we consummated a private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). On June 27, 2005, we used the proceeds from our junior subordinated debentures to redeem $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes became redeemable at our option, in whole or in part, in cash, on April 1, 2003 and annually thereafter, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices: 2003 -- 105.25%; 2004 -- 103.50%; 2005 -- 101.75% and 2006 and thereafter -- 100.00%. As of December
31, 2005 the Notes totaled $55 million.

      The Notes are our senior obligations and rank pari passu in right of payment with all of our existing and future senior indebtedness and rank senior in right of payment to all of our existing and future subordinated obligations. None of the assets of Bluegreen Corporation secures its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security thereon. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary Guarantors"), with the exception of the Joint Venture, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first mortgage (subject to customary exceptions) or similar instrument (each, a "Mortgage") on certain Bluegreen Communities properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2005, the Pledged Properties had an aggregate net carrying value of approximately $757,000. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

      Supplemental financial information for Bluegreen Corporation, our combined Non-Guarantor Subsidiaries and our combined Subsidiary Guarantors is presented below.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (dollars in thousands)

                                                                            December 31, 2004 (As Restated)
                                                    --------------------------------------------------------------------------------

                                                                       Combined        Combined
                                                      Bluegreen      Non-Guarantor    Subsidiary
                                                     Corporation     Subsidiaries     Guarantors     Eliminations     Consolidated
                                                     -----------     ------------     ----------     ------------     ------------
ASSETS
Cash and cash equivalents .......................   $      70,256    $      18,793   $      11,516   $          --    $     100,565

Contracts receivable, net .......................              --            1,365          26,720              --           28,085
Intercompany receivable .........................          69,977               --              --         (69,977)              --
Notes receivable, net ...........................              --           62,060          89,991              --          152,051
Other assets ....................................           2,645            6,070          22,886              --           31,601
Inventory, net ..................................              --           20,744         184,608              --          205,352
Retained interests in notes receivable sold .....              --           66,513              --              --           66,513

Investments in subsidiaries .....................         213,011               --           3,230        (216,241)              --
Property and equipment, net .....................          15,084            2,013          57,147              --           74,244
                                                    -------------    -------------   -------------   -------------    -------------
       Total assets .............................   $     370,973    $     177,558   $     396,098   $    (286,218)   $     658,411
                                                    =============    =============   =============   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Accounts payable, accrued liabilities and other   $      12,353    $      14,817   $      52,940   $          --    $      80,110

  Intercompany payable ..........................              --            6,557          63,420         (69,977)              --

  Deferred income taxes .........................         (18,683)          32,124          42,623              --           56,064

  Lines-of-credit and notes payable .............           6,237           55,658          83,267              --          145,162

  10.50% senior secured notes payable ...........         110,000               --              --              --          110,000
                                                    -------------    -------------   -------------   -------------    -------------

       Total liabilities ........................         109,907          109,156         242,250         (69,977)         391,336

  Minority interest .............................              --               --              --           6,009            6,009

  Total shareholders' equity ....................         261,066           68,402         153,848        (222,250)         261,066
                                                    -------------    -------------   -------------   -------------    -------------

       Total liabilities and shareholders' equity   $     370,973    $     177,558   $     396,098   $    (286,218)   $     658,411
                                                    =============    =============   =============   =============    =============

                                                                                  December 31, 2005
                                                    --------------------------------------------------------------------------------

                                                                       Combined        Combined
                                                      Bluegreen      Non-Guarantor    Subsidiary
                                                     Corporation     Subsidiaries     Guarantors     Eliminations     Consolidated
                                                     -----------     ------------     ----------     ------------     ------------
ASSETS
Cash and cash equivalents .......................   $      55,708    $      15,443   $      13,553   $          --    $      84,704
Contracts receivable, net .......................              --            1,801          25,672              --           27,473
Intercompany receivable .........................          92,641               --              --         (92,641)              --
Notes receivable, net ...........................              --           48,294          79,489              --          127,783
Other assets ....................................           4,028            4,666          19,290              --           27,984
Inventory, net ..................................              --           17,857         223,112              --          240,969
Retained interests in notes receivable sold .....              --          105,696              --              --          105,696
Investments in subsidiaries .....................         265,023               --           3,230        (268,253)              --
Property and equipment, net .....................          14,569            1,330          63,735              --           79,634
                                                    -------------    -------------   -------------   -------------    -------------
       Total assets .............................   $     431,969    $     195,087   $     428,081   $    (360,894)   $     694,243
                                                    =============    =============   =============   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other   $      20,214    $      68,397   $      (4,385)  $          --    $      84,226
  Intercompany payable ..........................              --          (48,757)         65,447         (92,641)              --
  Deferred income taxes .........................         (21,798)          41,824          89,364              --           75,404
  Lines-of-credit and notes payable .............           5,607           27,064          64,488              --           97,159
  10.50% senior secured notes payable ...........          55,000               --              --              --           55,000
  Junior subordinated debentures ................          59,280               --              --              --           59,280
                                                    -------------    -------------   -------------   -------------    -------------
       Total liabilities ........................         118,303           88,528         214,914         (92,641)         371,069

  Minority interest .............................              --               --              --           9,508            9,508
  Total shareholders' equity ....................         313,666          106,559         213,167        (277,761)         313,666
                                                    -------------    -------------   -------------   -------------    -------------

       Total liabilities and shareholders' equity   $     431,969    $     195,087   $     428,081   $    (360,894)   $     694,243
                                                    =============    =============   =============   =============    =============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                          Year Ended December 31, 2003 (As Restated)
                                                         --------------------------------------------------------------------------
                                                                           Combined        Combined
                                                          Bluegreen      Non-Guarantor    Subsidiary
                                                         Corporation     Subsidiaries     Guarantors    Eliminations   Consolidated
                                                         -----------     ------------     ----------    ------------   ------------
REVENUES
  Sales of real estate ...............................   $         --    $     39,489    $    319,855   $         --   $    359,344
  Other resort and communities operations revenue ....             --           7,394          48,000             --         55,394
  Management fees ....................................         38,855              --              --        (38,855)            --
  Equity income from subsidiaries ....................         19,979              --              --        (19,979)            --
  Interest income ....................................            282          20,065           9,551             --         29,898
  Gain on sales of notes receivable ..................             --              --              --             --             --
  Other income .......................................             40            (191)            608             --            457
                                                         ------------    ------------    ------------   ------------   ------------
                                                               59,156          66,757         378,014        (58,834)       445,093
COSTS AND EXPENSES
  Cost of real estate sales ..........................             --          10,274          99,172             --        109,446
  Cost of other resort and communities operations ....             --           3,963          56,809             --         60,772
  Management fees ....................................             --           1,114          37,741        (38,855)            --
  Selling, general and administrative expenses .......         29,589          21,244         152,975             --        203,808
  Interest expense ...................................          9,819           3,919           3,505             --         17,243
  Provision for loan losses ..........................             --          13,071           5,168             --         18,239
                                                         ------------    ------------    ------------   ------------   ------------
                                                               39,408          53,585         355,370        (38,855)       409,508
                                                         ------------    ------------    ------------   ------------   ------------
  Income before minority interest and (benefit)
     provision for income taxes ......................         19,748          13,172          22,644        (19,979)        35,585
  Minority interest in income of consolidated
     Subsidiary ......................................             --              --              --          3,330          3,330
                                                         ------------    ------------    ------------   ------------   ------------
  Income before provision (benefit) for income taxes .         19,748          13,172          22,644         (23,309)       32,255

  Provision (benefit) for income taxes ...............            (89)          3,789           8,718             --         12,418
                                                         ------------    ------------    ------------   ------------   ------------
  Net income .........................................   $     19,837    $      9,383    $     13,926   $    (23,309)  $     19,837
                                                         ============    ============    ============   ============   ============

                                                                         Year Ended December 31, 2004 (As Restated)
                                                         --------------------------------------------------------------------------
                                                                           Combined       Combined
                                                          Bluegreen      Non-Guarantor   Subsidiary
                                                         Corporation     Subsidiaries    Guarantors    Eliminations   Consolidated
                                                         -----------     ------------    ----------    ------------   ------------
REVENUES
  Sales of real estate ...............................   $         --    $     48,572    $    453,836   $         --    $    502,408
  Other resort and communities operations revenue ....             --           6,740          59,669             --          66,409
  Management fees ....................................         53,664              --              --        (53,664)             --
  Equity income from subsidiaries ....................         39,598              --              --        (39,598)             --
  Interest income ....................................            339          23,346          12,254             --          35,939
  Gain on sales of notes receivable ..................             --          25,972              --             --          25,972
                                                         ------------    ------------    ------------   ------------    ------------
                                                               93,601         104,630         525,759        (93,262)        630,728
COSTS AND EXPENSES
  Cost of real estate sales ..........................             --          13,702         166,026             --         179,728
  Cost of other resort and communities operations ....             --           4,574          66,211             --          70,785
  Management fees ....................................             --           1,088          52,576        (53,664)             --
  Selling, general and administrative expenses .......         40,615          22,814         198,995             --         262,424
  Interest expense ...................................          8,452           4,994           4,979             --          18,425
  Provision for loan losses ..........................             --          18,474           5,960             --          24,434
  Other expense ......................................            121           1,068             477             --           1,666
                                                         ------------    ------------    ------------   ------------    ------------
                                                               49,188          66,714         495,224        (53,664)        557,462
                                                         ------------    ------------    ------------   ------------    ------------
  Income before minority interest and provision
     for income taxes ................................         44,413          37,916          30,535        (39,598)         73,226
  Minority interest in income of consolidated
     subsidiary ......................................             --              --              --          4,065           4,065
                                                         ------------    ------------    ------------   ------------    ------------
  Income before provision for income taxes ...........         44,413          37,916          30,535        (43,663)         69,201

  Provision for income taxes .........................          1,854          13,032          11,756             --          26,642
                                                         ------------    ------------    ------------   ------------    ------------
  Net income .........................................   $     42,559    $     24,884    $     18,779   $    (43,663)   $     42,559
                                                         ============    ============    ============   ============    ============

                                                                                 Year Ended December 31, 2005
                                                         --------------------------------------------------------------------------
                                                                           Combined       Combined
                                                          Bluegreen      Non-Guarantor   Subsidiary
                                                         Corporation     Subsidiaries    Guarantors    Eliminations   Consolidated
                                                         -----------     ------------    ----------    ------------   ------------
REVENUES
  Sales of real estate ................................. $         --    $     55,007    $    495,328  $         --   $    550,335
  Other resort and communities operations revenue ......           --          13,236          60,561            --         73,797
  Management fees ......................................       58,360              --              --       (58,360)            --
  Equity income from subsidiaries ......................       52,045              --              --       (52,045)            --
  Interest income ......................................        1,379          17,294          16,125            --         34,798
  Gain on sales of notes receivable ....................           --          25,226              --            --         25,226
                                                         ------------    ------------    ------------  ------------   ------------
                                                              111,784         110,763         572,014      (110,405)       684,156
COSTS AND EXPENSES
  Cost of real estate sales ............................           --          15,955         161,845            --        177,800
  Cost of other resort and communities operations ......           --           5,056          72,261            --         77,317
  Management fees ......................................           --           1,158          57,202       (58,360)            --
  Selling, general and administrative expenses .........       61,934          27,297         211,008            --        300,239
  Interest expense .....................................        4,446           2,875           7,153            --         14,474
  Provision for loan losses ............................           --           1,416          26,171            --         27,587
  Other expense (income) ...............................        1,967           3,117           1,123            --          6,207
                                                         ------------    ------------    ------------  ------------   ------------
                                                               68,347          56,874         536,763       (58,360)       603,624
                                                         ------------    ------------    ------------  ------------   ------------
  Income before minority interest and provision
     (benefit) for income taxes ........................       43,437          53,889          35,251       (52,045)        80,532
  Minority interest in income of consolidated subsidiary           --              --              --         4,839          4,839
                                                         ------------    ------------    ------------  ------------   ------------
  Income before provision (benefit) for income
      taxes ............................................       43,437          53,889          35,251       (56,884)        75,693
  Provision (benefit) for income taxes .................       (3,114)         19,502          12,754            --         29,142
                                                         ------------    ------------    ------------  ------------   ------------
  Net income (loss) .................................... $     46,552    $     34,387    $     22,497  $    (56,884)  $     46,551
                                                         ============    ============    ============  ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            Year Ended December 31, 2003 (As Restated)
                                                                   ------------------------------------------------------------
                                                                                     Combined        Combined
                                                                    Bluegreen     Non-Guarantor     Subsidiary
                                                                   Corporation     Subsidiaries     Guarantors     Consolidated
                                                                   -----------     ------------     ----------     ------------
Operating activities:
  Net cash provided (used) by operating activities .............   $      9,928    $     (4,266)   $     33,365    $     39,027
                                                                   ------------    ------------    ------------    ------------
Investing activities:
  Cash received from retained interests in notes receivable sold             --           7,402              --           7,402
  Principal payments received on investment in note receivable .            456              --              --             456
  Business acquisition .........................................             --              --            (500)           (500)
  Purchases of property and equipment ..........................         (3,310)           (420)         (8,163)        (11,893)
  Proceeds from sales of property and equipment ................            854              --             230           1,084
                                                                   ------------    ------------    ------------    ------------
Net cash provided (used) by investing activities ...............         (2,000)          6,982          (8,433)         (3,451)
                                                                   ------------    ------------    ------------    ------------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
  notes payable ................................................          7,000           8,125          25,000          40,125
  Payments under line-of-credit facilities and notes payable ...         (7,568)         (1,384)        (41,026)        (49,978)
  Payment of debt issuance costs ...............................         (1,073)           (631)           (928)         (2,632)
  Proceeds from exercise of employee and director stock options           1,212              --              --           1,212
                                                                   ------------    ------------    ------------    ------------
Net cash (used) provided by financing activities ...............           (429)          6,110         (16,954)        (11,273)
                                                                   ------------    ------------    ------------    ------------
Net increase in cash and cash equivalents ......................          7,499           8,826           7,978          24,303

Cash and cash equivalents at beginning of year .................         22,373           4,822           7,081          34,276
                                                                   ------------    ------------    ------------    ------------

Cash and cash equivalents at end of year .......................         29,872          13,648          15,059          58,579

Restricted cash and cash equivalents at end of year ............           (173)         (7,085)        (11,830)        (19,088)
                                                                   ------------    ------------    ------------    ------------

Unrestricted cash and cash equivalents at end of year ..........   $     29,699    $      6,563    $      3,229    $     39,491
                                                                   ============    ============    ============    ============

                                                                            Year Ended December 31, 2004 (As Restated)
                                                                   ------------------------------------------------------------
                                                                                     Combined        Combined
                                                                    Bluegreen     Non-Guarantor     Subsidiary
                                                                   Corporation     Subsidiaries     Guarantors     Consolidated
                                                                   -----------     ------------     ----------     ------------
Operating activities:
  Net cash provided by operating activities ....................   $     41,212    $      6,366    $     44,178    $     91,756
                                                                   ------------    ------------    ------------    ------------
Investing activities:
  Cash received from retained interests in notes receivable sold             --           8,688              --           8,688
  Business acquisition .........................................             --              --            (825)           (825)
  Purchases of property and equipment ..........................         (5,380)           (643)        (12,386)        (18,409)
  Proceeds from sales of property and equipment ................             --              --               8               8
                                                                   ------------    ------------    ------------    ------------
Net cash provided (used) by investing activities ...............         (5,380)          8,045         (13,203)        (10,538)
                                                                   ------------    ------------    ------------    ------------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
  notes payable ................................................             --           3,179          57,478          60,657
  Payments under line-of-credit facilities and notes payable ...         (1,769)         (8,525)        (90,185)       (100,479)
  Payment of 8.25% subordinated convertible debentures .........           (273)             --              --            (273)
  Payment of debt issuance costs ...............................             --          (3,920)         (1,811)         (5,731)
  Proceeds from exercise of employee and director stock options           6,594              --              --           6,594
                                                                   ------------    ------------    ------------    ------------
Net cash (used) provided by financing activities ...............          4,552          (9,266)        (34,518)        (39,232)
                                                                   ------------    ------------    ------------    ------------
Net increase in cash and cash equivalents ......................         40,384           5,145          (3,543)         41,986
Cash and cash equivalents at beginning of year .................         29,872          13,648          15,059          58,579
                                                                   ------------    ------------    ------------    ------------

Cash and cash equivalents at end of year .......................         70,256          18,793          11,516         100,565

Restricted cash and cash equivalents at end of year ............           (173)         (9,509)        (11,741)        (21,423)
                                                                   ------------    ------------    ------------    ------------
Unrestricted cash and cash equivalents at end of year ..........   $     70,083    $      9,284    $       (225)   $     79,142
                                                                   ============    ============    ============    ============

                                                                                   Year Ended December 31, 2005
                                                                   ------------------------------------------------------------
                                                                                    Combined        Combined
                                                                    Bluegreen    Non-Guarantor     Subsidiary
                                                                   Corporation    Subsidiaries     Guarantors     Consolidated
                                                                   -----------    ------------     ----------     ------------
Operating activities:
Net cash (used) provided by operating activities ...............  $     (3,393)   $     27,668    $     31,308    $     55,583
                                                                  ------------    ------------    ------------    ------------
Investing activities:
  Cash received from retained interests in notes receivable sold            --          11,016              --          11,016
  Investment in statutory business trust .......................        (1,780)             --              --          (1,780)
  Installment payments on business acquisition .................            --              --            (675)           (675)
  Purchases of property and equipment ..........................        (5,112)           (216)        (11,396)        (16,724)
  Sales of property and equipment ..............................            --              --              22              22
                                                                  ------------    ------------    ------------    ------------
Net cash (used) provided by investing activities ...............        (6,892)         10,800         (12,049)         (8,141)
                                                                  ------------    ------------    ------------    ------------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities
     and notes payable  ........................................            --              --          26,382          26,382
  Payments under line-of-credit facilities and notes payable ...        (1,071)         (1,113)        (89,887)        (92,071)
  Redemption of 10.50% senior secured notes payable ............       (55,000)             --              --         (55,000)
  Proceeds from issuance of junior subordinated debentures .....        59,280              --              --          59,280
  Payment of debt issuance costs ...............................        (1,862)            (37)         (1,401)         (3,300)
  Proceeds from exercise of employee and director stock options          1,406              --              --           1,406
                                                                  ------------    ------------    ------------    ------------
Net cash provided (used) by financing activities ...............         2,753          (1,150)        (64,906)        (63,303)
                                                                  ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ...........        (7,532)         37,318         (45,647)        (15,861)
Cash and cash equivalents at beginning of period ...............        70,256          18,793          11,516         100,565
                                                                  ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period .....................        55,708          15,443          13,553          84,704
Restricted cash and cash equivalents at end of period ..........          (173)         (6,709)        (11,439)        (18,321)
                                                                  ------------    ------------    ------------    ------------
Unrestricted cash and cash equivalents at end of period ........  $     55,535    $      8,734    $      2,114    $     66,383
                                                                  ============    ============    ============    ============

13. Convertible Subordinated and Junior Subordinated Debentures

Convertible Subordinated Debentures

      Through November 18, 2004, $7.0 million of our 8.25% Convertible Subordinated Debentures (the "Debentures") were voluntarily converted by the holders of the Debentures at a conversion price of $8.24 per share. We called the remaining balance of $27.4 million on November 19, 2004, which resulted in the voluntary conversion of all but $273,000 of the Debentures at a conversion price of $8.24 per share. We redeemed the remaining $273,000 for cash at a price of 100% plus accrued and unpaid interest through the redemption date. The total of such conversions resulted in the issuance of 4.1 million shares of our common stock. In connection with this conversion, we wrote off approximately $414,000 of related debt issuance costs to additional paid-in capital. Accrued interest forfeited by debenture holders upon conversion of approximately $282,000 was credited to additional paid-in capital.

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

We had the following junior subordinated debentures outstanding at December 31, 2005 (dollars in thousands):

                       Outstanding
                        Amount of      Initial                  Fixed        Variable    Beginning
                         Junior         Equity                 Interest      Interest     Optional
                      Subordinated       To        Issue         Rate          Rate      Redemption     Maturity
     Trust              Debentures      Trust       Date          (1)           (2)         Date          Date
-----------------------------------------------------------------------------------------------------------------
Bluegreen
Statutory Trust I        $23,196       $  696      3/15/05       9.160%        LIBOR +     3/30/10       3/30/35
                                                                               4.90%
Bluegreen
Statutory Trust II        25,774          774       5/4/05       9.158%        LIBOR +     7/30/10       7/30/35
                                                                               4.85%
Bluegreen
Statutory Trust III       10,310          310      5/10/05       9.193%        LIBOR +     7/30/10       7/30/35
                         --------------------                                  4.85%
                         $59,280       $1,780
                         ====================

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

      Lines-of-credit, notes payable, receivable-backed notes payable and junior subordinated debentures: The amounts reported in our consolidated balance sheets approximate their fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate indebtedness was estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

      10.50% senior secured notes payable: The fair value of our 10.50% senior secured notes is based on the quoted market price in the over-the-counter bond market.

                                                      December 31, 2004            December 31, 2005
                                                  -------------------------   -------------------------
                                                   Carrying      Estimated     Carrying      Estimated
                                                    Amount      Fair Value      Amount      Fair Value
                                                  -----------   -----------   -----------   -----------
                                                 (As Restated)
Cash and cash equivalents .....................   $   100,565   $   100,565   $    84,704   $    84,704
Contracts receivable, net .....................        28,085        28,085        27,473        27,473
Notes receivable, net .........................       152,051       152,051       127,783       127,783
Retained interests in notes receivable sold ...        66,513        66,513       105,696       105,696
Lines-of-credit, notes payable, and receivable-
  backed notes payable ........................       145,162       145,162        97,159        97,159
10.50% senior secured notes payable ...........       110,000       112,200        55,000        55,000
Junior subordinated debentures ................            --            --        59,280        57,309

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

      The stock option plan covering our non-employee directors provided for the grant to our non-employee directors (the "Outside Directors") of non-qualified stock options prior to the expiration of the ability to grant additional options under this Plan in June 2003. All options granted to Outside Directors on or prior to December 31, 2002 vested ratably over a three-year period while all options granted after December 31, 2002 vested immediately upon grant. All Outside Director stock options expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances. Due to a "change in control" provision in the Outside Directors' stock option agreements, all outstanding Outside Directors options as of April 10, 2002 immediately vested when Levitt Corporation ("Levitt") (NYSE: LEV) acquired an aggregate of approximately 8.0 million shares of our outstanding common stock from certain real estate funds associated with Morgan Stanley Dean Witter and Company and Grace Brothers, Ltd. in private transactions. As a result of these purchases and the December 2003 transfer of BankAtlantic Bancorp, Inc.'s ownership interest in our common stock to Levitt in connection with its spin-off, Levitt beneficially owned approximately 31% of our outstanding common stock as of December 31, 2005.

      Subsequent to the expiration of the ability to grant options under our Outside Director stock option plan, we granted 55,000 and 141,346 stock options in 2004 and 2005, respectively, to certain Outside Directors from our employee stock option plan, which was consistent with the terms of our employee stock option plan.

      A summary of our stock option activity related to our Employee and Outside Directors Plans is presented below (in thousands, except per share data).

                                     Number of Shares   Outstanding       Exercise Price     Number of Shares
                                          Reserved         Options           Per Share          Exercisable
                                          --------         -------           ---------          -----------
Employee Stock Option Plans:
Balance at December 31, 2003 ....           3,101           2,300          $  2.26-$9.50          1,416
 Granted ........................              --              40                 $10.98
 Forfeited ......................              --             (20)                 $2.26
 Exercised ......................            (966)           (966)         $  2.26-$9.50
                                            -----           -----
Balance at December 31, 2004 ....           2,135           1,354          $ 2.29-$10.98            554
 Approval of 2005 Stock Incentive           2,000              --                     --
   Plan
 Cancellation of 1995 Plan ......            (781)             --                     --
 Granted ........................              --             809          $16.03-$18.36
 Forfeited ......................             (78)            (78)         $  3.48-$8.50
 Exercised ......................            (131)           (131)         $ 3.13-$10.98
                                            -----           -----
Balance at December 31, 2005 ....           3,145           1,954          $ 2.29-$18.36            600
                                            =====           =====
Outside Directors Plans:
Balance at December 31, 2003 ....             492             492          $  2.11-$9.31            492
 Forfeited ......................             (17)            (17)                 $3.50
 Exercised ......................            (184)           (184)         $  2.11-$9.31
                                            -----           -----
Balance at December 31, 2004 ....             291             291          $  2.11-$9.31            291
 Forfeited ......................             (81)            (81)         $  3.13-$9.31
 Exercised ......................            (145)           (145)         $  3.13-$9.31
                                            -----           -----
Balance at December 31, 2005 ....              65              65          $   2.11-9.31             65
                                            =====           =====

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2005 (grouped by range of exercise prices) were:

                                                                     Weighted-
                                                                      Average                             Weighted-
                                 Number           Number of          Remaining          Weighted-          Average
                               of Options      Vested Options    Contractual Life        Average       Exercise Price
                                (In 000's)        (In 000's)        (in years)       Exercise Price     (vested only)
                               -----------     ---------------   -----------------   --------------    ---------------
Employees Stock Option Plans:
  $2.29-$3.13................        47                37                3                 $2.76             $2.89
  $3.45-$4.88................       658                82                6                 $3.62             $4.65
  $5.84-$5.89................       115                15                8                 $5.85             $5.89
  $8.50-$10.98...............       325               325                4                 $9.56             $9.56
  $16.03-$18.36..............       809               141                9                $18.30            $18.04
                                  -----             -----
                                  1,954               600
                                  =====             =====



                                                                       Weighted-
                                                                        Average                              Weighted-
                                   Number           Number of          Remaining           Weighted-          Average
                                 of Options      Vested Options    Contractual Life         Average        Exercise Price
                                 (In 000's)       (In 000's)           (in years)        Exercise Price     (vested only)
                                ------------    ----------------   ----------------    ----------------   -----------------
Outside Directors Plans:
  $2.11......................       15                  15                 6                 $2.11             $2.11
  $3.48-$3.50................       20                  20                 7                 $3.49             $3.49
  $5.94......................       15                  15                 4                 $5.94             $5.94
  $9.31......................       15                  15                 3                 $9.31             $9.31
                                  ----                 ---
                                    65                  65
                                  ====                 ===

Common Stock Reserved For Future Issuance

      As of December 31, 2005, common stock reserved for future issuance was comprised of shares issuable (in thousands):

   Upon exercise of employee stock options....................     3,145
   Upon exercise of outside director stock options............        64
                                                                   -----
                                                                   3,209
                                                                   =====

16. Commitments and Contingencies

      At December 31, 2005, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $73.8 million. Development is estimated to be completed within the next three years and thereafter as follows: 2006 -- $35.0 million, 2007 -- $23.0 million, 2008 and beyond - $15.8 million.

      We lease certain office space and equipment under various noncancelable operating leases. Certain of these leases contain stated escalation clauses while others contain renewal options.

      Rent expense for the years ended December 31, 2003, 2004, and 2005 totaled approximately $5.5 million, $6.3 million, and $8.5 million, respectively.

      Lease commitments under these noncancelable operating leases for each of the five years subsequent to December 31, 2005, and thereafter are as follows (in thousands):

     2006..............................................       $ 8,227
     2007..............................................         7,339
     2008..............................................         5,913
     2009..............................................         4,287
     2010..............................................         3,224
     Thereafter........................................         4,623
                                                              -------
       Total future minimum lease payments.............       $33,613
                                                              =======

      We have approximately $530,000 in outstanding commitments under stand-by letters of credit with banks, primarily related to obtaining governmental approval of plats for one our Bluegreen Communities projects.

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

      On November 8, 2005, we received notice that the Tennessee Department of Revenue is considering imposing an assessment for sales, use and other miscellaneous business taxes for sales of timeshare interests in Bluegreen Vacation Club within the state of Tennessee during the periods from January 2001 through December 2004. We have been advised that the amounts that may be imposed by the State of Tennessee may be as much as $28 million; however, no formal assessment has been approved or made by the Tennessee Department of Revenue. We believe that the assessments under consideration by the Tennessee Department of Revenue are based on a preliminary, but mistaken, interpretation of the tax laws of the state of Tennessee. We will be reviewing this matter further with representatives of the Tennessee Department of Revenue, and we intend to vigorously defend against any such claims or assessments.

17.  Income Taxes

     Our provision for income taxes consists of the following (in thousands):

                       Year Ended          Year Ended          Year Ended
                    December 31, 2003   December 31, 2004   December 31, 2005
                    -----------------   -----------------   -----------------
                      (As Restated)       (As Restated)
Federal:
Current ........         $ 3,524             $ 6,378             $ 9,418
Deferred .......           8,085              16,967              15,600
                         -------             -------             -------
                          11,609              23,345              25,018
State and other:
Current ........              --               1,600               2,745
Deferred .......             809               1,697               1,379
                         -------             -------             -------
                             809               3,297               4,124
                         -------             -------             -------
Total ..........         $12,418             $26,642             $29,142
                         =======             =======             =======

      The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes are as follows (in thousands):

                                               December 31,      December 31,      December 31,
                                               ------------      ------------      ------------
                                                   2003              2004              2005
                                                   ----              ----              ----
                                               (As Restated)     (As Restated)
                                               -------------     -------------    -------------
Income tax expense at statutory rate ....         $11,609           $23,345           $25,019
Effect of state taxes, net of federal tax
 benefit ................................             809             3,297             4,123
                                                  -------           -------           -------
                                                  $12,418           $26,642           $29,142
                                                  =======           =======           =======

      Our deferred income taxes consist of the following components (in thousands):

                                                                    December 31,        December 31,
                                                                    ------------        ------------
                                                                        2004               2005
                                                                        ----               ----
                                                                   (As Restated)
Deferred federal and state tax liabilities (assets):
 Installment sales treatment of notes ......................          $113,989           $150,146
 Deferred federal and state loss carryforwards/AMT credits .           (69,615)           (89,035)
 Book over tax carrying value of retained interests in notes
    receivable sold ........................................             6,281              9,526
 Book reserves for loan losses and inventory ...............            (6,689)            (7,613)
 Tax over book depreciation ................................             7,335              6,119
 Deferred tax liabilities on unrealized gains on retained
 Interest (see Note 6) .....................................             3,008              5,368
 Other .....................................................             1,755                893
                                                                      --------           --------
Deferred income taxes ......................................          $ 56,064           $ 75,404
                                                                      ========           ========
Total deferred federal and state tax liabilities ...........          $140,348           $174,055
Total deferred federal and state tax assets ................           (84,284)           (98,651)
                                                                      --------           --------
Deferred income taxes .........................................       $ 56,064           $ 75,404
                                                                      ========           ========

We have available federal net operating loss carryforwards of $158.9 million, which expire beginning in 2021 through 2025, and alternative minimum tax credit carryforwards of $22.5 million, which never expire. Additionally, we have available state operating loss carryforwards of $307.1 million, which expire beginning in 2008 through 2025. The income tax benefits from our state operating loss carryforwards are net of a valuation allowance of $639,000.

18. Employee Retirement Savings Plan and Other Employee Matters

      Our Employee Retirement Plan is a code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with us are eligible to participate in the Plan. The Plan, as amended, provides an annual discretionary matching contribution and a fixed-rate matching contribution equal to 50% of the first 3% of a participant's contribution with an annual limit of $1,000 per participant. During the year ended December 31, 2003, we accrued approximately $361,000 for a matching contribution that we paid in February 2004 related to the Plan's year ended December 31, 2003. During the year ended December 31, 2004, we accrued approximately $554,000 for a matching contribution to be determined and paid in March 2005 related to the Plan's year ended December 31, 2004. During the year ended December 31, 2005, we accrued approximately $620,000 for a matching contribution to be determined and paid in February 2006 related to the Plan's year ended December 31, 2005.

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

     We evaluate the performance and allocate resources to each business segment based on its respective field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory is the only asset that we evaluate on a segment basis -- all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

      Required disclosures for our business segments are as follows (in thousands):

                                                                    Bluegreen        Bluegreen
                                                                     Resorts        Communities        Totals
                                                                     -------        -----------        ------
As of and for the year ended December 31, 2003 (As Restated):
Sales of real estate ........................................         $254,971         $104,373         $359,344
Other resort and communities operations revenue .............           48,915            6,479           55,394
Depreciation expense ........................................            3,661            1,726            5,387
Field operating profit ......................................           50,359           12,580           62,939
Inventory ...................................................           98,377          121,805          220,182

As of and for the year ended December 31, 2004 (As Restated):
Sales of real estate ........................................         $310,608         $191,800         $502,408
Other resort and communities operations revenue .............           59,007            7,402           66,409
Depreciation expense ........................................            5,138            1,788            6,926
Field operating profit ......................................           50,876           37,722           88,598
Inventory ...................................................          126,377           78,975          205,352

As of and for the year ended December 31, 2005
Sales of real estate ........................................         $358,240         $192,095         $550,335
Other resort and communities operations revenue .............           64,276            9,521           73,797
Depreciation expense ........................................            7,161            1,684            8,845
Field operating profit ......................................           59,578           47,227          106,805
Inventory ...................................................          173,338           67,631          240,969

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                      Year Ended       Year Ended       Year Ended
                                                     December 31,     December 31,     December 31,
                                                     ------------     ------------     ------------
                                                          2003             2004             2005
                                                          ----             ----             ----
                                                     (As Restated)    (As Restated)
Field operating profit for reportable segments .        $ 62,939         $ 88,598        $ 106,805
Interest income ................................          29,898           35,939           34,798
Gain on sales of notes receivable ..............              --           25,972           25,226
Other income (expense), net ....................             457           (1,666)          (6,207)
Corporate general and administrative expenses ..         (22,227)         (32,718)         (38,029)
Interest expense ...............................         (17,243)         (18,425)         (14,474)
Provision for loan losses ......................         (18,239)         (24,434)         (27,587)
                                                        --------         --------        ---------
Consolidated income before minority interest and
  provision for income taxes ...................        $ 35,585         $ 73,266        $  80,532
                                                        ========         ========        =========

      Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

                                                      Year Ended      Year Ended      Year Ended
                                                      December 31,    December 31,    December 31,
                                                      ------------    ------------    ------------
                                                          2003            2004            2005
                                                          ----            ----            ----
                                                     (As Restated)   (As Restated)
Depreciation expense for reportable segments ..          $5,387          $6,926         $ 8,845
Depreciation expense for corporate fixed assets           2,424           2,843           3,487
                                                         ------          ------         -------
Consolidated depreciation expense .............          $7,811          $9,769         $12,332
                                                         ======          ======         =======

      Assets for our reportable segments reconciled to our consolidated assets (in thousands):

                                             December 31,    December 31,
                                             ------------    ------------
                                                 2004            2005
                                                 ----            ----
                                            (As Restated)
Inventory for reportable segments .........    $205,352        $240,969
Assets not allocated to reportable segments     453,059         453,274
                                               --------        --------
Total assets ..............................    $658,411        $694,243
                                               ========        ========

Geographic Information

      Sales of real estate by geographic area are as follows (in thousands):

                                       Year Ended     Year Ended     Year Ended
                                       December 31,    December       December
                                       ------------    --------       --------
                                           2003           2004           2005
                                           ----           ----           ----
                                      (As Restated)  (As Restated)
United States .....................      $348,382       $491,948       $539,131
Aruba .............................        10,949         10,460         11,204
Canada ............................            13             --             --
                                         --------       --------       --------
Consolidated totals ...............      $359,344       $502,408       $550,335
                                         ========       ========       ========

      Inventory by geographic area is as follows (in thousands):

                                                   December 31,     December 31,
                                                   ------------     ------------
                                                       2004             2005
                                                       ----             ----
                                                   (As Restated)
United States ................................       $198,815         $235,340
Aruba ........................................          6,527            5,619
Canada .......................................             10               10
                                                     --------         --------
Consolidated totals ..........................       $205,352         $240,969
                                                     ========         ========

20. Quarterly Financial Information (Unaudited)

      A summary of the restated quarterly financial information for the years ended December 31, 2004 and 2005 is presented below (in thousands, except for per share information). See Note 2 for additional information about the restatement.

                                                                           Three Months Ended
                                                       ----------------------------------------------------------------
                                                         March 31,        June 30,       September 30,    December 31,
                                                           2004             2004             2004             2004
                                                       -------------    -------------    -------------    -------------
Sales of real estate (as reported) ................    $      86,191    $     128,314    $     161,898    $     125,993
Sales of real estate (as restated, see Note 2) ....           86,191          128,317          161,907          125,993
Gross profit (as reported) ........................           56,951           84,488          103,111           78,124
Gross profit (as restated, see Note 2) ............           56,951           84,489          103,116           78,124
Net income (as reported) ..........................            4,700            9,102           16,307            6,346
Net income (as restated, see Note 2) ..............            1,732            9,742           24,278            6,807

Earnings per common share (as previously reported):
     Basic ........................................    $         .19    $         .35    $         .62    $         .23
     Diluted ......................................    $         .17    $         .31    $         .54    $         .21
Earnings per common share (as restated, see Note 2):
     Basic ........................................    $         .07    $         .38    $         .94    $         .25
     Diluted ......................................    $         .07    $         .33    $         .80    $         .23


                                                                             Three Months Ended
                                                       ----------------------------------------------------------------
                                                         March 31,        June 30,       September 30,    December 31,
                                                           2005             2005             2005             2005 (1)
                                                       -------------    -------------    -------------    -------------
Sales of real estate (as reported) ................    $     104,021    $     159,208    $     166,777    $          --
Sales of real estate (as restated, see Note 2) ....          104,021          159,208          166,777          120,329
Gross profit (as reported) ........................           71,134          108,099          113,906               --
Gross profit (as restated, see Note 2) ............           71,134          108,099          113,838           79,464
Net income (as reported) ..........................            6,457           14,325           18,665               --
Net income (as restated, see Note 2) ..............            6,400           14,910           18,332            6,910

Earnings per common share (as reported):
     Basic ........................................    $         .21    $         .47    $         .61
     Diluted ......................................    $         .21    $         .46    $         .60
Earnings per common share (as restated, see Note 2):
     Basic ........................................    $         .21    $         .49    $         .60    $         .23
     Diluted ......................................    $         .20    $         .48    $         .59    $         .22

(1) Amounts for the quarter ending December 31, 2005, have not been previously reported and have been included in the "as restated" line to allow agreement with the financial statements included in this report.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation:

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, shareholders' equity and cash flow for each of the two years in the period ended December 31, 2004 have been restated due to certain misapplications of generally accepted accounting principles for sales of the Company's vacation ownership notes receivable and other related matters. In addition, the accompanying consolidated balance sheet as of December 31, 2004 was restated to increase the amount of deferred income tax liabilities related to certain tax benefits that were incorrectly determined in periods prior to 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

                                                 ERNST & YOUNG LLP
                                                 Certified Public Accountants
March 15, 2006
Miami, Florida

        Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which immediately follows this report.

GEORGE F. DONOVAN, President and Chief Executive Officer
ANTHONY M. PULEO, Senior Vice President, Chief Financial Officer and Treasurer

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Bluegreen Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Bluegreen Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation (the "Company") as of December 31, 2004, and December 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 2005 of Bluegreen Corporation and our report dated March 15, 2006 expressed an unqualified opinion thereon.

                                                  ERNST & YOUNG LLP
                                                  Certified Public Accountants
March 15, 2006
Miami, Florida

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, in anticipation of the sale of certain of our vacation ownership notes receivable, we implemented additional internal controls relating to (1) the review and evaluation of sales of vacation ownership notes receivable to determine if the proposed structures would allow for off-balance sheet treatment under SFAS No. 140 and (2) the evaluation of the appropriate initial and continuing accounting for such transactions. Specifically, in addition to using internal resources to evaluate the treatment and related accounting for securitization transactions, we also engaged a third party expert to assist management with its evaluation. As the fourth quarter securitization included a component of a previous purchase facility, a review was performed to determine if the purchase facility was appropriately treated as a sale as originally reported. Based on our review, we determined that, among other things, the relevant provisions of the previous purchase facility were arguably ambiguous and could be construed to allow the Company to substitute new notes receivable for previously sold receivables for any reason. As such, we concluded that the existence of the ambiguous provisions should have precluded notes receivable sales under the purchase facility from being accounted for as off-balance sheet sales transactions. As a result, the Company felt it was prudent to reassess all prior securitizations and vacation ownership receivables purchase facilities to determine if GAAP was applied appropriately. As a result of this review, we identified that we had originally misapplied GAAP in various purchase facilities during certain periods prior to the fourth quarter of 2005 and that there were material weaknesses in internal control over these types of transactions. As a result, we determined that we would restate our consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 (see Note 2 to the Consolidated Financial Statements) to reflect the impact of treating such transactions as on-balance sheet financings and to correct the initial gain computations and continuing accounting on those transactions that were properly treated as off-balance sheet transactions. We believe that, as of December 31, 2005, we had fully remediated the control deficiencies relating to the sale of vacation ownership notes receivable that led to the restatement of the periods prior to fourth quarter of 2005.

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

Item 9B.     OTHER INFORMATION.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders. The information concerning our executive officers required by Item 10 is contained in the discussion entitled "Executive Officers" in Item 1 of Part I hereof.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following of our Financial Statements and Notes thereto and the report of independent registered public accounting firm relating thereto, are included in Item 8.

      Consolidated Balance Sheets as of December 31, 2004 and December 31, 2005

      Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2004 and 2005.

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005.

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

                                   BLUEGREEN CORPORATION
                                       (Registrant)


Date: March 15, 2006  By: /s/ GEORGE F. DONOVAN
                         -------------------------------------------------------
                         George F. Donovan,
                         President and Chief Executive Officer


Date: March 15, 2006  By: /s/ ANTHONY M. PULEO
                         -------------------------------------------------------
                         Anthony M. Puleo,
                         Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)


Date: March 15, 2006  By: /s/ RAYMOND S. LOPEZ
                         -------------------------------------------------------
                         Raymond S. Lopez,
                         Vice President and Chief Accounting Officer
                         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2006.

             Signature                         Title
             ---------                         -----

/s/ GEORGE F. DONOVAN                President, Chief Executive Officer and
-------------------------------      Director
George F. Donovan

/s/ ANTHONY M. PULEO                 Senior Vice President, Chief Financial
-------------------------------      Officer and Treasurer
Anthony M. Puleo                     (Principal Financial Officer)

/s/ RAYMOND S. LOPEZ                 Vice President and Chief Accounting Officer
-------------------------------
Raymond S. Lopez                     (Principal Accounting Officer)

/s/ ALAN B. LEVAN                    Chairman of the Board of Directors
-------------------------------
Alan B. Levan

/s/ JOHN E. ABDO                     Vice Chairman of the Board of Directors
-------------------------------
John E. Abdo

/s/ NORMAN H. BECKER                 Director
-------------------------------
Norman H. Becker

/s/ LAWRENCE CIRILLO                 Director
-------------------------------
Lawrence Cirillo

/s/ ROBERT F. DWORS                  Director
-------------------------------
Robert F. Dwors

/s/ SCOTT W. HOLLOWAY                Director
-------------------------------
Scott W. Holloway

/s/ JOHN LAGUARDIA                   Director
-------------------------------
John Laguardia

/s/ MARK A. NERENHAUSEN              Director
-------------------------------
Mark A. Nerenhausen

/s/ J. LARRY RUTHERFORD              Director
-------------------------------
J. Larry Rutherford

/s/ ARNOLD SEVELL                    Director
-------------------------------
Arnold Sevell

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

3.1       -   Restated  Articles of  Organization,  as amended  (incorporated by reference to exhibit of same  designation to Annual Report on Form
              10-K for the year ended March 31, 1996).

3.2       -   Restated and amended  By-laws of the Registrant  (incorporated  by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2005).

4.4       -   Specimen of Common Stock Certificate (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended April 2, 2000).

4.7       -   Indenture  dated as of April 1, 1998 by and among the  Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central
              Florida,  National  Association, as trustee, for the 101/2% Senior
              Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No.
              333-50717).

4.8       -   First  Supplemental  Indenture  dated as of March 15,  1999 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 101/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form
              10-K for the fiscal year ended March 28, 1999).

4.9       -   Second Supplemental Indenture dated as of December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 101/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form
              10-K for the fiscal year ended March 31, 2002).

4.10      -   Third  Supplemental  Indenture dated as of October 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 101/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form
              10-K for the fiscal year ended March 31, 2002).

4.11      -   Fourth Supplemental Indenture dated as of December 31, 2001 to the
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank,
              Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 101/2%
              Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              December 30, 2001).

4.12      -   Fifth  Supplemental  Indenture  dated as of July  31,  2002 to the
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank,
              Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 101/2%
              Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

4.13      -   Sixth  Supplemental  Indenture  dated as of April 30,  2003 to the
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and the SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 101/2%
              Senior Secured Notes due

              2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2003).

 4.14     -   Seventh  Supplemental  Indenture  dated as of February 29, 2004 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust
              Bank, Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 101/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2004).

 10.1 Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, JPMorgan Chase Bank, National Association as
              Property Trustee, Chase Bank USA, National Association, as Delaware Trustee and the Administrative Trustees Named Herein as Administrative Trustees dated as of March 15, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2005).

 10.2 Junior Subordinated Indenture between Bluegreen Corporation and JPMorgan Chase Bank, National Association, as Trustee dated as of March 15, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31,
              2005).

 10.3 Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees Named Herein as Administrative Trustees dated as of May 4, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31,
              2005).

 10.4 Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 4, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2005).

 10.5 Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees, dated as of May 10, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

 10.6 Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company, as Trustee dated as of May 10, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

 10.7 Commitment Extension Letter to the Amended and Restated Note Purchase Agreement among Bluegreen Corporation, as Seller and Servicer, BXG Receivables Note Trust 2001-A, as Issuer, Bluegreen Receivables Finance Corporation V, as Depositor, dated as of September 2, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30,
              2005).

10.78*    -   Registrant's  1988 Amended  Outside  Director's  Stock Option Plan
              (incorporated by reference to exhibit to Registration Statement on Form S-8, File No. 33-61687).

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
              and among the Registrant and the persons named therein, relating to the 10 1/2 % Senior Secured Notes due 2008 (incorporated by reference to exhibit 10.123 to Registration Statement on Form S-4, File No. 333-50717).

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
              2004 by and between the Registrant and Wells Fargo Foothill,  Inc.
              (f/k/a Foothill Capital Corporation) (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated
              December 31, 2004).

10.146    -   Amendment  Number  Seven  to Loan  and  Security  Agreement  dated
              September 21, 2004 by and between the  Registrant  and Wells Fargo
              Foothill, Inc. (f/k/a Foothill Capital Corporation). (incorporated by reference to exhibit 10.140 to Quarterly Report on Form 10-Q dated December 31, 2000). (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31,
              2004).

10.147    -   Amendment  Number  Eight  to Loan  and  Security  Agreement  dated
              October 5, 2004 by and  between  the  Registrant  and Wells  Fargo
              Foothill, Inc. (f/k/a Foothill Capital Corporation). (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.148    -   Amendment  Number  Nine  to  Loan  and  Security  Agreement  dated
              December  23, 2004 by and between the  Registrant  and Wells Fargo
              Foothill, Inc. (f/k/a Foothill Capital Corporation). (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.149    -   Promissory   Note  dated  March  26,  2003,  by  and  between  the
              Registrant and Foothill Corporation (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated March 31,
              2003). (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.150    -   Loan Agreement dated January 10, 2005,  between Resort Finance LLC and Bluegreen Vacations Unlimited, Inc. (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated
              December 31, 2004).

10.151    -   Revolving  Promissory Note dated January 10, 2005,  between Resort
              Finance LLC and Bluegreen Vacations Unlimited, Inc. (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.152    -   Construction Mortgage,  Security Agreement and Financing Statement
              dated as of January 10, 2005,  by Bluegreen  Vacations  Unlimited,
              Inc. in favor of Resort Finance LLC. (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated
              December 31, 2004).

10.153    -   Guaranty  Agreement  dated January 10, 2005, by the  Registrant in favor of Resort Finance LLC. (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December
              31, 2004).

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
              by  and  among  the  Registrant,   certain   subsidiaries  of  the
              Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due June 30, 2006.
              (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.159    -   Fourth  Amended and Restated  Promissory  Note dated  December 31,
              2004 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, National Association, for the $15.0 million, unsecured, revolving line-of-credit due June 30, 2006.
              (Incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2004).

10.162    -   Loan  Agreement  dated  February  10,  2003,   between   Bluegreen
              Vacations  Unlimited,  Inc. and  Residential  Funding  Corporation
              (incorporated by reference to exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.163    -   Modification  Agreement (AD&C Loan Agreement)  dated September 10,
              2003, between Bluegreen Vacations Unlimited,  Inc. and Residential
              Funding Corporation (incorporated by reference to exhibit 10.164 to Annual Report on Form 10-K for the fiscal year ended December
              31, 2003)..

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

10.209 Omnibus Amendment by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation IX, as Depositor and BXG Receivables Note Trust 2004-C, as Issuer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, U.S. Bank National Association, as Indenture Trustee and Branch Banking and Trust Company, as Agent, dated as of June 30, 2005(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

10.210        Registrant's   2005  Stock  Incentive   Plan.*   (incorporated  by
              reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

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

31.2      -   Certification  of Anthony M. Puleo,  Senior Vice President,  Chief
              Financial Officer and Treasurer,  pursuant to Securities  Exchange
              Act Rules 13a-15(c) and 15d-15(c),  as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

32.1      -   Certification of George F. Donovan,  President and Chief Executive
              Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      -   Certification  of Anthony M. Puleo,  Senior Vice President,  Chief
              Financial  Officer and  Treasurer  pursuant  to 18 U.S.C.  Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Compensation plan or arrangement.