Form 10-K/A
period 2005-12-31
BLUEGREEN CORP
filed 2006-04-06
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006 to amend the disclosure in Item 9A related to "Changes in Internal Control Over Financial Reporting" for fiscal year ending December 31, 2005.

Other than the amendment of Item 9A, all other information included in the above described Form 10-K as previously filed, remains unchanged. In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, we are including currently dated certifications.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 16, 2006 or include, or otherwise modify or update the disclosure contained therein in any way other than to reflect the amendment of Item 9A.

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