Form 10-K/A
period 2005-12-31
BLUEGREEN CORP
filed 2006-04-07
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

                                EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Bluegreen Corporation (the "Company") for the year ended December 31, 2005, is filed solely to include a required signature that was inadvertently omitted from Amendment No.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which was filed with the Securities and Exchange Commission ("SEC") on April 6, 2006.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 16, 2006 or include, or otherwise modify or update the disclosure contained therein in any way.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLUEGREEN CORPORATION
                                  (Registrant)


Date: April 7, 2006         By:/S/ GEORGE F. DONOVAN
                               ----------------------------
                            George F. Donovan,
                            President and Chief Executive Officer