Form 10-Q
period 2006-03-31
BLUEGREEN CORP
filed 2006-05-10
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act). (Check one):
Large accelerated filer |_|   Accelerated filer [X]    Non-accelerated filer |_|

      Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2006, there were 30,512,651 shares of the registrant's common stock, $.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                                                             Page
                                                     PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2006...................    3

           Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2005 and 2006....    4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2006....    5

           Notes to Condensed Consolidated Financial Statements............................................    7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   18

Item 4.    Controls and Procedures.........................................................................   36

                                                     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   37

Item 1A.   Risk Factors....................................................................................   37

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....................................   37

Item 6.    Exhibits........................................................................................   37

Signatures.................................................................................................   39

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     December 31,    March 31,
                                                                                         2005          2006
                                                                                         ----          ----
                                                                                                    (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of approximately $18,321
   and $23,717 at December 31, 2005 and March 31, 2006, respectively) .............    $  84,704     $  71,776
Contracts receivable, net .........................................................       27,473        37,659
Notes receivable, net .............................................................      127,783       126,962
Prepaid expenses ..................................................................        6,500         7,540
Other assets ......................................................................       17,156        20,177
Inventory, net ....................................................................      240,969       277,738
Retained interests in notes receivable sold .......................................      105,696       104,316
Property and equipment, net .......................................................       79,634        82,872
Intangible assets and goodwill ....................................................        4,328         4,351
                                                                                       ---------     ---------
          Total assets ............................................................    $ 694,243     $ 733,391
                                                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ..................................................................    $  11,071     $  16,188
Accrued liabilities and other .....................................................       43,801        42,308
Deferred income ...................................................................       29,354        41,109
Deferred income taxes .............................................................       75,404        75,648
Receivable-backed notes payable ...................................................       35,731        30,532
Lines-of-credit and notes payable .................................................       61,428        89,444
10.50% senior secured notes payable ...............................................       55,000        55,000
Junior subordinated debentures ....................................................       59,280        59,280
                                                                                       ---------     ---------
   Total liabilities ..............................................................      371,069       409,509

Minority interest .................................................................        9,508         9,366

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued .............           --            --
Common stock, $.01 par value, 90,000 shares authorized; 33,193 and 33,268
   shares issued at December 31, 2005 and March 31, 2006, respectively ............          333           333
Additional paid-in capital ........................................................      169,684       170,143
Treasury stock, 2,756 common shares at both December 31, 2005 and
    March 31, 2006, at cost .......................................................      (12,885)      (12,885)
Accumulated other comprehensive income, net of income taxes .......................        8,575         9,429
Retained earnings .................................................................      147,959       147,496
                                                                                       ---------     ---------
     Total shareholders' equity ...................................................      313,666       314,516
                                                                                       ---------     ---------
          Total liabilities and shareholders' equity ..............................    $ 694,243     $ 733,391
                                                                                       =========     =========

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                             March 31,    March 31,
                                                                                               2005         2006
                                                                                               ----         ----
Revenues:
   Sales of real estate .................................................................    $ 104,021    $ 119,367
   Other resort and communities operations revenue ......................................       18,044       20,334
   Interest income ......................................................................        7,866        8,173
   Gain on sales of notes receivable ....................................................        4,720          505
                                                                                             ---------    ---------
                                                                                               134,651      148,379
Costs and expenses:
   Cost of real estate sales ............................................................       32,887       45,027
   Cost of other resort and communities operations ......................................       19,636       21,129
   Selling, general and administrative expenses .........................................       61,822       70,705
   Interest expense .....................................................................        3,581        3,306
   Provision for loan losses ............................................................        4,688           --
   Other expense ........................................................................          858          635
                                                                                             ---------    ---------
                                                                                               123,472      140,802
                                                                                             ---------    ---------
Income before minority interest and provision for income taxes ..........................       11,179        7,577
Minority interest in income of consolidated subsidiary ..................................          773        1,022
                                                                                             ---------    ---------
Income before provision for income taxes and change in accounting principle .............       10,406        6,555
Provision for income taxes ..............................................................        4,006        2,524
                                                                                             ---------    ---------
Income before cumulative effect of change in accounting principle .......................        6,400        4,031
Cumulative effect of change in accounting principle, net of tax .........................           --       (5,678)
Minority interest in income of cumulative effect of change in accounting principle ......           --        1,184
                                                                                             ---------    ---------

Net income (loss) .......................................................................    $   6,400    $    (463)
                                                                                             =========    =========

Income before cumulative effect of change in accounting principle per common share:
    Basic ...............................................................................    $    0.21    $    0.13
                                                                                             =========    =========
    Diluted .............................................................................    $    0.20    $    0.13
                                                                                             =========    =========

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
    Basic ...............................................................................    $      --    $   (0.15)
                                                                                             =========    =========
    Diluted .............................................................................    $      --    $   (0.14)
                                                                                             =========    =========

Net Income (loss) per common share:
    Basic ...............................................................................    $    0.21    $   (0.02)
                                                                                             =========    =========
    Diluted .............................................................................    $    0.20    $   (0.01)
                                                                                             =========    =========

Weighted average number of common and common equivalent shares:
    Basic ...............................................................................       30,316       30,513
                                                                                             =========    =========
    Diluted .............................................................................       31,294       31,179
                                                                                             =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    March 31,     March 31,
                                                                                      2005          2006
                                                                                      ----          ----
Operating activities:
   Net income (loss) ...........................................................    $   6,400     $    (463)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Cumulative effect of change in accounting principle, net ...............           --         5,678
        Non-cash stock compensation expense ....................................           --           459
        Minority interest in income of consolidated subsidiary .................          773          (162)
        Depreciation and amortization ..........................................        4,458         4,010
        Gain on sale of notes receivable .......................................       (4,720)       (7,011)
        Loss on sale of property and equipment .................................           --            75
        Provision for loan losses ..............................................        4,688        10,630
        Provision for deferred income taxes ....................................        4,006         2,524
        Interest accretion on retained interests in notes receivable sold ......       (2,008)       (2,578)
        Proceeds from sales of notes receivable ................................       38,183        36,805
        Proceeds from borrowings collateralized by notes receivable ............       10,103            --
        Payments on borrowings collateralized by notes receivable ..............      (16,417)       (5,792)
   Change in operating assets and liabilities:
      Contracts receivable .....................................................      (13,066)      (10,186)
      Notes receivable .........................................................      (31,168)      (47,464)
      Inventory ................................................................        2,219        (7,840)
      Prepaid expenses and other assets ........................................       (1,327)       (3,438)
      Accounts payable, accrued liabilities and other ..........................       10,736         4,555
                                                                                    ---------     ---------
Net cash provided by (used in) operating activities ............................       12,860       (20,198)
                                                                                    ---------     ---------
Investing activities:
   Purchases of property and equipment .........................................       (3,524)       (6,713)
   Investment in statutory business trust ......................................         (696)           --
   Cash received from retained interests in notes receivable sold ..............        1,696        10,064
                                                                                    ---------     ---------
Net cash (used in) provided by investing activities ............................       (2,524)        3,351
                                                                                    ---------     ---------
Financing activities:
   Borrowings under line-of-credit facilities and other notes payable ..........        2,219        11,169
   Payments under line-of-credit facilities and other notes payable ............      (20,822)       (6,014)
   Proceeds from issuance of junior subordinated debentures ....................       23,196            --
   Payment of debt issuance costs ..............................................       (1,204)       (1,236)
   Proceeds from exercise of stock options .....................................          648            --
                                                                                    ---------     ---------
Net cash provided by financing activities ......................................        4,037         3,919
                                                                                    ---------     ---------
Net increase (decrease) in cash and cash equivalents ...........................       14,373       (12,928)
Cash and cash equivalents at beginning of period ...............................      100,565        84,704
                                                                                    ---------     ---------
Cash and cash equivalents at end of period .....................................      114,938        71,776
Restricted cash and cash equivalents at end of period ..........................      (20,391)      (23,717)
                                                                                    ---------     ---------
Unrestricted cash and cash equivalents at end of period ........................    $  94,547     $  48,059
                                                                                    =========     =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                             March 31,   March 31,
                                                                               2005        2006
                                                                               ----        ----
Supplemental schedule of non-cash operating, investing
     and financing activities:

     Inventory acquired through financing ...............................    $ 11,710    $ 22,827
                                                                             ========    ========
     Inventory acquired through foreclosure or deedback in lieu of
        foreclosure .....................................................    $  3,076    $  1,979
                                                                             ========    ========
     Property and equipment acquired through financing ..................    $    232    $     --
                                                                             ========    ========
     Retained interests in notes receivable sold ........................    $  7,101    $  4,718
                                                                             ========    ========
     Net change in unrealized gains in retained interests in notes
          receivable sold ...............................................    $    744    $  1,388
                                                                             ========    ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K.

Organization

      We provide leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in many of our resorts entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded vacation ownership interest being held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 22 resorts located in the United States and Aruba, 20 of which have active sales offices. We also sell VOIs at seven off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the three months ended March 31, 2006, sales generated by Bluegreen Resorts comprised approximately 60% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 40% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

      Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities and have majority voting control of the Joint Venture's management committee. Additionally, we do not consolidate our wholly-owned statutory business trusts formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

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

Earnings (Loss) Per Common Share

      We compute basic  earnings  (loss) per common share by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings
(loss) per share, but also gives effect to all dilutive stock options using the treasury stock method. There were approximately 0.8 million stock options not included in diluted earnings per common share during the three months ended March 31, 2006, as the effect would be anti-dilutive. There were no anti-dilutive stock options during the three months ended March 31, 2005.

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                         Three Months Ended
                                                                       March 31,    March 31,
                                                                         2005         2006
                                                                       ----------------------
      Basic earnings per share - numerator:
          Net income (loss) .......................................    $   6,400    $    (463)
                                                                       ======================
        Diluted earnings per share - numerator:
          Net income (loss) .......................................    $   6,400    $    (463)
                                                                       ======================

      Denominator:
        Denominator for basic earnings per share -
             weighted-average shares ..............................       30,316       30,513
        Effect of dilutive securities:
             Stock options ........................................          978          666
                                                                       ----------------------
       Dilutive potential common shares ...........................          978          666
                                                                       ----------------------
       Denominator for diluted earnings per share - adjusted
             weighted-average shares ..............................       31,294       31,179
                                                                       ======================
       Basic earnings (loss) per common share .....................    $    0.21    $   (0.02)
                                                                       ======================
       Diluted earnings (loss) per common share ...................    $    0.20    $   (0.01)
                                                                       ======================

Retained Interests in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 2) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS No. 140") and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e. put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

Stock-Based Compensation

      Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, ("SFAS No. 123R") for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure. Under APB 25, no compensation expense was recorded in earnings for our stock-based options granted under the Bluegreen Corporation 1995 Stock Incentive Plan, 1998 Non-Employee Director Stock Option Plan or the Bluegreen Corporation 2005 Stock Incentive Plan (collectively, the "Plans"). The pro forma effects on net income and earnings per share for the awards issued under the Plans were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

      We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all share-based awards granted prior to January 1, 2006 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123 for proforma disclosure purposes. Compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

      We utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS No. 123 and will continue to use this model, which is an acceptable valuation approach under SFAS No. 123R. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

      SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, which was allowed under SFAS No. 123. We adjusted for this effect with respect to unvested options as of January 1, 2006 in the stock-based compensation expense recognized, which was recorded within selling, general and administrative expense on our condensed consolidated statement of operations. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption of SFAS No. 123R. In addition, SFAS No. 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

      Total compensation costs related to stock-based compensation charged against income during the three months ended March 31, 2006 was $0.4 million. There were no stock options granted to our employees or non-employee directors during the three months ended March 31, 2005 or 2006.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair-value recognition provisions of SFAS No. 123 to all of our share-based compensation awards for periods prior to the adoption of SFAS No. 123R, and the actual effect on net income (loss) and earnings (loss) per share for the period subsequent to the adoption of SFAS No. 123R (in thousands, except per share data):

                                                                                                      Three Months Ended
                                                                                               March 31, 2005   March 31, 2006
                                                                                               --------------   --------------
                                                                                                 (Proforma)
      Net income (loss), as reported ........................................................     $   6,400        $    (463)
      Add: Total stock-based compensation expense included in the determination of
            reported net income (loss), net of related tax effects ..........................            --              282

      Deduct: Total stock-based compensation expense determined under the fair
            value-based method for all awards, net of related tax effects ...................           (61)            (282)
                                                                                                  --------------------------
      Pro forma net income (loss) ...........................................................     $   6,339        $    (463)
                                                                                                  ==========================

      Earnings per share, as reported:
                                                                                                  --------------------------
         Basic ..............................................................................     $    0.21        $   (0.02)
                                                                                                  ==========================
         Diluted ............................................................................     $    0.20        $   (0.01)
                                                                                                  ==========================
       Pro forma earnings per share:
         Basic ..............................................................................     $    0.21        $   (0.02)
                                                                                                  ==========================
         Diluted ............................................................................     $    0.20        $   (0.01)
                                                                                                  ==========================

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                    Three Months Ended
                                                             March 31, 2005   March 31, 2006
                                                             --------------   --------------
      Net income (loss) ...................................     $   6,400        $    (463)
      Net unrealized gains on retained interests in
         notes receivable sold, net of income taxes .......           458              854
                                                                ---------        ---------
      Total comprehensive income ..........................     $   6,858        $     391
                                                                =========        =========

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152

      Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants ("AICPA") Statement of
Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to real estate time-sharing transactions. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending prior to January 1, 2006.

      Many sellers of timeshare interests provide incentives to customers as motivation to purchase a VOI. Under SFAS No. 152, the value of such incentives and other similarly treated items is separated from revenue from the sale of VOIs and recorded on a different line item within the statement of operations, in our case other resort and communities operations revenue. Furthermore, SFAS No. 152 requires that incentives and other similarly treated items such as cash credits earned through our Sampler program be considered in calculating the buyer's down payment toward the buyer's commitment, as defined in SFAS No. 152, in purchasing the VOI. Our Sampler Program provides purchasers with an opportunity to utilize our vacation ownership product during a one year trial period. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on the subsequent purchase. Under SFAS No. 152, the credit given is treated similarly to a sales incentive. If after considering the sales incentive the required buyer's commitment is not met, the VOI revenue and related cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. The net deferred VOI revenue and related costs are recorded as a component of deferred income in the accompanying balance sheet as of March 31, 2006. Prior to the adoption of SFAS No. 152, sales incentives were not recorded apart from VOI revenue and were not considered in applying the customer down payment toward the buyer's commitment in purchasing the VOIs.

      SFAS No. 152 also amends the relative sales value method of recording VOI cost of sales. Specifically, consideration is now given not only to the costs to build or acquire a project and the total revenue expected to be earned on a project, but also to the sales on recovered vacation ownership interests reacquired on future cancelled or defaulted sales. The cost of VOI sales is calculated by estimating these future costs and recoveries. Prior to the adoption of SFAS No. 152, we did not include the recovery of VOIs in our projected revenues in determining the related cost of the VOIs sold.

      SFAS No. 152 changes the treatment of losses on vacation ownership notes and contracts receivable and provides specific guidance on methods to estimate losses. Specifically, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries as the recoveries are to be considered in inventory costing, as described above. In addition, the standard requires a change in the classification of our provision for loan losses for vacation ownership receivables that were historically recorded as an expense, requiring that such amount be reflected as a reduction of revenue. Furthermore, if we sell our vacation ownership notes receivables in a transaction that qualifies for off-balance sheet sales treatment under SFAS No. 140, the associated allowance for loan losses related to the sold receivables is reversed and reflected as an increase to VOI sales. Prior to the adoption of SFAS No. 152, the allowance on sold receivables was recorded as a component of the gain on sale.

      Under SFAS No.152, rental operations, like our Sampler program, are accounted for as incidental operations whereby incremental costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction to the cost of any unsold VOIs. Incremental costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidy and maintenance fees. During the quarter ended March 31, 2006, all of our rental revenue and Sampler revenue was recorded as an off-set to cost of other resort and communities operations revenue as such amounts were less than the incremental cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of operations as a component of other resort and communities operations revenue and a portion of Sampler proceeds were deferred until the buyer purchased a VOI or the Sampler usage period expired.

      The adoption of SFAS No. 152 on January 1, 2006 resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

2.    Sales of Notes Receivable

      On December 28, 2005, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., consummated a $203.8 million private offering and sale of vacation ownership receivable-backed securities (the "2005 Term Securitization"). In addition, the 2005 Term Securitization allowed for us to sell an additional $35.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables"). On December 29, 2005, we sold $16.7 million in Pre-funded Receivables. On March 1, 2006, we sold the $18.6 million balance of Pre-funded Receivables. With this sale we have received the entire amount of proceeds remaining relating to the Pre-funded Receivables.

      On March 28, 2006, we sold $22.3 million in vacation ownership receivables pursuant to a new vacation ownership receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Real Estate ("GE"). Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over-collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of March 31, 2006, the remaining availability under the 2006-A GE Purchase Facility was $104.9 million, subject to eligibility requirements and fulfillment of conditions precedent.

      Sales of notes receivable under the above mentioned transactions were as follows (in millions):

                           Aggregate Principal                                  Initial Fair
                             Balance of Notes    Purchase          Gain           Value of
     Sale Facility              Receivable        Price         Recognized    Retained Interest
     -------------              ----------        -----         ----------    -----------------
2005 Term Securitization          $ 18.6          $ 16.7          $  3.6           $  3.3
GE Purchase Facility                22.3            20.1             3.4              2.6
                                  ------          ------          ------           ------
     Total                        $ 40.9          $ 36.8          $  7.0           $  5.9
                                  ======          ======          ======           ======

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the three months ended March 31, 2006: prepayment rates ranging from 9.0% to 14.0% per annum as the portfolios mature; a loss severity rate ranging from 35.0% to 71.3%; default rates ranging from 1.0% to 10.0% per annum as the portfolios mature; and a discount rate of 9.0%.

      As a result of adopting SFAS No. 152, approximately $6.5 million of the gain was recorded as an increase to VOI sales. The remaining $0.5 million of the gain has been recorded as a gain on the sales of notes receivable on the accompanying statement of operations.

3.    Lines-of-Credit and Notes Payable

      In February 2006, we increased our revolving acquisition, development and construction credit facility for Bluegreen Resorts with GMAC Residential Funding Corporation ("The GMAC AD&C Facility") from $75.0 million to $150.0 million. The borrowing period expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Indebtedness under the $150.0 million facility bears interest at 30-day LIBOR plus 4.50%.

      In February 2006, GMAC RFC extended the borrowing period to February 15, 2008 and the maturity date to February 15, 2015 on Bluegreen's existing $75.0 million revolving vacation ownership receivables credit facility ("The GMAC Receivables Facility"). This facility is used to borrow funds collateralized by our eligible vacation ownership receivables.

      In March of 2006, we borrowed $18.2 million under an existing acquisition and development credit facility with GMAC RFC ("The GMAC Communities Facility") in connection with the acquisition by Bluegreen Communities of approximately 1,580 acres of land in Grayson County, Texas, for a total purchase price of $25.9 million. In addition to the funds borrowed in connection with the land purchase, we borrowed an additional $9.0 million for general corporate purposes.

4.    Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.5% senior secured notes due April 1, 2008 (the "Notes"). On June 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. At March 31, 2006, $55.0 million of the Notes remained outstanding.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                      December 31, 2005
                                                            -----------------------------------------------------------------------

                                                                            Combined       Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation   Subsidiaries    Guarantors    Eliminations   Consolidated
                                                            -----------   ------------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents ..............................     $  55,708      $  15,443      $  13,553      $      --      $  84,704
Contracts receivable, net ..............................            --          1,801         25,672             --         27,473
Intercompany receivable ................................        92,641             --             --        (92,641)            --
Notes receivable, net ..................................            --         48,294         79,489             --        127,783
Other assets ...........................................         4,028          4,666         19,290             --         27,984
Inventory, net .........................................            --         17,857        223,112             --        240,969
Retained interests in notes receivable sold ............            --        105,696             --             --        105,696
Investments in subsidiaries ............................       265,023             --          3,230       (268,253)            --
Property and equipment, net ............................        14,569          1,330         63,735             --         79,634
                                                             ---------      ---------      ---------      ---------      ---------
       Total assets ....................................     $ 431,969      $ 195,087      $ 428,081      $(360,894)     $ 694,243
                                                             =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ......     $  20,214      $  68,397      $  (4,385)     $      --      $  84,226
  Intercompany payable .................................            --        (48,757)       141,398        (92,641)            --
  Deferred income taxes ................................       (21,798)        41,824         55,378             --         75,404
  Lines-of-credit and notes payable ....................         5,607         27,064         64,488             --         97,159
  10.50% senior secured notes payable ..................        55,000             --             --             --         55,000
  Junior subordinated debentures .......................        59,280             --             --             --         59,280
                                                             ---------      ---------      ---------      ---------      ---------
       Total liabilities ...............................       118,303         88,528        256,879        (92,641)       371,069
  Minority interest ....................................            --             --             --          9,508          9,508
  Total shareholders' equity ...........................       313,666        106,559        171,202       (277,761)       313,666
                                                             ---------      ---------      ---------      ---------      ---------
       Total liabilities and shareholders' equity ......     $ 431,969      $ 195,087      $ 428,081      $(360,894)     $ 694,243
                                                             =========      =========      =========      =========      =========

                                                                                        March 31, 2006
                                                                                          (Unaudited)
                                                            -----------------------------------------------------------------------

                                                                            Combined       Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation   Subsidiaries    Guarantors    Eliminations   Consolidated
                                                            -----------   ------------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents ..............................     $  37,776      $  14,303      $  19,697      $      --      $  71,776
Contracts receivable, net ..............................            --          2,657         35,002             --         37,659
Intercompany receivable ................................       120,430          3,003             --       (123,433)            --
Notes receivable, net ..................................            --         47,505         79,457             --        126,962
Other assets ...........................................         4,397          4,698         22,973             --         32,068
Inventory, net .........................................            --         17,505        260,233             --        277,738
Retained interests in notes receivable sold ............            --        104,316             --             --        104,316
Investments in subsidiaries ............................       261,067             --          4,583       (265,650)            --
Property and equipment, net ............................        15,970          1,235         65,667             --         82,872
                                                             ---------      ---------      ---------      ---------      ---------
       Total assets ....................................     $ 439,786      $ 195,222      $ 487,612      $(389,083)     $ 733,391
                                                             =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ......     $  26,338      $  16,729      $  56,538      $      --      $  99,605
  Intercompany payable .................................            --             --        123,433       (123,433)            --
  Deferred income taxes ................................       (20,471)        41,910         54,209             --         75,648
  Lines-of-credit and notes payable ....................         5,123         24,160         90,693             --        119,976
  10.50% senior secured notes payable ..................        55,000             --             --             --         55,000
  Junior subordinated debentures .......................        59,280             --             --             --         59,280
                                                             ---------      ---------      ---------      ---------      ---------
       Total liabilities ...............................       125,270         82,799        322,016       (123,433)       409,509
  Minority interest ....................................            --             --             --          9,366          9,366
  Total shareholders' equity ...........................       314,516        109,420        165,596       (275,016)       314,516
                                                             ---------      ---------      ---------      ---------      ---------
       Total liabilities and shareholders' equity ......     $ 439,786      $ 195,222      $ 487,612      $(389,083)     $ 733,391
                                                             =========      =========      =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Three Months Ended March 31, 2005
                                                                 -------------------------------------------------------------------

                                                                                Combined      Combined
                                                                  Bluegreen   Non-Guarantor  Subsidiary
                                                                 Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                 -----------  ------------   ----------   ------------  ------------
REVENUES
  Sales of real estate ........................................   $      --     $   9,556     $  94,465     $      --     $ 104,021
  Other resort and communities operations revenue .............          --         3,200        14,844            --        18,044
  Management fees .............................................      11,538            --            --       (11,538)           --
  Equity income from subsidiaries .............................       6,083            --            --        (6,083)           --
  Interest income .............................................         206         4,232         3,428            --         7,866
  Gain on sales of notes receivable ...........................          --         4,720            --            --         4,720
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     17,827        21,708       112,737       (17,621)      134,651
COSTS AND EXPENSES
  Cost of real estate sales ...................................          --         2,580        30,307            --        32,887
  Cost of other resort and communities operations .............          --         1,107        18,529            --        19,636
  Management fees .............................................          --           264        11,274       (11,538)           --
  Selling, general and administrative expenses ................      10,102         4,831        46,889            --        61,822
  Interest expense ............................................       1,174           910         1,497            --         3,581
  Provision for loan losses ...................................          --         4,688            --            --         4,688
  Other (income) expense ......................................         (46)          795           109            --           858
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     11,230        15,175       108,605       (11,538)      123,472
                                                                  ---------     ---------     ---------     ---------     ---------
  Income before minority interest and provision
      for income taxes ........................................       6,597         6,533         4,132        (6,083)       11,179
  Minority interest in income of consolidated subsidiary ......          --            --            --           773           773
                                                                  ---------     ---------     ---------     ---------     ---------
  Income before provision for income taxes ....................       6,597         6,533         4,132        (6,856)       10,406
  Provision for income taxes ..................................         197         2,217         1,592            --         4,006
                                                                  ---------     ---------     ---------     ---------     ---------
  Net income ..................................................   $   6,400     $   4,316     $   2,540     $  (6,856)    $   6,400
                                                                  =========     =========     =========     =========     =========

                                                                                  Three Months Ended March 31, 2006
                                                                 -------------------------------------------------------------------

                                                                                Combined      Combined
                                                                  Bluegreen   Non-Guarantor  Subsidiary
                                                                 Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                 -----------  ------------   ----------   ------------  ------------
REVENUES
  Sales of real estate ........................................   $      --     $  11,236     $ 108,131     $      --     $ 119,367
  Other resort and communities operations revenue .............          --         3,164        17,170            --        20,334
  Management fees .............................................      13,095            --            --       (13,095)           --
  Interest income .............................................         540         4,391         3,242            --         8,173
  Gain on sales of notes receivable ...........................          --           505            --            --           505
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     13,635        19,296       128,543       (13,095)      148,379
COSTS AND EXPENSES
  Cost of real estate sales ...................................          --         3,690        41,337            --        45,027
  Cost of other resort and communities operations .............          --         1,333        19,796            --        21,129
  Management fees .............................................          --           241        12,854       (13,095)           --
  Equity loss from subsidiaries ...............................       2,583            --            --        (2,583)           --
  Selling, general and administrative expenses ................       9,330         5,804        55,571            --        70,705
  Interest expense ............................................         988           770         1,548            --         3,306
  Other (income) expense ......................................        (130)          289           476            --           635
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     12,771        12,127       131,582       (15,678)      140,802
                                                                  ---------     ---------     ---------     ---------     ---------
  Income (loss) before minority interest and provision
     (benefit) for income taxes ...............................         864         7,169        (3,039)        2,583         7,577
  Minority interest in income of consolidated subsidiary ......          --            --            --         1,022         1,022
                                                                  ---------     ---------     ---------     ---------     ---------
  Income (loss) before provision (benefit) for income taxes
     and cumulative effect of change in accounting principle ..         864         7,169        (3,039)        1,561         6,555
  Provision (benefit) for income taxes ........................       1,327         2,366        (1,169)           --         2,524
                                                                  ---------     ---------     ---------     ---------     ---------
  (Loss) income before cumulative effect of change in
     accounting principle .....................................        (463)        4,803        (1,870)        1,561         4,031
   Cumulative effect of change in accounting principle,
     net of tax ...............................................          --        (1,942)       (3,736)           --        (5,678)
    Minority interest in income of cumulative effect
     of change in accounting principle ........................          --            --            --         1,184         1,184
                                                                  ---------     ---------     ---------     ---------     ---------
  Net (loss) income ...........................................   $    (463)    $   2,861     $  (5,606)    $   2,745     $    (463)
                                                                  =========     =========     =========     =========     =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended March 31, 2005
                                                                           --------------------------------------------------------
                                                                                           Combined       Combined
                                                                            Bluegreen    Non-Guarantor   Subsidiary
                                                                           Corporation   Subsidiaries    Guarantors    Consolidated
                                                                           -----------   ------------    ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ......................     $ (13,892)     $   4,532      $  22,220      $  12,860
Investing activities:
  Purchases of property and equipment .................................          (301)            14         (3,237)        (3,524)
  Investment in statutory business trust ..............................          (696)            --             --           (696)
  Cash received from retained interests in notes receivable sold ......            --          1,696             --          1,696
                                                                            ---------      ---------      ---------      ---------
Net cash (used) provided by investing activities ......................          (997)         1,710         (3,237)        (2,524)
Financing activities:
  Borrowings under line-of-credit facilities and notes payable ........            --             --          2,219          2,219
  Payments under line-of-credit facilities and notes payable ..........           (23)          (431)       (20,368)       (20,822)
  Proceeds from issuance of junior subordinated debentures ............        23,196             --             --         23,196
  Payment of debt issuance costs ......................................          (738)        (1,150)           684         (1,204)
  Proceeds from exercise of stock options .............................           648             --             --            648
                                                                            ---------      ---------      ---------      ---------
Net cash provided (used) by financing activities ......................        23,083         (1,581)       (17,465)         4,037
                                                                            ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents .............................         8,194          4,661          1,518         14,373
Cash and cash equivalents at beginning of period ......................        70,256         18,793         11,516        100,565
                                                                            ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ............................        78,450         23,454         13,034        114,938
Restricted cash and cash equivalents at end of period .................          (173)       (11,074)        (9,144)       (20,391)
                                                                            ---------      ---------      ---------      ---------
Unrestricted cash and cash equivalents at end of period ...............     $  78,277      $  12,380      $   3,890      $  94,547
                                                                            ---------      ---------      ---------      ---------

                                                                                      Three Months Ended March 31, 2006
                                                                           --------------------------------------------------------
                                                                                           Combined       Combined
                                                                            Bluegreen    Non-Guarantor   Subsidiary
                                                                           Corporation   Subsidiaries    Guarantors    Consolidated
                                                                           -----------   ------------    ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ......................     $ (14,752)     $ (10,516)     $   5,070      $ (20,198)
Investing activities:
   Purchases of property and equipment ................................        (2,672)           (28)        (4,013)        (6,713)
  Cash received from retained interests in notes receivable sold ......            --         10,064             --         10,064
                                                                            ---------      ---------      ---------      ---------
Net cash (used) provided by investing activities ......................        (2,672)        10,036         (4,013)         3,351
Financing activities:
  Borrowings under line-of-credit facilities and notes payable ........            --             --         11,169         11,169
  Payments under line-of-credit facilities and notes payable ..........          (500)            --         (5,514)        (6,014)
  Payment of debt issuance costs ......................................            (8)          (660)          (568)        (1,236)
                                                                            ---------      ---------      ---------      ---------
Net cash (used) provided by financing activities ......................          (508)          (660)         5,087          3,919
                                                                            ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ..................       (17,932)        (1,140)         6,144        (12,928)
Cash and cash equivalents at beginning of period ......................        55,708         15,443         13,553         84,704
                                                                            ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ............................        37,776         14,303         19,697         71,776
Restricted cash and cash equivalents at end of period .................          (173)       (13,248)       (10,296)       (23,717)
                                                                            ---------      ---------      ---------      ---------
Unrestricted cash and cash equivalents at end of period ...............     $  37,603      $   1,055      $   9,401      $  48,059
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

                                                                   Bluegreen    Bluegreen
                                                                    Resorts    Communities     Totals
                                                                    -------    -----------     ------
         For the three months ended March 31, 2005
         Sales of real estate .................................     $ 65,644     $ 38,377     $104,021
         Other resort and communities operations revenue ......       16,562        1,482       18,044
         Depreciation expense .................................        1,676          418        2,094
         Field operating profit ...............................       10,386        7,733       18,119

         For the three months ended March 31, 2006
         Sales of real estate .................................     $ 71,742     $ 47,625     $119,367
         Other resort and communities operations revenue ......       17,998        2,336       20,334
         Depreciation expense .................................        1,871          444        2,315
         Field operating profit ...............................        3,136        9,779       12,915

Net inventory by business segment:

                                                      December 31,    March 31,
                                                          2005          2006
                                                      ------------  ------------
         Bluegreen Resorts ........................     $ 173,338     $ 185,356
         Bluegreen Communities ....................        67,631        92,382
                                                        ---------     ---------
         Total                                          $ 240,969     $ 277,738
                                                        =========     =========

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                       Three Months Ended
                                                                March 31, 2005   March 31, 2006
                                                                --------------   --------------
         Field operating profit for reportable segments .....      $  18,119        $  12,915
         Interest income ....................................          7,866            8,173
         Gain on sales of notes receivable ..................          4,720              505
         Other expense ......................................           (858)            (635)
         Corporate general and administrative expenses ......        (10,399)         (10,075)
         Interest expense ...................................         (3,581)          (3,306)
         Provision for loan losses ..........................         (4,688)              --
                                                                   ---------        ---------
         Income before minority interest and
            provision for income taxes ......................      $  11,179        $   7,577
                                                                   =========        =========

6.    Contingencies

      In March 2006, the Tennessee Audit Division (the "Division") advised us that rather than follow through with its intention to impose a sales tax on sales of VOI's in Tennessee, it intends to seek to impose a sales tax on the use of accommodations in our Tennessee properties by our owners. The Division has not commenced its audit of these transactions and has not yet identified the years that they intend to audit. The Division's previous audits covered the period from December 1, 2001 through December 31, 2004. The Division has not formally assessed this accommodations tax yet, nor have they estimated the amount they are intending to assess. While in the past the timeshare industry has been successful in avoiding the imposition by various states of sales tax on the reservation and use of accommodations by timeshare owners, there is no assurance that such taxes will not be imposed. We intend to vigorously oppose any assessment of accommodations tax by the Division.

      Bluegreen Southwest One, L.P., ("Southwest") one of our subsidiaries, is the developer of the Mountain Lakes subdivision in Texas. One of the lakes that is an amenity in the development has not filled to the expected level. This condition has resulted in consumer complaints from property owners. We are investigating the causes for the failure of the lake to fill. We are unable to predict the results of this investigation, the potential cost to correct the condition or the consequences in the event that the condition cannot be corrected.

      Also related to the Mountain Lakes subdivision is litigation related to the development of mineral rights within the subdivision. In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Bluegreen Southwest One, L.P. total in the aggregate $25 million. The Company is still in the process of reviewing plaintiffs' allegations; however, based on the information currently available, the Company believes that the claims lack merit and intends to defend itself vigorously against them.

7.    Subsequent Events

      We have formed a statutory business trust, Business Statutory Trust IV ("BST IV") for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures.

      On April 24, 2006, BST IV issued $15.0 million of trust preferred securities. BST IV used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 10.13% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.85% until the scheduled maturity date of June 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we invested $464,000 to BST IV in exchange for its common securities, all of which are owned by us. Those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST IV's common securities are nearly identical to the trust preferred securities.

      The issuances of trust preferred securities was part of a larger pooled trust securities offerings which was not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes and debt repayment.

      In April of 2006, we purchased a 3,200 acre track of land in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. We borrowed $19.0 million under the GMAC Communities Facility for this acquisition and an additional $9.0 million for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

      o Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

      o     We depend on additional funding to finance our operations.

      o     Our  success   depends  on  our  ability  to  market  our   products
            efficiently.

      o Increased a fuel prices could affect our ability to market VOIs and residential homesite.

      o We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price.

      o Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

      o Changes in United States generally accepted accounting principles, especially those related to the sales of notes receivable and accounting for real estate time-sharing transactions, could have a material adverse impact on our results of operations.

      o We are subject to the risks of the real estate market and the risks associated with real estate development, including the risk and uncertainties relating to the cost and availability of land, labor and construction materials.

      o     We may not successfully execute our growth strategy.

      o     We may face a variety of risks when we expand our operations.

      o Claims for development-related defects could adversely affect our financial condition and operating results.

      o     We may face additional risks as we expand into new markets.

      o The limited resale market for VOIs could adversely affect our business.

      o Extensive federal, state and local laws and regulations affect the way we conduct our business. In addition, many states where some of the Resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the financing of sales, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems and some are seeking to impose taxes on the sale or use of timeshare interest. Moreover, the South Carolina Supreme Court has, through a series of cases, ruled that the closing of real estate and mortgage loan transactions in the State of South Carolina must be conducted under the supervision of an attorney licensed in that state. In March 2005, a class action lawsuit was brought in the Court of Common Pleas for the 15th Judicial Circuit in South Carolina against an unaffiliated South Carolina timeshare developer alleging, among other things, that such timeshare developer did not comply with the requirements of the South Carolina Supreme Court decisions. While that case reportedly was resolved by means of a stipulated settlement, other cases may be brought against other timeshare developers in South Carolina, including Bluegreen. If such a case were to be brought against Bluegreen and it is determined that Bluegreen is in violation of South Carolina law, Bluegreen may be subject to fines and purchasers of timeshare properties in South Carolina may have the right to rescind their respective transactions and seek the satisfaction of their related timeshare loan, all of which could have a material adverse effect on Bluegreen's results of operations and financial position.

      o Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

      o We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

      In addition to the foregoing, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. However, as a result of the required adoption of SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, ("SOP 04-2") effective January 1, 2006, we anticipate that prospectively the majority of our gross revenues and net earnings will be recognized in the quarters ending in September and December of each year, primarily due to the deferral and subsequent recognition of VOI sales revenue. (See Note 1 of the Notes to Consolidated Financial Statements for further discussion of SFAS No.
152). Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

We believe that inflation and changing prices have historically materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect construction and development costs to continue to increase for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross profit. Also, to the extent inflationary trends affect interest rates, a portion of our debt service costs may be adversely affected.

We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. Effective January 1, 2006, the provisions of SFAS No. 152 require that incentives and other similarly treated items such as customer down payment equity earned through our Sampler program be considered in calculating the required down payment. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshhold is not met, the VOI sale and related cost of sale and direct selling costs are deferred and not recognized until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. In cases where all development has not been completed, we recognize income in accordance with the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Effective January 1, 2006, the portion of these gains related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

In  addition,  we have  historically  sold  vacation  ownership  receivables  to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We currently intend to structure future warehouse purchase facilities so that sales of vacation ownership receivables through these facilities will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables sold to the warehouse purchase facilities until such receivables are subsequently included in a properly structured term securitization transaction. We expect this may impact future quarterly earnings patterns as compared to comparable prior periods.

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

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 152, which changes the rules for many aspects of timeshare accounting, including revenue recognition, inventory costing and incidental operations. (See Note 1 of the Notes to Condensed Consolidated Financial Statements for more information on SFAS No 152 and its impact on our financial statements). The adoption of SFAS No. 152 during the first quarter of 2006 had the following impact on the results of the Resort Division:

      o Reduced Resorts sales recognized by a net $6.4 million, which reflected:

                  - the net deferral of $3.2 million of VOI sales due to treatment of the purchase incentives provided buyers and the treatment of our Sampler program;

                  -     the  classification  of $2.6 million of Resorts sales to
                        Other  Resort   Operations   Revenue,   associated  with
                        providing buyers with certain purchase incentives;

                  - the classification of $6.5 million of the total $7.0 million of gain on sales of notes receivable as Resorts sales;

                  - the netting of the $10.6 million provision for loan losses against Resorts sales;

      o Contributed to higher selling, general, and administrative expenses as a percentage of sales. While SFAS No. 152 requires certain Resorts sales be deferred, it does not allow the deferral of all selling, general or administrative costs associated with those sales;

      o Decreased income before cumulative effect of change in accounting principle by $1.5 million, or $0.05 per diluted share; and,

      o Resulted in a one-time, non-cash charge reflected as the cumulative effect of change in accounting principle of $4.5 million, or $0.14 per diluted share net of income taxes and minority interest, consisting primarily of deferred Resorts sales, which are the result of providing buyers with certain purchase incentives and the treatment our Sampler program.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our condense consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our estimated development cost and future sales on recovered VOIs for the purpose of recognizing cost of sales related to VOI sales; our estimate of fair value related to stock-based compensation; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses; intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

                                                 Bluegreen                   Bluegreen
                                                  Resorts                   Communities                   Total
                                                  -------                   -----------                   -----
                                                       Percentage                  Percentage                  Percentage
                                            Amount      of Sales        Amount      of Sales        Amount      of Sales
                                            ------      --------        ------      --------        ------      --------
                                                                       (dollars in thousands)
Three Months Ended March 31,
   2005
Sales of real estate ................     $  65,644       100%        $  38,377       100%        $ 104,021       100%
Cost of real estate sales ...........       (13,195)      (20)          (19,692)      (51)          (32,887)      (32)
                                          ---------                   ---------                   ---------
Gross profit ........................        52,449        80            18,685        49            71,134        68
Other resort and communities
   operations revenues ..............        16,562        25             1,482         4            18,044        17
Cost of other resort and
   communities operations ...........       (18,099)      (28)           (1,537)       (4)          (19,636)      (19)
Selling and marketing
   expenses .........................       (36,709)      (56)           (8,037)      (21)          (44,746)      (43)
Field general and
   administrative expenses (1) ......        (3,817)       (6)           (2,860)       (7)           (6,677)       (6)
                                          ---------                   ---------                   ---------
Field Operating Profit ..............     $  10,386        16%        $   7,733        20%        $  18,119        17%
                                          =========                   =========                   =========

Three Months Ended March 31,
   2006
Sales of real estate ................     $  71,742       100%        $  47,625       100%        $ 119,367       100%
Cost of real estate sales ...........       (17,047)      (24)          (27,980)      (59)          (45,027)      (38)
                                          ---------                   ---------                   ---------
Gross profit ........................        54,695        76            19,645        41            74,340        62
Other resort and communities
   operations revenues ..............        17,998        25             2,336         5            20,334        17
Cost of other resort and
   communities operations ...........       (18,361)      (26)           (2,768)       (6)          (21,129)      (18)
Selling and marketing
   expenses .........................       (44,995)      (63)           (6,977)      (15)          (51,972)      (44)
Field general and
   administrative expenses (1) ......        (6,201)       (9)           (2,457)       (5)           (8,658)       (7)
                                          ---------                   ---------                   ---------
Field Operating Profit ..............     $   3,136         4%        $   9,779        21%        $  12,915        11%
                                          =========                   =========                   =========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $10.4 million for the three months ended March 31, 2005 and $10.1 million for the three months ended March 31, 2006. (See "Corporate General and Administrative Expenses," below, for further discussion).

Sales and Field Operations. Consolidated sales increased $15.3 million or 15% from $104.0 million during the three months ended March 31, 2005 to $119.4 million during the three months ended March 31, 2006. Excluding the impacts of adopting SFAS No. 152, consolidated sales during the three months ended March 31, 2006 would have totaled $125.8 million.

Bluegreen Resorts. As further described above and in Note 1 of the Notes to Condensed Consolidated Financial Statements, on January 1, 2006 the Company adopted the provisions of SFAS No. 152 resulting in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle in the accompanying statement of operations. In addition to the cumulative charge, the new standard changed the treatment of sales incentives provided by a seller to a buyer to consummate a sale of VOI, the calculation and presentation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. These changes resulted in the deferral of the recognition of certain VOI sales, changes in the allocation of cost of VOIs sales, as well as changes in the classification of various line items throughout the statement of operations including the classification of sales incentives from sales of real estate to other resort and communities operations revenues. During the quarter ended March 31, 2005, sales incentives were included as a component of sales of real estate. Accordingly, as a result of the adoption of SFAS No. 152, the Company's financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending prior to January 1, 2006. The table below sets forth the pro forma results of operations for Bluegreen Resorts for the three months ended March 31, 2006, excluding the impact of SFAS No. 152.

                                                                                                    Three Months Ended
                                                 Three Months Ended March 31, 2006                    March 31, 2005
                                           --------------------------------------------------    ------------------------
                                                                       Pro Forma Excluding
                                                                      Impact of SFAS No. 152
                                                                     ------------------------
                                                        Percentage                 Percentage                  Percentage
                                             Amount      of Sales       Amount      of Sales       Amount       of Sales
                                             ------      --------       ------      --------       ------       --------
Sales of real estate .................     $  71,742       100%       $  78,139       100%       $  65,644        100%
Cost of real estate sales ............       (17,047)      (24)         (17,395)      (22)         (13,195)       (20)
                                           ---------                  ---------                  ---------
Gross profit .........................        54,695        76           60,744        78           52,449         80
Other resort and communities
   operations revenues ...............        17,998        25           15,951        20           16,562         25
Cost of other resort and
   communities operations ............       (18,361)      (26)         (17,318)      (22)         (18,099)       (28)
Selling and marketing
   expenses ..........................       (44,995)      (63)         (47,408)      (61)         (36,709)       (56)
Field general and administrative
   expenses ..........................        (6,201)       (9)          (6,201)       (8)          (3,817)        (6)
                                           ---------                  ---------                  ---------
Field Operating Profit ...............     $   3,136         4%       $   5,768         7%       $  10,386         16%
                                           =========                  =========                  =========

During the three months ended March 31, 2005 and March 31, 2006, sales of VOIs contributed $65.6 million (63%) and $71.7 million (60%) of our total consolidated sales, respectively. Excluding the impact of SFAS No. 152, sales of VOIs during the three months ended March 31, 2006 contributed $78.1 million (62%) of our total consolidated sales.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                                        Three Months Ended
                                                 March 31, 2005   March 31, 2006
                                                ---------------   --------------

      Number of VOI sale transactions ........         6,689            7,681
      Average sales price per transaction ....      $ 10,124         $ 10,664
      Gross margin ...........................            80%              76%

Bluegreen Resorts' sales increased $6.1 million or 9% during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Excluding the impact of SFAS No. 152, sales increased $12.5 million or 19%. The increase was due primarily to same-resort sales increases at most of our sales offices. Same-resort sales increased by approximately $12.9 million or 20% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 59% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This, combined with a 18% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 53,000 prospects during the three months ended March 31, 2005 to approximately
62,000 prospects during the three months ended March 31, 2006 and a consistent sale-to-tour conversion ratio of 14% during these periods significantly contributed to the overall sales increase during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in the number of prospects seen by Bluegreen Resorts and the associated increase in sales was partially due to our five new sales sites opened subsequent to March 31, 2005: an offsite sales office in Atlanta, Georgia (opened in November 2005), an offsite office in Chicago, Illinois (opened in February 2006), and sales offices located at three of our new resorts, the Carolina Grande in Myrtle Beach, South Carolina (opened in March 2006), Daytona Seabreeze in Daytona Shores, Florida (opened in December 2005), and the Suites at Hershey, in Hershey, Pennsylvania (opened in June 2005). The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

Bluegreen Resorts' gross profit increased $2.2 million or 4% during the three months ended March 31, 2006 compared to the same period in March 31, 2005. Excluding the impact of SFAS No. 152, gross margin would have increased $8.3 million or 16%. However, as a percentage of sales, gross profit decreased during the first quarter of 2006 compared to the same period in 2005 due to the sale of vacation ownership interests in higher cost resorts as a result of rising construction costs partially offset by increased sales of vacation ownership interests in The Fountains resort, which has a relatively low associated product cost, and a system-wide price increase that went into effect January 1, 2006. We expect that gross margin will remain within the 75-77% range during 2006.

Other resort operations revenues increased $1.4 million or 9% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase primarily reflects the classification of sales incentives provided to buyers to consummate a sale of VOI as other resort operations revenue, partially off-set by the reclassification of rental proceeds from other resort operations revenue to cost of other resort operations. Prior to the adoption of SFAS No. 152, sales incentives were classified as a component of VOI revenue. Excluding the impact of SFAS No. 152, other resort operations would have revenue decreased $0.6 million or 4% as a result of lower sales of mini-vacation packages on behalf of third parties, as well as slightly lower fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales.

Cost of other resort operations increased $0.3 million or 1% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in the cost of other resort operations was due primarily to classification of the cost of sales incentives to cost of other resort operations as well as higher subsidies incurred relative to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate due to the increase in our VOI inventory. These increases were partially off-set by the reclassification of rental proceeds and the net proceeds of the Sampler program as a reduction to cost of other resort operations. Excluding the impact of SFAS No. 152, cost of other resort operations would have decreased $0.8 million or 4%.

Selling and marketing expenses for Bluegreen Resorts increased $8.3 million or 23% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to the increase in sales of real estate. As a percentage of sales, selling and marketing expenses increased from 56% during the three months ended March 31, 2005 to 63% during the three months ended March 31, 2006 reflecting the marketing expenses associated with the $3.2 million of revenue deferred under SFAS No. 152, a general increase in overall marketing expenses, including start-up costs related to new marketing alliances, and higher marketing expenses as a percentage of sales at our newly opened off-site sales offices. Excluding the impact of SFAS No. 152, selling and marketing expense would have increased $10.7 million or 29% as prior to the first quarter of 2006, selling and marketing expenses included the cost of sales incentives that per the provisions of SFAS No. 152, are now classified as cost of other resort operations. Excluding the impact of SFAS No. 152, selling and marketing expenses were 61% of pro forma sales. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $2.4 million or 62% during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due primarily to incremental cost of opening and operating our new sales offices.

As of December 31, 2005 and March 31, 2006, Bluegreen Resorts had no sales or field operating profit deferred under percentage-of-completion accounting. As of March 31, 2006 approximately $24.7 million and $14.2 million of sales and field operating profit, respectively, were deferred under SFAS No. 152.

Bluegreen Communities. During the three months ended March 31, 2005 and March 31, 2006, Bluegreen Communities generated $38.4 million (37%) and $47.6 million (40%) of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                       Three Months Ended
                                                 March 31, 2005   March 31, 2006
                                                 --------------   --------------

      Number of homesites sold ................          635              434
      Average sales price per homesite ........     $ 75,498         $ 70,918
      Gross margin ............................           49%              41%

Bluegreen Communities' sales increased $9.2 million or 24% during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to the recognition of approximately $4.5 million of sales previously deferred under the percentage-of-completion method of accounting during the three months ended March 31, 2006, compared to a $9.9 million deferral of sales under percentage-of-completion during the comparable prior year period. Sales in the first quarter of 2006 also benefited from a $7.0 million bulk sale of property near San Diego, California. Sales increases at certain of our existing communities and sales at communities which opened for sales after March 31, 2005 (the "New Communities") off-set sales decreases at substantially sold-out communities. The New Communities were: Saddle Creek Forest, a community located near Houston, Texas, which commenced sales in April 2005 and recognized $5.8 million of sales in the first quarter of 2006; The Settlement at Patriot Ranch, located near San Antonio, which commenced sales in August 2005, and recognized sales of $1.0 million during the first quarter of 2006; and, Havenwood at Hunter's Crossing, located near San Antonio, Texas, which was purchased in July 2005 and recognized sales of $1.3 million in the first quarter of 2006. In addition to the New Communities, we experienced sales increases at Catawba Falls (Black Mountain, NC), Mystic Shores (Canyon Lake, TX), Lake Ridge at Joe Pool Lake (Cedar Hill, TX), and Mountain Springs Ranch (Canyon Lake, TX) of $3.9 million, $2.6 million, $1.3 million, and $1.6 million, respectively. These increases were offset by the substantial sell-out of Traditions of Braselton, our golf course community in Braselton, Georgia, and Brickshire, our golf course community located in New Kent, Virginia. There were no sales at Traditions of Braselton during the three months ended March 31, 2006 as compared to $6.3 million during the three months ended March 31, 2005. Brickshire, which was substantially sold-out prior to the first quarter of 2006, had sales of $3.2 million during the three months ended March 31, 2005. Sales recognized at Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia, totaled $4.6 million during the three months ended March 31, 2006 as compared to $14.3 million during the three months ended March 31, 2005, due to the substantial sellout of two phases of the community. The estimated sellout of the last phase of Sanctuary Cove is expected by June 2006. In March 2006 we completed the purchase of an approximately 1,580-acre future golf community in Grayson County, Texas, which is located just outside of Dallas, for $25.9 million. Additionally, in April of 2006, we completed the purchase of a 3,200 acre parcel in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. We also completed the acquisition of 130 acres in April 2006 for $0.7 million to expand Saddle Creek Forest by approximately 57 homesites. Based on our assessment of current estimated retail prices and the expected number of homesites to be offered, we currently believe that these recent acquisitions will, in the aggregate, generate estimated life-of-project sales of approximately $318.2 million over an eight year period.

As noted above, certain of our properties substantially sold out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business and in new regions of the country, in order to maintain appropriate levels of properties in our portfolio.

Bluegreen Communities' gross margin decreased from 49% during the three months ended March 31, 2005 to 41% during the three months ended March 31, 2006, due substantially to the impact of the bulk sale of land near San Diego, California on a non-retail basis. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although Bluegreen Communities' gross margin has historically been between 44% and 51% of sales and is expected to return to historical levels beginning in the second quarter of 2006.

Selling and marketing expenses for Bluegreen Communities decreased $1.1 million or 13.2% for the period ended March 31, 2006 as compared to March 31, 2005. These expenditures decreased as a percentage of sales due to a lower average sales price per homesite resulting in lower commissions on homesite sales, as well as, a relatively lower commission on a bulk sale of property near San Diego, California.

Bluegreen Communities' general and administrative expenses decreased $403,000 or 14.1% during the three months ended March 31, 2006 as compared to the three months ended March, 31, 2005. This decrease in general and administrative expenses was due to the closure of five sales offices in the second half of 2005. The offices at Silver Lakes Ranch, Mountain Lakes, Quail Springs, Brickshire, and Braselton were closed as a result of the substantial sell out of these locations. As a percentage of sales, Bluegreen Communities' general and administrative expenses decreased to 5% from 8% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, respectively.

As of December 31, 2005, Bluegreen Communities had $30.7 million of sales and $12.4 million of Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2006, Bluegreen Communities had $26.2 million of sales and $10.9 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, acquisition and development, mortgage servicing, treasury and legal. Such expenses were $10.4 million and $10.1 million during the three months ended March 31, 2005 and March 31, 2006, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 10.0% and 8.4% during the three months ended March 31, 2005 and March 31, 2006, respectively.

For a discussion of field selling, general and administrative expenses, see "Sales and Field Operations" above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income earned totaled $7.9 million and $8.2 million during the three months ended March 31, 2005 and March 31, 2006, respectively.

The $300,000 or 4% increase in interest income during the three months ended March 31, 2006 was due to higher interest income earned from retained interest in notes receivable sold commensurate with the increased average balance of retained interest in notes receivable sold during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Gain on Sales of Notes Receivable. During the three months ended March 31, 2005 and March 31, 2006, we sold $44.9 million and $40.9 million of vacation ownership notes receivable, respectively. In connection with these sales, we recognized gains on sales of notes receivable of $4.7 million and $7.0 million during the three months ended March 31, 2005 and March 31, 2006, respectively. As a result of adopting SFAS No. 152, approximately $6.5 million of the gain was recorded as an adjustment of vacation ownership interest revenues during the three months ended March 31, 2006.

The amount of gain recognized on sales of notes receivable during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities that qualify for off-balance sheet (or "sales") treatment under SFAS No. 140, the amount of eligible receivables available for sale, our cash requirements, the current cost of funds and other relevant variables associated with the facility, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion as it relates to the timing and amount of receivables to sell as well as management's selection of which facility to utilize for such sale. The U.S. generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures in the future. For the foreseeable future, we intend to structure certain of our vacation ownership receivables purchase facilities, specifically those that are used to accumulate receivables pending a term securitization transaction, in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. Accordingly, no gains will be recognized on the sales of receivables to such facilities until the receivables are included in an appropriately structured term securitization transaction. This accounting treatment is expected to increase the volatility of our quarterly earnings prospectively, but is not anticipated to materially impact annual earnings.

Interest Expense. Interest expense was $3.6 million and $3.3 million during the three months ended March 31, 2005 and March 31, 2006, respectively. The $300,000 or 8% decrease during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was primarily as a result of lower average debt outstanding and more interest being capitalized due to increased construction activity.

Provision for Loan Losses. During the three months ended March 31, 2005, we recorded a provision for loan loss of $4.7 million. This provision was based on the Company's estimate of the expected performance of our vacation ownership notes receivable generated during the first quarter of 2005, reduced by the value of the underlying inventory that will be recovered upon default. Effective January 1, 2006, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries and further requires that the provision for loan losses for vacation ownership receivables be reflected as a reduction of revenue. Accordingly, during the three months ended March 31, 2006, we recorded the loan loss provision on vacation ownership notes receivable of $10.6 million as a reduction to revenue from sales of real estate.

The allowance for loan losses by division as of December 31, 2005 and March 31, 2006 was as follows:

                                                  Bluegreen       Bluegreen
                                                   Resorts       Communities        Other           Total
                                                   -------       -----------        -----           -----
                                                                   (dollars in thousands)
      December 31, 2005:
      Notes receivable ......................     $ 131,058       $   7,408       $     186       $ 138,652
      Allowance for loan losses .............       (10,466)           (217)           (186)        (10,869)
                                                  ---------       ---------       ---------       ---------
      Notes receivable, net .................     $ 120,592       $   7,191       $      --       $ 127,783
                                                  =========       =========       =========       =========
      Allowance as a % of gross notes
        receivable ..........................             8%              3%            100%              8%
                                                  =========       =========       =========       =========

      March 31, 2006:
      Notes receivable ......................     $ 129,117       $   7,699       $     186       $ 137,002
      Allowance for loan losses .............        (9,652)           (202)           (186)        (10,040)
                                                  ---------       ---------       ---------       ---------
      Notes receivable, net .................     $ 119,465       $   7,497       $      --       $ 126,962
                                                  =========       =========       =========       =========
      Allowance as a % of gross notes
        receivable ..........................             7%              3%            100%              7%
                                                  =========       =========       =========       =========

The allowance for loan loss for Bluegreen Resorts decreased as a percentage of the notes receivable balance at March 31, 2006 compared to December 31, 2005 as we did not provide an allowance for loan losses on receivables for which the related sale has been deferred under SFAS No. 152.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $773,000 and $1.0 million during the three months ended March 31, 2005 and March 31, 2006, respectively.

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152. The adoption of SFAS No. 152 on January 1, 2006 resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle primarily consists of the deferral of VOI sales and related costs for sales that were previously recognized but did not meet the required down payment threshhold at January 1, 2006, due to sales incentives provided to buyers and the treatment of our Sampler program, and the related tax benefit, net of the cumulative effect of change in accounting principle charge related to the minority interest in the Subsidiary.

Summary. Based on the factors discussed above, our net income before the cumulative effect of change in accounting principle was $6.4 million and $4.0 million during the three months ended March 31, 2005 and March 31, 2006, respectively. Our net income was $6.4 million for the three months ended March 31, 2005 and was a net loss of $463,000 for the three months ended March 31, 2006.

Changes in Financial Condition

The following table summarizes our cash flows for the three months ended March 31, 2005 and March 31, 2006 (in thousands):

                                                                           Three months ended
                                                                    March 31, 2005    March 31, 2006
                                                                    --------------    --------------
      Cash flows provided by (used in) operating activities .....      $ 12,860          $(20,198)
      Cash flows (used in) provided by investing activities .....        (2,524)            3,351
      Cash flows provided by financing activities ...............         4,037             3,919
                                                                       --------          --------
      Net increase (decrease) in cash ...........................      $ 14,373          $(12,928)
                                                                       ========          ========

Cash Flows From Operating Activities. Cash flows provided by operating activities decreased $33.1 million or 257% from an inflow of $12.9 million during the three months ended March 31, 2005 to an outflow of $20.2 million during the three months ended March 31, 2006 as compared to. The decrease in cash flows provided by operating activities during the three months ended March 31, 2006 compared to the same period the prior year was primarily driven by higher development spending and an increase in notes receivable due to increased VOI sales. Also contributing to the decrease in cash flows from operations was lower proceeds from the sale of and borrowings collateralized by notes receivable during the three months ended March 31, 2006 compared to the prior period.

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

Cash Flows From Investing Activities. Cash flows used in investing activities increased $5.9 million or 236% from an outflow of $2.5 million during the three months ended March 31, 2005 to an inflow of $3.4 million during the three months ended March 31, 2006, respectively. This increase was due primarily to higher amounts of cash received from our retained interests in notes receivable sold partially off-set by higher cash expenditures for property and equipment during the three months ended March 31, 2006 as compared to the three months ended March 31, 2006.

Cash Flows From Financing Activities. Cash flows provided by financing activities decreased $118,000 or 3% from cash inflows of $4.0 million during the three months ended March 31, 2005 to cash inflows of $3.9 million during the three months ended March 31, 2006. This decrease was due primarily to the $23.2 million of cash received in connection with our issuance of the junior subordinated debentures during the three months ended March 31, 2005, partially offset by higher payments and lower borrowings on our lines-of-credit and note payable during the three months ended March 31, 2005 as compared to the three months ended March 31, 2006.

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

Our level of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions; (ii) our leveraged position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

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

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2006. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2006. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation  Ownership   Receivables   Purchase   Facilities  -  Off-Balance  Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the three months ended March 31, 2006, approximated 71% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The GE Purchase Facility. In March 2006, we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Capital Corporation ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, will act as servicer under the GE Purchase Facility for a fee.

The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy or similar proceedings; (v) the amount of any advance under the GE Purchase
Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach
(a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.9 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club representing unsold real estate timeshare inventory falling below approximately 930.7 million; (xiii) our ceasing to conduct the vacation ownership business or to originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE;
(xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million for a period which ends in March 2008. On March 28, 2006, the Company sold $22.3 million in vacation ownership receivables under the GE Purchase Facility. As of March 31, 2006, the remaining availability under the 2006-A GE Purchase Facility was $104.9 million, subject to eligibility requirements and fulfillment of conditions precedent.

The New BB&T Purchase Facility. We are currently documenting a new, two-year $150 million vacation ownership receivables purchase facility with BB&T. There can be no assurances that this new facility will be obtained on favorable terms or at all. We anticipate accounting for sales of receivables under this facility, if obtained, as on-balance sheet borrowings pursuant to SFAS No. 140. This facility would be used to accumulate receivables in anticipation of future term securitization transactions.

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

The GE Purchase Facility discussed above is the only ongoing receivables purchase facility under which we currently have the ability to sell receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities or will be in a position to replace the GE Purchase Facility when this facility is fully funded or expires. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, each securitization facility provides that upon certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to the Purchase Facility and prior similar facilities during the periods presented (in thousands):

                                                                                December 31,2005   March 31, 2006
                                                                                ----------------   --------------
      On Balance Sheet:
      Retained interests in notes receivable sold ............................     $ 105,696         $ 104,316

      Off Balance Sheet:
      Notes receivable sold without recourse .................................       429,403           438,899
      Principal balance owed to note receivable purchasers ...................       396,679           408,991

                                                                                        Three Months Ended
                                                                                 March 31, 2005    March 31, 2006
                                                                                 --------------    --------------
                                                                                 (As Restated)
      Income Statement:
      Gain on sales of notes receivable ......................................     $   4,720         $     505
      Interest accretion on retained interests in notes receivable sold ......         2,008             2,578
      Servicing fee income ...................................................         1,191             1,645

Credit Facilities for Bluegreen's Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of March 31, 2006 (see further discussion below):

                           Outstanding         Borrowings
                           Borrowings          During the         Advance Period
                             as of            Period Ended          Expiration;          Borrowing        Borrowing        Current
   Credit Facility       March 31, 2006      March 31, 2006     Borrowing Maturity         Limit            Rate            Rate
----------------------------------------------------------------------------------------------------------------------------------
The GMAC                  $22.4 million            --           February 15, 2008;          $75.0          30-day           8.83%
Receivables Facility                                            February 15, 2015          million         LIBOR +
                                                                                                            4.00%

The GMAC AD&C             $40.2 million       $6.8 million      February 15, 2008;         $150.0          30-day           9.288
Facility                                                        August 15, 2013            million         LIBOR +
                                                                                                            4.50%

The RFL A&D                     --                 --           January 10, 2007;           $50.0          30-day           8.73%
Facility                                                        January 10, 2008           million         LIBOR +
                                                                                                         3.90% (Min.
                                                                                                           6.90%)

The Foothill Facility      $2.7 million            --           December 31, 2006;          $30.0          Prime +          8.00%
                                                                December 31, 2008          million       0.25% (Min.          to
                                                                                                           4.00%);          9.00%
                                                                                                             to
                                                                                                           Prime +
                                                                                                            1.25%

The GMAC                  $24.3 million          $27.2          September 30, 2008;         $75.0          Prime +          8.75%
Communities                                     million         September 30, 2009         million          1.00%
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than February 15, 2015. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at 30-day LIBOR plus 4.00% (8.83% at March 31, 2006). Interest payments are due monthly. During the period ended March 31, 2006, we did not pledge any vacation ownership receivables under the GMAC Receivables Facility. As of March 31, 2006, $22.4 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts, which was increased to $150.0 million in February 2006 (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility bears interest at 30-day LIBOR plus 4.50%, as amended in February 2006. Interest payments are due monthly. During the period ended March 31, 2006, we borrowed $6.8 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the Carolina Grande. As of March 31, 2006, $40.2 million was outstanding under the GMAC AD&C Facility.

The RFL A&D Facility. In January 2005, we entered into a $50.0 million revolving credit facility with Resort Finance, LLC ("RFL") (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. Indebtedness under the facility bears interest at 30-day LIBOR plus 3.90%, subject to a 6.90% floor (8.73% at March 31, 2006). Interest payments are due monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. There were no outstanding amounts due under this facility as of March 31, 2006.

The Foothill Facility. Under an existing $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, we can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. For further details on this facility, see "Credit Facilities for Bluegreen Communities' Receivables and Inventories" below.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.0% at March 31,
2006). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.0% at March 31, 2006) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.25% at March 31, 2006). All principal and interest payments received on pledged receivables are applied to principal and interest due under the

Foothill Facility. Borrowings under the Foothill Facility are available through December 31, 2006. Outstanding indebtedness collateralized by receivables is due December 31, 2008. At March 31, 2006, the outstanding principal balance under the facility was $2.7 million, approximately $1.9 million of which relate to Bluegreen Communities' receivables borrowings and approximately $800,000 of which relate to Bluegreen Resorts' receivables borrowings under the Foothill Facility.

The GMAC Communities Facility. In May 2005 and again in March 2006, we amended our existing $75.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Pueblo, Colorado); and Havenwood at Hunters' Crossing (New Braunfels, Texas); an as yet unnamed community purchased in Grayson County, Texas (the "Grayson County Community"); and an as yet unnamed community purchased in New Braunfels, Texas (the "New Braunfels Community"). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn in conjunction with these projects through September 30, 2008. Principal payments are effected through agreed-upon release prices paid to Residential Funding Corporation ("RFC"), as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (8.75% at March 31, 2006). Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. In July 2005, we borrowed $7.5 million under the GMAC Communities Facility in connection with the acquisition of Havenwood at Hunters Crossing and an additional $9.0 million in April 2005 for general corporate purposes. As of March 31, 2006, $24.3 million was outstanding under the GMAC Communities Facility. In March 2006, we borrowed $18.2 million under the GMAC Communities Facility for the acquisition of a new property in Grayson County, Texas and an additional $9.0 million for general corporate purposes. In April of 2006, we borrowed $19.0 million for the purchase of a 3,200 acre track of land in New Braunfels, Texas, and $9.0 million for general corporate purposes.

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

We had the following junior subordinated debentures outstanding at March 31, 2006 (dollars in thousands):

                        Outstanding
                         Amount of       Initial                                              Beginning
                           Junior        Equity                    Fixed         Variable      Optional
                        Subordinated       To          Issue      Interest       Interest     Redemption     Maturity
Trust                    Debentures       Trust        Date        Rate(1)        Rate(2)        Date          Date
---------------------------------------------------------------------------------------------------------------------
Bluegreen                                                                         LIBOR +
Statutory Trust I         $ 23,196       $   696      3/15/05       9.160%         4.90%        3/30/10      3/30/35

Bluegreen
Statutory Trust II                                                                LIBOR +
                            25,774           774       5/4/05       9.158%         4.85%        7/30/10      7/30/35

Bluegreen
Statutory Trust III                                                               LIBOR +
                            10,310           310      5/10/05       9.193%         4.85%        7/30/10      7/30/35
                          --------       -------
                          $ 59,280       $ 1,780
                          ========       =======

(1) Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2) Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

On April 24, 2006, another of our wholly-owned statutory business trusts, BST IV, issued $15.0 million of trust preferred securities. BST IV used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 10.13% through June 30, 2011 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of June 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST IV in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST IV's common securities are nearly identical to the trust preferred securities

The issuances of trust preferred securities were part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. Proceeds will be used for general corporate purposes and debt repayment.

We currently intend to seek to create similar trusts and to participate in other pooled trust preferred securities transactions in the future as a source of additional financing, subject to market conditions and other considerations.

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank; N.A. Amounts borrowed under the line bear interest at LIBOR plus 2.00% (6.83% at March 31, 2006). Interest is due monthly and all outstanding amounts are due on June 30, 2006. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2006, no borrowings were outstanding under the line. However, an aggregate of $530,000 of irrevocable letters of credit were provided under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2006. This line-of-credit is an available source of short-term liquidity for us, although we have not drawn any borrowings under this facility recently.

Commitments

Our material commitments as of March 31, 2006 included the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of March 31, 2006, by period due (in thousands):

                                                                     Payments Due by Period
                                                  -------------------------------------------------------------

                                                  Less than      1 -- 3       4 -- 5      After 5
        Contractual Obligations                    1 year        Years        Years        Years        Total
      ----------------------------                ---------    ---------    ---------    ---------    ---------
      Receivable-backed notes payable ........    $      21    $   8,160    $      --    $  22,351    $  30,532
      Lines-of-credit and notes payable ......       22,752       34,815       31,877           --       89,444
      10.5% senior secured notes .............           --       55,000           --           --       55,000
      Junior subordinated debentures .........           --           --           --       59,280       59,280
      Noncancelable operating leases .........        7,616       13,353        8,356        5,142       34,467
                                                  ---------    ---------    ---------    ---------    ---------
      Total contractual obligations ..........    $  30,389    $ 111,328    $  40,233    $  86,773    $ 268,723
                                                  =========    =========    =========    =========    =========

                                                                     Payments Due by Period
                                                  -------------------------------------------------------------

                                                  Less than      1 -- 3       4 -- 5      After 5
        Interest Obligations (1)                   1 year        Years        Years        Years        Total
      ----------------------------                ---------    ---------    ---------    ---------    ---------
      Receivable-backed notes payable ........    $   2,634    $   4,956    $   3,947    $   4,770    $  16,307
      Lines-of-credit and notes payable ......        7,719       10,934        1,569           --       20,222
      10.5% senior secured notes .............        5,775        8,662           --           --       14,437
      Junior subordinated debentures .........        5,433       10,866       10,866      131,493      158,658
                                                  ---------    ---------    ---------    ---------    ---------
      Total contractual obligations ..........    $  21,561    $  35,418    $  16,382    $ 136,263    $ 209,624
                                                  =========    =========    =========    =========    =========

(1) Interest on variable rate debt has assumed the weighted average interest rate remains the same as the rate at March 31, 2006.

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

As noted above, we have $530,000 in letters-of-credit outstanding at March 31, 2006, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire December 31, 2006, were required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $17.6 million as of March 31, 2006. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $52.3 million as of March 31, 2006. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facility and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to, however, expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Item 4. Controls and Procedures.

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      b)    There has been no  change in our  internal  control  over  financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Bluegreen Southwest One, L.P. total in the aggregate $25 million. The Company is still in the process of reviewing plaintiffs' allegations; however, based on the information currently available, the Company believes that the claims lack merit and intends to defend itself vigorously against them.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2006, there were 694,500 shares remaining for purchase under our current repurchase program, however we have no present intention of acquiring these remaining shares.

Item 6. Exhibits.

      Exhibits:

      10.61 Amended and Restated Trust Agreement among Bluegreen Corporation as depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee and various Administrative Trustees, dated April 24, 2006 (Bluegreen Statutory Trust IV).

      10.62 Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of April 24, 2006.

      10.82 Mandatory Distribution Amendment to Registrants' Retirement Savings Plan dated as March 28, 2005.

      10.160 Third Amendment to Loan Agreement and Other Loan Documents, dated October 21, 2005 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P., Catawba Falls, LLC, and RFC Construction Funding Corp., as successor in interest to and assignee of Residential Funding Corporation.

      10.175 Third Modification Agreement (AD&C Loan Agreement) dated February 15th, 2006, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation.

      10.176 Third Modification Agreement (Receivables Loan and Security Agreement dated February 15th, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation.

      10.180      BXG   Receivables   Owner  Trust  2006-A   Definition   Annex,
                  Definitions and Interpretations, dated as of March 13, 2006.

      10.181 Trust Agreement by and among Bluegreen Receivables Corporation XI, GSS Holdings, Inc. and Wilmington Trust Company, dated as of March 13, 2006.

      10.182 Indenture between BXG Receivables Owner Trust 2006-A and U.S. Bank National Association, dated as of March 13, 2006.

      10.183 Sale and Servicing Agreement among BXG Receivables Owner Trust 2006-A, Bluegreen Receivables Finance Corporation XI, the Trust Depositor, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation dated March 13, 2006.

      10.184 Sale and Contribution Agreement among the Registrant and Bluegreen Receivables Finance Corporation XI, dated March 13, 2006.

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

                                           BLUEGREEN CORPORATION
                                               (Registrant)

Date:  May 10, 2006                   By:  /S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer

Date:  May 10, 2006                   By:  /S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

Date:  May 10, 2006                   By:  /S/ RAYMOND S. LOPEZ
                                           -------------------------------------
                                           Raymond S. Lopez
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)