Form 10-Q
period 2006-06-30
BLUEGREEN CORP
filed 2006-08-09
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

Commission File Number:                         0-19292


                                     [LOGO]

                              Bluegreen Corporation

             (Exact name of registrant as specified in its charter)

            Massachusetts                               03-0300793
 ----------------------------------       -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

4960 Conference Way North, Suite 100,
         Boca Raton, Florida                              33431
 -----------------------------------      -----------------------------------
        (Address of principal                           (Zip Code)
          executive offices)

                                 (561) 912-8000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         [X] Yes [ ] No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act). (Check one):
Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

      Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 4, 2006, there were 30,548,385 shares of the registrant's common stock, $.01 par value, outstanding.

                                             BLUEGREEN CORPORATION
                                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                                                  Page
           Condensed Consolidated Balance Sheets at December 31, 2005 and June 30, 2006...................    3

           Condensed Consolidated Statements of Income - Three months ended June 30, 2005 and 2006........    4

           Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and 2006..........    5

           Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2006......    6

           Notes to Condensed Consolidated Financial Statements...........................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........   22

Item 4.    Controls and Procedures........................................................................   42

                                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................   43

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................   43

Item 4.    Submission of Matters to a Vote of Security Holders............................................   43

Item 6.    Exhibits.......................................................................................   44

Signatures................................................................................................   45

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," and "Bluegreen Vacation Club(R)" "Colorful Places To Live And Play(R), and the "Bluegreen logo(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM) at Big Cedar(R)," "The Lodge Alley Inn(TM)," "Carolina Grande(TM)" "Harbour Lights(TM)," "SeaGlass Tower(TM)" "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM),"
"Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Havenwood at Hunter's Crossing(TM), "Vintage Oaks at the Vineyard(TM), "The Bridges at Preston Crossing(TM): "Saddle Creek Forest(TM)," "The Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," and "Preserve at Jordan Lake(TM)" are trademarks or service marks of Bluegreen Corporation in the United States.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     December 31,     June 30,
                                                                                         2005           2006
                                                                                     ------------   ------------
ASSETS                                                                                              (Unaudited)
Cash and cash equivalents (including restricted cash of approximately $18,321
   and $26,818 at December 31, 2005 and June 30, 2006, respectively) .............   $     84,704   $     70,637
Contracts receivable, net ........................................................         27,473         40,654
Notes receivable (net of allowance of approximately $10,869 and $17,518 at
   December 31, 2005 and June 30, 2006, respectively) ............................        127,783        173,231
Prepaid expenses .................................................................          6,500         11,109
Other assets .....................................................................         17,156         24,236
Inventory, net ...................................................................        240,969        331,826
Retained interests in notes receivable sold ......................................        105,696        100,395
Property and equipment, net ......................................................         79,634         90,479
Intangible assets and goodwill ...................................................          4,328          4,326
                                                                                     ------------   ------------
          Total assets ...........................................................   $    694,243   $    846,893
                                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .................................................................   $     11,071   $     17,566
Accrued liabilities and other ....................................................         43,801         47,139
Deferred income ..................................................................         29,354         45,091
Deferred income taxes ............................................................         75,404         78,482
Receivable-backed notes payable ..................................................         35,731         56,637
Lines-of-credit and notes payable ................................................         61,428        141,528
10.50% senior secured notes payable ..............................................         55,000         55,000
Junior subordinated debentures ...................................................         59,280         74,744
                                                                                     ------------   ------------
   Total liabilities .............................................................        371,069        516,187

Minority interest ................................................................          9,508         11,043

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ............             --             --
Common stock, $.01 par value, 90,000 shares authorized; 33,193 and 33,298 shares
   issued at December 31, 2005 and June 30, 2006, respectively ...................            333            333
Additional paid-in capital .......................................................        169,684        170,768
Treasury stock, 2,756 common shares at both December 31, 2005 and
   June 30, 2006, at cost ........................................................        (12,885)       (12,885)
Accumulated other comprehensive income, net of income taxes ......................          8,575          7,371
Retained earnings ................................................................        147,959        154,076
                                                                                     ------------   ------------
     Total shareholders' equity ..................................................        313,666        319,663
                                                                                     ------------   ------------
          Total liabilities and shareholders' equity .............................   $    694,243   $    846,893
                                                                                     ============   ============

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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                         2005           2006
                                                                                     ------------   ------------
Revenues:
   Sales of real estate ..........................................................   $    159,328   $    141,947
   Other resort and communities operations revenue ...............................         18,648         13,620
   Interest income ...............................................................          8,282          9,499
   Gain on sales of notes receivable .............................................          4,878             47
   Other income, net .............................................................             --            368
                                                                                     ------------   ------------
                                                                                          191,136        165,481
Costs and expenses:
   Cost of real estate sales .....................................................         51,109         49,022
   Cost of other resort and communities operations ...............................         19,363         12,937
   Selling, general and administrative expenses ..................................         81,117         87,620
   Interest expense ..............................................................          4,053          3,526
   Provision for loan losses .....................................................          7,476             --
   Other expense, net ............................................................          2,826             --
                                                                                     ------------   ------------
                                                                                          165,944        153,105
                                                                                     ------------   ------------
Income before minority interest and provision for income taxes ...................         25,192         12,376
Minority interest in income of consolidated subsidiary ...........................            948          1,677
                                                                                     ------------   ------------
Income before provision for income taxes .........................................         24,244         10,699
Provision for income taxes .......................................................          9,334          4,119
                                                                                     ------------   ------------
Net income .......................................................................   $     14,910   $      6,580
                                                                                     ============   ============

Net income per common share:
    Basic ........................................................................   $       0.49   $       0.22
                                                                                     ============   ============
    Diluted ......................................................................   $       0.48   $       0.21
                                                                                     ============   ============

Weighted average number of common and common equivalent shares:
    Basic ........................................................................         30,346         30,526
                                                                                     ============   ============
    Diluted ......................................................................         31,188         31,054
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                         2005           2006
                                                                                     ------------   ------------
Revenues:
   Sales of real estate ..........................................................   $    263,349   $    263,707
   Other resort and communities operations revenue ...............................         36,692         30,287
   Interest income ...............................................................         16,148         17,672
   Gain on sales of notes receivable .............................................          9,598            552
                                                                                     ------------   ------------
                                                                                          325,787        312,218
Costs and expenses:
   Cost of real estate sales .....................................................         83,996         94,244
   Cost of other resort and communities operations ...............................         38,999         29,717
   Selling, general and administrative expenses ..................................        142,939        161,205
   Interest expense ..............................................................          7,634          6,832
   Provision for loan losses .....................................................         12,164             --
   Other expense, net ............................................................          3,684            267
                                                                                     ------------   ------------
                                                                                          289,416        292,265
                                                                                     ------------   ------------
Income before minority interest and provision for income taxes ...................         36,371         19,953
Minority interest in income of consolidated subsidiary ...........................          1,721          2,699
                                                                                     ------------   ------------
Income before provision for income taxes and change in accounting principle ......         34,650         17,254
Provision for income taxes .......................................................         13,340          6,643
                                                                                     ------------   ------------
Income before cumulative effect of change in accounting principle ................         21,310         10,611
Cumulative effect of change in accounting principle, net of tax ..................             --         (5,678)
Minority interest in income of cumulative effect of change in accounting principle             --          1,184
                                                                                     ------------   ------------
Net income .......................................................................   $     21,310   $      6,117
                                                                                     ============   ============

Income before  cumulative  effect of change in  accounting  principle per common share:
   Basic .........................................................................   $       0.70   $       0.35
                                                                                     ============   ============
   Diluted .......................................................................   $       0.68   $       0.34
                                                                                     ============   ============

Cumulative  effect  of  change in  accounting  principle,  net of tax and net of minority  interest  in income  of  cumulative  effect  of  change in  accounting principle per common share:
   Basic .........................................................................   $         --   $      (0.15)
                                                                                     ============   ============
   Diluted .......................................................................   $         --   $      (0.14)
                                                                                     ============   ============

Net income per common share:
   Basic .........................................................................   $       0.70   $       0.20
                                                                                     ============   ============
   Diluted .......................................................................   $       0.68   $       0.20
                                                                                     ============   ============

Weighted average number of common and common equivalent shares:
   Basic .........................................................................         30,332         30,519
                                                                                     ============   ============
   Diluted .......................................................................         31,246         31,089
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                         2005           2006
                                                                                     ------------   ------------
Operating activities:
   Net income ....................................................................   $     21,310   $      6,117
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Cumulative effect of change in accounting principle, net ................             --          5,678
         Non-cash stock compensation expense .....................................            288            917
         Minority interest in income of consolidated subsidiary ..................          1,721          1,515
         Depreciation and amortization ...........................................         10,003          8,101
         Gain on sales of notes receivable .......................................         (9,623)        (9,707)
         Loss on disposal of property and equipment ..............................              6             76
         Provision for loan losses ...............................................         12,164         25,922
         Provision for deferred income taxes .....................................         13,340          6,643
         Interest accretion on retained interests in notes receivable sold .......         (4,362)        (5,184)
         Proceeds from sales of notes receivable .................................         76,388         51,789
         Proceeds from borrowings collateralized by notes receivable .............         20,459         29,732
         Payments on borrowings collateralized by notes receivable ...............        (31,302)        (9,989)
   Change in operating assets and liabilities:
      Contracts receivable .......................................................        (26,311)       (12,944)
      Notes receivable ...........................................................        (85,349)      (121,332)
      Inventory ...................................................................        21,832        (15,287)
      Prepaid expenses and other assets ...........................................        (2,266)        (9,761)
      Accounts payable, accrued liabilities and other ............................         16,882         15,385
                                                                                     ------------   ------------
Net cash provided (used) by operating activities .................................         35,180        (32,329)
                                                                                     ------------   ------------
Investing activities:
   Purchases of property and equipment ...........................................         (9,719)       (13,138)
   Installment payments on business acquisition ..................................           (500)            --
   Investments in statutory business trusts ......................................         (1,780)          (464)
   Cash received from retained interests in notes receivable sold ................          4,936         14,969
                                                                                     ------------   ------------
Net cash (used) provided by investing activities .................................         (7,063)         1,367
                                                                                     ------------   ------------
Financing activities:
   Borrowings under line-of-credit facilities and other notes payable ............         11,219         35,169
   Payments under line-of-credit facilities and other notes payable ..............        (48,081)       (31,225)
   Payments on 10.50% senior secured notes payable ...............................        (55,000)            --
   Proceeds from issuance of junior subordinated debentures ......................         59,280         15,464
   Payments of debt issuance costs ...............................................         (2,629)        (2,686)
   Proceeds from exercise of stock options .......................................            746            173
                                                                                     ------------   ------------
Net cash (used) provided by financing activities .................................        (34,465)        16,895
                                                                                     ------------   ------------
Net decrease in cash and cash equivalents ........................................         (6,348)       (14,067)
Cash and cash equivalents at beginning of period .................................        100,565         84,704
                                                                                     ------------   ------------
Cash and cash equivalents at end of period .......................................         94,217         70,637
Restricted cash and cash equivalents at end of period ............................        (20,877)       (26,818)
                                                                                     ------------   ------------
Unrestricted cash and cash equivalents at end of period ..........................   $     73,340   $     43,819
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

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                         2005           2006
                                                                                     ------------   ------------
Supplemental schedule of non-cash operating, investing
    and financing activities:

    Inventory acquired through financing .......................................     $     11,710   $     71,447
                                                                                     ============   ============
    Inventory acquired through foreclosure or deedback in lieu of
      foreclosure ..............................................................     $      5,560   $         --
                                                                                     ============   ============
    Property and equipment acquired through financing ..........................     $        279   $      4,460
                                                                                     ============   ============
    Retained interests in notes receivable sold ................................     $     14,449   $      6,479
                                                                                     ============   ============
    Change in net unrealized gains in retained interests in notes
      receivable sold ..........................................................     $         39   $     (1,995)
                                                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K.

Organization

      We provide leisure products and lifestyle choices through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in many of our resorts entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded vacation ownership interest being held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 19 of which have active sales offices. We also sell VOIs at seven off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the six months ended June 30, 2006, sales generated by Bluegreen Resorts comprised approximately 63% of our total sales of real estate while sales generated by Bluegreen Communities comprised approximately 37% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of mini-vacation package sales, vacation ownership tour sales, resort property management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method. There were approximately 0.8 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2006, as the effect would be anti-dilutive. There were no anti-dilutive stock options during the three and six months ended June 30, 2005.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three Months Ended   Six Months Ended
                                                                    June 30,            June 30,
                                                               ------------------   -----------------
                                                                2005       2006      2005      2006
                                                               -------    -------   -------   -------
      Basic and diluted earnings per share - numerator:
          Net income .......................................   $14,910    $ 6,580   $21,310   $ 6,117
                                                               =======    =======   =======   =======

      Denominator:
      Denominator for basic earnings per share -
          weighted-average shares ..........................    30,346     30,526    30,332    30,519
                                                               -------    -------   -------   -------
      Effect of dilutive securities:
          Stock options ....................................       842        528       914       570
                                                               -------    -------   -------   -------
      Denominator for diluted earnings per share - adjusted
          weighted-average shares ..........................    31,188     31,054    31,246    31,089
                                                               =======    =======   =======   =======
      Basic earnings per common share ......................   $  0.49    $  0.22   $  0.70   $  0.20
                                                               =======    =======   =======   =======
      Diluted earnings per common share ....................   $  0.48    $  0.21   $  0.68   $  0.20
                                                               =======    =======   =======   =======

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

      We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains or losses on our retained interests in notes receivable sold are included in our shareholders' equity, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

      We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of future expected cash flows estimated using our best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

Stock-Based Compensation

      Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure. Under APB 25, compensation expense was generally not recorded in earnings for our stock-based options granted under the Bluegreen Corporation 1995 Stock Incentive Plan, 1998 Non-Employee Director Stock Option Plan, or the Bluegreen Corporation 2005 Stock Incentive Plan (collectively, the "Plans"). The pro forma effects on net income and earnings per share for the awards issued under the Plans were instead previously disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

      We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all share-based awards granted prior to January 1, 2006 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123 for pro forma disclosure purposes. Compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

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

      SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, which was allowed under SFAS No. 123. We adjusted for this effect with respect to unvested options as of January 1, 2006 in the stock-based compensation expense recognized, which is recorded within selling, general and administrative expense on our condensed consolidated statement of income. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption of SFAS No. 123R. In addition, SFAS No. 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

      Total compensation costs related to stock-based compensation charged against income during the three and six months ended June 30, 2006 were $0.4 million and $0.9 million, respectively. There were no stock options granted to our employees or non-employee directors during the six months ended June 30, 2005 or 2006. On July 3, 2006, stock options to acquire an aggregate of approximately 43,000 shares of our common stock were granted to certain of our non-employee directors at an exercise price of $11.43, which was equal to the closing price of our common stock on the date of grant. On July 19, 2006 our Board of Directors granted stock options for 540,000 shares of our common stock to our Chairman and Vice Chairman and the Company's senior management at an exercise price of $12.07, which was equal to the closing price of our common stock on the date of grant.

      SFAS No. 123R requires companies to continue to provide the pro forma disclosures required by SFAS No. 123 for all periods presented in which share-based payments were accounted for under the intrinsic value method of APB
25. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS No. 123 to all of our share-based compensation awards for periods prior to the adoption of SFAS No. 123R (in thousands, except per share data):

                                                                     Three Months     Six Months
                                                                         Ended           Ended
                                                                     June 30, 2005   June 30, 2005
                                                                     -------------   -------------
                                                                      (Pro Forma)     (Pro Forma)
         Net income ..............................................   $      14,910   $      21,310
         Add: Total stock-based  compensation  expense included in
            the  determination  of reported  net income,  net of
            related tax effects ..................................             177             177
         Deduct: Total stock-based compensation expense
            determined under the fair value-based method for
            all awards, net of related tax effects ...............            (238)           (299)
                                                                     -------------   -------------
         Pro forma net income                                        $      14,849   $      21,188
                                                                     =============   =============

         Earnings per share:
          Basic ..................................................   $        0.49   $        0.70
                                                                     -------------   -------------
          Diluted ................................................   $        0.48   $        0.68
                                                                     =============   =============
         Pro forma earnings per share:
          Basic ..................................................   $        0.49   $        0.70
                                                                     =============   =============
          Diluted ................................................   $        0.48   $        0.68
                                                                     =============   =============

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                     Three Months Ended      Six Months Ended
                                                                          June 30,               June 30,
                                                                    --------------------    -------------------
                                                                      2005        2006        2005       2006
                                                                    --------    --------    --------   --------
      Net income ................................................   $ 14,910    $  6,580    $ 21,310   $  6,117
      Change in net unrealized gains on retained interests
      in notes receivable sold, net of income taxes .............       (434)     (2,058)         24     (1,204)
                                                                    --------    --------    --------   --------
      Total comprehensive income ................................   $ 14,476    $  4,522    $ 21,334   $  4,913
                                                                    ========    ========    ========   ========

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152

      Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants ("AICPA") Statement of
Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to the timeshare industry. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending prior to January 1, 2006.

      Many sellers of timeshare interests provide incentives to customers in connection with the purchase of a VOI. Under SFAS No. 152, the value of such incentives and other similarly treated items is separated from revenue from the sale of VOIs and recorded on a different line item within the statements of income, in our case other resort and communities operations revenue. Furthermore, SFAS No. 152 requires that incentives and other similarly treated items such as cash credits earned through our Sampler program be considered in calculating the buyer's down payment toward the buyer's commitment, as defined in SFAS No. 152, in purchasing the VOI. Our Sampler Program provides purchasers with an opportunity to utilize our vacation ownership product during a one year trial period. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on the subsequent purchase. Under SFAS No. 152, the credit given is treated similarly to a sales incentive. If after considering the sales incentive the required buyer's commitment amount, defined as 10% of sales value, is not met, the VOI revenue and related cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. The net deferred VOI revenue and related costs are recorded as a component of deferred income in the accompanying balance sheet as of June 30, 2006. Prior to the adoption of SFAS No. 152, sales incentives were not recorded apart from VOI revenue and were not considered in determining the customer down payment required in the buyer's commitment in purchasing the VOIs.

      SFAS No. 152 also amends the relative sales value method of recording VOI cost of sales. Specifically, consideration is now given not only to the costs to build or acquire a project and the total revenue expected to be earned on a project, but also to the sales of recovered vacation ownership interests reacquired on future cancelled or defaulted sales. The cost of VOI sales is calculated by estimating these future costs and recoveries. Prior to the adoption of SFAS No. 152, we did not include the recovery of VOIs in our projected revenues in determining the related cost of the VOIs sold.

      SFAS No. 152 changes the treatment of losses on vacation ownership notes and contracts receivable and provides specific guidance on methods to estimate losses. Specifically, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries as the recoveries are to be considered in inventory costing, as described above. In addition, the standard requires a change in the classification of our provision for loan losses for vacation ownership receivables that were historically recorded as an expense, requiring that such amount be reflected as a reduction of VOI sales. Furthermore, if we sell our vacation ownership notes receivables in a transaction that qualifies for off-balance sheet sales treatment under SFAS No. 140, the associated allowance for loan losses related to the sold receivables is reversed and reflected as an increase to VOI sales. Prior to the adoption of SFAS No. 152, the allowance on sold receivables was recorded as a component of the gain on sale.

      Under SFAS No.152, rental operations, including the usage of our Sampler program, are accounted for as incidental operations whereby incremental costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction to the cost of unsold VOIs. Incremental costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During the three and six months ended June 30, 2006, all of our rental revenue and Sampler revenue recognized was recorded as an off-set to cost of other resort and communities operations revenue as such amounts were less than the incremental cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of income as a component of other resort and communities operations revenue and a portion of Sampler proceeds were deferred until the buyer purchased a VOI or the Sampler usage period expired.

      The adoption of SFAS No. 152 on January 1, 2006 resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS No. 140"). SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights ("MSRs") be initially recognized at their fair value and by providing the option to either:
(1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. This option may be applied by class of servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. The Company will adopt SFAS No. 156 effective January 1, 2007. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

      In July  2006,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

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

      On March 28, 2006, we sold $22.3 million in vacation ownership receivables pursuant to a vacation ownership receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Real Estate ("GE"). In connection with this transaction, we recognized an aggregate gain of $3.4 million. On May 23, 2006, we sold an additional $16.6 million in vacation ownership receivables pursuant to the 2006-A GE Purchase Facility. In connection with this transaction, we recognized an aggregate gain of $2.7 million. Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over-collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of June 30, 2006, the remaining availability under the 2006-A GE Purchase Facility was $89.9 million, subject to eligibility requirements and fulfillment of conditions precedent.

      Sales of notes receivable under the above mentioned transactions were as follows (in millions):

                              Aggregate Principal
                               Balance of Notes                                        Initial Fair Value of
       Sale Facility              Receivable        Purchase Price   Gain Recognized     Retained Interest
       -------------          -------------------   --------------   ---------------   ---------------------
2005 Term Securitization            $ 18.6              $ 16.7            $ 3.6                $ 3.3
2006-A GE Purchase Facility           39.0                35.1              6.1                  4.8
                                    ------              ------            -----                -----
     Total                          $ 57.6              $ 51.8            $ 9.7                $ 8.1
                                    ======              ======            =====                =====

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the six months ended June 30, 2006: prepayment rates ranging from 14.0% to 9.0% per annum as the portfolios mature; loss severity rates ranging from 35.0% to 71.3%; default rates ranging from 10.0% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

      As a result of adopting SFAS No. 152, approximately $2.6 million and $9.2 million of the gain were recorded as an increase to VOI sales for the three and six months ended June 30, 2006, respectively. The remaining $47,000 and $552,000 of the gain has been recorded as a gain on the sales of notes receivable on the accompanying statements of income for the three and six months ended June 30, 2006, respectively.

3. Lines-of-Credit and Receivable-Backed Notes Payable

      In February 2006, we increased our revolving acquisition, development and construction credit facility for Bluegreen Resorts ("The GMAC AD&C Facility") with GMAC Residential Funding Corporation ("GMAC RFC") from $75.0 million to $150.0 million. The borrowing period expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Indebtedness under the $150.0 million facility bears interest at 30-day LIBOR plus 4.50% (9.80% at June 30, 2006).

      In February 2006, GMAC RFC extended the borrowing period to February 15, 2008 and the maturity date to February 15, 2015 on Bluegreen's existing $75.0 million revolving vacation ownership receivables credit facility ("The GMAC Receivables Facility"). This facility is used to borrow funds collateralized by our eligible vacation ownership receivables.

      In March 2006, we borrowed $18.2 million under an existing acquisition and development credit facility with GMAC RFC ("The GMAC Communities Facility") in connection with the acquisition by Bluegreen Communities of approximately 1,580 acres of land in Grayson County, Texas, for a total purchase price of $26.1 million. In addition to the funds borrowed in connection with the land purchase, we borrowed an additional $9.0 million for general corporate purposes. In April 2006, we borrowed $19.0 million under the same facility in connection with the acquisition by Bluegreen Communities of approximately 3,100 acres of land in Comal, Texas, for a total purchase price of $27.3 million. In addition to the funds borrowed in connection with the land purchase, we borrowed an additional $9.0 million for general corporate purposes.

      In May 2006, we borrowed $4.6 million from Wachovia Bank, NA in connection with Bluegreen Resorts' acquisition of an existing building to be converted into a sales preview center in Sevierville, Tennessee, for a total purchase price of $5.5 million. We also borrowed $13.7 million under the GMAC AD&C Facility in connection with the acquisition by Bluegreen Resorts of land in Las Vegas, Nevada, for a total purchase price of $16.1 million, for development of a new resort.

      In June 2006, we executed agreements for a $137.5 million vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). While ownership of the receivables was transferred for legal purposes, the transfer of the receivables under the facility will be accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in the aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million through May 2008, subject to eligibility requirements and satisfaction of conditions precedent.

      In June 2006, we borrowed $15.0 million under the GMAC Communities Facility for general corporate purposes. We also borrowed $2.0 million and $875,000 under the GMAC AD&C Facility in connection with the development of Fountains Resort and Carolina Grande Resort, respectively. We also financed $12.9 million of the total $15.2 million purchase price of the first phase of a resort property in Williamsburg, Virginia.

      Total interest expense capitalized to construction in progress was $2.4 million and $4.7 million for the three and six months ended June 30, 2005, respectively, and $3.5 million and $5.8 million for the three and six months ended June 30, 2006, respectively.

4. Trust Preferred Securities Offerings

      We have formed business statutory trusts (collectively, the "Trusts") for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting.

      On April 24, 2006, one of the Trusts, Bluegreen Statutory Trust IV ("BST IV") issued $15.0 million of trust preferred securities. BST IV used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 10.13% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.85% until the scheduled maturity date of June 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we invested $464,000 to BST IV in exchange for its common securities, all of which are owned by us. Those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST IV's common securities are nearly identical to the trust preferred securities. The issuances of trust preferred securities were part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds were used for general corporate purposes and debt repayment.

      We had the following junior subordinated debentures outstanding at June 30, 2006 (dollars in thousands):

                             Outstanding
                              Amount of     Initial              Fixed     Variable   Beginning
                                Junior      Equity              Interest   Interest    Optional
                             Subordinated     To       Issue      Rate       Rate     Redemption   Maturity
             Trust            Debentures     Trust     Date       (1)        (2)         Date        Date
      -----------------------------------------------------------------------------------------------------
      Bluegreen Statutory                                                  3-month
      Trust I                                                               LIBOR
                               $23,196      $   696   3/15/05    9.160%    + 4.90%     3/30/10     3/30/35
      Bluegreen Statutory                                                  3-month
      Trust II                                                              LIBOR
                                25,774          774   5/04/05    9.158%    + 4.85%     7/30/10     7/30/35
      Bluegreen Statutory                                                  3-month
      Trust III                                                             LIBOR
                                10,310          310   5/10/05    9.193%    + 4.85%     7/30/10     7/30/35
      Bluegreen Statutory                                                  3-month
      Trust IV                                                              LIBOR
                                15,464          464   4/24/06   10.130%    + 4.85%     6/30/11     6/30/36
                             ----------------------

                               $74,744      $ 2,244
                             ======================

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

5. Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the "Notes"). On June 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. At June 30, 2006, $55.0 million of the Notes remained outstanding.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                              December 31, 2005
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ........................  $    55,708   $      15,443   $   13,553   $         --   $     84,704
Contracts receivable, net ........................           --           1,801       25,672             --         27,473
Intercompany receivable ..........................       92,641              --           --        (92,641)            --
Notes receivable, net ............................           --          48,294       79,489             --        127,783
Inventory, net ...................................           --          17,857      223,112             --        240,969
Retained interests in notes receivable sold ......           --         105,696           --             --        105,696
Property and equipment, net ......................       14,569           1,330       63,735             --         79,634
Investments in subsidiaries ......................      265,023              --        3,230       (268,253)            --
Other assets .....................................        4,028           4,666       19,290             --         27,984
                                                    -----------   -------------   ----------   ------------   ------------
    Total assets .................................  $   431,969   $     195,087   $  428,081   $   (360,894)  $    694,243
                                                    ===========   =============   ==========   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other .  $    20,214   $      15,077   $   48,935   $         --   $     84,226
 Intercompany payable ............................           --           4,563       88,078        (92,641)            --
 Deferred income taxes ...........................      (21,798)         41,824       55,378             --         75,404
 Lines-of-credit and notes payable ...............        5,607          27,064       64,488             --         97,159
 10.50% senior secured notes payable .............       55,000              --           --             --         55,000
 Junior subordinated debentures ..................       59,280              --           --             --         59,280
                                                    -----------   -------------   ----------   ------------   ------------
    Total liabilities ............................      118,303          88,528      256,879        (92,641)       371,069
 Minority interest ...............................           --              --           --          9,508          9,508
 Total shareholders' equity ......................      313,666         106,559      171,202       (277,761)       313,666
                                                    -----------   -------------   ----------   ------------   ------------
    Total liabilities and shareholders' equity ...  $   431,969   $     195,087   $  428,081   $   (360,894)  $    694,243
                                                    ===========   =============   ==========   ============   ============

                                                                                June 30, 2006
                                                                                 (Unaudited)
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents ........................  $    32,332   $      16,934   $   21,371   $         --   $     70,637
Contracts receivable, net ........................           --           2,112       38,542             --         40,654
Intercompany receivable ..........................      148,685           2,085           --       (150,770)            --
Notes receivable, net ............................           --          85,475       87,756             --        173,231
Inventory, net ...................................           --          16,537      315,289             --        331,826
Retained interests in notes receivable sold ......           --         100,395           --             --        100,395
Property and equipment, net ......................       16,782           1,119       72,578             --         90,479
Investments in subsidiaries ......................      266,063              --        3,230       (269,293)            --
Other assets .....................................        6,533           7,666       25,472             --         39,671
                                                    -----------   -------------   ----------   ------------   ------------
    Total assets .................................  $   470,395   $     232,323   $  564,238   $   (420,063)  $    846,893
                                                    ===========   =============   ==========   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other .  $    34,790   $      20,614   $   54,392   $         --   $    109,796
 Intercompany payable ............................           --              --      150,770       (150,770)            --
 Deferred income taxes ...........................      (18,633)         43,647       53,468             --         78,482
 Lines-of-credit and notes payable ...............        4,831          52,142      141,192             --        198,165
 10.50% senior secured notes payable .............       55,000              --           --             --         55,000
 Junior subordinated debentures ..................       74,744              --           --             --         74,744
                                                    -----------   -------------   ----------   ------------   ------------
    Total liabilities ............................      150,732         116,403      399,822       (150,770)       516,187
 Minority interest ...............................           --              --           --         11,043         11,043
 Total shareholders' equity ......................      319,663         115,920      164,416       (280,336)       319,663
                                                    -----------   -------------   ----------   ------------   ------------
    Total liabilities and shareholders' equity ...  $   470,395   $     232,323   $  564,238   $   (420,063)  $    846,893
                                                    ===========   =============   ==========   ============   ============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended June 30, 2005
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
REVENUES
 Sales of real estate ............................  $        --   $      13,491   $  145,837   $         --   $    159,328
 Other resort and communities operations revenue .           --           3,270       15,378             --         18,648
 Management fees .................................       16,772              --           --        (16,772)            --
 Equity income from subsidiaries .................       13,008              --           --        (13,008)            --
 Interest income .................................          529           4,259        3,494             --          8,282
 Gain on sales of notes receivable ...............           --           4,878           --             --          4,878
                                                    -----------   -------------   ----------   ------------   ------------
                                                         30,309          25,898      164,709        (29,780)       191,136
                                                    -----------   -------------   ----------   ------------   ------------
COSTS AND EXPENSES
 Cost of real estate sales .......................           --           3,847       47,262             --         51,109
 Cost of other resort and communities operations .           --           1,311       18,052             --         19,363
 Management fees .................................           --             301       16,471        (16,772)            --
 Selling, general and administrative expenses ....       10,941           6,843       63,333             --         81,117
 Interest expense ................................        1,487           1,135        1,431             --          4,053
 Provision for loan losses .......................           --           5,210        2,266             --          7,476
 Other expense, net ..............................        1,798             892          136             --          2,826
                                                    -----------   -------------   ----------   ------------   ------------
                                                         14,226          19,539      148,951        (16,772)       165,944
                                                    -----------   -------------   ----------   ------------   ------------
 Income before minority interest and provision
   for income taxes ..............................       16,083           6,359       15,758        (13,008)        25,192
 Minority interest in income of consolidated
 subsidiary ......................................           --              --           --            948            948
                                                    -----------   -------------   ----------   ------------   ------------
 Income before provision for income taxes ........       16,083           6,359       15,758        (13,956)        24,244
 Provision for income taxes ......................        1,173           2,088        6,073             --          9,334
                                                    -----------   -------------   ----------   ------------   ------------
 Net income ......................................  $    14,910   $       4,271   $    9,685   $    (13,956)  $     14,910
                                                    ===========   =============   ==========   ============   ============

                                                                       Three Months Ended June 30, 2006
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
REVENUES
 Sales of real estate ............................  $        --   $      13,908   $  128,039   $         --   $    141,947
 Other resort and communities operations revenue .           --           3,906        9,714             --         13,620
 Management fees .................................       14,256              --           --        (14,256)            --
 Equity income from subsidiaries .................        3,646              --           --         (3,646)            --
 Interest income .................................          436           5,108        3,955             --          9,499
 Gain on sales of notes receivable ...............           --              47           --             --             47
 Other income (expense), net .....................          873             (94)        (411)            --            368
                                                    -----------   -------------   ----------   ------------   ------------
                                                         19,211          22,875      141,297        (17,902)       165,481
                                                    -----------   -------------   ----------   ------------   ------------
COSTS AND EXPENSES
 Cost of real estate sales .......................           --           3,647       45,375             --         49,022
 Cost of other resort and communities operations .           --           1,145       11,792             --         12,937
 Management fees .................................           --             212       14,044        (14,256)            --
 Selling, general and administrative expenses ....       10,765           7,572       69,283             --         87,620
 Interest expense ................................           28             779        2,719             --          3,526
                                                    -----------   -------------   ----------   ------------   ------------
                                                         10,793          13,355      143,213        (14,256)       153,105
                                                    -----------   -------------   ----------   ------------   ------------
 Income (loss) before minority interest and
   provision (benefit) for income taxes ..........        8,418           9,520       (1,916)        (3,646)        12,376
 Minority interest in income of consolidated
   subsidiary ....................................           --              --           --          1,677          1,677
                                                    -----------   -------------   ----------   ------------   ------------
 Income (loss) before provision (benefit) for
   income taxes ..................................        8,418           9,520       (1,916)        (5,323)        10,699
 Provision (benefit) for income taxes ............        1,838           3,022         (741)            --          4,119
                                                    -----------   -------------   ----------   ------------   ------------
 Net income (loss) ...............................  $     6,580   $       6,498   $   (1,175)  $     (5,323)  $      6,580
                                                    ===========   =============   ==========   ============   ============

                                                                        Six Months Ended June 30, 2005
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
REVENUES
 Sales of real estate ............................  $        --   $      23,047   $  240,302   $         --   $    263,349
 Other resort and communities operations revenue .           --           6,470       30,222             --         36,692
 Management fees .................................       28,310              --           --        (28,310)            --
 Equity income from subsidiaries .................       19,091              --           --        (19,091)            --
 Interest income .................................          735           8,491        6,922             --         16,148
 Gain on sales of notes receivable ...............           --           9,598           --             --          9,598
                                                    -----------   -------------   ----------   ------------   ------------
                                                         48,136          47,606      277,446        (47,401)       325,787
                                                    -----------   -------------   ----------   ------------   ------------
COSTS AND EXPENSES
 Cost of real estate sales .......................           --           6,427       77,569             --         83,996
 Cost of other resort and communities operations .           --           2,418       36,581             --         38,999
 Management fees .................................           --             565       27,745        (28,310)            --
 Selling, general and administrative expenses ....       21,043          11,674      110,222             --        142,939
 Interest expense ................................        2,661           2,045        2,928             --          7,634
 Provision for loan losses .......................           --           9,898        2,266             --         12,164
 Other expense (income), net .....................        1,752           1,687          245             --          3,684
                                                    -----------   -------------   ----------   ------------   ------------
                                                         25,456          34,714      257,556        (28,310)       289,416
                                                    -----------   -------------   ----------   ------------   ------------
 Income before minority interest and provision
   for income taxes ..............................       22,680          12,892       19,890        (19,091)        36,371
 Minority interest in income of consolidated
   subsidiary ....................................           --              --           --          1,721          1,721
                                                    -----------   -------------   ----------   ------------   ------------
 Income before provision for income taxes ........       22,680          12,892       19,890        (20,812)        34,650
 Provision for income taxes ......................        1,370           4,305        7,665             --         13,340
                                                    -----------   -------------   ----------   ------------   ------------
 Net income ......................................  $    21,310   $       8,587   $   12,225   $    (20,812)  $     21,310
                                                    ===========   =============   ==========   ============   ============

                                                                        Six months ended June 30, 2006
                                                    ----------------------------------------------------------------------

                                                                    Combined       Combined
                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                    Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                    -----------   -------------   ----------   ------------   ------------
REVENUES
 Sales of real estate ............................  $        --   $      25,144   $  238,563   $         --   $    263,707
 Other resort and communities operations revenue .           --           7,070       23,217             --         30,287
 Management fees .................................       27,351              --           --        (27,351)            --
 Equity income from subsidiaries .................        1,063              --           --         (1,063)            --
 Interest income .................................          976           9,499        7,197             --         17,672
 Gain on sales of notes receivable ...............           --             552           --             --            552
                                                    -----------   -------------   ----------   ------------   ------------
                                                         29,390          42,265      268,977        (28,414)       312,218
COSTS AND EXPENSES
 Cost of real estate sales .......................           --           7,337       86,907             --         94,244
 Cost of other resort and communities operations .           --           2,478       27,239             --         29,717
 Management fees .................................           --             453       26,898        (27,351)            --
 Selling, general and administrative expenses ....       20,095          13,376      127,734             --        161,205
 Interest expense ................................        1,016           1,549        4,267             --          6,832
 Other expense (income), net .....................       (1,003)            383          887             --            267
                                                    -----------   -------------   ----------   ------------   ------------
                                                         20,108          25,576      273,932        (27,351)       292,265
                                                    -----------   -------------   ----------   ------------   ------------
 Income before minority interest and provision
   for income taxes ..............................        9,282          16,689       (4,955)        (1,063)        19,953
 Minority interest in income of consolidated
   subsidiary ....................................           --              --           --          2,699          2,699
                                                    -----------   -------------   ----------   ------------   ------------
 Income (loss) before provision (benefit) for
   income taxes and cumulative effect of change
   in accounting principle .......................        9,282          16,689       (4,955)        (3,762)        17,254
 Provision (benefit) for income taxes ............        3,165           5,388       (1,910)            --          6,643
                                                    -----------   -------------   ----------   ------------   ------------
 Income (loss) before cumulative effect of change
   in accounting principle .......................        6,117          11,301       (3,045)        (3,762)        10,611
 Cumulative effect of change in accounting
   principle, net of tax .........................           --          (1,942)      (3,736)            --         (5,678)
 Minority interest in income of cumulative effect
   of change in accounting principle .............           --              --           --          1,184          1,184
                                                    -----------   -------------   ----------   ------------   ------------
 Net income (loss) ...............................  $     6,117   $       9,359   $   (6,781)  $     (2,578)  $      6,117
                                                    ===========   =============   ==========   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended June 30, 2005
                                                                    -------------------------------------------------------
                                                                                    Combined       Combined
                                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                                    Corporation   Subsidiaries    Guarantors   Consolidated
                                                                    -----------   -------------   ----------   ------------
Operating activities:
Net cash (used) provided by operating activities ...............    $   (16,930)  $       1,462   $   50,648   $     35,180
                                                                    -----------   -------------   ----------   ------------
Investing activities:
 Purchases of property and equipment ...........................           (442)            (53)      (9,224)        (9,719)
 Installment payments on business acquisition ..................             --              --         (500)          (500)
 Investment in statutory business trust ........................         (1,780)             --           --         (1,780)
 Cash received from retained interests in notes receivable sold              --           4,936           --          4,936
                                                                    -----------   -------------   ----------   ------------
Net cash (used) provided by investing activities ...............         (2,222)          4,883       (9,724)        (7,063)
                                                                    -----------   -------------   ----------   ------------
Financing activities:
 Borrowings under line-of-credit facilities and notes payable ..             --              --       11,219         11,219
 Payments under line-of-credit facilities and notes payable ....           (466)           (851)     (46,764)       (48,081)
 Redemption of 10.50% senior secured notes payable .............        (55,000)             --           --        (55,000)
 Proceeds from issuance of junior subordinated debentures ......         59,280              --           --         59,280
 Payment of debt issuance costs ................................         (1,814)            (37)        (778)        (2,629)
 Proceeds from exercise of stock options .......................            746              --           --            746
                                                                    -----------   -------------   ----------   ------------
Net cash provided (used) by financing activities ...............          2,746            (888)     (36,323)       (34,465)
                                                                    -----------   -------------   ----------   ------------
Net(decrease)increase in cash and cash equivalents .............        (16,406)          5,457        4,601         (6,348)
Cash and cash equivalents at beginning of period ...............         70,256          18,793       11,516        100,565
                                                                    -----------   -------------   ----------   ------------
Cash and cash equivalents at end of period .....................         53,850          24,250       16,117         94,217
Restricted cash and cash equivalents at end of period ..........           (173)         (6,709)     (13,995)       (20,877)
                                                                    -----------   -------------   ----------   ------------
Unrestricted cash and cash equivalents at end of period ........    $    53,677   $      17,541   $    2,122   $     73,340
                                                                    ===========   =============   ==========   ============

                                                                                Six Months Ended June 30, 2006
                                                                    -------------------------------------------------------
                                                                                    Combined       Combined
                                                                     Bluegreen    Non-Guarantor   Subsidiary
                                                                    Corporation   Subsidiaries    Guarantors   Consolidated
                                                                    -----------   -------------   ----------   ------------
Operating activities:
Net cash (used) provided by operating activities ...............    $   (32,689)  $     (11,855)  $   12,215   $    (32,329)
                                                                    -----------   -------------   ----------   ------------
Investing activities:
 Purchases of property and equipment ...........................         (4,557)            (30)      (8,551)       (13,138)
 Investment in statutory business trust ........................           (464)             --           --           (464)
 Cash received from retained interests in notes receivable sold              --          14,969           --         14,969
                                                                    -----------   -------------   ----------   ------------
Net cash (used) provided by investing activities ...............         (5,021)         14,939       (8,551)         1,367
                                                                    -----------   -------------   ----------   ------------
Financing activities:
 Borrowings under line-of-credit facilities and notes payable ..             --              --       35,169         35,169
 Payments under line-of-credit facilities and notes payable ....           (805)            (39)     (30,381)       (31,225)
 Proceeds from issuance of junior subordinated debentures ......         15,464              --           --         15,464
 Payment of debt issuance costs ................................           (498)         (1,554)        (634)        (2,686)
 Proceeds from exercise of stock options .......................            173              --           --            173
                                                                    -----------   -------------   ----------   ------------
Net cash provided (used) by financing activities ...............         14,334          (1,593)       4,154         16,895
                                                                    -----------   -------------   ----------   ------------
Net(decrease)increase in cash and cash equivalents .............        (23,376)          1,491        7,818        (14,067)
Cash and cash equivalents at beginning of period ...............         55,708          15,443       13,553         84,704
                                                                    -----------   -------------   ----------   ------------
Cash and cash equivalents at end of period .....................         32,332          16,934       21,371         70,637
Restricted cash and cash equivalents at end of period ..........           (173)        (10,951)     (15,694)       (26,818)
                                                                    -----------   -------------   ----------   ------------
Unrestricted cash and cash equivalents at end of period ........    $    32,159   $       5,983   $    5,677   $     43,819
                                                                    ===========   =============   ==========   ============

6. Business Segments

      We have two reportable business segments. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property) and sold, typically on a retail basis as homesites. Disclosures for our business segments are as follows (in thousands):

                                                           Bluegreen    Bluegreen
                                                            Resorts    Communities    Totals
                                                           ---------   -----------   --------
         For the three months ended June 30, 2005
         Sales of real estate ..........................   $  97,019   $  62,309     $159,328
         Other resort and communities operations revenue      15,656       2,992       18,648
         Depreciation expense ..........................       1,731         425        2,156
         Field operating profit ........................      17,288      17,955       35,243

         For the three months ended June 30, 2006
         Sales of real estate ..........................   $  91,386   $  50,561     $141,947
         Other resort and communities operations revenue       9,624       3,996       13,620
         Depreciation expense ..........................       2,022         391        2,413
         Field operating profit ........................       2,976      14,577       17,553

         For the six months ended June 30, 2005
         Sales of real estate ..........................   $ 162,663   $ 100,686     $263,349
         Other resort and communities operations revenue      32,218       4,474       36,692
         Depreciation expense ..........................       3,407         843        4,250
         Field operating profit ........................      27,674      25,688       53,362

         For the six months ended June 30, 2006
         Sales of real estate ..........................   $ 165,521   $  98,186     $263,707
         Other resort and communities operations revenue      23,955       6,332       30,287
         Depreciation expense ..........................       3,896         826        4,722
         Field operating profit ........................       6,112      24,356       30,468

Net inventory by business segment:

                                          December 31, 2005     June 30, 2006
                                          -----------------   ------------------

         Bluegreen Resorts ... ........       $173,338             $215,690
         Bluegreen Communities ........         67,631              116,136
                                              --------             --------
         Total                                $240,969             $331,826
                                              ========             ========

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                            ----------------------  ----------------------
                                                               2005        2006        2005        2006
                                                            ----------  ----------  ----------  ----------
         Field operating profit for reportable segments .   $   35,243  $   17,553  $   53,362  $   30,468
         Interest income ................................        8,282       9,499      16,148      17,672
         Gain on sales of notes receivable ..............        4,878          47       9,598         552
         Other (expense) income, net ....................       (2,826)        368      (3,684)       (267)
         Corporate general and administrative expenses ..       (8,856)    (11,565)    (19,255)    (21,640)
         Interest expense ...............................       (4,053)     (3,526)     (7,634)     (6,832)
         Provision for loan losses ......................       (7,476)         --     (12,164)         --
                                                            ----------  ----------  ----------  ----------
         Consolidated income before minority interest and
           provision for income taxes ...................   $   25,192  $   12,376  $   36,371  $   19,953
                                                            ==========  ==========  ==========  ==========

7. Contingencies

      In March 2006, the Tennessee Audit Division (the "Division") advised us that rather than follow through with its previously stated intention to impose a sales tax on the sale of VOIs in Tennessee, it intends to seek to impose a sales tax on the use of accommodations in our Tennessee properties by owners who became members through the purchase of non-Tennessee timeshare interests. The Division is auditing the period from December 1, 2001 through December 21, 2004. The Division has not formally assessed any accommodations or sales tax as of yet, nor has it estimated any assessment. While in the past the timeshare industry has been successful in avoiding the imposition by various states of sales tax on the reservation and use of accommodations by timeshare owners, there is no assurance that such taxes will not be assessed. We intend to vigorously oppose any assessment of accommodations or sales taxes by the Division.

      Bluegreen Southwest One, L.P. ("Southwest"), one of our subsidiaries, is the developer of the Mountain Lakes subdivision in Texas. One of the lakes that is an amenity in the development has not filled to the expected level. This condition has resulted in consumer complaints from property owners. We are reviewing the possible causes for the failure of the lake to fill. We are unable to predict the cause, the potential cost to correct the condition or the consequences in the event that the condition cannot be corrected.

      Also related to the Mountain Lakes subdivision is litigation related to the development of mineral rights within the subdivision. In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Southwest total in the aggregate $25 million. The property owners association has officially filed a cross complaint against the Company, Southwest and individual directors of the property owners association asserting various tort claims. While no assurances can be given with respect to the outcome of litigation, based on information currently available, the Company believes that the claims lack merit and intends to vigorously defend itself in this matter.

8. Subsequent Events

      On July 21, 2006, a newly-formed wholly-owned statutory business trust, Bluegreen Statutory Trust V ("BST V"), issued $15.0 million of trust preferred securities. BST V used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 10.28% through September, 2011 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of September 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST V in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST V's common securities are nearly identical to the trust preferred securities.

      On July 26, 2006, we executed agreements to renew our $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.0%. Interest is due monthly and all outstanding amounts are due on June 30, 2007. We are only allowed to borrow under the line-of-credit in amounts less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of July 28, 2006 the Company had approximately $523,000 of outstanding letters of credit. The line of credit agreement contains certain covenants and conditions typical of arrangements of this type.

      On July 27, 2006, The Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of the Company's common stock. See the Company's Current Report on Form 8-K and registration statement on Form 8-A, both of which were filed on August 2, 2006, for further discussion of the Rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

      o Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

      o   We depend on additional funding to finance our operations.

      o   Our success depends on our ability to market our products efficiently.

      o Increased fuel prices could affect our ability to market VOIs and residential homesites.

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

      o We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.

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

      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, which changes the rules for many aspects of timeshare accounting, including revenue recognition, inventory costing and incidental operations (See Note 1 of the Notes to Condensed Consolidated Financial Statements for more information on SFAS No. 152 and its impact on our financial statements). The adoption of SFAS No. 152, reduced income before cumulative effect of change in accounting principle by $6.1 million or $0.20 per diluted share, and $7.8 million or $0.25 per diluted share for the three and six months ended June 30, 2006, respectively. In addition, the Company recognized a $4.5 million or $0.14 per diluted share charge for the cumulative effect of a change in accounting principle in the six months ended June 30, 2006, for the adoption of SFAS No. 152. Therefore, on a pro forma basis excluding the impact of SFAS 152, net income would have been $12.7 million or $0.41 per diluted share for the three months ended June 30, 2006. On the same pro forma basis, net income would have been $18.4 million or $0.59 per diluted share for the six months ended June 30, 2006. See "Results of Operations" below for a discussion of the impact of the adoption of SFAS 152 on the Resort Division.

      We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. However, as a result of the required adoption of SFAS No. 152, we anticipate that prospectively the majority of our gross revenues and net earnings will be recognized in the quarters ending in September and December of each year, primarily due to the deferral and subsequent recognition of VOI sales revenue. Also, as SFAS No. 152 does not allow the restatement of prior year results of operations, the Company's 2006 quarterly Statements of Income are not easily comparable to the respective 2005 quarterly Statements of Income. Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

      We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect construction and development costs to continue to increase for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. Also, to the extent inflationary trends affect interest rates, a portion of our debt service costs may increase.

      We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. The provisions of SFAS No. 152 require that incentives and other similarly treated items such as customer down payment equity earned through our Sampler program be considered in calculating the required down payment for our VOI sales. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshold is not met, the VOI sale and the related cost of sale and direct selling costs are deferred and not recognized until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. Further, in cases where all development has not been completed, recognition of income is subject to the percentage-of-completion method of accounting.

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

      In addition, we have historically sold vacation ownership receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We have structured our current warehouse purchase facility with Branch Banking & Trust Company ("BB&T") so that sales of vacation ownership receivables through this facility will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables sold to BB&T until such receivables are subsequently included in a properly structured term securitization transaction. We expect this may impact future quarterly earnings patterns as compared to comparable prior periods.

      We continue to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be in a position to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act of 2002. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Critical Accounting Policies and Estimates

      Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our estimated development cost and future sales on recovered VOIs for the purpose of recognizing cost of sales related to VOI sales; our estimate of fair value related to stock-based compensation; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses; intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

                                              Bluegreen                Bluegreen
                                               Resorts                Communities                  Total
                                              ---------               -----------                  -----
                                                    Percentage               Percentage                Percentage
                                         Amount      of Sales     Amount      of Sales      Amount      of Sales
                                       ----------   ----------   ---------   ----------   ----------   ----------
                                                                 (dollars in thousands)
Three months ended June 30, 2005
Sales of real estate................   $   97,019          100%  $  62,309          100%  $  159,328          100%
Cost of real estate sales...........      (19,895)         (21)    (31,214)         (50)     (51,109)         (32)
                                       ----------                ---------                ----------
Gross profit........................       77,124           79      31,095           50      108,219           68
Other resort and communities
    operations revenue..............       15,656           16       2,992            5       18,648           12
Cost of other resort and
    communities operations..........      (16,995)         (18)     (2,368)          (4)     (19,363)         (12)
Selling and marketing expenses......      (53,114)         (55)    (10,447)         (17)     (63,561)         (40)
Field general and
  administrative expenses (1).......       (5,383)          (6)     (3,317)          (5)      (8,700)          (5)
                                       ----------                ---------                ----------
Field operating profit..............   $   17,288           18%  $  17,955           29%  $   35,243           22%
                                       ==========                =========                ==========
Three months ended June 30, 2006
Sales of real estate................   $   91,386          100%  $  50,561          100%  $  141,947          100%
Cost of real estate sales...........      (21,928)         (24)    (27,094)         (54)     (49,022)         (35)
                                       ----------                ---------                ----------
Gross profit........................       69,458           76      23,467           46       92,925           65
Other resort and communities
    operations revenue..............        9,624           11       3,996            8       13,620           10
Cost of other resort and
    communities operations..........       (9,887)         (11)     (3,050)          (6)     (12,937)          (9)
Selling and marketing expenses......      (59,423)         (65)     (7,832)         (15)     (67,255)         (47)
Field general and
  administrative expenses (1).......       (6,796)          (7)     (2,004)          (4)      (8,800)          (6)
                                       ----------                ---------                ----------
Field operating profit..............   $    2,976            3%  $  14,577           29%  $   17,553           12%
                                       ==========                =========                ==========
Six months ended June 30, 2005
Sales of real estate................   $  162,663          100%  $ 100,686          100%  $  263,349          100%
Cost of real estate sales...........      (33,090)         (20)    (50,906)         (51)     (83,996)         (32)
                                       ----------                ---------                ----------
Gross profit........................      129,573           80      49,780           49      179,353           68
Other resort and communities
    operations revenue..............       32,218           20       4,474            4       36,692           14
Cost of other resort and
    communities operations..........      (35,094)         (22)     (3,905)          (4)     (38,999)         (15)
Selling and marketing expenses......      (89,823)         (55)    (18,484)         (18)    (108,307)         (41)
Field general and
  administrative expenses (1).......       (9,200)          (6)     (6,177)          (6)     (15,377)          (6)
                                       ----------                ---------                ----------
Field operating profit..............   $   27,674           17%  $  25,688           26%  $   53,362           20%
                                       ==========                =========                ==========
Six months ended June 30, 2006
Sales of real estate................   $  165,521          100%  $  98,186          100%  $  263,707          100%
Cost of real estate sales...........      (38,975)         (24)    (55,269)         (56)     (94,244)         (36)
                                       ----------                ---------                ----------
Gross profit........................      126,546           76      42,917           44      169,463           64
Other resort and communities
    operations revenue..............       23,955           14       6,332            6       30,287           11
Cost of other resort and
    communities operations..........      (24,536)         (15)     (5,181)          (5)     (29,717)         (11)
Selling and marketing expenses......     (106,856)         (65)    (14,812)         (15)    (121,668)         (46)
Field general and
  administrative expenses (1).......      (12,997)          (8)     (4,900)          (5)     (17,897)          (7)
                                       ----------                ---------                ----------
Field operating profit..............   $    6,112            4%  $  24,356           25%  $   30,468           12%
                                       ==========                =========                ==========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $8.9 million for the three months ended June 30, 2005 and $11.6 million for the three months ended June 30, 2006. Corporate general and administrative expenses totaled

      $19.3 million for the six months ended June 30, 2005 and $21.6 million for
      the  six  months  ended  June  30,  2006.  (See  "Corporate   General  and
      Administrative Expenses," below, for further discussion).

Sales and Field Operations. Consolidated sales decreased $17.3 million from $159.3 million during the three months ended June 30, 2005 to $142.0 million during the three months ended June 30, 2006. Consolidated sales increased $0.4 million from $263.3 million during the six months ended June 30, 2005 to $263.7 million during the six months ended June 30, 2006. Excluding the impact of adopting SFAS No. 152, consolidated sales during the three and six months ended June 30, 2006 would have totaled $163.9 and $289.7 million, respectively.

Bluegreen Resorts. We will use the pro forma presentations below to discuss Bluegreen Resorts results of operations for the 2006 periods, as the pro forma results are more comparable to 2005 than our GAAP results of operations under SFAS No. 152.

                                                                                            Three months ended
                                               Three months ended June 30, 2006                June 30, 2005
                                       --------------------------------------------------------------------------
                                                                  Pro Forma Excluding
                                                                 Impact of SFAS No. 152
                                                                 ----------------------
                                                    Percentage               Percentage                Percentage
                                         Amount      of Sales     Amount      of Sales      Amount      of Sales
                                       ----------   ----------   ---------   ----------   ----------   ----------
Sales of real estate................   $   91,386          100%  $ 113,359          100%  $   97,019          100%
Cost of real estate sales...........      (21,928)         (24)    (23,904)         (21)     (19,895)         (21)
                                       ----------                ---------                ----------
Gross profit........................       69,458           76      89,455           79       77,124           79
Other resort and communities
    operations revenue..............        9,624           11      11,813           10       15,656           16
Cost of other resort and
    communities operations..........       (9,887)         (11)    (12,870)         (11)     (16,995)         (18)
Selling and marketing
    expenses........................      (59,423)         (65)    (61,570)         (54)     (53,114)         (55)
Field general and administrative
    expenses........................       (6,796)          (7)     (6,796)          (6)      (5,383)          (6)
                                       ----------                ---------                ----------
Field operating profit..............   $    2,976            3%  $  20,032           18%  $   17,288           18%
                                       ==========                =========                ==========

                                                                                             Six months ended
                                                Six months ended June 30, 2006                 June 30, 2005
                                       --------------------------------------------------------------------------
                                                                  Pro Forma Excluding
                                                                 Impact of SFAS No. 152
                                                                 ----------------------
                                                    Percentage               Percentage                Percentage
                                         Amount      of Sales     Amount      of Sales      Amount      of Sales
                                       ----------   ----------   ---------   ----------   ----------   ----------
Sales of real estate................   $  165,521          100%  $ 191,498          100%  $  162,663          100%
Cost of real estate sales...........      (38,975)         (24)    (41,299)         (22)     (33,090)         (20)
                                       ----------                ---------                ----------
Gross profit........................      126,546           76     150,199           78      129,573           80
Other resort and communities
    operations revenue..............       23,955           14      27,764           14       32,218           20
Cost of other resort and
    communities operations..........      (24,536)         (15)    (30,188)         (16)     (35,094)         (22)
Selling and marketing
    expenses........................     (106,856)         (65)   (108,978)         (57)     (89,823)         (55)
Field general and administrative
    expenses........................      (12,997)          (8)    (12,997)          (7)      (9,200)          (6)
                                       ----------                ---------                ----------
Field operating profit..............   $    6,112            4%  $  25,800           13%  $   27,674           17%
                                       ==========                =========                ==========

      During the three months ended June 30, 2005 and June 30, 2006, sales of VOIs contributed $97.0 million (61%) and $91.4 million (64%) of our total consolidated sales, respectively. During the six months ended June 30, 2005 and June 30, 2006, sales of VOIs contributed $162.7 million (62%) and $165.5 million (63%) of our total consolidated sales, respectively. Excluding the impact of SFAS No. 152, sales of VOIs during the three and six months ended June 30, 2006 would have contributed $113.4 million (69%) and $191.5 million (66%) of our total consolidated sales, respectively.

      The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                                   Three Months Ended    Six Months Ended
                                                        June 30,             June 30,
                                                   ------------------   -------------------
                                                    2005       2006       2005       2006
                                                   -------    -------   --------    -------
            Number of VOI sales transactions        10,169     11,438     16,858     19,119
            Average sales price per transaction    $ 9,898    $10,344   $  9,992    $10,472
            Gross margin                                79%        79%        80%        78%

      Bluegreen Resorts' sales decreased $5.6 million or 6% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Excluding the impact of SFAS No. 152, sales would have increased $16.3 million or 17% during the three months ended June 30, 2006 compared to the same period in 2005. The pro forma increase was due primarily to same-resort sales increases at many of our sales offices. Same-resort sales increased by approximately 12% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 46% and accounted for approximately 32% of Resort sales during the three months ended June 30, 2006, compared to 25% during the three months ended June 30, 2005. This, combined with a 6% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 81,000 prospects during the three months ended June 30, 2005 to approximately 86,000 prospects during the three months ended June 30, 2006 and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 11% and 10% for the three months ended June 30, 2005 and 2006, respectively. The increase in the number of prospects seen by Bluegreen Resorts and the associated increase in sales was partially due to our four new sales sites opened subsequent to June 30, 2005: an offsite sales office in Atlanta, Georgia (opened in November 2005), an offsite sales office in Chicago, Illinois (opened in February 2006), and sales offices located at two of our new resorts: the Carolina Grande in Myrtle Beach, South Carolina (opened in March 2006), and Daytona Seabreeze in Daytona Beach Shores, Florida (opened in December 2005). The increase in the average sales price per transaction, primarily due to a system-wide price increase effective January 1, 2006, reflected in the above table also contributed to the increase in sales.

      Bluegreen Resorts' sales increased $2.9 million or 2% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Excluding the impact of SFAS No. 152, sales would have increased $28.8 million or 18% during the six months ended June 30, 2006 compared to the same period in 2005. The pro forma increase was due primarily to same-resort sales increases at many of our sales offices. Same-resort sales increased by approximately 13% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 51% and accounted for 33% of Resort sales during the six months ended June 30, 2006, compared to 25% during the six months ended June 30, 2005. This, combined with a 10% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 134,000 prospects during the six months ended June 30, 2005 to approximately 148,000 prospects during the six months ended June 30, 2006, and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 11% and 10% for the six months ended June 30, 2005 and 2006, respectively. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our four new sales sites, as described above. The increase in the average sales price per transaction reflected in the above table also contributed to the increase in sales.

      Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three and six months ended June 30, 2006, our gross margin was impacted by the application of SFAS No. 152 and the sale of vacation ownership interests in higher cost resorts as a result of rising construction costs, partially offset by increased sales of vacation ownership interests in The Fountains resort, which has a relatively low associated product cost, and the previously discussed price increase. We expect that Bluegreen Resorts' gross margin will remain within the 75-77% range during 2006.

      Other resort operations revenue decreased $6.0 million or 39% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Other resort operations revenue decreased $8.3 million or 26% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The adoption of SFAS No. 152 had the impact of decreasing other resort operations revenue due to the reclassification of rental proceeds from other resort operations revenue to net against cost of other resort operations, partially offset by the classification of revenue for sales incentives to other resort operations revenue. Excluding the impact of SFAS No. 152, other resort operations revenue would have decreased $3.8 million or 25% and $4.5 million or 14% during the three and six months ended June 30, 2006, respectively, as compared to the same periods in the prior year. These pro forma decreases represent lower sales of mini-vacation packages on behalf of third parties partially offset by increases in fees earned by our wholly-owned title company as well as higher resort management fees earned by our resort management company. Resort management fees increased in the aggregate due to an increase in the number of resorts to which such services are provided.

      Cost of other resort operations decreased $7.1 million or 42% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Cost of other resort operations decreased $10.6 million or 30% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The adoption of SFAS No. 152 had the impact of decreasing cost of other resort operations due primarily to the reclassification of rental proceeds from other resort operations revenue and reclassification of the net proceeds of the Sampler program from selling and marketing expenses to a reduction to cost of other resort operations. Excluding the impact of SFAS No. 152, cost of other resort operations would have decreased $4.1 million or 24% and $4.9 million or 14% during the three and six months ended June 30, 2006, respectively, as compared to the same periods in the prior year. These pro forma decreases represent lower cost of mini-vacations sold on behalf of third parties, due to the reduction in related revenues, partially offset by higher subsidies incurred relative to the property owners' associations that maintain our resorts.

      Selling and marketing expenses for Bluegreen Resorts increased $6.3 million or 12% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Selling and marketing expenses for Bluegreen Resorts increased $17.0 million or 19% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of sales, selling and marketing expenses increased from 55% during the three months ended June 30, 2005 to 65% during the three months ended June 30, 2006. The adoption of SFAS No. 152 had the impact of increasing selling and marketing expenses as a percentage of sales as a result of the immediate recognition of marketing expenses associated with certain VOI sales that have not yet been recognized, and due to the reclassification of the net profits of the Sampler program from selling and marketing expenses to a reduction of cost of other resort operations revenue. Excluding the impact of SFAS No. 152, selling and marketing expense would have increased $8.5 million or 16% and $19.2 million or 21% during the three and six months ended June 30, 2006 as compared to the same periods in 2005. As a percentage of sales, on a pro forma basis, selling and marketing expenses decreased from 55% during the three months ended June 30, 2005 to 54% during the three months ended June 30, 2006 and increased from 55% during the six months ended June 30, 2005 to 57% during the six months ended June 30, 2006. The increase in selling and marketing expense during the six months ended June 30, 2006 as compared to the same period in 2005 reflects a general increase in overall marketing expenses, including start-up costs related to new marketing alliances and higher marketing expenses as a percentage of sales at our newly opened off-site sales offices. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      Field general and administrative expenses for Bluegreen Resorts increased $1.4 million or 26% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Field general and administrative expenses for Bluegreen Resorts increased $3.8 million or 41% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. These increases were due primarily to the incremental cost of opening and operating our new sales offices.

      Approximately $37.0 million and $20.8 million of sales and field operating profit, respectively, were deferred under SFAS No. 152, as of June 30, 2006.

Bluegreen Communities. During the three months ended June 30, 2005 and June 30, 2006, Bluegreen Communities generated $62.3 million (39%) and $50.6 million (36%) of our total consolidated sales, respectively. During the six months ended June 30, 2005 and June 30, 2006, Bluegreen Communities generated $100.7 million (38%) and $98.2 million (37%) of our total consolidated sales, respectively.

      The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                                   Three Months Ended    Six Months Ended
                                                   ------------------   -------------------
                                                   June 30,   June 30,   June 30,   June 30,
                                                    2005       2006       2005       2006
                                                   -------    -------   --------    -------
            Number of homesites sold                   776        520      1,411        954
            Average sales price per homesite       $83,159    $92,690   $ 79,711    $82,785
            Gross margin                                50%        46%        49%        44%

      Bluegreen Communities' sales decreased $11.7 million or 19% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This was due to the substantial sell-out of six of our communities subsequent to June 30, 2005, primarily Traditions of Braselton, our golf course community in Braselton, Georgia, and Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia. There were no sales at Traditions of Braselton during the three months ended June 30, 2006 as compared to $15.2 million during the three months ended June 30, 2005. Sales recognized at Sanctuary Cove decreased by $4.2 million, due to the substantial sellout of all three phases of the community. Additionally, we experienced sales decreases at Catawba Falls (Black Mountain, NC), Saddle Creek Forest (near Houston, TX), Silver Lakes Ranch (Sunset, TX) and Sugar Tree on the Brazos (outside Fort Worth, TX) of $1.0 million, $2.0 million, $1.0 million, and $1.7 million, respectively. The decrease in Communities sales was partially offset by sales increases at certain of our existing communities and sales at communities which opened for sales after June 30, 2005 (the "New Communities"). The New Communities were: The Settlement at Patriot Ranch, located near San Antonio, which commenced sales in August 2005, and recognized sales of $2.1 million during the second quarter of 2006; and, Havenwood at Hunter's Crossing, located near San Antonio, Texas, which was purchased in July 2005 and recognized sales of $1.8 million in the second quarter of 2006. In addition to the New Communities, we experienced sales increases at Mystic Shores (Canyon Lake, TX), Lake Ridge at Joe Pool Lake (Cedar Hill, TX), Mountain Springs Ranch (Canyon Lake, TX), and Chapel Ridge (Chapel Hill, NC) of $1.2 million, $2.8 million, $4.7 million, and $3.1 million, respectively.

      Bluegreen Communities' sales decreased $2.5 million or 2% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease was primarily due to the substantial sell-out of Traditions of Braselton and Sanctuary Cove. There were no sales at Traditions of Braselton during the six months ended June 30, 2006 as compared to $21.6 million during the six months ended June 30, 2005. Sales at Sanctuary Cove decreased by $13.9 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. In addition, Brickshire (New Kent, VA), Quail Springs (Weatherford, TX), Silver Lakes Ranch (Sunset, TX) and Ridgelake Shores (Magnolia, TX) were substantially sold out prior to 2006. Sales also decreased at Sugar Tree on the Brazos. These sales decreases were partially offset by sales at the New Communities. The New Communities, The Settlement at Patriot Ranch and Havenwood at Hunter's Crossing, both recognized an increase of $3.1 million each in the period ended June 30, 2006 as compared to 2005. In addition to the New Communities, we recognized increased sales at Fairway Crossing (Huffman, TX), Lake Ridge (Cedar Hill, TX), Mystic Shores (Canyon Lake, TX), Mountain Springs (Canyon Lake, TX), Catawba Falls (Black Mountain, NC), Saddle Creek Forest (Magnolia, TX) and Chapel Ridge (Chapel Hill, NC) of $1.2 million, $4.2 million, $3.8 million, $6.3 million, $2.9 million, $3.8 million, and $3.9 million respectively. Sales in 2006 also benefited from a $7.0 million bulk sale of property near San Diego, California.

      In March 2006, we purchased The Bridges at Preston Crossings, an approximately 1,580-acre planned golf community in Grayson County, Texas, which is located just outside of Dallas, for $26.1 million. Additionally, in April 2006, we purchased Vintage Oaks at the Vineyards, a 3,300 acre parcel in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. We also acquired 130 acres in April 2006 for $0.7 million for Saddle Creek Ranch in Magnolia, TX, a follow-on community from our successful Saddle Creek Forest. In June 2006, we completed the purchase of a 953 acre parcel in College Station, Texas, located northwest of Houston. It was purchased for $3.1 million and is expected be developed into a community with 432 homesites. Based on our assessment of current estimated retail prices and the expected number of homesites to be offered, we currently believe that these recent acquisitions will, in the aggregate, generate estimated life-of-project sales of approximately $318.2 million over an eight year period. Sales at these new properties are expected to commence in the fourth quarter of 2006.

      As noted above, certain of our properties substantially sold out earlier in 2005 than previously anticipated as a result of the continued strong demand for our communities. We have acquired the New Properties and, although there is no assurance that we will be successful, we are continuing to pursue the acquisition of properties in markets where we currently conduct business and in new regions of the country, in order to maintain appropriate levels of properties in our portfolio.

      Bluegreen Communities' gross margin decreased from 50% during the three months ended June 30, 2005 to 46% during the three months ended June 30, 2006. Additionally, gross margin decreased from 49% during the six months ended June 30, 2005 to 44% during the six months ended June 30, 2006. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales and is expected to approximate these percentages for the foreseeable future. In addition, during the six months ended June 30, 2006, gross margin was negatively impacted by the bulk sale of property near San Diego, California, which had a relatively low margin, resulting in a 44% gross margin at Bluegreen Communities during the period.

      Selling and marketing expenses for Bluegreen Communities decreased $2.6 million or 25% during the three months ending June 30, 2006 as compared to the same period in 2005. Selling and marketing expenses decreased $3.7 million or 20% during the three months ending June 30, 2006 as compared to the same period in 2005. Selling and marketing expenses for Bluegreen Communities decreased as a percentage of sales from 17% to 15% during the three months ended June 30, 2005 and 2006, and from 18% to 15% during the six months ended June 30, 2005 and June 30, 2006, respectively. These expenditures decreased due to lower sales for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. In addition, these expenses were lower as a result of a relatively lower commission on the bulk sale of property near San Diego, California in the six months ended June 30, 2006.

      Bluegreen Communities' general and administrative expenses decreased $1.3 million or 40% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, and decreased $1.2 million or 21% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease in general and administrative expenses was due to the closure of five sales offices in the second half of 2005. The offices at Silver Lakes Ranch, Mountain Lakes Ranch, Quail Springs Ranch, Brickshire, and the Traditions of Braselton were closed as a result of the substantial sell out of these locations.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various, centralized support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $8.9 million and $11.6 million during the three months ended June 30, 2005 and June 30, 2006, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 6% and 8% during the three months ended June 30, 2005 and June 30, 2006, respectively. Corporate general and administrative expenses were $19.3 million and $21.6 million for the six months ended June 30, 2005 and June 30, 2006, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 7% and 8% during the six months ended June 30, 2005 and June 30, 2006, respectively.

      The increase in corporate general and administrative expenses during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, reflects the continued expansion of our corporate facilities and increases in personnel and other expenses incurred in our information technology, accounting and acquisition and development areas to support our growth. Also contributing to higher corporate general and administrative expenses in 2006 is the recognition of stock-based compensation as a result of adopting the provisions of SFAS No. 123R. During the three and six months ended June 30, 2006, expense recognized under SFAS No. 123R was $0.4 million and $0.9 million, respectively.

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $8.3 million and $9.5 million during the three months ended June 30, 2005 and June 30, 2006, respectively. Interest income totaled $16.1 million and $17.7 million during the six months ended June 30, 2005 and June 30, 2006, respectively. The increase in interest income during the three and six months ended June 30, 2006 as compared to the same period in 2005 was due to higher average vacation ownership notes receivable balance during 2006 as compared to 2005.

Gain on Sales of Notes Receivable. During the three months ended June 30, 2005 and June 30, 2006, we sold $45.0 million and $16.6 million, respectively, of notes receivable pursuant to our off-balance sheet vacation ownership receivables purchase facilities in place during the respective periods. In connection with these sales, we recognized gains on sales of notes receivable of $4.8 million and $2.7 million during the three months ended June 30, 2005 and June 30, 2006, respectively. As a result of adopting SFAS No. 152, approximately $2.6 million of the gain was reflected as an increase to VOI sales during the three months ended June 30, 2006.

      During the six months ended June 30, 2005 and June 30, 2006, we sold $89.9 million and $57.5 million, respectively, of notes receivable and recognized gains totaling $9.6 million and $9.7 million, respectively. As a result of adopting SFAS No. 152, approximately $9.2 million of the gain was reflected as an increase to VOI sales during the six months ended June 30, 2006.

      The amount of gain recognized on sales of notes receivable during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities that qualify for off-balance sheet (or "sales") treatment under SFAS No. 140, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the applicable vacation ownership receivables purchase facility (as described further below) and management's discretion as it relates to the timing and amount of receivables to sell as well as management's selection of which facility to utilize for such sale. The United States generally accepted accounting principles governing the accounting for our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures in the future. We currently intend to structure certain of our vacation ownership receivables purchase facilities, specifically those that are used to accumulate receivables pending a term securitization transaction, in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. Accordingly, no gains or losses will be recognized on the sales of receivables to such facilities until the receivables are included in an appropriately structured term securitization transaction. This accounting treatment is expected to increase the volatility of our quarterly earnings prospectively, but is not anticipated to materially impact annual earnings.

Interest Expense. Interest expense was $4.1 million and $3.5 million during the three months ended June 30, 2005 and June 30, 2006, respectively. Interest expense was $7.6 million and $6.8 million during the six months ended June 30, 2005 and June 30, 2006, respectively. The decrease in interest expense during the three and six months ended June 30, 2006 as compared to the comparable period ended June 30, 2005 was primarily as a result of increased capitalized interest on current development activity offset by the impact of higher average debt outstanding and rising interest rates.

      Total interest expense capitalized to construction in progress was $2.4 million and $4.7 million for the three and six months ended June 30, 2005, respectively, and $3.5 million and $5.8 million for the three and six months ended June 30, 2006, respectively.

Provision for Loan Losses. During the three and six months ended June 30, 2005 we recorded a provision for loan losses of $7.5 million and $12.2 million, respectively. This provision was based on the Company's estimate of the expected performance of our vacation ownership notes receivable, reduced by the value of the underlying inventory that is anticipated to be recovered upon default. Effective January 1, 2006, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries and further requires that the provision for loan losses for vacation ownership receivables be reflected as a reduction of VOI sales. During the three and six months ended June 30, 2006, we recorded provisions for loan losses of $15.3 million and $25.9 million, respectively, as a reduction to VOI sales.

      The allowance for loan losses by division as of December 31, 2005 and June 30, 2006 was as follows:

                                        Bluegreen    Bluegreen
                                         Resorts    Communities     Other       Total
                                        ---------   -----------   ---------   ---------
                                                    (dollars in thousands)
      December 31, 2005:
      Notes receivable ..............   $ 131,058     $   7,408   $     186   $ 138,652
      Allowance for loan losses .....     (10,466)         (217)       (186)    (10,869)
                                        ---------     ---------   ---------   ---------
      Notes receivable, net .........   $ 120,592     $   7,191   $      --   $ 127,783
                                        =========     =========   =========   =========
      Allowance as a % of gross notes
        receivable ..................           8%            3%        100%          8%
                                        =========     =========   =========   =========

      June 30, 2006:
      Notes receivable ..............   $ 183,353     $   7,210   $     186   $ 190,749
      Allowance for loan losses .....     (17,173)         (159)       (186)    (17,518)
                                        ---------     ---------   ---------   ---------
      Notes receivable, net .........   $ 166,180     $   7,051   $      --   $ 173,231
                                        =========     =========   =========   =========
      Allowance as a % of gross notes
        receivable ..................           9%            2%        100%          9%
                                        =========     =========   =========   =========

      The allowance for loan losses for Bluegreen Resorts increased as a percentage of the notes receivable balance at June 30, 2006 compared to December 31, 2005 due to the implementation of SFAS 152, which requires that the estimated losses on originated mortgages exclude an estimate for the value of the recovered inventory as such recoveries are required to be considered in inventory costing.

Other Income and Expense, Net. Other expense, net was $2.8 million for the three months ended June 30, 2005 as compared to other income, net of $368,000 for the three months ended June 30, 2006. Other expense, net was $3.7 million and $267,000 for the six month periods ended June 30, 2005 and 2006, respectively. The decrease in other income and expense, net, during the six months ended June 30, 2006 and the increase in other income, net during the three months ended June 30, 2006 as compared to the comparable prior year periods was primarily a result of the 2005 recognition of a

$1.7 million loss on early extinguishment of $55.0 million of our 10.5% Senior Secured Notes and higher amortization of legal and other expenses related to our vacation ownership receivables purchase facilities.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $948,000 and $1.7 million during the three months ended June 30, 2005 and June 30, 2006, respectively. Minority interest in income of consolidated subsidiary was $1.7 million $2.7 million during the six months ended June 30, 2005 and June 30, 2006, respectively.

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152. The adoption of SFAS No. 152 on January 1, 2006 resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle primarily consists of the deferral of VOI sales and related costs for sales that were previously recognized but did not meet the required down payment threshold at January 1, 2006, due to sales incentives provided to buyers and the treatment of our Sampler program, and the related tax benefit, net of the cumulative effect of change in accounting principle charge related to the minority interest in the Subsidiary.

Summary. Based on the factors discussed above, our net income was $14.9 million and $6.6 million during the three months ended June 30, 2005 and June 30, 2006, respectively. Net income for the six months ended June 30, 2005 and 2006 was $21.3 million and $6.1 million, respectively.

Changes in Financial Condition

      The following table summarizes our cash flows for the six months ended June 30, 2005 and June 30, 2006 (in thousands):

                                                                             Six months ended
                                                                       June 30, 2005   June 30, 2006
                                                                       -------------   -------------

            Cash flows provided (used) by operating activities......   $    35,180     $  (32,329)
            Cash flows (used) provided by investing activities......        (7,063)         1,367
            Cash flows (used) provided by financing activities......       (34,465)        16,895
                                                                       -----------     ----------
            Net decrease in cash....................................   $    (6,348)    $  (14,067)
                                                                       ===========     ==========

Cash Flows From Operating Activities. Cash flows provided by operating activities decreased $67.5 million or 192% from an inflow of $35.2 million during the six months ended June 30, 2005 to an outflow of $32.3 million during the six months ended June 30, 2006. The decrease in cash flows provided by operating activities during the six months ended June 30, 2006 compared to the same period the prior year was primarily driven by higher inventory acquisition and development spending and an increase in notes receivable due to increased VOI sales. Offsetting the decrease in cash flows from operations was higher proceeds from the sale of and borrowings collateralized by notes receivable, net of payments, during the six months ended June 30, 2006 as compared to the same period in 2005.

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

Cash Flows From Investing Activities. Cash flows provided by investing activities increased $8.4 million or 119% from an outflow of $7.1 million during the six months ended June 30, 2005 to an inflow of $1.4 million during the six months ended June 30, 2006, respectively. This increase was due primarily to higher amounts of cash received from our retained interests in notes receivable sold partially off-set by higher cash expenditures for property and equipment during the six months ended June 30, 2005 as compared to the six months ended June 30, 2006. In addition, during the six months ended June 30, 2006, we capitalized investments of $464,000 as compared to $1.8 million during the six months ended June 30, 2005, into statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see "Liquidity and Capital Resources").

Cash Flows From Financing Activities. Cash flows provided by financing activities increased $51.4 million or 149% from a cash outflow of $34.5 million during the six months ended June 30, 2005 to a cash inflow of $16.9 million during the six months ended June 30, 2006. This increase was due primarily to the redemption of $55.0 million of our 10.5% Senior Secured Notes as well as lower borrowings, net of re-payments, under our credit facilities during the six months ended June 30, 2005 as compared to the six months ended June 30, 2006. These increases were partially offset by the receipt of $59.3 million of proceeds in connection with our issuance of the junior subordinated debentures in the six months ended June 30, 2005, as compared to only $15.5 million of such proceeds in the six months ended June 30, 2006.

Liquidity and Capital Resources

      Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold,
(iv) principal and interest payments on the purchase money mortgage loans and contracts for deed owned arising from sales of VOIs and homesites and (v) net cash generated from other resort services and other communities operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. Our capital resources are used to support our operations, including
(i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), it is necessary for us to continually acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for growth.

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

      We currently intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we intend to continue to focus Bluegreen Communities' activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

      The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2006. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2006. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, and borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation  Ownership   Receivables   Purchase   Facilities  -  Off-Balance  Sheet
Arrangements

      Our ability to monetize our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum down payment of 10% of the purchase price in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the six months ended June 30, 2006, approximated 64% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The GE Purchase Facility. In March 2006, we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Capital Corporation ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, we will act as servicer under the GE Purchase Facility for a fee.

      The GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the GE Purchase Facility; (iii) our failure to perform our covenants in the GE Purchase Facility; (iv) our commencement of a bankruptcy or similar proceedings; (v) the amount of any advance under the GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach
(a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.3 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures and receivable-backed debt of no more than $600 million) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club falling below approximately 930.7 million points; (xiii) our ceasing to conduct the vacation ownership business or to originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the GE Purchase Facility.

      The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. On March 28, 2006, the Company sold $22.3 million in vacation ownership receivables under the GE Purchase Facility. On May 23, 2006, we sold an additional $16.6 million in vacation ownership receivables pursuant to the GE Purchase Facility. As of June 30, 2006, the remaining availability under the GE Purchase Facility was $89.9 million, subject to eligibility requirements and fulfillment of conditions precedent.

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

      The GE Purchase Facility discussed above and the BB&T Purchase Facility discussed under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories" are the only ongoing receivables purchase facilities under which we currently have the ability to sell receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

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

      The following is a summary of significant financial information related to the GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                                             December 31,
                                                                                 2005        June 30, 2006
                                                                             -------------   -------------
      On Balance Sheet:
      Retained interests in notes receivable sold .......................       $ 105,696      $  100,395

      Off Balance Sheet:
      Notes receivable sold without recourse ............................         429,403         424,459
      Principal balance owed to note receivable purchasers ..............         396,679         397,089

                                                                                  Three months ended
                                                                             June 30, 2005   June 30, 2006
                                                                             -------------   -------------
      Income Statement:
      Gain on sales of notes receivable .................................       $   4,878      $       47
      Interest accretion on retained interests in notes receivable sold .           2,354           2,606
      Servicing fee income ..............................................           1,107           1,676

                                                                                   Six months ended
                                                                             June 30, 2005   June 30, 2006
                                                                             -------------   -------------
      Income Statement:
      Gain on sales of notes receivable .................................       $   9,598      $      552
      Interest accretion on retained interests in notes receivable sold .           4,362           5,184
      Servicing fee income ..............................................           2,298           3,322

Credit Facilities for Bluegreen's Receivables and Inventories

      In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of June 30, 2006 (see further discussion below):

                                          Borrowings
                        Outstanding       During the       Advance Period
                       Borrowings as      Six Months         Expiration;                                          Rate as
                        of June 30,       Ended June          Borrowing           Borrowing        Borrowing      of June
  Credit Facility           2006           30, 2006           Maturity              Limit             Rate        30, 2006
--------------------------------------------------------------------------------------------------------------------------
The GMAC               $ 20.5 million         --         February 15, 2008;    $ 75.0 million    30-day LIBOR      9.33%
Receivables                                              February 15, 2015                          + 4.00%
Facility

The GMAC               $ 56.6 million   $ 36.4 million   February 15, 2008;    $ 150.0 million   30-day LIBOR      9.83%
AD&C Facility                                            August 15, 2013                            + 4.50%

The RFL A&D                  --               --         January 10, 2007;     $ 50.0 million    30-day LIBOR      9.23%
Facility                                                 January 10, 2008                        + 3.90% (Min.
                                                                                                    6.90%)

The Foothill           $ 2.4 million          --         December 31, 2006;    $ 30.0 million    Prime + 0.25%     8.50%
Facility                                                 December 31, 2008                       (Min. 4.00%);       to
                                                                                                      to           9.50%
                                                                                                 Prime + 1.25%

The GMAC               $ 58.6 million   $ 70.2 million   September 30, 2008;   $ 75.0 million    Prime + 1.00%     9.25%
Communities                                              September 30, 2009
Facility

The BB&T               $ 29.7 million   $ 29.7 million   May 25, 2008;         $ 137.5 million      LIBOR +        6.58%
Receivable                                               March 5, 2019                               1.25%
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than February 15, 2015. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at 30-day LIBOR plus 4.00% (9.33% at June 30, 2006). Interest payments are due monthly. During the six months ended June 30, 2006, we did not pledge any vacation ownership receivables under the GMAC Receivables
Facility. As of June 30, 2006, $20.5 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with a $75.0 million acquisition, development and construction revolving credit facility for Bluegreen Resorts, which was increased to $150.0 million in February 2006 (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Indebtedness under the facility, as amended in February 2006, bears interest at 30-day LIBOR plus 4.50% (9.83% at June 30, 2006). Interest payments are due monthly. During the six months ended June 30, 2006, we borrowed $36.4 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the Carolina Grande resorts and to finance the acquisition of property in Las Vegas, Nevada and Williamsburg, Virginia. As of June 30, 2006, $56.6 million was outstanding under the GMAC AD&C Facility.

The RFL A&D Facility. In January 2005, we entered into a $50.0 million revolving credit facility with Resort Finance, LLC ("RFL") (the "RFL A&D Facility"). We use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by the following: 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. Indebtedness under the facility bears interest at 30-day LIBOR plus 3.90%, subject to a 6.90% floor (9.23% at June 30, 2006). Interest payments are due monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. There were no outstanding amounts due under this facility as of June 30, 2006.

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

The BB&T Purchase Facility. In June 2006, we executed agreements for a $137.5 million vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with BB&T. While ownership of the receivables was transferred for legal purposes, the transfer of the receivables under the facility will be accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet.

The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million through May 2008.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.5% at June 30, 2006). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at June 30, 2006) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at June 30, 2006). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. Borrowings under the Foothill Facility are available through December 31, 2006. Outstanding indebtedness collateralized by receivables is due December 31, 2008. At June 30, 2006, the outstanding principal balance under the facility was $2.4 million, approximately $1.7 million of which relates to Bluegreen Communities' receivables borrowings and approximately $674,000 of which relate to Bluegreen Resorts' receivables borrowings under the Foothill Facility.

The GMAC Communities Facility. In May 2005 and again in March 2006, we amended our existing $75.0 million revolving credit facility with RFC (the "GMAC Communities Facility"). The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunters' Crossing (New Braunfels, Texas); The Bridges of Preston Crossings (Grayson County, Texas); and Vintage Oaks at the Vineyards (New Braunfels, Texas). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Borrowings can be drawn in conjunction with these projects through September 30, 2008. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. The outstanding principal balance of any borrowings under the GMAC Communities Facility must be repaid by September 30, 2009. The interest charged on outstanding borrowings is at the prime lending rate plus 1.00% (9.25% at June 30, 2006). Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. In March 2006, we borrowed $18.2 million under the GMAC Communities Facility for the acquisition of The Bridges of Preston Crossings and an additional $9.0 million for general corporate purposes. In April of 2006, we borrowed $19.0 million for the purchase of Vintage Oaks at the Vineyards, and $9.0 million for general corporate purposes. In June 2006, we borrowed $15.0 million for general corporate purposes. As of June 30, 2006, $58.6 million was outstanding under the GMAC Communities Facility.

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

      We had the following junior subordinated debentures outstanding at June 30, 2006 (dollars in thousands):

                             Outstanding
                              Amount of      Initial              Fixed     Variable   Beginning
                                Junior       Equity              Interest   Interest    Optional
                             Subordinated      To       Issue      Rate       Rate     Redemption   Maturity
             Trust            Debentures      Trust     Date       (1)        (2)         Date        Date
      ------------------------------------------------------------------------------------------------------
      Bluegreen Statutory                                                    LIBOR
      Trust I                    $ 23,196    $   696   3/15/05     9.160%   + 4.90%      3/30/10     3/30/35
      Bluegreen Statutory                                                    LIBOR
      Trust II                     25,774        774   5/04/05     9.158%   + 4.85%      7/30/10     7/30/35
      Bluegreen Statutory                                                    LIBOR
      Trust III                    10,310        310   5/10/05     9.193%   + 4.85%      7/30/10     7/30/35
      Bluegreen Statutory                                                    LIBOR
      Trust IV                     15,464        464   4/24/06    10.130%   + 4.85%      6/30/11     6/30/36
                             -----------------------

                                 $ 74,744    $ 2,244
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

      On July 21, 2006 another of our wholly-owned statutory business trusts, BST V, issued $15.0 million of trust preferred securities. BST V used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 10.28% through September, 2011 and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of September 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST V in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST V's common securities are nearly identical to the trust preferred securities.

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

Unsecured Credit Facility

We have a $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (7.33% at June 30, 2006). Interest is due monthly and all outstanding amounts are due on June 30, 2007. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2006, no borrowings were outstanding under the line. However, an aggregate of $530,000 of irrevocable letters of credit were provided under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2006. This line-of-credit is an available source of short-term liquidity for us, although we have not drawn any borrowings under this facility recently.

Commitments

      Our material commitments as of June 30, 2006 include the required payments due on our receivable-backed debt, lines of credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of June 30, 2006, by period due (in thousands):

                                                            Payments Due by Period
                                             -----------------------------------------------------

                                             Less than    1 -- 3     4 -- 5    After 5
            Contractual Obligations           1 year      Years      Years      Years      Total
      -----------------------------------    ---------   --------   --------   --------   --------
      Receivable-backed notes payable         $     18   $  6,370   $     --   $ 50,249   $ 56,637
      Lines-of-credit and notes payable         15,569     63,383     59,116      3,460    141,528
      10.50% senior secured notes payable           --     55,000         --         --     55,000
      Junior subordinated debentures                --         --         --     74,744     74,744
      Noncancelable operating leases             9,177     14,841      9,787      4,132     37,937
                                             ---------   --------   --------   --------   --------
      Total contractual obligations           $ 24,764   $139,594   $ 68,903   $132,585   $365,846
                                             =========   ========   ========   ========   ========

                                                            Payments Due by Period
                                             -----------------------------------------------------

                                             Less than    1 -- 3     4 -- 5    After 5
           Interest Obligations (1)           1 year      Years      Years      Years      Total
      -----------------------------------    ---------   --------   --------   --------   --------
      Receivable-backed notes payable         $  4,915   $  9,491   $  8,734   $ 13,755   $ 36,895
      Lines-of-credit and notes payable         12,356     16,607      1,925      5,024     35,912
      10.50% senior secured notes payable        5,775      7,218         --         --     12,993
      Junior subordinated debentures             7,000     14,000     14,000    169,302    204,302
                                             ---------   --------   --------   --------   --------
      Total contractual obligations           $ 30,046     47,316   $ 24,659   $188,081   $290,102
                                             =========   ========   ========   ========   ========

      (1) For interest on variable rate debt we have assumed that the interest rate remains the same as the rate at June 30, 2006.

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

      As noted above, we have $530,000 in letters-of-credit outstanding at June 30, 2006, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire December 31, 2006, were required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

      We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $18.8 million as of June 30, 2006. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $53.9 million as of June 30, 2006. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Item 4. Controls and Procedures.

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      b) There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Southwest total in the aggregate $25 million. The property owners association has officially filed a cross complaint against the Company, Southwest and individual directors of the property owners association asserting various tort claims. While no assurances can be given with respect to the outcome of the litigation, based on information currently available, the Company believes that the claims lack merit and intends to vigorously defend itself in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We did not purchase any of our equity  securities  registered  pursuant to
Section 12 of the Securities Exchange Act of 1934. From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2006, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

      On May 16, 2006, the Company held its annual meeting of shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

      a) The election of four directors for a term of three years expiring at the 2009 annual meeting of shareholders. Votes recorded, by nominee, were as follows:

                                                  Shares Voted
                                  ---------------------------------------------
                   Nominee           For       Against    Abstain      Total
             -------------------  ----------   -------   ---------   ----------
             Norman H. Becker     28,069,658     --      1,015,596   29,085,254
             Robert F. Dwors      28,883,241     --        202,013   29,085,254
             J. Larry Rutherford  28,070,128     --      1,015,126   29,085,254
             Arnold Sevell        28,070,363     --      1,014,891   29,085,254

            The Company's Board of Directors is divided into three classes that have terms expiring at the Company's Annual Meeting of Shareholders over the next three years.

      b) The approval of the 2006 Performance-Based Annual Incentive Plan. Our stockholders voted to approve this proposal with 28,750,543 votes for and 314,360 votes against. There were 20,351 abstentions.

Item 6. Exhibits.

        Exhibits:

        4.1 Bluegreen Corporation and Mellon Investor Services LLC, Rights Agreement dated July 27, 2006 (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated August 2, 2006).

        10.63 Trust Agreement of Bluegreen Statutory Trust V among Bluegreen Corporation as Depositor, Wilmington Trust Company as Trustee and Property Trustee, dated as of July 19, 2006.

        10.64 Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of July 21, 2006 (Bluegreen Statutory Trust V).

        10.65 Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of July 21, 2006.

        10.137* Employment Agreement between Bluegreen Corporation and George F.
                Donovan, dated as of June 28, 2006.

        10.160 Fifth Amended and Restated Loan Agreement, dated July 26, 2006 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A., for $15 million, unsecured, revolving line-of-credit due June 30, 2007.

        10.161 Fifth Amended and Restated Promissory Note dated July 26, 2006 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A., for $15 million, unsecured, revolving line-of-credit due June 30, 2007.

        10.211  Purchase and Contribution Agreement,  dated as of May 1, 2006 by
                and  among  Bluegreen   Corporation  as  Seller,  and  Bluegreen
                Timeshare Finance Corporation I as Depositor.

        10.212 Indenture dated May 1, 2006 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust ,Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent.

        10.213 Sale Agreement dated May 1, 2006, among Bluegreen Timeshare Finance Corporation I as Depositor and BXG Timeshare Trust I as Issuer.

        10.214 Note Funding Agreement dated May 1, 2006 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties, and Branch Banking and Trust Company as Agent.

        10.215 Standard Definitions to Indenture dated May 1, 2006 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust ,Inc. as Club Trustee, Concord Servicing
                Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent.

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

        * Compensation plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLUEGREEN CORPORATION
                                              (Registrant)


Date: August 9, 2006                By:   /S/ GEORGE F. DONOVAN
                                          -------------------------------------
                                          George F. Donovan
                                          President and
                                          Chief Executive Officer


Date: August 9, 2006                By:   /S/ ANTHONY M. PULEO
                                          -------------------------------------
                                          Anthony M. Puleo
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)


Date: August 9, 2006                By:   /S/ RAYMOND S. LOPEZ
                                          -------------------------------------
                                          Raymond S. Lopez
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)