Form 10-Q
period 2006-09-30
BLUEGREEN CORP
filed 2006-11-09
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number:   0-19292

                                 [LOGO OMITTED]

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

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

      Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2006, there were 30,565,882 shares of the registrant's common stock, $0.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                                 Page
        Condensed Consolidated Balance Sheets at December 31, 2005 and September 30, 2006 .............    3

        Condensed Consolidated Statements of Income - Three months ended September 30, 2005 and 2006 ..    4

        Condensed Consolidated Statements of Income - Nine months ended September 30, 2005 and 2006 ...    5

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2006    6

        Notes to Condensed Consolidated Financial Statements ..........................................    8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........   25

Item 4. Controls and Procedures .......................................................................   46

                                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................   46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...................................   47

Item 5. Other Information .............................................................................   47

Item 6. Exhibits ......................................................................................   47

Signatures ............................................................................................   49

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," "Bluegreen Vacation Club(R)," "Colorful Places To Live And Play(R)," "You're Going To Like What You See!(R)," "Encore Rewards(R)," "Outdoor Traveler Logo(R)," and the "Bluegreen Logo(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM) ," "The Lodge Alley Inn(TM)," "Carolina
Grande(TM)" "Harbour Lights(TM)," "Patrick Henry Square(TM)", "SeaGlass Tower(TM)" "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Havenwood at Hunter's CrossingTM, "Vintage Oaks at the Vineyard(TM), "The Bridges at Preston Crossing(TM)," "Saddle Creek Forest(TM)," "The Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)", "Preserve at Jordan Lake(TM)," "Encore Dividends(TM)," Bluegreen Preferred(TM)," and "Bluegreen Traveler Plus(TM)," are trademarks or service marks of Bluegreen Corporation in the United States.

      The term "Big Cedar(R)" and "Bass Pro Shops(R)" is registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

      The term "World Golf Village(R)" is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.

      All other marks are registered marks of their respective owners.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                  December 31,      September 30,
                                                                                                      2005               2006
                                                                                                  ------------      -------------
ASSETS                                                                                                               (Unaudited)
Cash and cash equivalents (including restricted cash of $18,321
   and $28,222 at December 31, 2005 and September 30, 2006, respectively) ..................      $     84,704       $    63,720
Contracts receivable, net ...................................................................           27,473            37,364
Notes receivable (net of allowance of  $10,869 and $13,659 at
   December 31, 2005 and September 30, 2006, respectively) ..................................          127,783           150,528
Prepaid expenses ............................................................................            6,500            10,918
Other assets ................................................................................           17,156            28,785
Inventory, net ..............................................................................          240,969           328,318
Retained interests in notes receivable sold .................................................          105,696           125,460
Property and equipment, net .................................................................           79,634            92,675
Intangible assets and goodwill ..............................................................            4,328             4,299
                                                                                                   -----------       -----------
          Total assets ......................................................................      $   694,243       $   842,067
                                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ............................................................................      $    11,071       $    13,754
Accrued liabilities and other ...............................................................           43,801            50,669
Deferred income .............................................................................           29,354            42,619
Deferred income taxes .......................................................................           75,404            94,551
Receivable-backed notes payable .............................................................           35,731            23,651
Lines-of-credit and notes payable ...........................................................           61,428           111,481
10.50% senior secured notes payable .........................................................           55,000            55,000
Junior subordinated debentures ..............................................................           59,280            90,208
                                                                                                   -----------       -----------
   Total liabilities ........................................................................          371,069           481,933

Minority interest ...........................................................................            9,508            13,284

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued .......................               --                --
Common stock, $.01 par value, 90,000 shares authorized; 33,193 and  33,321 shares
  issued at December 31, 2005 and September 30, 2006, respectively ..........................              333               333
Additional paid-in capital ..................................................................          169,684           171,604
Treasury stock, 2,756 common shares at both December 31, 2005 and
  September 30, 2006, at cost ...............................................................          (12,885)          (12,885)
Accumulated other comprehensive income, net of income taxes .................................            8,575            11,815
Retained earnings ...........................................................................          147,959           175,983
                                                                                                   -----------       -----------
   Total shareholders' equity ...............................................................          313,666           346,850
                                                                                                   -----------       -----------
          Total liabilities and shareholders' equity ........................................      $   694,243       $   842,067
                                                                                                   ===========       ===========

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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                2005               2006
                                                                            ------------       ------------
Revenues:
  Sales of real estate ..............................................       $    166,657       $    172,549
  Other resort and communities operations revenue ...................             21,311             18,503
  Interest income ...................................................              9,759             13,020
  Gain on sales of notes receivable .................................              6,446              3,497
                                                                            ------------       ------------
                                                                                 204,173            207,569
Costs and expenses:
  Cost of real estate sales .........................................             52,939             46,727
  Cost of other resort and communities operations ...................             20,149             13,052
  Selling, general and administrative expenses ......................             86,438            101,893
  Interest expense ..................................................              3,467              6,530
  Provision for loan losses .........................................              8,803                 --
  Other expense, net ................................................                985              1,932
                                                                            ------------       ------------
                                                                                 172,781            170,134
                                                                            ------------       ------------
Income before minority interest and provision for income taxes ......             31,392             37,435
Minority interest in income of consolidated subsidiary ..............              1,584              2,241
                                                                            ------------       ------------
Income before provision for income taxes ............................             29,808             35,194
Provision for income taxes ..........................................             11,476             13,287
                                                                            ------------       ------------
Net income ..........................................................       $     18,332       $     21,907
                                                                            ============       ============

Net income per common share:
    Basic ...........................................................       $       0.60       $       0.72
                                                                            ============       ============
    Diluted .........................................................       $       0.59       $       0.71
                                                                            ============       ============

Weighted average number of common and common equivalent shares:
    Basic ...........................................................             30,385             30,547
                                                                            ============       ============
    Diluted .........................................................             31,220             31,053
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                     ------------------------------
                                                                                                         2005              2006
                                                                                                     ------------      ------------
Revenues:
  Sales of real estate ........................................................................      $    430,006      $    436,256
  Other resort and communities operations revenue .............................................            58,003            48,790
  Interest income .............................................................................            25,907            30,692
  Gain on sales of notes receivable ...........................................................            16,044             4,049
                                                                                                     ------------      ------------
                                                                                                          529,960           519,787
Costs and expenses:
  Cost of real estate sales ...................................................................           136,935           140,971
  Cost of other resort and communities operations .............................................            59,148            42,769
  Selling, general and administrative expenses ................................................           229,377           264,055
  Interest expense ............................................................................            11,101            13,362
  Provision for loan losses ...................................................................            20,967                --
  Other expense, net ..........................................................................             4,669             1,242
                                                                                                     ------------      ------------
                                                                                                          462,197           462,399
                                                                                                     ------------      ------------
Income before minority interest and provision for income taxes ................................            67,763            57,388
Minority interest in income of consolidated subsidiary ........................................             3,305             4,940
                                                                                                     ------------      ------------
Income before provision for income taxes and cumulative effect of change ......................            64,458            52,448
 in accounting principle
Provision for income taxes ....................................................................            24,816            19,930
                                                                                                     ------------      ------------
Income before cumulative effect of change in accounting principle .............................            39,642            32,518
Cumulative effect of change in accounting principle, net of tax ...............................                --            (5,678)
Minority interest in income of cumulative effect of change in accounting principle ............                --             1,184
                                                                                                     ------------      ------------
Net income ....................................................................................      $     39,642      $     28,024
                                                                                                     ============      ============

Income before cumulative effect of change in accounting principle per common share:
  Basic .......................................................................................      $       1.31      $       1.07
                                                                                                     ============      ============
  Diluted .....................................................................................      $       1.27      $       1.04
                                                                                                     ============      ============

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
  Basic .......................................................................................      $         --      $      (0.15)
                                                                                                     ============      ============
  Diluted .....................................................................................      $         --      $      (0.14)
                                                                                                     ============      ============

Net income per common share:
  Basic .......................................................................................      $       1.31      $       0.92
                                                                                                     ============      ============
  Diluted .....................................................................................      $       1.27      $       0.90
                                                                                                     ============      ============

Weighted average number of common and common equivalent shares:
  Basic .......................................................................................            30,350            30,530
                                                                                                     ============      ============
  Diluted .....................................................................................            31,239            31,092
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                           Nne Months Ended
                                                                                                             September 30,
                                                                                                   --------------------------------
                                                                                                       2005                 2006
                                                                                                   ------------        ------------
Operating activities:
 Net income ................................................................................       $     39,642        $     28,024
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Cumulative effect of change in accounting principle, net ...............................                 --               5,678
    Non-cash stock compensation expense ....................................................                313               1,758
    Minority interest in income of consolidated subsidiary .................................              3,305               3,756
    Depreciation and amortization ..........................................................             14,828              12,508
    Gain on sales of notes receivable ......................................................            (16,044)            (31,301)
    Loss on disposal of property and equipment .............................................                 61                 713
    Provision for loan losses ..............................................................             20,967              44,090
    Provision for deferred income taxes ....................................................             24,816              19,930
    Interest accretion on retained interests in notes receivable sold ......................             (6,652)            (10,520)
    Proceeds from sales of notes receivable ................................................            125,333             152,355
    Proceeds from borrowings collateralized by notes receivable ............................             24,772              68,393
    Payments on borrowings collateralized by notes receivable ..............................            (41,913)            (82,188)
 Change in operating assets and liabilities:
  Contracts receivable .....................................................................            (15,673)             (9,654)
  Notes receivable .........................................................................           (164,434)           (213,777)
  Inventory ................................................................................             26,811             (11,779)
  Prepaid expenses and other assets ........................................................             (1,025)            (12,503)
  Accounts payable, accrued liabilities and other ..........................................              8,659              11,613
                                                                                                   ------------        ------------
Net cash provided (used) by operating activities ...........................................             43,766             (22,904)
                                                                                                   ------------        ------------
Investing activities:
 Purchases of property and equipment .......................................................            (13,600)            (19,667)
 Installment payments on business acquisition ..............................................               (500)                 --
 Investments in statutory business trusts ..................................................             (1,780)               (928)
 Cash received from retained interests in notes receivable sold ............................              7,342              21,134
                                                                                                   ------------        ------------
Net cash (used) provided by investing activities ...........................................             (8,538)                539
                                                                                                   ------------        ------------
Financing activities:
 Borrowings under line-of-credit facilities and other notes payable ........................             25,548              41,670
 Payments under line-of-credit facilities and other notes payable ..........................            (74,574)            (67,803)
 Payments on 10.50% senior secured notes payable ...........................................            (55,000)                 --
 Proceeds from issuance of junior subordinated debentures ..................................             59,280              30,928
 Payments of debt issuance costs ...........................................................             (3,253)             (3,587)
 Proceeds from exercise of stock options ...................................................                834                 173
                                                                                                   ------------        ------------
Net cash (used) provided by financing activities ...........................................            (47,165)              1,381
                                                                                                   ------------        ------------
Net decrease in cash and cash equivalents ..................................................            (11,937)            (20,984)
Cash and cash equivalents at beginning of period ...........................................            100,565              84,704
                                                                                                   ------------        ------------
Cash and cash equivalents at end of period .................................................             88,628              63,720
Restricted cash and cash equivalents at end of period ......................................            (20,678)            (28,222)
                                                                                                   ------------        ------------
Unrestricted cash and cash equivalents at end of period ....................................       $     67,950        $     35,498
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

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                 -------------------------------
                                                                                      2005               2006
                                                                                 ------------       ------------
Supplemental schedule of non-cash operating, investing
   and financing activities:

   Inventory acquired through financing ..................................       $     28,282       $     71,447
                                                                                 ============       ============
   Inventory acquired through foreclosure or deedback in lieu
     of foreclosure ......................................................       $      8,225       $         --
                                                                                 ============       ============
   Property and equipment acquired through financing .....................       $        766       $      4,460
                                                                                 ============       ============
   Retained interests in notes receivable sold ...........................       $     23,949       $     25,110
                                                                                 ============       ============
   Change in net unrealized gains in retained interests in notes
     receivable sold .....................................................       $      1,382       $     (5,268)
                                                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K.

Organization

      Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded vacation ownership interest being held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered primarily by a third-party, worldwide vacation ownership exchange network. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 19 of which have active sales offices. We also sell VOIs at 8 off-site sales offices located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the nine months ended September 30, 2006, sales recognized by Bluegreen Resorts comprised approximately 68% of our total sales of real estate while sales recognized by Bluegreen Communities comprised approximately 32% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

Reclassifications and Adjustments

      We have made certain reclassifications of prior period amounts to conform to the current period presentation. Additionally, during the third quarter of 2006, we recorded certain adjustments in our condensed consolidated financial statements. These adjustments, which resulted in a cumulative after-tax increase to net income of approximately $0.9 million, are primarily a result of correcting certain errors in methodology and valuation assumptions as originally used in determining the initial valuation of, and subsequent accounting for, our retained interest in notes receivable sold in connection with the 2005 Term Securitization. We believe that these adjustments, considered individually and in the aggregate, are not material to our audited consolidated financial statements for the year ended December 31, 2005, and our unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006, and will not be material for the year ended December 31, 2006. Accordingly, results for prior periods have not been restated.

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method. There were approximately 1.4 million and 0.8 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2006, respectively, as the effect would be anti-dilutive. There were approximately 0.8 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2005, as the effect would be anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          --------------------------    --------------------------
                                                              2005           2006          2005           2006
                                                          -----------    -----------    -----------    -----------
Basic and diluted earnings per share - numerator:
  Net income .......................................      $    18,332    $    21,907    $    39,642    $    28,024
                                                          ===========    ===========    ===========    ===========

Denominator:
Denominator for basic earnings per share -
     weighted-average shares .......................           30,385         30,547         30,350         30,530
                                                          -----------    -----------    -----------    -----------
  Effect of dilutive securities:
     Stock options .................................              835            506            889            562
                                                          -----------    -----------    -----------    -----------
 Denominator for diluted earnings per share -
     adjusted weighted-average shares ..............           31,220         31,053         31,239         31,092
                                                          ===========    ===========    ===========    ===========
 Basic earnings per common share ...................      $      0.60    $      0.72    $      1.31    $      0.92
                                                          ===========    ===========    ===========    ===========
 Diluted earnings per common share .................      $      0.59    $      0.71    $      1.27    $      0.90
                                                          ===========    ===========    ===========    ===========

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

      SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, which was allowed under SFAS No. 123. We adjusted for this effect with respect to unvested options as of January 1, 2006 in the stock-based compensation expense recognized, which is recorded within selling, general and administrative expense on our condensed consolidated statements of income. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption of SFAS No. 123R. In addition, SFAS No. 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

      Total compensation costs related to stock-based compensation charged against income during the three and nine months ended September 30, 2006 were $0.9 million and $1.8 million, respectively. On July 3, 2006, stock options to acquire an aggregate of approximately 43,000 shares of our common stock at an exercise price of $11.43 and 26,247 shares of restricted common stock were granted to certain of our non-employee directors. Additionally, on July 19, 2006 our Board of Directors granted stock options to acquire an aggregate of approximately 540,000 shares of our common stock at an exercise price of $12.07 to our Chairman and Vice Chairman and the Company's senior management. There were 668,000 stock options granted to our employees during the three and nine months ended September 30, 2005. There were 136,300 stock options granted to certain of our non-employee directors during the three and nine months ended September 30, 2005. All stock options granted in 2006 and 2005 were issued with an exercise price equal to the closing price of our common stock on the date of grant. The fair value of the options granted during the nine months ended September 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                            Three and Nine    Three and Nine
                                                             Months Ended      Months Ended
                                                             September 30,     September 30,
                                                                 2005             2006
                                                            --------------    --------------
         Dividend yield..................................        0.00%             0.00%
         Risk-free investment rate.......................        3.98%             5.03%
         Volatility factor of expected market price......        0.61              0.53
         Life............................................      5.5 years         5.8 years

      SFAS No. 123R requires companies to continue to provide the pro forma disclosures required by SFAS No. 123 for all periods presented in which share-based payments were accounted for under the intrinsic value method of APB
25. The following table illustrates the pro forma effect on net income and earnings per common share as if we had applied the fair-value recognition provisions of SFAS No. 123 to all of our share-based compensation awards for periods prior to the adoption of SFAS No. 123R (in thousands, except per share data):

                                                                             Three Months      Nine Months
                                                                                Ended             Ended
                                                                            September 30,     September 30,
                                                                                 2005             2005
                                                                            -------------     -------------
                                                                             (Pro Forma)        (Pro Forma)
      Net income .....................................................        $   18,332        $   39,642
      Add: Total stock-based  compensation expense included
          in the determination of reported net income, net of
          related tax effects ........................................                15               181
      Deduct: Total stock-based compensation expense
          determined under the fair value-based method for
          all awards, net of related tax effects .....................              (839)           (1,127)
                                                                              ----------        ----------
      Pro forma net income ...........................................        $   17,508        $   38,696
                                                                              ==========        ==========
      Earnings per common share:
         Basic .......................................................        $     0.60        $     1.31
                                                                              ----------        ----------
         Diluted .....................................................        $     0.59        $     1.27
                                                                              ==========        ==========
       Pro forma earnings per common share:
         Basic .......................................................        $     0.58        $     1.27
                                                                              ==========        ==========
         Diluted .....................................................        $     0.56        $     1.24
                                                                              ==========        ==========

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                     --------------------------      --------------------------
                                                         2005           2006            2005             2006
                                                     ----------      ----------      ----------      ----------
Net income ....................................      $   18,332      $   21,907      $   39,642      $   28,024
Change in net unrealized gains on retained
  interests in notes receivable sold, net of
  income taxes ................................             850           4,444             826           3,240
                                                     ----------      ----------      ----------      ----------

Total comprehensive income ....................      $   19,182      $   26,351      $   40,468      $   31,264
                                                     ==========      ==========      ==========      ==========

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152

      Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions ("SFAS No. 152"). This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67,

Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public
Accountants ("AICPA") Statement of Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to the timeshare industry. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006, are not comparable, in certain respects, with those prepared for periods ending prior to January 1, 2006.

      Many sellers of timeshare interests, including us, provide incentives to customers in connection with the purchase of a VOI. Under SFAS No. 152, the value of such incentives and other similarly treated items are either recorded as a reduction to VOI revenue or recorded in a separate revenue line item within the statements of income, in our case other resort and communities operations revenue. Furthermore, SFAS No. 152 requires that incentives and other similarly treated items such as cash credits earned through our Sampler Program be considered in calculating the buyer's down payment toward the buyer's commitment, as defined in SFAS No. 152, in purchasing the VOI. Our Sampler Program provides purchasers with an opportunity to utilize our vacation ownership product during a one year trial period. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on the subsequent purchase. Under SFAS No. 152, the credit given is treated similarly to a sales incentive. If after considering the sales incentive the required buyer's commitment amount, defined as 10% of sales value, is not met, the VOI revenue and related cost of sales and direct selling costs are deferred until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. The net deferred VOI revenue and related costs are recorded as a component of deferred income in the accompanying balance sheet as of September 30, 2006. Prior to the adoption of SFAS No. 152, sales incentives were not recorded apart from VOI revenue and were not considered in determining the customer down payment required in the buyer's commitment in purchasing the VOIs.

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

      Under SFAS No.152, rental operations, including the usage of our Sampler Program, are accounted for as incidental operations whereby incremental costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction to VOI inventory. Incremental costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During the three and nine months ended September 30, 2006, all of our rental revenue and Sampler revenue recognized was recorded as an off-set to cost of other resort and communities operations revenue as such amounts were less than the incremental cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of income as a component of other resort and communities operations revenue and a portion of Sampler proceeds was deferred until the buyer purchased a VOI or the Sampler usage period expired.

      The adoption of SFAS No. 152 on January 1, 2006, resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

Recent Accounting Pronouncements

      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS No. 140"). SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights ("MSRs") be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. This option may be applied by class of servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. The Company will adopt SFAS No. 156 effective January 1, 2007. We do not expect that the adoption of SFAS No. 156 will result in a material impact to our financial condition, results of operations, cash flows or disclosures.

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair under United States generally accepted accounting principles guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 effective January 1, 2008, and are currently assessing the impact the statement will have on our financial condition, results of operations, cash flows or disclosures.

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

      On March 28, 2006, we sold $22.3 million in vacation ownership receivables pursuant to a vacation ownership receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Real Estate ("GE"). On May 23, 2006, we sold an additional $16.6 million in vacation ownership receivables pursuant to the 2006-A GE Purchase Facility. Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over-collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of September 30, 2006, the remaining availability under the 2006-A GE Purchase Facility was $89.9 million of aggregate purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

      On September 21, 2006, BB&T Capital Markets, served as initial purchaser and placement agent for a private offering and sale of $139.2 million of our vacation ownership receivable-backed securities (the "2006 Term Securitization"). Approximately $153.0 million in aggregate principal of vacation ownership receivables were securitized in this transaction, including
1) $75.7 million in aggregate principal of receivables that were previously transferred under an existing vacation ownership receivables purchase facility in which Branch Banking and Trust Company ("BB&T") serves as Agent (see "BB&T Purchase Facility" in Note 3 below); 2) $38.0 million of vacation ownership receivables owned by us immediately prior to the 2006 Term Securitization and 3) an additional $39.3 million in aggregate principal of our qualifying vacation ownership receivables (the "2006 Pre-funded Receivables") that can be sold by us through December 22, 2006. Bluegreen Receivables Finance Corporation XII, our wholly-owned special purpose finance subsidiary ("BRFC XII"), would then sell the 2006 Pre-funded Receivables to

BXG Receivables Note Trust 2006-B, an owners trust (a qualified special purpose entity), without recourse to us or BRFC XII, except for breaches of certain representations and warranties at the time of sale. The expected proceeds of $35.7 million (at an advance rate of 91%) as payment for the 2006 Pre-funded Receivables were originally deposited into an escrow account by the indenture trustee of the 2006 Term Securitization. On October 23, 2006, we sold $27.7 million in 2006 Pre-funded Receivables to BRFC XII and the $25.2 million purchase price was disbursed to us from the escrow account. Following the sale we had $10.5 million in proceeds remaining in the escrow account related to the Pre-funded Receivables.

      Sales of notes receivable under the above mentioned transactions during the nine months ended September 30, 2006 were as follows (in millions):

                               Aggregate Principal
                                 Balance of Notes                                            Initial Fair Value of
       Sale Facility                Receivable         Purchase Price      Gain Recognized     Retained Interest
       -------------                ----------         --------------      ---------------     -----------------
2005 Term Securitization             $   18.6             $   16.7             $    4.6             $    3.3
2006-A GE Purchase Facility              39.0                 35.1                  6.1                  4.8
2006 Term Securitization                113.7                103.5                 20.6                 17.1
                                     --------             --------             --------             --------
     Total                           $  171.3             $  155.3             $   31.3             $   25.2
                                     ========             ========             ========             ========

      As a result of adopting SFAS No. 152, approximately $18.1 million and $27.3 million of the gain were recorded as an increase to VOI sales for the three and nine months ended September 30, 2006, respectively. The remaining gain of $3.5 million and $4.0 million have been recorded as a gain on the sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2006, respectively.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the nine months ended September 30, 2006: prepayment rates ranging from 17.0% to 9.0% per annum as the portfolios mature; loss severity rates ranging from 35.0% to 71.3%; default rates ranging from 10.0% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

3. Lines-of-Credit and Receivable-Backed Notes Payable

      In February 2006, we increased our revolving acquisition, development and construction credit facility for Bluegreen Resorts ("The GMAC AD&C Facility") with GMAC Residential Funding Corporation ("GMAC RFC") from $75.0 million to $150.0 million. The borrowing period expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Indebtedness under The GMAC AD&C Facility bears interest at 30-day LIBOR plus 4.50% (9.83% at September 30, 2006). We borrowed $13.7 million under The GMAC AD&C Facility in connection with the acquisition by Bluegreen Resorts of land in Las Vegas, Nevada, for a total purchase price of $16.1 million, for development of a new resort. In June 2006, we borrowed $2.0 million and $0.9 million under The GMAC AD&C Facility in connection with the development of Fountains Resort and Carolina Grande Resort, respectively. We also financed $12.9 million of the total $15.2 million purchase price of the first phase of a resort property in Williamsburg, Virginia under this facility and on October 20, 2006 we borrowed $8.5 million for the purchase of the second phase of the Williamsburg resort under The GMAC AD&C Facility.

      In February 2006, GMAC RFC extended the borrowing period to February 15, 2008 and the maturity date to February 15, 2015 on our existing $75.0 million revolving vacation ownership receivables credit facility ("The GMAC Receivables Facility"). This facility is used to borrow funds collateralized by our eligible vacation ownership receivables.

      In March 2006, we borrowed $18.2 million under an existing acquisition and development credit facility with GMAC RFC ("The GMAC Communities Facility") in connection with the acquisition by Bluegreen Communities of approximately 1,580 acres of land in Grayson County, Texas, for a total purchase price of $26.1 million. In addition to the funds borrowed in connection with the land purchase, we borrowed an additional $9.0 million for general corporate purposes. In April 2006, we borrowed $19.0 million under The GMAC Communities Facility in connection with the acquisition by Bluegreen Communities of approximately 3,100 acres of land in Comal County, Texas, for a total purchase price of $27.3 million. Also in April 2006, we borrowed an additional $9.0 million under this facility for general corporate purposes. In June 2006, we borrowed $15.0 million under The GMAC Communities Facility for general corporate purposes. In October 2006, we borrowed $2.2 million in conjunction with the King Oaks acquisition, a 953 acre community in College Station, TX.

      In May 2006, we borrowed $4.6 million from Wachovia Bank, NA ("Wachovia") in connection with Bluegreen Resorts' acquisition of an existing building to be converted into a sales preview center in Sevierville, Tennessee, for a total purchase price of $5.5 million.

      In June 2006, we executed agreements for a $137.5 million vacation ownership receivables revolving purchase facility (the "BB&T Purchase Facility") with BB&T. While ownership of the receivables was transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I ("BTFC I"), our wholly-owned, special purpose finance subsidiary, and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have, in the aggregate, received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we are paying BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million through May 2008, subject to eligibility requirements and satisfaction of conditions precedent. All amounts previously borrowed under this facility have been repaid as of September 30, 2006, through principal and interest payments received on transferred receivables and through a portion of the proceeds from the 2006 Term Securitization transaction described in Note 2. As such, there were no outstanding amounts due under this facility as of September 30, 2006. As of September 30, 2006, the remaining availability under the BB&T Purchase Facility was $137.5 million.

      In September 2006, we borrowed and repaid $6.5 million under an existing unsecured credit facility with Wachovia for general corporate purposes.

      Total interest expense capitalized to construction in progress was $2.4 million and $7.5 million for the three and nine months ended September 30, 2005, respectively, and $2.4 million and $8.9 million for the three and nine months ended September 30, 2006, respectively.

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

      On April 24, 2006, one of the Trusts, Bluegreen Statutory Trust IV ("BST IV") issued $15.0 million of trust preferred securities. BST IV used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 10.13% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.85% until the scheduled maturity date of June 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST IV in exchange for its common securities, all of which are owned by us. Those proceeds were also used by BST IV to purchase an identical amount of junior subordinated debentures from us. The terms of BST IV's common securities are nearly identical to the trust preferred securities.

      On July 21, 2006, a newly-formed wholly-owned statutory business trust, Bluegreen Statutory Trust V ("BST V"), issued $15.0 million of trust preferred securities. BST V used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 10.28% through September 2011, and thereafter at a floating rate of 4.85% over the 3-month LIBOR until the scheduled maturity date of September 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST V in exchange for its common securities, all of which are owned by us, and those proceeds were used by BST V to purchase an identical amount of junior subordinated debentures from us. The terms of BST V's common securities are nearly identical to the trust preferred securities.

      The above issuances of trust preferred securities were part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. Proceeds were used for general corporate purposes and debt repayment.

      We had the following junior subordinated debentures outstanding at September 30, 2006 (dollars in thousands):

                          Outstanding
                           Amount of                                 Fixed                       Beginning
                             Junior       Initial                   Interest      Variable       Optional
                          Subordinated     Equity                     Rate      Interest Rate   Redemption   Maturity
      Trust                Debentures     To Trust    Issue Date       (1)           (2)           Date        Date
-------------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                                3-month
Trust I                     $ 23,196       $  696       3/15/05       9.160%        LIBOR         3/30/10     3/30/35
                                                                                   + 4.90%
Bluegreen Statutory                                                                3-month
Trust II                      25,774          774       5/04/05       9.158%        LIBOR         7/30/10     7/30/35
                                                                                   + 4.85%
Bluegreen Statutory                                                                3-month
Trust III                     10,310          310       5/10/05       9.193%        LIBOR         7/30/10     7/30/35
                                                                                   + 4.85%
Bluegreen Statutory                                                                3-month
Trust IV                      15,464          464       4/24/06      10.130%        LIBOR         6/30/11     6/30/36
                                                                                   + 4.85%
Bluegreen Statutory                                                                3-month
Trust V                       15,464          464       7/21/06      10.280%        LIBOR         9/30/11     9/30/36
                                                                                   + 4.85%
                            ---------------------

                            $ 90,208       $2,708
                            =====================

(1) Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2) Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

5.  Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the "Notes"). On September 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through September 26, 2005 of approximately $1.4 million. At September 30, 2006, $55.0 million of the Notes remained outstanding.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                       December 31, 2005
                                                          --------------------------------------------------------------------------

                                                                           Combined       Combined
                                                           Bluegreen     Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries    Guarantors    Eliminations     Consolidated
                                                          -----------    ------------    ----------    ------------     ------------
ASSETS
Cash and cash equivalents ............................    $    55,708     $    15,443    $    13,553    $        --     $    84,704
Contracts receivable, net ............................             --           1,801         25,672             --          27,473
Intercompany receivable ..............................         92,641              --             --        (92,641)             --
Notes receivable, net ................................             --          48,294         79,489             --         127,783
Inventory, net .......................................             --          17,857        223,112             --         240,969
Retained interests in notes receivable sold ..........             --         105,696             --             --         105,696
Property and equipment, net ..........................         14,569           1,330         63,735             --          79,634
Investments in subsidiaries ..........................        265,023              --          3,230       (268,253)             --
Other assets .........................................          4,028           4,666         19,290             --          27,984
                                                          -----------     -----------    -----------    -----------     -----------
       Total assets ..................................    $   431,969     $   195,087    $   428,081    $  (360,894)    $   694,243
                                                          ===========     ===========    ===========    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ....    $    20,214     $    15,077    $    48,935    $        --     $    84,226
  Intercompany payable ...............................             --           4,563         88,078        (92,641)             --
  Deferred income taxes ..............................        (21,798)         41,824         55,378             --          75,404
  Lines-of-credit and notes payable ..................          5,607          27,064         64,488             --          97,159
  10.50% senior secured notes payable ................         55,000              --             --             --          55,000
  Junior subordinated debentures .....................         59,280              --             --             --          59,280
                                                          -----------     -----------    -----------    -----------     -----------
       Total liabilities .............................        118,303          88,528        256,879        (92,641)        371,069
  Minority interest ..................................             --              --             --          9,508           9,508
  Total shareholders' equity .........................        313,666         106,559        171,202       (277,761)        313,666
                                                          -----------     -----------    -----------    -----------     -----------
       Total liabilities and shareholders' equity ....    $   431,969     $   195,087    $   428,081    $  (360,894)    $   694,243
                                                          ===========     ===========    ===========    ===========     ===========

                                                                                     September 30, 2006
                                                                                         (Unaudited)
                                                          --------------------------------------------------------------------------

                                                                           Combined       Combined
                                                           Bluegreen     Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries    Guarantors    Eliminations     Consolidated
                                                          -----------    ------------    ----------    ------------     ------------
ASSETS
Cash and cash equivalents ............................    $    22,195     $    18,877    $    22,648    $        --     $    63,720
Contracts receivable, net ............................             --           2,703         34,661             --          37,364
Intercompany receivable ..............................        176,077              --             --       (176,077)             --
Notes receivable, net ................................             --          55,720         94,808             --         150,528
Inventory, net .......................................             --          15,686        312,632             --         328,318
Retained interests in notes receivable sold ..........             --         125,460             --             --         125,460
Property and equipment, net ..........................         17,408           1,018         74,249             --          92,675
Investments in subsidiaries ..........................        286,238              --          3,230       (289,468)             --
Other assets .........................................          7,986           4,011         32,005             --          44,002
                                                          -----------     -----------    -----------    -----------     -----------
       Total assets ..................................    $   509,904     $   223,475    $   574,233    $  (465,545)    $   842,067
                                                          ===========     ===========    ===========    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other ....    $    30,894     $    21,434    $    54,714    $        --     $   107,042
  Intercompany payable ...............................             --           2,697        173,380       (176,077)             --
  Deferred income taxes ..............................        (17,630)         51,758         60,423             --          94,551
  Lines-of-credit and notes payable ..................          4,582          20,546        110,004             --         135,132
  10.50% senior secured notes payable ................         55,000              --             --             --          55,000
  Junior subordinated debentures .....................         90,208              --             --             --          90,208
                                                          -----------     -----------    -----------    -----------     -----------
       Total liabilities .............................        163,054          96,435        398,521       (176,077)        481,933
  Minority interest ..................................             --              --             --         13,284          13,284
  Total shareholders' equity .........................        346,850         127,040        175,712       (302,752)        346,850
                                                          -----------     -----------    -----------    -----------     -----------
       Total liabilities and shareholders' equity ....    $   509,904     $   223,475    $   574,233    $  (465,545)    $   842,067
                                                          ===========     ===========    ===========    ===========     ===========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended September 30, 2005
                                                                --------------------------------------------------------------------

                                                                                Combined       Combined
                                                                 Bluegreen    Non-Guarantor   Subsidiary
                                                                Corporation   Subsidiaries    Guarantors  Eliminations  Consolidated
                                                                -----------   ------------    ----------  ------------  ------------
REVENUES
  Sales of real estate .....................................    $        --    $    16,547   $   150,110   $        --   $   166,657
  Other resort and communities operations revenue ..........             --          3,679        17,632            --        21,311
  Management fees ..........................................         17,539             --            --       (17,539)           --
  Equity income from subsidiaries ..........................         14,133             --            --       (14,133)           --
  Interest income ..........................................            245          5,224         4,290            --         9,759
  Gain on sales of notes receivable ........................             --          6,446            --            --         6,446
                                                                -----------    -----------   -----------   -----------   -----------
                                                                     31,917         31,896       172,032       (31,672)      204,173
                                                                -----------    -----------   -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of real estate sales ................................             --          5,149        47,790            --        52,939
  Cost of other resort and communities operations ..........             --          1,432        18,717            --        20,149
  Management fees ..........................................             --            336        17,203       (17,539)           --
  Selling, general and administrative expenses .............          9,886          7,314        69,238            --        86,438
  Interest expense .........................................          1,125          1,281         1,061            --         3,467
  Provision for loan losses ................................             --            473         8,330            --         8,803
  Other expense, net .......................................             94            686           205            --           985
                                                                -----------    -----------   -----------   -----------   -----------
                                                                     11,105         16,671       162,544       (17,539)      172,781
                                                                -----------    -----------   -----------   -----------   -----------
  Income before minority interest and provision
     for income taxes ......................................         20,812         15,225         9,488       (14,133)       31,392
  Minority interest in income of consolidated subsidiary ...             --             --            --         1,584         1,584
                                                                -----------    -----------   -----------   -----------   -----------
  Income before provision for income taxes .................         20,812         15,225         9,488       (15,717)       29,808
  Provision for income taxes ...............................          2,480          3,801         5,195            --        11,476
                                                                -----------    -----------   -----------   -----------   -----------
  Net income ...............................................    $    18,332    $    11,424   $     4,293   $   (15,717)  $    18,332
                                                                ===========    ===========   ===========   ===========   ===========

                                                                               Three Months Ended September 30, 2006
                                                                --------------------------------------------------------------------

                                                                                Combined       Combined
                                                                 Bluegreen    Non-Guarantor   Subsidiary
                                                                Corporation   Subsidiaries    Guarantors  Eliminations  Consolidated
                                                                -----------   ------------    ----------  ------------  ------------

REVENUES
  Sales of real estate .....................................    $        --    $    18,283   $   154,266   $        --   $   172,549
  Other resort and communities operations revenue ..........             --          3,718        14,785            --        18,503
  Management fees ..........................................         17,492             --            --       (17,492)           --
  Equity income from subsidiaries ..........................         20,219             --            --       (20,219)           --
  Interest income ..........................................            460          8,913         3,647            --        13,020
  Gain on sales of notes receivable ........................             --          3,497            --            --         3,497
                                                                -----------    -----------   -----------   -----------   -----------
                                                                     38,171         34,411       172,698       (37,711)      207,569
                                                                -----------    -----------   -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of real estate sales ................................             --          5,693        41,034            --        46,727
  Cost of other resort and communities operations ..........             --          1,429        11,623            --        13,052
  Management fees ..........................................             --            222        17,270       (17,492)           --
  Selling, general and administrative expenses .............         12,172          8,668        81,053            --       101,893
  Interest expense .........................................          1,968          1,621         2,941            --         6,530
  Other expense, net .......................................          1,074            327           531            --         1,932
                                                                -----------    -----------   -----------   -----------   -----------
                                                                     15,214         17,960       154,452       (17,492)      170,134
                                                                -----------    -----------   -----------   -----------   -----------
  Income before minority interest and provision
    for income taxes .......................................         22,957         16,451        18,246       (20,219)       37,435
  Minority interest in income of consolidated subsidiary ...             --             --            --         2,241         2,241
                                                                -----------    -----------   -----------   -----------   -----------
  Income before provision for income taxes .................         22,957         16,451        18,246       (22,460)       35,194
  Provision for income taxes ...............................          1,050          5,222         7,015            --        13,287
                                                                -----------    -----------   -----------   -----------   -----------
  Net income ...............................................    $    21,907    $    11,229   $    11,231   $   (22,460)  $    21,907
                                                                ===========    ===========   ===========   ===========   ===========

                                                                                 Nine Months Ended September 30, 2005
                                                                --------------------------------------------------------------------

                                                                               Combined      Combined
                                                                 Bluegreen   Non-Guarantor  Subsidiary
                                                                Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                -----------  ------------   ----------   ------------  ------------
REVENUES
 Sales of real estate ......................................    $        --   $    39,594   $   390,412   $        --   $   430,006
 Other resort and communities operations revenue ...........             --        10,149        47,854            --        58,003
 Management fees ...........................................         45,849            --            --       (45,849)           --
 Equity income from subsidiaries ...........................         33,223            --            --       (33,223)           --
 Interest income ...........................................            980        13,715        11,212            --        25,907
 Gain on sales of notes receivable .........................             --        16,044            --            --        16,044
                                                                -----------   -----------   -----------   -----------   -----------
                                                                     80,052        79,502       449,478       (79,072)      529,960
                                                                -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of real estate sales .................................             --        11,576       125,359            --       136,935
 Cost of other resort and communities operations ...........             --         3,850        55,298            --        59,148
 Management fees ...........................................             --           901        44,948       (45,849)           --
 Selling, general and administrative expenses ..............         30,929        18,988       179,460            --       229,377
 Interest expense ..........................................          3,786         3,326         3,989            --        11,101
 Provision for loan losses .................................             --         1,190        19,777            --        20,967
 Other expense, net ........................................          1,845         2,372           452            --         4,669
                                                                -----------   -----------   -----------   -----------   -----------
                                                                     36,560        42,203       429,283       (45,849)      462,197
                                                                -----------   -----------   -----------   -----------   -----------
 Income before minority interest and provision
   for income taxes ........................................         43,492        37,299        20,195       (33,223)       67,763
 Minority interest in income of consolidated subsidiary ....             --            --            --         3,305         3,305
                                                                -----------   -----------   -----------   -----------   -----------
 Income before provision for income taxes ..................         43,492        37,299        20,195       (36,528)       64,458
 Provision for income taxes ................................          3,850         8,107        12,859            --        24,816
                                                                -----------   -----------   -----------   -----------   -----------
 Net income ................................................    $    39,642   $    29,192   $     7,336   $   (36,528)  $    39,642
                                                                ===========   ===========   ===========   ===========   ===========

                                                                                 Nine Months ended September 30, 2006
                                                                --------------------------------------------------------------------

                                                                               Combined      Combined
                                                                 Bluegreen   Non-Guarantor  Subsidiary
                                                                Corporation  Subsidiaries   Guarantors   Eliminations  Consolidated
                                                                -----------  ------------   ----------   ------------  ------------
REVENUES
  Sales of real estate .....................................    $        --   $    43,427   $   392,829   $        --   $   436,256
  Other resort and communities operations revenue ..........             --        10,788        38,002            --        48,790
  Management fees ..........................................         44,843            --            --       (44,843)           --
  Equity income from subsidiaries ..........................         21,235            --            --       (21,235)           --
  Interest income ..........................................          1,436        18,412        10,844            --        30,692
  Gain on sales of notes receivable ........................             --         4,049            --            --         4,049
                                                                -----------   -----------   -----------   -----------   -----------
                                                                     67,514        76,676       441,675       (66,078)      519,787
COSTS AND EXPENSES
  Cost of real estate sales ................................             --        13,030       127,941            --       140,971
  Cost of other resort and communities operations ..........             --         3,907        38,862            --        42,769
  Management fees ..........................................             --           675        44,168       (44,843)           --
  Selling, general and administrative expenses .............         32,267        22,044       209,744            --       264,055
  Interest expense .........................................          2,984         3,170         7,208            --        13,362
  Other expense, net .......................................             71           710           461            --         1,242
                                                                -----------   -----------   -----------   -----------   -----------
                                                                     35,322        43,536       428,384       (44,843)      462,399
                                                                -----------   -----------   -----------   -----------   -----------
  Income before minority interest and provision
    for income taxes .......................................         32,192        33,140        13,291       (21,235)       57,388
  Minority interest in income of consolidated subsidiary ...             --            --            --         4,940         4,940
                                                                -----------   -----------   -----------   -----------   -----------
  Income before provision for income taxes and
    cumulative effect of change in accounting principle ....         32,192        33,140        13,291       (26,175)       52,448
  Provision for income taxes ...............................          4,168        10,717         5,045            --        19,930
                                                                -----------   -----------   -----------   -----------   -----------
  Income before cumulative effect of change in accounting
    principle ..............................................         28,024        22,423         8,246       (26,175)       32,518
  Cumulative effect of change in accounting principle, net
    of tax .................................................             --        (1,942)       (3,736)           --        (5,678)
  Minority interest in income of cumulative effect of
    change in accounting principle .........................             --            --            --         1,184         1,184
                                                                -----------   -----------   -----------   -----------   -----------
  Net income ...............................................    $    28,024   $    20,481   $     4,510   $   (24,991)  $    28,024
                                                                ===========   ===========   ===========   ===========   ===========S

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30, 2005
                                                                         -----------------------------------------------------------
                                                                                          Combined         Combined
                                                                          Bluegreen     Non-Guarantor     Subsidiary
                                                                         Corporation    Subsidiaries      Guarantors    Consolidated
                                                                         -----------    ------------      ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ....................    $   (15,971)    $    (4,345)    $    64,082    $    43,766
                                                                         -----------     -----------     -----------    -----------
Investing activities:
 Purchases of property and equipment ................................         (3,924)            (60)         (9,616)       (13,600)
 Installment payments on business acquisition .......................             --              --            (500)          (500)
 Investment in statutory business trusts ............................         (1,780)             --              --         (1,780)
 Cash received from retained interests in notes receivable sold .....             --           7,342              --          7,342
                                                                         -----------     -----------     -----------    -----------
Net cash (used) provided by investing activities ....................         (5,704)          7,282         (10,116)        (8,538)
                                                                         -----------     -----------     -----------    -----------
Financing activities:
 Borrowings under line-of-credit facilities and other notes payable .             --              --          25,548         25,548
 Payments under line-of-credit facilities and other notes payable ...           (775)           (998)        (72,801)       (74,574)
 Redemption of 10.50% senior secured notes payable ..................        (55,000)             --              --        (55,000)
 Proceeds from issuance of junior subordinated debentures ...........         59,280              --              --         59,280
 Payments of debt issuance costs ....................................         (1,855)            (37)         (1,361)        (3,253)
 Proceeds from exercise of stock options ............................            834              --              --            834
                                                                         -----------     -----------     -----------    -----------
Net cash provided (used) by financing activities ....................          2,484          (1,035)        (48,614)       (47,165)
                                                                         -----------     -----------     -----------    -----------
Net (decrease) increase in cash and cash equivalents ................        (19,191)          1,902           5,352        (11,937)
Cash and cash equivalents at beginning of period ....................         70,256          18,793          11,516        100,565
                                                                         -----------     -----------     -----------    -----------
Cash and cash equivalents at end of period ..........................         51,065          20,695          16,868         88,628
Restricted cash and cash equivalents at end of period ...............           (174)         (6,709)        (13,795)       (20,678)
                                                                         -----------     -----------     -----------    -----------
Unrestricted cash and cash equivalents at end of period .............    $    50,891     $    13,986     $     3,073    $    67,950
                                                                         ===========     ===========     ===========    ===========

                                                                                   Nine Months Ended September 30, 2006
                                                                         -----------------------------------------------------------
                                                                                          Combined         Combined
                                                                          Bluegreen     Non-Guarantor     Subsidiary
                                                                         Corporation    Subsidiaries      Guarantors    Consolidated
                                                                         -----------    ------------      ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ....................    $   (48,289)    $   (15,845)    $    41,230    $   (22,904)
                                                                         -----------     -----------     -----------    -----------
Investing activities:
 Purchases of property and equipment ................................         (6,852)            (44)        (12,771)       (19,667)
 Investment in statutory business trusts ............................           (928)             --              --           (928)
 Cash received from retained interests in notes receivable sold .....             --          21,134              --         21,134
                                                                         -----------     -----------     -----------    -----------
Net cash (used) provided by investing activities ....................         (7,780)         21,090         (12,771)           539
                                                                         -----------     -----------     -----------    -----------
Financing activities:
 Borrowings under line-of-credit facilities and other notes payable .             --              --          41,670         41,670
 Payments under line-of-credit facilities and other notes payable ...         (7,565)           (131)        (60,107)       (67,803)
 Proceeds from issuance of junior subordinated debentures ...........         30,928              --              --         30,928
 Payments of debt issuance costs ....................................           (980)         (1,680)           (927)        (3,587)
 Proceeds from exercise of stock options ............................            173              --              --            173
                                                                         -----------     -----------     -----------    -----------
Net cash provided (used) by financing activities ....................         22,556          (1,811)         19,364          1,381
                                                                         -----------     -----------     -----------    -----------
Net (decrease) increase in cash and cash equivalents ................        (33,513)          3,434           9,095        (20,984)
Cash and cash equivalents at beginning of period ....................         55,708          15,443          13,553         84,704
                                                                         -----------     -----------     -----------    -----------
Cash and cash equivalents at end of period ..........................         22,195          18,877          22,648         63,720
Restricted cash and cash equivalents at end of period ...............           (173)        (10,221)        (17,828)       (28,222)
                                                                         -----------     -----------     -----------    -----------
Unrestricted cash and cash equivalents at end of period .............    $    22,022     $     8,656     $     4,820    $    35,498
                                                                         ===========     ===========     ===========    ===========

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

                                                                                   Bluegreen      Bluegreen
                                                                                    Resorts      Communities       Total
                                                                                  -----------    -----------    -----------
         For the three months ended September 30, 2005
         Sales of real estate ................................................    $   114,376    $    52,281    $   166,657
         Other resort and communities operations revenue .....................         18,368          2,943         21,311
         Depreciation expense ................................................          1,790            415          2,205
         Field operating profit ..............................................         23,001         13,565         36,566

         For the three months ended September 30, 2006
         Sales of real estate ................................................    $   130,310    $    42,239    $   172,549
         Other resort and communities operations revenue .....................         15,408          3,095         18,503
         Depreciation expense ................................................          2,189            404          2,593
         Field operating profit ..............................................         31,492         11,128         42,620

         For the nine months ended September 30, 2005
         Sales of real estate ................................................    $   277,039    $   152,967    $   430,006
         Other resort and communities operations revenue .....................         50,586          7,417         58,003
         Depreciation expense ................................................          5,198          1,258          6,456
         Field operating profit ..............................................         50,675         39,252         89,927

         For the nine months ended September 30, 2006
         Sales of real estate ................................................    $   295,831    $   140,425    $   436,256
         Other resort and communities operations revenue .....................         39,363          9,427         48,790
         Depreciation expense ................................................          6,086          1,230          7,316
         Field operating profit ..............................................         36,647         35,484         72,131

Net inventory by business segment (in thousands):

                                                                December 31, 2005     September 30,2006
                                                                -----------------     -----------------
         Bluegreen Resorts ................................         $   173,338           $   217,658
         Bluegreen Communities ............................              67,631               110,660
                                                                    -----------           -----------
         Total ............................................         $   240,969           $   328,318
                                                                    ===========           ===========

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                                      Three Months Ended               Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  ---------------------------     ---------------------------
                                                                      2005            2006            2005            2006
                                                                  -----------     -----------     -----------     -----------
      Field operating profit for reportable segments .........    $    36,566     $    42,620     $    89,927     $    72,131
      Interest income ........................................          9,759          13,020          25,907          30,692
      Gain on sales of notes receivable ......................          6,446           3,497          16,044           4,049
      Other expense, net .....................................           (985)         (1,932)         (4,669)         (1,242)
      Corporate general and administrative
      expenses ...............................................         (8,124)        (13,240)        (27,378)        (34,880)
      Interest expense .......................................         (3,467)         (6,530)        (11,101)        (13,362)
      Provision for loan losses ..............................         (8,803)             --         (20,967)             --
                                                                  -----------     -----------     -----------     -----------
      Consolidated income before minority interest and
        provision for income taxes ...........................    $    31,392     $    37,435     $    67,763     $    57,388
                                                                  ===========     ===========     ===========     ===========

7. Contingencies

      In September 2006, the State of Tennessee Audit Division (the "Division") approved an assessment of approximately $656,000 for sales tax on the use of resort accommodations in our Tennessee properties by VOI owners who became members of Bluegreen Vacation Club through the purchase of non-Tennessee VOIs. In the past the timeshare industry has been successful in avoiding the attempted imposition by various states of sales tax on the reservation and use of accommodations by timeshare owners. We believe the assessment is contrary to Tennessee law. We intend to vigorously challenge the sales tax assessment; however, there is no assurance that we will be successful or that other states won't seek to impose similar assessments.

      Bluegreen Southwest One, L.P. ("Southwest"), one of our subsidiaries, is the developer of the Mountain Lakes residential community in Texas. One of the lakes that is an amenity in the development has not filled to the expected level. This condition has resulted in consumer complaints from property owners. We are reviewing the possible causes for the failure of the lake to fill. We are unable to predict the potential cost to correct the condition or the consequences in the event that the condition cannot be corrected.

      Also related to the Mountain Lakes subdivision is litigation related to the development of mineral rights within the subdivision. In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Southwest total in the aggregate $25 million. The property owners association has filed a cross complaint against us, Southwest and individual directors of the property owners association asserting various tort claims. While no assurances can be given with respect to the outcome of litigation, based on information currently available, we believe that the claims lack merit and intend to vigorously defend ourselves in this matter.

      We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina. Whether the matter is settled by litigation or by negotiation it is possible that we may need to participate financially in some way to correct the construction deficiencies. We can not predict the extent of the financial obligation that we may incur.

8. Subsequent Events

      On July 27, 2006, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of our common stock. See our Current Report on Form 8-K and registration statement on Form 8-A, both of which were filed on August 2, 2006, for further discussion of the Rights. On October 16, 2006, in connection with the litigation in the United States District Court for the Southern District of Florida between us, as plaintiff, David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, as defendants (collectively, the "Siegel Shareholders"), and our directors, as counter-defendants (the "Litigation"), the parties entered into a stipulation (the "Stipulation") resolving the Litigation and releasing all related claims. Among other items, the Stipulation provides that in the event any matter recommended for shareholder approval by the Board of Directors and submitted for a vote of our shareholders relates to a merger or a sale of all or substantially all of our assets, the Siegel Shareholders shall have the right to require us to purchase any of our common shares still then owned by the Siegel Shareholders at $11.99 per share, by delivery at least 10 business days prior to the scheduled vote on the contemplated transaction of an irrevocable written notice to us specifying the number of shares to be sold. Closing of the acquisition of the shares shall be subject to consummation of the proposed transaction and shall occur no later than 120 days following the consummation of the transaction. We are currently assessing the accounting consequence, if any, that this right may have on our results of operations or financial condition during any future period, including the fourth quarter of 2006. See our Current Report on Form 8-K and amended registration statement on Form 8-A, both of which were filed on October 18, 2006, for further discussion.

      On October 24, 2006 the Company acquired approximately 242 acres of land as an addition to Chapel Ridge for approximately $7.4 million. Chapel Ridge is a 1,032-acre (including the 242-acre purchase) Fred Couples signature golf course community located near Chapel Hill, NC. In conjunction with the acquisition, the Company borrowed approximately $7.2 million from SunTrust Bank N.A.

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

      o     Our  success   depends  on  our  ability  to  market  our   products
            successfully and efficiently.

      o The state of the economy generally, interest rates, the availability of financing and increased fuel prices, in particular, could affect our ability to market VOIs and residential homesites.

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

      o     We may face a variety of risks when and if we expand our operations.

      o Claims for development-related defects could adversely affect our financial condition and operating results.

      o     We may face additional risks when and if we expand into new markets.

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

      Effective January 1, 2006, we adopted the provisions of SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, which changes the rules for many aspects of timeshare accounting, including revenue recognition, inventory costing and incidental operations (See Note 1 of the Notes to Condensed Consolidated Financial Statements for more information on SFAS No. 152 and its impact on our financial statements). The adoption of SFAS No. 152, increased income before cumulative effect of change in accounting principle by $2.4 million or $0.08 per diluted share, and reduced income before cumulative effect of change in accounting principle by $5.5 million or $0.18 per diluted share for the three and nine months ended September 30, 2006, respectively. In addition, we recognized a $4.5 million or $0.14 per diluted share charge for the cumulative effect of a change in accounting principle, net of income tax and minority interest in the nine months ended September 30, 2006, for the adoption of SFAS No. 152. Therefore, on a pro forma basis excluding the impact of SFAS No. 152, net income would have been $19.5 million or $0.63 per diluted share for the three months ended September 30, 2006. On the same pro forma basis, net income would have been $38.0 million or $1.22 per diluted share for the nine months ended September 30, 2006. See "Results of Operations" below for a discussion of the impact of the adoption of SFAS No. 152 on the Resort Division.

      We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. However, as a result of the required adoption of SFAS No. 152, we anticipate that prospectively the majority of our gross revenues and net earnings will be recognized in the quarters ending in September and December of each year, primarily due to the deferral and subsequent recognition of VOI sales revenue. Also, as SFAS No. 152 does not allow the restatement of prior year results of operations, our 2006 quarterly Statements of Income are not easily comparable to the respective 2005 quarterly Statements of Income. Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

      We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect construction and development costs to continue to increase for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOI and homesites adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends affect interest rates, a portion of our debt service costs may increase.

      We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. Refund or rescission periods include those required by law and those provided for in our sales contracts. The provisions of SFAS No. 152 require that incentives and other similarly treated items such as customer down payment equity earned through our Sampler Program be considered in calculating the required down payment for our VOI sales. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshold is not met, the VOI sale and the related cost of sale and direct selling costs are deferred and not recognized until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. Further, in cases where all development has not been completed, recognition of income is subject to the percentage-of-completion method of accounting.

      Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

      A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Effective January 1, 2006, pursuant to SFAS No. 152, the portion of these gains related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

      In addition, we have historically sold vacation ownership receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We have structured our current warehouse purchase facility with BB&T so that legal sales of vacation ownership receivables through this facility will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables transferred to BB&T until such receivables are subsequently included in a properly structured term securitization transaction. In September 2006, we included in the 2006 Term Securitization receivables previously transferred to the BB&T Purchase Facility. As a result, as of September 30, 2006, there were no amounts outstanding under the BB&T Purchase Facility. We expect to transfer additional receivables to the BB&T Purchase Facility or a similar on-balance sheet facility for the foreseeable future which will continue to impact future quarterly earnings patterns as compared to comparable prior periods.

      As more fully described in Note 1 of the Condensed Consolidated Financial Statements, net income for the three and nine months ended September 30, 2006, was impacted positively by approximately $0.9 million as a result of cumulative adjustments to correct errors in the methodology and valuation assumptions used in the original recording of and on-going accounting for our retained interest in notes receivable sold in connection with the 2005A Term Securitization transaction. We do not believe the adjustments arising from the changes in methodology and assumptions were material individually or in the aggregate to our results of operations for the years ended December 31, 2005, or the quarters ended March 31, 2006, June 30, 2006, or September 30, 2006, and accordingly, information for prior periods has not been adjusted.

      We continue to spend a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered accounting firm. We expect to continue to expend significant management time and resources documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be in a position to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our common stock.

Critical Accounting Policies and Estimates

      Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our estimated development cost and future sales on recovered VOIs for the purpose of recognizing cost of sales related to VOI sales; our estimate of fair value related to stock-based compensation; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories; golf courses; intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

                                                      Bluegreen                   Bluegreen
                                                       Resorts                   Communities                       Total
                                                       -------                   -----------                       -----
                                                             Percentage                   Percentage                    Percentage
                                                Amount       of Sales        Amount        of Sales        Amount        of Sales
                                                ------       --------        ------        --------        ------        --------
                                                                           (dollars in thousands)
Three Months Ended
   September 30, 2005
Sales of real estate .....................    $ 114,376         100%        $  52,281         100%        $ 166,657         100%
Cost of real estate sales ................      (25,047)        (22)          (27,892)        (53)          (52,939)        (32)
                                              ---------                     ---------                     ---------
Gross profit .............................       89,329          78            24,389          47           113,718          68
Other resort and communities
   operations revenue ....................       18,368          16             2,943           6            21,311          13
Cost of other resort and
   communities operations ................      (17,605)        (15)           (2,544)         (5)          (20,149)        (12)
Selling and marketing expenses ...........      (60,397)        (53)           (8,354)        (16)          (68,751)        (41)
Field general and
   administrative expenses (1) ...........       (6,694)         (6)           (2,869)         (5)           (9,563)         (6)
                                              ---------                     ---------                     ---------
Field operating profit ...................    $  23,001          20%        $  13,565          26%        $  36,566          22%
                                              =========                     =========                     =========

Three Months Ended
    September 30, 2006
Sales of real estate .....................    $ 130,310         100%        $  42,239         100%        $ 172,549         100%
Cost of real estate sales ................      (25,741)        (20)          (20,986)        (50)          (46,727)        (27)
                                              ---------                     ---------                     ---------
Gross profit .............................      104,569          80            21,253          50           125,822          73
Other resort and communities
   operations revenue ....................       15,408          12             3,095           7            18,503          11
Cost of other resort and
   communities operations ................       (9,915)         (8)           (3,137)         (7)          (13,052)         (8)
Selling and marketing expenses ...........      (72,203)        (55)           (6,942)        (16)          (79,145)        (46)
Field general and
   administrative expenses (1) ...........       (6,367)         (5)           (3,141)         (7)           (9,508)         (6)
                                              ---------                     ---------                     ---------
Field operating profit ...................    $  31,492          24%        $  11,128          26%        $  42,620          25%
                                              =========                     =========                     =========

Nine Months Ended
   September 30, 2005
Sales of real estate .....................    $ 277,039         100%        $ 152,967         100%        $ 430,006         100%
Cost of real estate sales ................      (58,137)        (21)          (78,798)        (52)         (136,935)        (32)
                                              ---------                     ---------                     ---------
Gross profit .............................      218,902          79            74,169          48           293,071          68
Other resort and communities
   operations revenue ....................       50,586          18             7,417           5            58,003          13
Cost of other resort and
   communities operations ................      (52,699)        (19)           (6,449)         (4)          (59,148)        (14)
Selling and marketing expenses ...........     (150,220)        (54)          (26,838)        (18)         (177,058)        (41)
Field general and
   administrative expenses (1) ...........      (15,894)         (6)           (9,047)         (6)          (24,941)         (6)
                                              ---------                     ---------                     ---------
Field operating profit ...................    $  50,675          18%        $  39,252          26%        $  89,927          21%
                                              =========                     =========                     =========

Nine Months Ended
    September 30, 2006
Sales of real estate .....................    $ 295,831         100%        $ 140,425         100%        $ 436,256         100%
Cost of real estate sales ................      (64,716)        (22)          (76,255)        (54)         (140,971)        (32)
                                              ---------                     ---------                     ---------
Gross profit .............................      231,115          78            64,170          46           295,285          68
Other resort and communities
   operations revenue ....................       39,363          13             9,427           7            48,790          11
Cost of other resort and
   communities operations ................      (34,451)        (12)           (8,318)         (6)          (42,769)        (10)
Selling and marketing expenses ...........     (180,016)        (61)          (21,754)        (15)         (201,770)        (46)
Field general and
   administrative expenses (1) ...........      (19,364)         (7)           (8,041)         (6)          (27,405)         (6)
                                              ---------                     ---------                     ---------
Field operating profit ...................    $  36,647          12%        $  35,484          25%        $  72,131          17%
                                              =========                     =========                     =========

      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $8.1 million for the three months ended September 30, 2005 and $13.2 million for the three months ended September 30, 2006. Corporate general and administrative expenses totaled $27.4 million for the nine months ended September 30, 2005 and $34.9 million for the nine months ended September 30, 2006. (See "Corporate General and Administrative Expenses," below, for further discussion).

Sales and Field Operations. Consolidated sales increased $5.8 million from $166.7 million during the three months ended September 30, 2005 to $172.5 million during the three months ended September 30, 2006. Consolidated sales increased $6.3 million from $430.0 million during the nine months ended September 30, 2005 to $436.3 million during the nine months ended September 30, 2006. Excluding the impact of adopting SFAS No. 152, consolidated sales during the three and nine months ended September 30, 2006 would have totaled $167.4 and $457.0 million, respectively.

Bluegreen Resorts. We will use the pro forma presentations below to discuss Bluegreen Resorts results of operations for the 2006 periods, as the pro forma results are more comparable to 2005 than our United States generally accepted accounting principles results of operations under SFAS No. 152.

                                                                                                      Three Months Ended
                                                        Three Months Ended September 30, 2006         September 30, 2005
                                                 -------------------------------------------------------------------------
                                                                           Pro Forma Excluding
                                                                          Impact of SFAS No. 152
                                                                         ------------------------
                                                             Percentage                Percentage                Percentage
                                                   Amount     of Sales      Amount      of Sales      Amount      of Sales
                                                   ------     --------      ------      --------      ------      --------
Sales of real estate ........................    $ 130,310       100%     $ 125,126        100%     $ 114,376         100%
Cost of real estate sales ...................      (25,741)      (20)       (26,028)       (21)       (25,047)        (22)
                                                 ---------                ---------                 ---------
Gross profit ................................      104,569        80         99,098         79         89,329          78
Other resort operations revenue .............       15,408        12         18,298         15         18,368          16
Cost of other resort operations .............       (9,915)       (8)       (14,065)       (11)       (17,605)        (15)
Selling and marketing expenses ..............      (72,203)      (55)       (70,674)       (56)       (60,397)        (53)
Field general and administrative
  expenses ..................................       (6,367)       (5)        (6,367)        (5)        (6,694)         (6)
                                                 ---------                ---------                 ---------
Field operating profit ......................    $  31,492        24%     $  26,290         21%     $  23,001          20%
                                                 =========                =========                 =========

                                                                                                        Nine Months Ended
                                                        Nine Months Ended September 30, 2006           September 30, 2005
                                                 -------------------------------------------------------------------------
                                                                           Pro Forma Excluding
                                                                          Impact of SFAS No. 152
                                                                         ------------------------
                                                             Percentage                Percentage                Percentage
                                                   Amount     of Sales      Amount      of Sales      Amount      of Sales
                                                   ------     --------      ------      --------      ------      --------
Sales of real estate ........................    $ 295,831       100%     $ 316,624        100%     $ 277,039         100%
Cost of real estate sales ...................      (64,716)      (22)       (67,327)       (21)       (58,137)        (21)
                                                 ---------                ---------                 ---------
Gross profit ................................      231,115        78        249,297         79        218,902          79
Other resort operations revenue .............       39,363        13         46,062         15         50,586          18
Cost of other resort operations .............      (34,451)      (12)       (44,253)       (14)       (52,699)        (19)
Selling and marketing expenses ..............     (180,016)      (61)      (180,609)       (57)      (150,220)        (54)
Field general and administrative
  expenses ..................................      (19,364)       (7)       (19,364)        (6)       (15,894)         (6)
                                                 ---------                ---------                 ---------
Field operating profit ......................    $  36,647        12%     $  51,133         16%     $  50,675          18%
                                                 =========                =========                 =========

      During the three months ended September 30, 2005 and September 30, 2006, sales of VOIs contributed $114.4 million (69%) and $130.3 million (76%) of our total consolidated sales, respectively. During the nine months ended September 30, 2005 and September 30, 2006, sales of VOIs contributed $277.0 million (64%) and $295.8 million (68%) of our total consolidated sales, respectively. Excluding the impact of SFAS No. 152, sales of VOIs during the three and nine months ended September 30, 2006 would have contributed $125.1 million (75%) and $316.6 million (69%) of our total consolidated sales, respectively.

      The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                 2005         2006         2005        2006
                                                 ----         ----         ----        ----
       Number of VOI sales transactions          11,861        12,246       28,719      31,365
       Average sales price per transaction       $9,931       $10,596       $9,967     $10,521
       Gross margin                                  78%           79%          79%         79%

      Bluegreen Resorts' sales increased $15.9 million or 14% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Excluding the impact of SFAS No. 152, sales would have increased $10.8 million or 9% during the three months ended September 30, 2006 compared to the same period in 2005. The pro forma increase was due primarily to the opening of new sales offices and an increase in same-resort sales at many of our existing sales offices. We opened six new sales sites subsequent to September 30, 2005: an offsite sales office in Atlanta, Georgia (opened in November 2005), an offsite sales office in Chicago, Illinois (opened in February 2006), an offsite sales office in Las Vegas, Nevada (opened in July 2006), an offsite sales office in Wisconsin Dells, Wisconsin (opened in July 2006), and sales offices located at two of our new resorts: Daytona

Seabreeze in Daytona Beach Shores, Florida (opened in December 2005), and Carolina Grande in Myrtle Beach, South Carolina (opened in March 2006). Same-resort sales increased by approximately 7% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 39% and accounted for approximately 34% of Resort sales during the three months ended September 30, 2006, compared to 29% during the three months ended September 30, 2005. This, combined with a 6% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 88,000 prospects during the three months ended September 30, 2005 to approximately 93,000 prospects during the three months ended September 30, 2006 and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 10% and 9% for the three months ended September 30, 2005 and 2006, respectively. The increase in the average sales price per transaction, primarily due to a system-wide price increase effective January 1, 2006, reflected in the above table also contributed to the increase in sales.

      Bluegreen Resorts' sales increased $18.8 million or 7% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Excluding the impact of SFAS No. 152, sales would have increased $39.6 million or 14% during the nine months ended September 30, 2006 compared to the same period in 2005. The pro forma increase was due primarily to same-resort sales increases at many of our sales offices. Same-resort sales increased by approximately 11% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 46% and accounted for 33% of Resort sales during the nine months ended September 30, 2006, compared to 27% during the nine months ended September 30, 2005. This, combined with a 9% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 222,000 prospects during the nine months ended September 30, 2005 to approximately 241,000 prospects during the nine months ended September 30, 2006, and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 10% for both the nine months ended September 30, 2005 and 2006. The increase in the number of prospects seen by Bluegreen Resorts and consequently the increase in sales was partially due to our six new sales sites, as described above. The increase in the average sales price per transaction, primarily due to a system-wide price increase effective January 1, 2006, reflected in the above table also contributed to the increase in sales.

      Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three months ended September 30, 2006, our gross margin was positively impacted by the application of SFAS No. 152 and the previously discussed price increase. These increases were partially off-set during the three months ended September 30, 2006 by a higher proportion of sales of VOIs in relatively higher cost resorts as a result of rising construction costs. Among other things, SFAS No. 152 requires the recognition of a constant margin throughout the selling life of a resort project. As a result of this accounting, cost of sales was reduced by approximately $1.8 million and $0.9 million during the three and nine months ended September 30, 2006, respectively.

      Other resort operations revenue decreased $3.0 million or 16% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Other resort operations revenue decreased $11.2 million or 22% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The adoption of SFAS No. 152 had the impact of decreasing other resort operations revenue due to the reclassification of rental proceeds from other resort operations revenue to net against cost of other resort operations, partially offset by the classification of revenue for sales incentives for VOI sales to other resort operations revenue. Excluding the impact of SFAS No. 152, other resort operations revenue would have remained relatively the same during the three months ended September 30, 2006 and decreased $4.5 million or 9% during the nine months ended September 30, 2006, as compared to the same periods in the prior year. The pro forma 2006 results represent lower sales of mini-vacation packages on behalf of third parties partially offset by increases in fees earned by our wholly-owned title company as well as higher resort management fees earned by our resort management company. During 2006, we have been transitioning our mini-vacation package business from primarily selling the packages to third-parties to using the sales tours generated by mini-vacations primarily for use at our own sales offices. This has had the effect of increasing the profitability of our other resort operations but consequently increasing our selling and marketing costs. Resort management fees increased in the aggregate due to an increase in the number of resorts to which management such services are provided.

      Cost of other resort operations decreased $7.7 million or 44% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Cost of other resort operations decreased $18.2 million or 35% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The adoption of SFAS No. 152 had the impact of decreasing cost of other resort operations due primarily to the reclassification of rental proceeds from other resort operations revenue and the reclassification of the net proceeds of the Sampler Program from selling and marketing expenses to a reduction to cost of other resort operations. Excluding the impact of SFAS No. 152, cost of other resort operations would have decreased $3.5 million or 20% and $8.4 million or 16% during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in the prior year. These pro forma decreases reflect the lower cost of mini-vacations sold on behalf of third parties due, as previously discussed, to the reduction in related revenues, partially offset by higher subsidies incurred relative to the property owners' associations that maintain our resorts.

      Selling and marketing expenses for Bluegreen Resorts increased $11.8 million or 20% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. As a percentage of sales, selling and marketing expenses increased from 53% during the three months ended September 30, 2005 to 55% during the three months ended September 30, 2006. Selling and marketing expenses for Bluegreen Resorts increased $29.8 million or 20% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. As a percentage of sales, selling and marketing expenses increased from 54% during the nine months ended September 30, 2005 to 61% during the nine months ended September 30, 2006. The adoption of SFAS No. 152 had the impact of increasing selling and marketing expenses as a percentage of sales as a result of the immediate recognition of marketing expenses associated with certain VOI sales that have not yet been recognized, and due to the reclassification of the net profits of the Sampler Program from selling and marketing expenses to a reduction of cost of other resort operations. Excluding the impact of SFAS No. 152, selling and marketing expense would have increased $10.3 million or 17% and $30.4 million or 20% during the three and nine months ended September 30, 2006, as compared to the same periods in 2005. As a percentage of sales, on a pro forma basis, selling and marketing expenses increased from 53% during the three months ended September 30, 2005 to 56% during the three months ended September 30, 2006 and increased from 54% during the nine months ended September 30, 2005 to 57% during the nine months ended September 30, 2006. The increase in selling and marketing expense during the 2006 periods, as compared to the same periods in 2005 reflects a general increase in overall marketing expenses due primarily to start-up costs related to new marketing alliances, higher marketing expenses as a percentage of sales at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      Field general and administrative expenses for Bluegreen Resorts decreased $0.3 million or 5% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Field general and administrative expenses for Bluegreen Resorts increased $3.5 million or 22% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase during the nine months ended September 30, 2006 was due primarily to the incremental cost of opening and operating our new sales offices.

      As of September 30, 2006, approximately $33.9 million and $19.2 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because the buyers did not make the minimum required initial investment.

Bluegreen  Communities.  During the three  months ended  September  30, 2005 and
September 30, 2006, Bluegreen Communities generated $52.3 million (31%) and $42.2 million (24%) of our total consolidated sales, respectively. During the nine months ended September 30, 2005 and September 30, 2006, Bluegreen Communities generated $153.0 million (36%) and $140.4 million (32%) of our total consolidated sales, respectively.

      The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                             2005           2006           2005         2006
                                             ----           ----           ----         ----
     Number of homesites sold                   469           393           1,880         1,346
     Average sales price per homesite       $82,426       $84,282         $80,388       $82,626
     Gross margin                                47%            50%            48%          46%

      Bluegreen Communities' sales decreased $10.0 million or 19% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This was due primarily to the substantial sell-out subsequent to September 30, 2005 of Sanctuary Cove at St. Andrews Sound, an approximately 500-acre golf course community in Brunswick, Georgia and lower recognized sales at Chapel Ridge (Chapel Hill, NC) of approximately $7.4 million. Sales recognized at Sanctuary Cove decreased by $10.9 million. Higher than average sales at Chapel Ridge during the third quarter of 2005, related primarily to the opening of new sections of the community for sale at that time, resulted in an unfavorable sales comparison in the third quarter of 2006. Additionally, we experienced a sales decrease of $3.4 million at Silver Lakes Ranch (Sunset, TX) as a result of the substantial sellout of this community at the end of 2005. Additionally, sales at Sugar Tree on the Brazos (outside Fort Worth, TX) also decreased $3.4 million. These decreases were partially offset by sales increases at certain of our other existing communities and sales at communities which opened for sales after September 30, 2005. Havenwood at Hunter's Crossing, located near San Antonio, Texas, which opened for sales in January of 2006, recognized sales of $2.9 million in the third quarter of 2006. In addition we experienced sales increases at Mystic Shores (Canyon Lake, TX), Mountain Springs Ranch (Canyon Lake, TX), and Catawba Falls Preserve (Black Mountain, NC) of $3.4 million, $3.2 million, and $2.6 million, respectively. Additionally, we also benefited from approximately $1.9 million of incremental revenue due to the sale of a large, non-subdivided parcel at our Traditions of Braselton community in Georgia, which previously sold out of retail homesites.

      Bluegreen Communities' sales decreased $12.5 million or 8% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decrease was primarily due to the substantial sell-out of Traditions of Braselton and Sanctuary Cove. Traditions of Braselton recognized $2.8 million of sales during the nine months ended September 30, 2006 (including the sale of the large parcel discussed above), as compared to $22.5 million during the nine months ended September 30, 2005. Sales at Sanctuary Cove decreased by $24.8 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. In addition, sales at Brickshire (New Kent, VA) and Silver Lakes Ranch (Sunset, TX) decreased $1.6 million and $5.7 million, respectively, due primarily to the substantial sell out of these communities prior to 2006. Sales also decreased $3.3 million at Sugar Tree on the Brazos and at Chapel Ridge, for reasons previously discussed. These sales decreases were partially offset by sales at Havenwood at Hunter's Crossing which recognized sales of $6.1 million in the nine months ended September 30, 2006. In addition, we recognized increased sales at Fairway Crossing (Huffman, TX), Lake Ridge at Joe Pool Lake (Cedar Hill, TX), Mystic Shores (Canyon Lake, TX), Mountain Springs (Canyon Lake, TX), Catawba Falls (Black Mountain, NC), Saddle Creek Forest (Magnolia, TX) and The Settlement at Patriot Ranch (Luling, TX) of $1.5 million, $2.7 million, $7.2 million, $9.5 million, $5.6 million, $5.4 million and $3.8 million, respectively. Sales in 2006 also benefited from a $7.0 million bulk sale of property near San Diego, California.

      In March 2006, we purchased The Bridges at Preston Crossings, an approximately 1,580-acre planned golf community in Grayson County, Texas, which is located just outside of Dallas, for $26.1 million. Additionally, in April 2006, we purchased Vintage Oaks at the Vineyards, a 3,300-acre parcel in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. We also acquired 130 acres in April 2006 for $0.7 million for Saddle Creek Ranch in Magnolia, TX, a follow-on community from our Saddle Creek Forest property. In September 2006, we completed the purchase of a 953-acre parcel in College Station, Texas, located northwest of Houston. This new community, expected to be called King Oaks, was purchased for $3.1 million and is expected be developed into a community with 432 homesites. In November 2006, we acquired an additional 240 acres of land adjacent to our Chapel Ridge community. Based on our assessment of current estimated retail prices and the expected number of homesites to be offered, we currently believe that these recent acquisitions will, in the aggregate, generate estimated life-of-project sales of approximately $399.0 million over an eight year period. We commenced sales at The Bridges at Preston Crossing and Saddle Creek Ranch during September 2006 and Vintage Oaks at the Vineyard during October 2006. We expect to commence sales at King Oaks and at the annex to Chapel Ridge in the forth quarter of 2006

      As noted above, certain of our properties substantially sold out earlier in 2005 than previously anticipated as a result of strong demand for our communities. Also as noted above, we have acquired additional new properties and, although there is no assurance that we will be successful, we are continuing to pursue the acquisition of properties in markets where we currently conduct business and in new regions of the country, in order to maintain what we believe are appropriate inventory levels.

      Bluegreen Communities' gross margin increased from 47% during the three months ended September 30, 2005 to 50% during the three months ended September 30, 2006, but decreased from 48% during the nine months ended September 30, 2005 to 46% during the nine months ended September 30, 2006. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales and is expected to approximate these percentages for the foreseeable future. In addition, during the nine months ended September 30, 2006, gross margin was negatively impacted by the bulk sale of property near San Diego, California, which had a relatively low margin.

      Selling and marketing expenses for Bluegreen Communities decreased $1.4 million or 17% during the three months ending September 30, 2006, as compared to the same period in 2005. Selling and marketing expenses decreased $5.1 million or 19% during the nine months ending September 30, 2006, as compared to the same period in 2005. As a percentage of sales, selling and marketing expenses for Bluegreen Communities was 16% during both the three months ended September 30, 2005 and 2006 and decreased from 18% to 15% during the nine months ended September 30, 2005 and September 30, 2006, respectively. These expenditures decreased during the nine months ended September 30, 2006 due to lower commissions as a result of lower sales, as compared to the nine months ended September 30, 2005. During the three months ended September 30, 2006, the decrease in commissions due to lower sales was offset by higher advertising expenses as a percentage of sales due primarily to the substantial sellout of Sanctuary Cove and Traditions of Braselton, which had unusually low advertising costs. In addition, these expenses were lower as a result of a relatively lower commission on the bulk sale of property near San Diego, California in the nine months ended September 30, 2006.

      Bluegreen Communities' general and administrative expenses increased $0.3 million or 9% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and decreased $1.0 million or 11% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This decrease in general and administrative expenses during the nine months ended September 30, 2006, was due to the closure of five sales offices in the second half of 2005. The offices at Silver Lakes Ranch, Mountain Lakes Ranch, Quail Springs Ranch, Brickshire, and the Traditions of Braselton were closed as a result of the substantial sell out at these locations.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various, centralized support functions at our corporate headquarters, including accounting, human resources, information technology, mergers and acquisitions, mortgage servicing, treasury and legal. Such expenses were $8.1 million and $13.2 million during the three months ended September 30, 2005 and September 30, 2006, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were 5% and 7% during the three months ended September 30, 2005 and September 30, 2006, respectively. Corporate general and administrative expenses were $27.4 million and $34.9 million for the nine months ended September 30, 2005 and September 30, 2006, respectively. As a percentage of sales of real estate, corporate general and administrative expenses were approximately 6% and 8% during the nine months ended September 30, 2005 and September 30, 2006, respectively.

      The increase in corporate general and administrative expenses during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflects the continued expansion of our corporate facilities and increases in personnel and other expenses incurred in our information technology, accounting and acquisition and development areas to support our growth. Also contributing to higher corporate general and administrative expenses in 2006 is the recognition of stock-based compensation as a result of adopting the provisions of SFAS No. 123R and the recognition of expenses totaling approximately $1.8 million associated with the adoption of our shareholders' rights plan and related litigation. During the three and nine months ended September 30, 2006, expense recognized under SFAS No. 123R was $0.8 million and $1.7 million, respectively.

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $9.8 million and $13.0 million during the three months ended September 30, 2005 and September 30, 2006, respectively. Interest income totaled $25.9 million and $30.7 million during the nine months ended September 30, 2005 and September 30, 2006, respectively. The increase in interest income during the three and nine months ended September 30, 2006, as compared to the same periods in 2005 was due primarily to higher interest accretion on our retained interest in notes receivable sold (as a result of the recognition of additional retained interests late in 2005 and in 2006) and higher average vacation ownership notes receivable balances during 2006 as compared to 2005.

Gain on Sales of Notes Receivable. During the three months ended September 30, 2005 and September 30, 2006, we sold $57.6 million and $113.7 million, respectively, of vacation ownership notes receivable that qualified for off-balance sheet sales treatment under SFAS No. 140. In connection with these sales, we recognized gains on sales of notes receivable of $6.4 million and $21.6 million during the three months ended September 30, 2005 and September 30, 2006, respectively. As a result of adopting SFAS No. 152, approximately $18.1 million of the gain was reflected as an increase to VOI sales during the three months ended September 30, 2006.

      During the nine months ended September 30, 2005 and September 30, 2006, we sold $147.6 million and $171.3 million, respectively, of notes receivable and recognized gains totaling $16.0 million and $31.3 million, respectively. As a result of adopting SFAS No. 152, approximately $27.3 million of the gain was reflected as an increase to VOI sales during the nine months ended September 30, 2006.

      The amount of notes receivable sold during a period, and therefore the amount of the gain recognized, depends on several factors, including the amount of availability, if any, under receivables purchase facilities that qualify for off-balance sheet (or "sales") treatment under SFAS No. 140, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the applicable vacation ownership receivables purchase facility (as described further below) and management's discretion as it relates to the timing and amount of receivables to sell as well as management's selection of which facility to utilize for such sale. The United States generally accepted accounting principles governing the accounting for our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures in the future. We currently intend to structure certain of our vacation ownership receivables purchase facilities, specifically those that are used to accumulate receivables pending a term securitization transaction, in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. Accordingly, no gains or losses will be recognized on the sales of receivables to such facilities until the receivables are included in an appropriately structured term securitization transaction. This accounting treatment is expected to increase the volatility of our quarterly earnings prospectively, but is not anticipated to materially impact annual earnings. We intend to follow a consistent pattern related to the timing of our term securitization transactions each year, although there can be no assurances that we will be able to achieve such timing, consummate such transactions prospectively, or recognized gains on such transactions.

Interest Expense. Interest expense was $3.5 million and $6.5 million during the three months ended September 30, 2005 and September 30, 2006, respectively. Interest expense was $11.1 million and $13.4 million during the nine months ended September 30, 2005 and September 30, 2006, respectively. The increase in interest expense during the three and nine months ended September 30, 2006, as compared to the comparable periods ended September 30, 2005 was primarily as a result of higher average debt outstanding and rising interest rates partially offset by increased capitalized interest on current development activity. Average debt outstanding in 2006 increased in part as a result of our on-balance sheet treatment of transfers to the BB&T Purchase Facility (as discussed further under "Credit Facilities for Bluegreen Resorts Receivables and Inventories") in 2006.

      Total interest expense capitalized to construction in progress was $2.4 million and $7.5 million for the three and nine months ended September 30, 2005, respectively, and $2.4 million and $8.9 million for the three and nine months ended September 30, 2006, respectively.

Provision for Loan Losses. During the three and nine months ended September 30, 2005 we recorded a provision for loan losses of $8.8 million and $21.0 million, respectively. This provision was based on our estimate of the expected performance of our vacation ownership notes receivable, reduced by the value of the underlying inventory that was anticipated to be recovered upon default. Effective January 1, 2006, SFAS No. 152 requires that the estimated losses on originated mortgages exclude the benefit of an estimate for the value of recoveries and further requires that the provision for loan losses for vacation ownership receivables be reflected as a reduction of VOI sales. During the three and nine months ended September 30, 2006, we recorded provisions for loan losses of $18.1 million and $44.0 million, respectively, as a reduction to VOI sales.

      The allowance for loan losses by division as of December 31, 2005 and September 30, 2006 was as follows:

                                                            Bluegreen        Bluegreen
                                                             Resorts        Communities         Other            Total
                                                             -------        -----------         -----            -----
                                                                              (dollars in thousands)
         December 31, 2005:
         Notes receivable .............................    $   131,058      $     7,408      $       186      $   138,652
         Allowance for loan losses ....................        (10,466)            (217)            (186)         (10,869)
                                                           -----------      -----------      -----------      -----------
         Notes receivable, net ........................    $   120,592      $     7,191      $        --      $   127,783
                                                           ===========      ===========      ===========      ===========
         Allowance as a % of gross notes
          receivable ..................................              8%               3%             100%               8%
                                                           ===========      ===========      ===========      ===========

         September 30, 2006:
         Notes receivable .............................    $   156,951      $     7,050      $       186      $   164,187
         Allowance for loan losses ....................        (13,265)            (208)            (186)         (13,659)
                                                           -----------      -----------      -----------      -----------
         Notes receivable, net ........................    $   143,686      $     6,842      $        --      $   150,528
                                                           ===========      ===========      ===========      ===========
         Allowance as a % of gross notes
          receivable ..................................              8%               3%             100%               8%
                                                           ===========      ===========      ===========      ===========

Other Expense, Net. Other expense, net was $1.0 million for the three months ended September 30, 2005 as compared to $1.9 million for the three months ended September 30, 2006. Other expense, net was $4.7 million as compared to $1.2 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in other expense, net, during the three months ended September 30, 2006 compared to the comparable prior year period was primarily a result of a charge of approximately $630,000 for the loss on disposal of various fixed assets. The decrease in other expense, net during the nine months ended September 30, 2006, as compared to the comparable prior year period was primarily a result of the 2005 recognition of a $1.7 million loss on early extinguishment of $55.0 million of our 10.5% Senior Secured Notes.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $1.6 million and $2.2 million during the three months ended September 30, 2005 and September 30, 2006, respectively. Minority interest in income of consolidated subsidiary was $3.3 million $4.9 million during the nine months ended September 30, 2005 and September 30, 2006, respectively.

Provision for Income Taxes. Our effective income tax rate during 2006 is 38.0% as compared to 38.5% during 2005. The decline in 2006 reflects a shift in the mix of our taxable income to states with lower taxes.

Cumulative Effect of Change in Accounting Principle from the Adoption of SFAS No. 152. The adoption of SFAS No. 152 on January 1, 2006 resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle primarily consists of the deferral of VOI sales and related costs for sales that were previously recognized but did not meet the required down payment threshold at January 1, 2006, due to sales incentives provided to buyers and the treatment of our Sampler Program, and the related tax benefit, net of the cumulative effect of change in accounting principle charge, related to the minority interest in the Subsidiary.

Summary. Based on the factors discussed above, our net income was $18.3 million and $21.9 million during the three months ended September 30, 2005 and September 30, 2006, respectively. Net income for the nine months ended September 30, 2005 and 2006 was $39.6 million and $28.0 million, respectively.

Changes in Financial Condition

      The following table summarizes our cash flows for the nine months ended September 30, 2005 and September 30, 2006 (in thousands):

                                                                                  Nine Months Ended
                                                                      September 30, 2005    September 30, 2006
                                                                      ------------------    ------------------
         Cash flows provided (used) by operating activities .........      $    43,766          $   (22,904)
         Cash flows (used) provided by investing activities .........           (8,538)                 539
         Cash flows (used) provided by financing activities .........          (47,165)               1,381
                                                                           -----------          -----------
         Net decrease in cash .......................................      $   (11,937)         $   (20,984)
                                                                           ===========          ===========

Cash Flows From Operating Activities. Cash flows provided by operating activities decreased $66.7 million or 152% from an inflow of $43.8 million during the nine months ended September 30, 2005 to an outflow of $22.9 million during the nine months ended September 30, 2006. The decrease in cash flows provided by operating activities during the nine months ended September 30, 2006 compared to the same period the prior year was primarily driven by higher inventory acquisition and development spending and an increase in notes receivable due to increased VOI sales. Partially offsetting the decrease in cash flows from operations was higher proceeds from the sale of notes receivable during the nine months ended September 30, 2006, as compared to the same period in 2005.

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

Cash Flows From Investing Activities. Cash flows provided by investing activities increased $9.1 million or 106% from an outflow of $8.5 million during the nine months ended September 30, 2005 to an inflow of $0.5 million during the nine months ended September 30, 2006, respectively. This increase was due primarily to higher amounts of cash received from our retained interests in notes receivable sold partially off-set by higher cash expenditures for property and equipment during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006. In addition, during the nine months ended September 30, 2006, we capitalized investments of $0.9 million as compared to $1.8 million during the nine months ended September 30, 2005, into statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see "Liquidity and Capital Resources").

Cash Flows From Financing Activities. Cash flows provided by financing activities increased $48.5 million or 103% from a cash outflow of $47.2 million during the nine months ended September 30, 2005 to a cash inflow of $1.4 million during the nine months ended September 30, 2006. This increase was due primarily to the redemption of $55.0 million of our 10.5% Senior Secured Notes as well higher net repayments on our credit facilities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006. The higher debt payments in 2005 were partially offset by the receipt of $59.3 million of proceeds in connection with our issuance of the junior subordinated debentures in the nine months ended September 30, 2005, as compared to the receipt of only $30.9 million of such proceeds during the nine months ended September 30, 2006.

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

      The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of September 30, 2006. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2006. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, and borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation  Ownership   Receivables   Purchase   Facilities  -  Off-Balance  Sheet
Arrangements

      Our ability to monetize our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum down payment of 10% of the purchase price in cash at the time of sale, however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the nine months ended September 30, 2006, approximated 61% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The GE Purchase Facility. In March 2006, we executed agreements for a vacation ownership receivables purchase facility (the "GE Purchase Facility") with General Electric Real Estate ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, we will act as servicer under the GE Purchase Facility for a fee.

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

      The GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. On March 28, 2006, the Company sold $22.3 million in vacation ownership receivables under the GE Purchase Facility. On May 23, 2006, we sold an additional $16.6 million in vacation ownership receivables pursuant to the GE Purchase Facility. As of September 30, 2006, the remaining availability under the GE Purchase Facility was $89.9 million in cumulative purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

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

      The GE Purchase Facility discussed above and the on-balance sheet BB&T Purchase Facility discussed under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories" are the only ongoing receivables purchase facilities under which we currently have the ability to sell or transfer receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

      Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents, however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, each securitization facility provides that certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

      The following is a summary of significant financial information related to the GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                                                December 31,       September 30,
                                                                                    2005               2006
                                                                                    ----               ----
      On Balance Sheet:
      Retained interests in notes receivable sold ..........................     $  105,696         $  125,460

      Off Balance Sheet:
      Notes receivable sold without recourse ...............................        429,403            502,056
      Principal balance owed to note receivable purchasers .................        396,679            470,205

                                                                                       Three Months Ended
                                                                                September 30,      September 30,
                                                                                     2005              2006
                                                                                     ----              ----
      Income Statement:
      Gain on sales of notes receivable ....................................     $    6,446         $    3,497
      Interest accretion on retained interests in notes receivable sold ....          2,547              5,372
      Servicing fee income .................................................          1,224              1,588

                                                                                        Nine Months Ended
                                                                                September 30,     September 30,
                                                                                     2005              2006
                                                                                     ----              ----
      Income Statement:
      Gain on sales of notes receivable ....................................     $   16,044         $    4,049
      Interest accretion on retained interests in notes receivable sold ....          6,909             10,516
      Servicing fee income .................................................          3,522              4,910

      We recorded gains on the sale of notes receivable of $21.6 million and $31.3 million during the three and nine months ended September 30, 2006, respectively. As a result of adopting SFAS No. 152, approximately $18.1 million and $27.3 million of the gain were recorded as an increase to VOI sales for the three and nine months ended September 30, 2006, respectively. The remaining gain of $3.5 million and $4.0 million have been recorded as a gain on the sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2006, respectively.

Credit Facilities for Bluegreen's Receivables and Inventories

      In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of September 30, 2006 (see further discussion below):

                                           Borrowings
                        Outstanding        During the
                         Borrowings        Nine Months          Advance Period
                           as of              Ended               Expiration;                                           Rate as of
                         September          September              Borrowing             Borrowing       Borrowing      September
   Credit Facility        30, 2006          30, 2006               Maturity                Limit            Rate         30, 2006
------------------------------------------------------------------------------------------------------------------------------------
The GMAC              $18.6 million            --              February 15, 2008;     $75.0 million     30-day LIBOR        9.33%
Receivables                                                    February 15, 2015                           + 4.00%
Facility

The GMAC              $40.7 million       $36.4 million        February 15, 2008;     $150.0 million    30-day LIBOR        9.83%
AD&C Facility                                                  August 15, 2013                             + 4.50%

The RFL A&D                   --               --              January 10, 2007;      $50.0 million     30-day LIBOR        9.23%
Facility                                                       January 10, 2008                            + 3.90%
                                                                                                        (Min. 6.90%)

The BB&T                      --          $68.4 million        May 25, 2008;          $137.5 million    LIBOR + 1.25%       6.58%
Purchase                                                       March 5, 2019
Facility

The Foothill           $2.2 million            --              December 31, 2006;     $30.0 million     Prime + 0.25%       8.50%
Facility                                                       December 31, 2008                      (Min. 4.00%); to       to
                                                                                                        Prime + 1.25%       9.50%

The GMAC              $46.8 million       $70.2 million        September 30, 2008;    $75.0 million     Prime + 1.00%       9.25%
Communities                                                    September 30, 2009
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the nine months ended September 30, 2006, we did not pledge any vacation ownership receivables under the GMAC Receivables Facility. As of September 30, 2006, $18.6 million was outstanding under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization.. Interest payments are due monthly. During the nine months ended September 30, 2006, we borrowed $36.4 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the Carolina Grande resorts and to finance the acquisition of property in Las Vegas, Nevada and Williamsburg, Virginia. As of September 30, 2006, $40.7 million was outstanding under the GMAC AD&C Facility. In October 2006, the Company borrowed $8.5 million under this facility to finance the purchase of the second phase of a resort property in Williamsburg, Virginia.

The RFL A&D Facility. In January 2005, we entered into a revolving credit facility with Resort Finance, LLC ("RFL") (the "RFL A&D Facility"). We can use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. The RFL A&D Facility is secured by the following: 1) a first mortgage and lien on all assets purchased with the RFL A&D Facility; 2) a first assignment of all construction contracts, related documents, building permits and completion bond; 3) a negative pledge of our interest in any management, marketing, maintenance or service contracts; and 4) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the RFL A&D Facility, subject to any requirements of the respective property owners' associations. Borrowings under the RFL A&D Facility can be made through January 10, 2007. Principal payments will be effected through agreed-upon release prices paid to RFL as vacation ownership interests in the resorts that serve as collateral for the RFL A&D Facility are sold. The outstanding principal balance of any borrowings under the RFL A&D Facility must be repaid by January 10, 2008. Interest payments are due monthly. We are required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we are required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents include customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. There were no outstanding amounts due under this facility as of September 30, 2006.

The BB&T Purchase Facility. In June 2006, we executed agreements for a vacation ownership receivables purchase facility (the "BB&T Purchase Facility") with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the BB&T Purchase Facility, a variable purchase price of approximately 85% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008. During the nine months ended September 30, 2006, we borrowed $68.4 million under the BB&T Purchase Facility. All amounts borrowed under this facility had been repaid as of September 30, 2006, through principal and interest payments received on transferred receivables and the 2006 Term Securitization described below. As such, there were no outstanding amounts due under this facility as of September 30, 2006 and the remaining availability under the BB&T Purchase Facility was $137.5 million.

      On  September  21,  2006,  BB&T  Capital  Markets,  a division  of Scott &
Stringfellow, Inc., served as initial purchaser and placement agent for a private offering and sale of $139.2 million of Bluegreen Corporation vacation ownership receivable-backed securities (the "2006 Term Securitization"). Approximately $153.0 million in aggregate principal of vacation ownership receivables were securitized in this transaction, including 1) $75.7 million in aggregate principal of receivables that were previously transferred under the BB&T Purchase Facility; 2) $38.0 million of vacation ownership receivables owned by us immediately prior to the 2006 Term Securitization and 3) an additional $39.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables") that can be sold by us through December 22, 2006. Excluding the Pre-funded Receivables, the remaining $113.7 million of receivables and the related $66.7 million of receivable-backed debt under the BB&T Purchase Facility, were accounted for on our balance sheet as assets and liabilities, respectively, immediately prior to the consummation of the 2006 Term Securitization. We also recognized an aggregate gain of $20.6 million, of which $18.1 million was classified as an increase to VOI sales in accordance with the adoption of SFAS No. 152, and recorded a retained interest in the future cash flows of the notes receivable securitized of $17.1 million in connection with the 2006 Term Securitization. On October 23, 2006 we sold $27.7 million in Pre-funded Receivables to BRFC XII and the $25.2 million purchase price was disbursed to us from the escrow account. With this sale we have $10.5 million in proceeds remaining in the escrow account related to the Pre-funded Receivables. The proceeds will be used by us for general operating purposes.

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

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We have a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.5% at September 30,
2006). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at September 30, 2006) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at September 30, 2006). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. At September 30, 2006, the outstanding principal balance under the facility was $2.2 million, approximately $1.6 million of which relates to Bluegreen Communities' receivables borrowings and approximately $0.6 million of which relate to Bluegreen Resorts' receivables borrowings under the Foothill Facility.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the "GMAC Communities Facility") for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC
Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake
Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunters' Crossing (New Braunfels, Texas); The Bridges of Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas) and Vintage Oaks at the Vineyards (New Braunfels, Texas). In addition, the GMAC Communities Facility is secured by our Carolina National and The Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively.. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. In March 2006, we borrowed $18.2 million under the GMAC Communities Facility for the acquisition of The Bridges of Preston Crossings and an additional $9.0 million for general corporate purposes. In April of 2006, we borrowed $19.0 million for the purchase of Vintage Oaks at the Vineyards, and $9.0 million for general corporate purposes. In June 2006, we borrowed $15.0 million for general corporate purposes. The total borrowings under this facility during the nine months ended September 30, 2006 was $70.2 million. As of September 30, 2006, $46.8 million was outstanding under the GMAC Communities Facility. In October 2006, we borrowed $2.2 million in conjunction with the King Oaks acquisition.

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

      On April 24, 2006, one of the Trusts, Bluegreen Statutory Trust IV ("BST IV") issued $15.0 million of trust preferred securities. BST IV used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 10.13% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.85% until the scheduled maturity date of June 30, 2036. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $464,000 to BST IV in exchange for its common securities, all of which are owned by us. Those proceeds were also used by BST IV to purchase an identical amount of junior subordinated debentures from us. The terms of BST IV's common securities are nearly identical to the trust preferred securities.

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

      We had the following junior subordinated debentures outstanding at September 30, 2006 (dollars in thousands):

                                    Outstanding
                                     Amount of         Initial                  Fixed        Variable      Beginning
                                       Junior          Equity                 Interest       Interest       Optional
                                    Subordinated         To       Issue         Rate           Rate        Redemption     Maturity
             Trust                   Debentures         Trust      Date          (1)           (2)            Date          Date
------------------------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                                          3-month
Trust I                                                                                       LIBOR
                                        $23,196         $  696    3/15/05       9.160%       + 4.90%         3/30/10       3/30/35
Bluegreen Statutory                                                                          3-month
Trust II                                                                                      LIBOR
                                         25,774            774    5/04/05       9.158%       + 4.85%         7/30/10       7/30/35
Bluegreen Statutory                                                                         3-month
Trust III                                                                                    LIBOR
                                         10,310            310    5/10/05       9.193%       + 4.85%         7/30/10       7/30/35
Bluegreen Statutory                                                                          3-month
Trust IV                                                                                      LIBOR
                                         15,464            464    4/24/06      10.130%       + 4.85%         6/30/11       6/30/36
Bluegreen Statutory                                                                          3-month
Trust V                                                                                       LIBOR
                                         15,464            464    7/21/06      10.280%       + 4.85%         9/30/11       9/30/36
                                        ----------------------

                                        $90,208         $2,708
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

Unsecured Credit Facility

      On July 26, 2006, we executed agreements to renew our $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (7.33% at September 30, 2006). Interest is due monthly and all outstanding amounts are due on June 30, 2007. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of September 30, 2006, no borrowings were outstanding under the line. However, an aggregate of $530,000 of irrevocable letters of credit were provided under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. These letters of credit expire on December 31, 2006. This line-of-credit is an available source of short-term liquidity for us. In September 2006, we borrowed and repaid $6.5 million under this line-of-credit.

Commitments

      Our material commitments as of September 30, 2006 include the required payments due on our receivable-backed debt, lines-of-credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of September 30, 2006, by period due (in thousands):

                                                                                 Payments Due by Period
                                                            ------------------------------------------------------------------

                                                             Less than      1 -- 3        4 -- 5        After 5
          Contractual Obligations                              1 year       Years          Years         Years         Total
      ----------------------------------                       ------       -----          -----         -----         -----
      Receivable-backed notes payable                       $      489    $    4,598    $       --    $   18,564    $   23,651
      Lines-of-credit and notes payable                         17,760        89,830           489         3,402       111,481
      10.50% senior secured notes payable                           --        55,000            --            --        55,000
      Junior subordinated debentures                                --            --            --        90,208        90,208
      Noncancelable operating leases                            15,457         9,610            95         3,398        28,560
                                                            ----------    ----------    ----------    ----------    ----------
      Total contractual obligations                         $   33,706    $  159,038    $      584    $  115,572    $  308,900
                                                            ==========    ==========    ==========    ==========    ==========

                                                                                 Payments Due by Period
                                                            -------------------------------------------------------------------
                                                            Less than       1 -- 3       4 -- 5        After 5
           Interest Obligations (1)                           1 year         Years        Years         Years          Total
      -----------------------------------                     ------         -----        -----         -----          -----
      Receivable-backed notes payable                       $    2,271    $    4,201    $    3,623    $    3,473    $   13,568
      Lines-of-credit and notes payable                        10, 225        17,040           458         4,025        31,748
      10.50% senior secured notes payable                        5,654         5,714            --            --        11,368
      Junior subordinated debentures                             8,589        17,179        17,179       215,243       258,190
                                                            ----------    ----------    ----------    ----------    ----------
      Total contractual obligations                         $   26,739    $   44,134    $   21,260    $  222,741    $  314,874
                                                            ==========    ==========    ==========    ==========    ==========

      (1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at September 30, 2006.

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

      As noted above, we have $530,000 in letters-of-credit outstanding at September 30, 2006, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit, which expire December 31, 2006, were required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

      We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $23.6 million as of September 30, 2006. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $81.1 million as of September 30, 2006. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      We believe that our existing cash, anticipated cash generated from operations, anticipated new permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facility, and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to, however, expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Item 4. Controls and Procedures.

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2006. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      b) There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In April 2006, in Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a First Amended Original Petition (April 2006). Pursuant to this First Amended Original Petition Plaintiffs seek to develop mineral interests in the Mountain Lakes subdivision and to recover damages from Southwest, alleging breach of contract, breach of fiduciary duty, tortious interference with existing and prospective relationships and intentional invasion or interference with property rights by Southwest, for allegedly interfering with the development of mineral rights held by plaintiffs. Plaintiffs' claims against Southwest total in the aggregate $25 million. The property owners association has filed a cross complaint against us, Southwest and individual directors of the property owners association asserting various tort claims. While no assurances can be given with respect to the outcome of the litigation, based on information currently available, we believe that the claims lack merit and intend to vigorously defend ourselves in this matter.

      As previously disclosed on July 27, 2006, The Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of our common stock. See our Current Report on Form 8-K and registration statement on Form 8-A, both of which were filed on August 2, 2006, for further discussion of the Rights. On October 16, 2006, in connection with litigation before the United States District Court for the Southern District of Florida between Bluegreen Corporation, as plaintiff, and as defendants the Siegel Shareholders, and our directors, as counter-defendants, the above parties entered into a Stipulation resolving the litigation and releasing all related claims. See our Current Report on Form 8-K and amended registration statement on Form 8-A, both of which were filed on October 18, 2006, for further discussion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We did not purchase any of our equity  securities  registered  pursuant to
Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2006, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 5. Other Information.

      On July 27, 2006, The Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of our common stock. See our Current Report on Form 8-K and registration statement on Form 8-A, both of which were filed on August 2, 2006, for further discussion of the Rights.

Item 6. Exhibits.

      Exhibits:

      4.3 Stipulation and Order from the United States District Court, Southern District of Florida, Case No. 06-80718-CIV-Hurley/Seltzer between Bluegreen Corporation and David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments (incorporated by reference to exhibit 99.1 to Current Report on Form 8-K dated October 18, 2006).

      4.4 Amendment to Rights Agreement between Bluegreen Corporation and Mellon Investor Services LLC, dated October 16, 2006 (incorporated by reference to exhibit 99.2 to Current Report on Form 8-K dated October 18, 2006).

      10.185 BXG Receivables Note Trust 2006-B, Standard Definitions, dated as of September 15, 2006.

      10.186  Indenture  between BXG  Receivables  Note Trust  2006-B as Issuer,
              Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2006.

      10.187  Sale  Agreement  by  and  among  Bluegreen   Receivables   Finance
              Corporation XII, as the Depositor and BXG Receivables Note Trust 2006-B as the Issuer dated September 15, 2006.

      10.188  Transfer  Agreement  by  and  among  Bluegreen  Corporation,   BXG
              Timeshare Trust I as the Seller, and Bluegreen Receivables Finance Corporation XII as the Depositor, dated September 15, 2006.

      10.189  Purchase  and  Contribution   Agreement  by  and  among  Bluegreen
              Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006.

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

                                           BLUEGREEN CORPORATION
                                              (Registrant)


Date: November 9, 2006                 By: /S/ GEORGE F. DONOVAN
                                           -------------------------------------
                                           George F. Donovan
                                           President and
                                           Chief Executive Officer


Date: November 9, 2006                 By: /S/ ANTHONY M. PULEO
                                           -------------------------------------
                                           Anthony M. Puleo
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


Date: November 9, 2006                 By: /S/ RAYMOND S. LOPEZ
                                           -------------------------------------
                                           Raymond S. Lopez
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)