Form 10-K
period 2006-12-31
BLUEGREEN CORP
filed 2007-03-16
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

       Registrant's telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
    Common Stock, $.01 par value               New York Stock Exchange

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

Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

  Large Accelerated filer |_|  Accelerated filer |X|  Non-Accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

      Yes |_|   No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $238,850,099 based upon the closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2006 ($11.46 per share). For this purpose, "affiliates" include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 5% of the Company's outstanding common stock.

As of March 7, 2007, there were 30,881,953 shares of the registrant's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the Company's definitive proxy statement to be filed for its 2007 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                              PART I                                       Page
Item 1.  BUSINESS.........................................................................    1

Item 1A. RISK FACTORS.....................................................................   25

Item 1B. UNRESOLVED STAFF COMMENTS........................................................   31

Item 2.  PROPERTIES.......................................................................   31

Item 3.  LEGAL PROCEEDINGS................................................................   31

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................   31

                                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............................   32

Item 6.  SELECTED FINANCIAL DATA..........................................................   33

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................   35

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................   58

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................   60

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................................  105

Item 9A. CONTROLS AND PROCEDURES..........................................................  105

Item 9B. OTHER INFORMATION................................................................  105

                                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...........................  106

Item 11. EXECUTIVE COMPENSATION...........................................................  106

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS................................................  106

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE...................................................................  106

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...........................................  106

                                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES..........................................  107

SIGNATURES................................................................................  107

EXHIBIT INDEX.............................................................................  110

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," "Bluegreen Vacation Club(R)," "Colorful Places To Live And Play(R)," "You're Going To Like What You See!(R)," "Encore Rewards(R)," "Outdoor Traveler Logo(R)," and the "Bluegreen Logo(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM)," "The Lodge Alley Inn(TM)," "Carolina Grande(TM)," "Harbour Lights(TM)," "Patrick Henry Square(TM)," "SeaGlass Tower(TM)," "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Havenwood at Hunter's CrossingTM," "Vintage Oaks at the Vineyard(TM)," "The Bridges at Preston Crossing(TM)," "Saddle Creek Forest(TM)," "The Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," "Preserve at Jordan Lake(TM)," "Encore Dividends(TM)," Bluegreen Preferred(TM)," and "Bluegreen Traveler Plus(TM)," are trademarks or service marks of Bluegreen Corporation in the United States.

      The terms "Big Cedar(R)" and "Bass Pro Shops(R)" are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

      The term "World Golf Village(R)" is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.

      All other marks are registered marks of their respective owners.

MARKET AND INDUSTRY DATA

      Market and industry data used throughout this Annual Report on Form 10-K were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association ("ARDA"). Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

PART I

Item 1. BUSINESS.

Introduction

We are a leading provider of colorful places to live and play through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts acquires, develops and markets vacation ownership interests ("VOIs") in resorts generally located in popular high-volume, "drive-to" vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. We also generate significant interest income through our financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by Bluegreen Communities.

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to capitalize on the growth of the vacation ownership industry. As of December 31, 2006, we had approximately
170,000 VOI owners, including approximately 134,000 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club through sales offices at all of our owned resorts and at our seven off-site sales offices in Georgia, Indiana, Illinois, Michigan, Minnesota, Nevada and Texas. A Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of "points" in perpetuity. Club members may use their points to stay in one of our 21 Bluegreen-owned resorts and 22 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered through Resort Condominiums International, LLC ("RCI") an external exchange network. The following table sets forth the Bluegreen Vacation Club resorts:

               Bluegreen-Owned Resorts (1)(2)                           Location
     ---------------------------------------------          ----------------------------------
     Daytona SeaBreeze (3)                                  Daytona Beach Shores, Florida
     The Hammocks at Marathon (3)                           Marathon, Florida
     The Fountains (3)                                      Orlando, Florida
     Orlando's Sunshine Resort I & II (3)                   Orlando, Florida
     Casa Del Mar Beach Resort                              Ormond Beach, Florida
     Grande Villas at World Golf Village (3)                St. Augustine, Florida
     Solara Surfside (3)                                    Surfside, Florida
     Mountain Run at Boyne (3)                              Boyne Falls, Michigan
     The Falls Village (3)                                  Branson, Missouri
     Bluegreen Wilderness Club at Big Cedar (3)(4)          Ridgedale, Missouri
     The Suites at Hershey (3)                              Hershey, Pennsylvania
     The Lodge Alley Inn (3)                                Charleston, South Carolina
     Carolina Grande (3)                                    Myrtle Beach, South Carolina
     Harbour Lights (3)                                     Myrtle Beach, South Carolina
     SeaGlass Tower (3)                                     Myrtle Beach, South Carolina
     Shore Crest Vacation Villas I & II (3)                 North Myrtle Beach, South Carolina
     MountainLoft (3)                                       Gatlinburg, Tennessee
     Laurel Crest (3)                                       Pigeon Forge, Tennessee
     Shenandoah Crossing (3)                                Gordonsville, Virginia
     Christmas Mountain Village (3)                         Wisconsin Dells, Wisconsin
     La Cabana Beach and Racquet Club (5)                   Oranjestad, Aruba

                   Other Resorts (1)                                    Location
     -------------------------------------------            ---------------------------------
     Paradise Isle Resort                                   Gulf Shores, Alabama
     Shoreline Towers Resort                                Gulf Shores, Alabama
     Via Roma Beach Resort (3)                              Bradenton Beach, Florida
     Dolphin Beach Club (3)                                 Daytona Beach Shores, Florida
     Fantasy Island Resort II (3)                           Daytona Beach Shores, Florida
     Mariner's Boathouse and Beach Resort                   Fort Myers Beach, Florida
     Tropical Sands Resort                                  Fort Myers Beach, Florida
     Windward Passage Resort                                Fort Myers Beach, Florida
     Gulfstream Manor (3)                                   Gulfstream, Florida
     Resort Sixty-Six (3)                                   Holmes Beach, Florida
     Outrigger Beach Club (3)                               Ormond Beach, Florida
     Landmark Holiday Beach Resort                          Panama City Beach, Florida
     Ocean Towers Beach Club                                Panama City Beach, Florida
     Panama City Resort & Club                              Panama City Beach, Florida
     Surfrider Beach Club                                   Sanibel Island, Florida
     Petit Crest Villas at Big Canoe                        Marble Hill, Georgia
     Pono Kai Resort (3)                                    Kapaa (Kauai), Hawaii
     Lake Condominiums at Big Sky                           Big Sky, Montana
     Foxrun Townhouses                                      Lake Lure, North Carolina
     Sandcastle Village                                     New Bern, North Carolina
     Waterwood Townhouses                                   New Bern, North Carolina
     Players Club                                           Hilton Head Island, South Carolina

----------

(1) Throughout this Annual Report on Form 10-K ("Annual Report"), any reference to resorts that we "own" refers to resorts where we acquired or developed a significant number of the VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. "Other Resorts" refer to component sites within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts.

(2) The table excludes acquisitions of vacation ownership resorts made during 2006 including property located in Las Vegas, Nevada; Newland, North Carolina; Williamsburg, Virginia; and Wisconsin Dells, Wisconsin. Occupancy in these resorts is expected following construction and development activities at each of these resort locations.

(3) This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(4) This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC We own a 51% interest in this joint venture and the joint venture's results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(5)   This resort is managed by Casa Grande Cooperative Association I, which has
      subcontracted   with  Bluegreen  Resorts   Management,   Inc.  to  provide
      management consulting services to the resort.

Throughout this Annual Report, "estimated remaining life-of-project sales" assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs or homesites, at current retail prices. "Field Operating Profit" means the operating profit of one of our business segments prior to the allocation of corporate overhead, interest income, other income, interest expense, other expense, minority interest, provision for income taxes, income of consolidated subsidiary and cumulative effect of change in accounting principle. See Note 18 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Field Operating Profit for our business segments to consolidated income before provision for income taxes.

Since our inception, we have generated over 219,000 VOI sales transactions. Bluegreen Resorts' estimated remaining life-of-project sales were approximately $3.0 billion at December 31, 2006. For the year ended December 31, 2006, Bluegreen Resorts had Sales and Field Operating Profit of $399.1 million and $53.9 million, respectively.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at kiosks in retail and leisure locations or through telemarketing campaigns, marketing to current owners of VOIs and referrals. To support our marketing and sales efforts, we have developed and continue to enhance our database to track our vacation ownership marketing and sales programs. We believe that as our vacation ownership operations grow, this database will position us to take advantage of, among other things, less costly marketing and referral opportunities.

While historical growth rates may not continue, based on ARDA and other industry data, we believe that vacation ownership has been one of the fastest growing segments of the hospitality industry with a 9% increase in U.S. timeshare sales year-over-year since 2004, and a 5% increase in the number of households owning one or more U.S. timeshare weekly intervals or points equivalents. According to ARDA, the primary reason cited by consumers for purchasing a VOI is the ability to exchange a VOI for accommodations at other resorts through worldwide exchange networks. Our affiliation with RCI, the largest worldwide vacation ownership exchange company, entitles members of the Bluegreen Vacation Club to stay at approximately 3,700 participating RCI resorts located in over 100 countries worldwide.

Our Bluegreen Vacation Club system permits our VOI owners to purchase a real estate timeshare interest which provides them with an annual or biennial allotment of points, which can be redeemed for occupancy rights at Bluegreen Vacation Club resorts. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. We also have implemented the Sampler Program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a one-year trial period. We believe that we benefit from the Sampler Program as it gives us the opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the cost incurred relative to the initial marketing of prospective customers.

Prior to acquiring a property for a resort, Bluegreen Resorts undertakes a property review of a resort location for potential acquisition, which includes physical and environmental assessments. This review is presented for approval to our Management Investment Committee, which was established in 1990 and consists of certain key members of senior management. Once approved by this committee, the acquisition is submitted to the Investment Committee of our Board of Directors for final approval. During the review process, we consider market, tourism and demographic data as well as the quality and diversity of the location's existing amenities and attractions to determine the potential strength of the vacation ownership market in the area and the availability of a variety of recreational opportunities for prospective VOI purchasers. Another important consideration of potential acquisition is the demand for resorts in specific geographic areas by existing Bluegreen Vacation Club members. We periodically monitor this demand through surveys and other means. We generally seek to acquire real estate or interests in real estate in markets that will provide incremental sales distribution opportunities and/or satisfy our existing Bluegreen Vacation Club members' desires for alternate vacation destinations. No assurance can be given that we will be able to be successful in our acquisition strategy.

We have historically provided financing to approximately 95% of our vacation ownership customers. Customers are required to make a downpayment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. As discussed in more detail in Note 1 of the Notes to Consolidated Financial Statements, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS"), SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions ("SFAS No. 152). SFAS No. 152, among other things, clarified the 10% downpayment computation as it applies to revenue recognition. As of December 31, 2006, our vacation ownership receivables portfolio totaled approximately $150.6 million in principal amount, with a weighted-average contractual yield of approximately 14.3% per annum. During the year ended December 31, 2006, we maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources" for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing residential homesites near major metropolitan centers or popular retirement areas. We believe that a majority of our Bluegreen Communities customers seek a lifestyle that is generally unavailable in traditional, intensely subdivided suburban developments. As of December 31, 2006, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Georgia, North Carolina, Texas and Virginia. We had $116.0 million of inventory for Bluegreen Communities on our balance sheet as of December 31, 2006 and Bluegreen Communities' estimated remaining life-of-project sales were approximately $528.8 million. For the year ended December 31, 2006, Bluegreen Communities recognized Sales and Field Operating Profit of $164.0 million and $35.8 million, respectively.

The objective of our communities marketing and sales program is to generate on-site sales presentations to potential prospects through a combination of newspaper, direct mail, television, billboard, Internet and radio advertising. In addition, we believe Bluegreen Communities' customer relationship management computer software system enables us to compile, process and maintain information concerning future sales prospects within each of our operating regions with the goal of tracking the effectiveness of our advertising and marketing programs relative to sales generated. During 2005 and 2006 our conversion ratio of sales to prospects receiving on-site presentations was 28% and 26% respectively. We believe that we have been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations, through these programs.

Bluegreen Communities acquires and develops land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. Prior to acquiring undeveloped land, we consider market depth and attempt to forecast market absorption. In new market areas, we typically engage a third-party to perform a market study in the area to evaluate market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. Our ability to bond projects to completion and /or provide a corporate guaranty generally allows us to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to the approval of both our Management Investment Committee and Investment Committee of our Board of Directors.

In fiscal 1997, we began construction of our first daily-fee golf course and to date have developed daily fee golf courses. We believe that daily-fee golf courses are an attractive amenity that increases the marketability of adjacent homesites. We currently intend to expand our golf course community residential land offerings into markets with attractive demographics for such properties. There can be no assurance that our strategy for this expansion or the operation of the courses will be successful.

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

Historically,   the  vacation  ownership  industry  was  highly  fragmented  and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the current success of the vacation ownership industry has been the entry into the market of some of the world's major lodging, hospitality and entertainment companies, such as

Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of these companies' overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry's image with the general public.

Our Bluegreen Vacation Club resorts are primarily "drive-to" resort destinations. We believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, international hostilities, economic conditions and the rising cost of gasoline may have an adverse effect on our operations in the future.

The Consumer. According to information compiled by industry sources, customers in our target demographic of 40 to 59 years old represented approximately 60% of all VOI owners in the United States in 2002. According to the U.S. Census, the 45 to 54 year old age group is expected to grow 18% from 2000 through 2010. The average age of recent VOI buyers is 51 with a median annual household income of approximately $85,000. Despite the industry's growth, VOI ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as tenant-in-common with other buyers of interests in the property. This traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence we have not sold fixed week VOIs for several years.

Under a points system, such as our Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member's behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points system offers members greater flexibility in planning their vacations. The number of points required for a stay at any one resort varies, depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs, available inventory, and available points. Members' unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also typically may "borrow" points from the next year, subject to certain restrictions and pre-payment of owner's maintenance fees. Since January 2004, all of our sales offices have only sold VOIs within our Bluegreen Vacation Club system, although all but one of our sales offices have been selling the points product since 2000.

The owners of VOIs manage the property through a nonprofit homeowners' association, that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners' association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2006, we managed 31 resorts, including 26 of the resorts in the Bluegreen Vacation Club.

Each VOI owner is required to pay the vacation club homeowners' association a share of all costs of maintaining the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner's use rights may be suspended and the homeowners' association may foreclose on the owner's VOI, subject to our first mortgage lien on the VOI, if any.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our owned resorts have been awarded RCI's highest designation (Gold Crown). A VOI owner's participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI's participating resorts are located throughout the world in over 100 countries. A Bluegreen Vacation Club owner may make a reservation for occupancy in a club VOI and then may attempt to exchange this occupancy right for one in another participating RCI resort. The owner lists his occupancy right as available with RCI and requests occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member's initial request, it suggests alternative resorts based on availability. If the owner consummates the exchange, they are charged an exchange fee by RCI. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us. In 2006, only 14.4% of our owners utilized the RCI exchange network.

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

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by us are significantly less capital intensive than those generally undertaken by commercial homebuilders. We believe that our market is also the beneficiary of a number of trends, including the large number of people entering into the 40 to 59 year old age bracket and the economic and population growth in certain of our primary markets.

Bluegreen Communities also focuses on the development of daily-fee golf courses and related amenities as the centerpieces of certain of our residential land communities. As of December 31, 2006, we were marketing homesites in five communities that include golf courses developed either by us or third parties. We currently intend to acquire and develop additional golf communities, as we believe that the demographics and marketability of such properties are consistent with our overall residential land strategy. Golf communities typically are larger, multi-phase properties that require a greater capital commitment than our single-phase residential land projects, but which also typically realize higher gross margins. There can be no assurance that we will be able to successfully implement our golf community strategy.

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

Florida

Daytona SeaBreeze-- Daytona Beach Shores, Florida. This 80-unit resort is located on the "World's Most Famous Beach." Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children's pool, a hot tub, a fitness center, barbeque grill area and a game room. The resort is on a barrier island less than six miles long and is located near the world-famous Daytona International Speedway and DAYTONA USA(R).

The Hammocks at Marathon-- Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit beachfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains-- Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida's family attractions, including Walt Disney World(R), SeaWorld(R) and Universal Studios(R). Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court and a basketball court. When fully developed, we anticipate that the Fountains will include 752 units.

Orlando's Sunshine Resort-- Orlando, Florida. Orlando's Sunshine Resort is located on International Drive, near Wet'n'Wild(R) water park and Universal Studios Florida(R). This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa Del Mar Beach Resort-- Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, Florida guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village-- St. Augustine, Florida. Grande Villas is located approximately 30 minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame(R). This resort features an extensive array of amenities, including a golf course (separately owned and operated; separate fee required), outdoor and indoor swimming pools, a hot tub, a sauna and a playground. When fully developed we anticipate that this resort will include 227 units.

Solara Surfside-- Surfside, Florida. This 58-unit oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation homes, a swimming pool, a sun deck and a hot tub.

Michigan

Mountain Run at Boyne-- Boyne Falls, Michigan. Boyne Mountain is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on nearby world-class courses designed by some of the game's masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units. Amenities for Winter and Summer use are separately owned and operated.

Missouri

The Falls Village-- Branson, Missouri. The Falls Village is located in the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson. When fully developed, we anticipate that this resort will include 219 units.

Bluegreen Wilderness Club at Big Cedar-- Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis courts and a spa. When fully developed, we anticipate that this resort will include 324 units.

Pennsylvania

The Suites at Hershey-- Hershey, Pennsylvania. This 3.2-acre, 79 unit resort is located near HersheyPark(R) and Hershey's(R) Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

South Carolina

The Lodge Alley Inn-- Charleston, South Carolina. Located in Charleston's historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This 90-unit resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston's historical sites, open-air markets and art galleries.

Carolina Grande-- Myrtle Beach, South Carolina. This 118 unit, 20-story tower is located across the street from the beach. An arrangement with The Carolinian Beach Resort offers guests an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city from each room. The resort is located near the Pavilion Amusement Park, NASCAR(R) SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring approximately 100 specialty shops, 20 restaurants, 15 attractions and 10 nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Convention Center.

Harbour Lights-- Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort's activities center overlooks the Intracoastal Waterway. When fully developed, we anticipate that this resort will include 356 units.

SeaGlass Tower-- Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144 unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include balconies, fully equipped kitchens, whirlpool baths and other amenities, including an indoor and two outdoor swimming pools, a hot tub, and two saunas.
SeaGlass Tower is located near the Pavilion Amusement Park, Broadway at the BeachSM, Myrtle Beach Convention Center, and the Myrtle Beach International Airport.

Shore Crest Vacation Villas-- North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-stored towers and consisting of 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, featuring its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft-- Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies; and certain units include gas fireplaces. When fully developed, we anticipate that this resort will include 414 units.

Laurel Crest-- Pigeon Forge, Tennessee. Laurel Crest is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting. When fully developed, we anticipate that this resort will include 202 units.

Virginia

Shenandoah Crossing-- Gordonsville, Virginia. Shenandoah Crossing, which currently includes 162 units, features an 18-hole golf course (which is owned and operated by an unaffiliated third party), indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Wisconsin

Christmas Mountain Village-- Wisconsin Dells, Wisconsin. Christmas Mountain Village, offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. This resort attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells. When fully developed, we anticipate that this resort will include 361 units.

Aruba

La Cabana Beach & Racquet Club-- Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite ocean front resort that offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two pools and private beach cabanas, none of which are owned by us.

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

                                                                          The                          Orlando's
                                                         Daytona        Hammocks        The            Sunshine      Casa Del Mar
Resort                                                  SeaBreeze     at Marathon      Fountains        Resort       Beach Resort
                                                     -----------------------------------------------------------------------------
                                                      Daytona Beach                                                      Ormond
                                                         Shores,        Marathon,       Orlando,        Orlando,         Beach,
Location                                                   FL              FL              FL              FL              FL
                                                     -----------------------------------------------------------------------------
Year acquired (1)                                          2005           2003            2003            1997            2003
Number of vacation homes
 completed                                                   80             58             382              90              43
Number of vacation homes
 under construction                                          --             --              91              --              --
Number of future vacation
 homes (2)                                                   --             --             279              --              --
Total current and future vacation
 homes                                                       80             58             752              90              43
Percentage of total current and
 future vacation homes sold (3)                              73%            87%             54%             99%             85%
Estimated remaining life-of-project
 sales (in millions) (4)                                  $12.9          $10.5          $339.4            $6.3            $3.9

                                                                                                                       Bluegreen
                                                       Grande Villas     Solara                                        Wilderness
                                                       at World Golf    Surfside        Mountain       The Falls      Club at Big
Resort                                                    Village        Resort       Run at Boyne      Village          Cedar
                                                     -----------------------------------------------------------------------------
                                                      St. Augustine,    Surfside,     Boyne Falls,      Branson,       Ridgedale,
Location                                                    FL              FL             MI              MO              MO
                                                     -----------------------------------------------------------------------------
Year acquired (1)                                          2003            2001           2002            1997            2000
Number of vacation homes
 completed                                                   92             58             104             144             249
Number of vacation homes
 under construction                                          60             --              --               9              --
Number of future vacation
 homes (2)                                                   75             --              --              66              75
Total current and future vacation
 homes                                                      227             58             104             219             324
Percentage of total current and
 future vacation homes sold (3)                              36%            99%             72%             49%             45%
Estimated remaining life-of-project
 sales (in millions) (4)                                 $139.9           $6.8           $15.1          $102.3          $123.0

                                       The Suites at       The Lodge         Carolina           Harbour           SeaGlass
Resort                                    Hershey          Alley Inn          Grande             Lights             Tower
                                      ----------------------------------------------------------------------------------------
                                          Hershey,        Charleston,      Myrtle Beach,      Myrtle Beach,     Myrtle Beach,
Location                                     PA                SC               SC                 SC                SC
                                      ----------------------------------------------------------------------------------------
Year acquired (1)                           2004              1998             2005               1997              2005
Number of vacation homes
 completed                                     79                90               118               252               144
Number of vacation homes
 under construction                            --                --                --                --                --
Number of future vacation
 homes (2)                                     --                --                --               104                --
Total current and future vacation
 homes                                         79                90               118               356               144
Percentage of total current and
 future vacation homes sold (3)                71%               96%               78%               86%                4%
Estimated remaining life-of-project
 sales(in millions) (4)                     $18.4             $ 2.3             $19.5             $89.0             $81.9

                                          Shore Crest                                                            Christmas
                                           Vacation          Mountain          Laurel          Shenandoah        Mountain
Resort                                      Villas             Loft             Crest           Crossing          Village
                                      ----------------------------------------------------------------------------------------
                                         North Myrtle                                                           Wisconsin
                                            Beach,         Gatlinburg,      Pigeon Forge,    Gordonsville,        Dells,
Location                                      SC                TN               TN                VA               WI
                                      ----------------------------------------------------------------------------------------
Year acquired (1)                            1996              1994              1995             1997               1997
Number of vacation homes
 completed                                    240               284               152               162               309
Number of vacation homes
 under construction                            --                --                --                --                --
Number of future vacation
 homes (2)                                     --               130                50               100                52
Total current and future vacation
 homes                                        240               414               202               262               361
Percentage of total current and
 future vacation homes sold (3)                94%               37%               65%               60%               68%
Estimated remaining life-of-project
 sales(in millions) (4)                      $8.8             $252.6            $64.1            $115.1            $183.9

                                                 La Cabana
                                                 Beach and
Resort                                         Racquet Club
                                              --------------
                                                Oranjestad,
Location                                           Aruba
                                              --------------
Year acquired (1)                                  1997

Number of vacation homes
 completed                                          449
Number of vacation homes
 under construction                                  --
Number of future vacation homes (2)                  --
Total current and future vacation
 homes                                              449
Percentage of total current and
 future vacation homes sold (3)                      94%
Estimated remaining life-of-project
 sales(in millions) (4)                           $21.0

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

      (3) This is the portion of each resort that has been sold through December 31, 2006, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development.

      (4) Estimated remaining life-of-project sales as of December 31, 2006. This table excludes VOI inventory that we own at several non-owned resorts ("Miscellaneous Inventory"). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2006 was $16.0 million or less than 1% of Bluegreen Resorts' estimated remaining life-of-project sales. This table also excludes the estimated life-of-project sales at the 2006 resort acquisitions as discussed below. There is no assurance that we will realize the estimated remaining life-of-project sales.

The table excludes acquisitions of property for future vacation ownership resorts made during 2006 including properties in Newland, North Carolina; Williamsburg, Virginia; Las Vegas, Nevada, and Wisconsin Dells, Wisconsin, (the "2006 Resort Acquisitions"). Occupancy is expected following the completion of construction and development activities at each of these resorts. The aggregate estimated remaining life-of-project sales for our 2006 Resort Acquisitions as of December 31, 2006 was $1.2 billion or 41% of Bluegreen Resorts' estimated remaining life-of-project sales.

Each of our resorts has property and casualty insurance coverage. In the case of our completed resorts, or builder's risk insurance, in the case of resorts that are under construction. In addition, we, or general contractors hired by us, purchase performance bonds if required by the local jurisdictions in which we develop our resorts. There is no assurance that insurance will remain available on attractive terms, at acceptable prices, or at all.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2006.

North Carolina

Chapel Ridge-- Chatham County, North Carolina. In July 2004, we acquired approximately 800 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina for $5.5 million. Amenities at this golf community will include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements relative to the homesites at Chapel Ridge being performed by us include in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Chapel Ridge in July 2004. During 2006, we acquired 242 acres of land as an addition to Chapel Ridge for $7.4 million. Sales at this addition began in March of 2007.

Texas

Mystic Shores-- Canyon Lake, Texas. We acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, we purchased an additional 435 acres for $2.7 million. The community is expected to include approximately 2,400 homesites, ranging in size from one to 20 acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property also features a junior Olympic swimming pool, bathhouse, open-air pavilion and picnic area. General improvements on homesites at Mystic Shores performed by us included, in most cases, water and selective homesite clearing, while some sections of the community also include electric and telephone utilities. We began selling homesites at Mystic Shores in March 2000.

Lake Ridge at Joe Pool Lake-- Cedar Hill, Texas. We acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas, in April 1994 for $6.1 million. In fiscal 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake, which is a public recreation areas, has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, also not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage is expected to yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Lake Ridge at Joe Pool Lake in April 1994.

King Oaks-- College Station, Texas. In September 2006, we acquired a 953-acre parcel in College Station, Texas, located northwest of Houston for $3.1 million. The property is expected to be developed into a community with 432 homesites. General improvements on the homesites at King Oaks being performed by us include, in most cases, water and sewer, utilities and selective homesite clearing. We began selling homesites at King Oaks in November 2006.

The Bridges at Preston Crossing-- Grayson County, Texas. In March 2006, we acquired 1,580-acres for a planned golf community in Grayson County, Texas, located just outside of Dallas, for $26.1 million. Amenities at this golf community are expected to include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements relative to the homesites at The Bridges at Preston Crossing being performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at The Bridges at Preston Crossing in September 2006.

Saddle Creek Forest-- Magnolia, Texas. In January 2005, we acquired approximately 1,053 acres of land located near Houston, Texas in Montgomery
County for $2.7 million. Saddle Creek Forest features 464 heavily wooded, private lake and creekside homesites, ranging in size from one to five acres. General improvements on the homesites at Saddle Creek Forest being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at Saddle Creek Forest in August 2005. We also acquired 130 acres in April 2006 for $0.7 million for a new section of Saddle Creek Forest, to be called Legacy Oaks in Magnolia, TX.

Havenwood at Hunter's Crossing-- New Braunfels, Texas. In July 2005 we acquired approximately 1,263 acres of land with convenient access to Austin and San Antonio, Texas in Comal County, Texas for $7.5 million. This gated community offers premium hilltop homesites on one to three acres of land. Havenwood at Hunter's Crossing features dense oaks and stunning views of the surrounding Hill Country. General improvements on the homesites at Havenwood at Hunter's Crossing being performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began sales of homesites at Havenwood at Hunter's Crossing in January 2006.

Vintage Oak at the Vineyard-- New Braunfels, Texas. In April 2006, we acquired a 3,300-acre parcel in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. Amenities at this community are expected to include walking trails, a large pool complex and a park. General improvements on the homesites at Vintage Oaks being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at Vintage Oaks in October 2006.

SugarTree on the Brazos-- Parker County, Texas. In November 2004, we acquired approximately 429 acres of land located near Fort Worth, Texas in Parker County, Texas for $4.3 million. SugarTree on the Brazos is surrounded by a championship golf course (separately owned) and is nestled along the shores of the Brazos River. Amenities at this community are expected to include a swimming center and clubhouse. General improvements on the homesites at SugarTree on the Brazos being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at this community in March 2005.

The following table provides additional information about the significant Bluegreen Communities projects listed above:

                                                         Chapel               Mystic          Lake Ridge at
Community                                                 Ridge               Shores          Joe Pool Lake       King Oaks
                                                     -------------------------------------------------------------------------
                                                        Chatham            Canyon Lake,        Cedar Hill,         College
Location                                               County, NC               TX                  TX           Station, TX
                                                     -------------------------------------------------------------------------
Year acquired (1)                                         2004                 1999                1994              2006
Total acreage                                            1,040                 7,401               3,166               953
Number of homesites anticipated (2)                        779                 2,328               2,451               432
Percentage of anticipated homesites sold (3)                69%                   81%                 88%                3%
Estimated remaining life-of-project sales
(in millions) (4)                                        $33.9                 $36.0               $42.7             $28.5

                                                                                               Havenwood at       Vintage Oaks
                                                     The Bridges at        Saddle Creek          Hunter's            at the
Community                                           Preston Crossing          Forest             Crossing           Vineyard
                                                     -------------------------------------------------------------------------
                                                    Grayson County,          Magnolia,         New Braunfels,          New
Location                                                  TX                    TX                   TX          Braunfels, TX
                                                     -------------------------------------------------------------------------
Year acquired (1)                                         2006                  2005                 2005              2006
Total acreage                                            1,580                 1,053                1,263             3,300
Number of homesites anticipated (2)                      2,007                   544                  679             2,019
Percentage of anticipated homesites sold (3)                 3%                   63%                  31%                5%
Estimated remaining life-of-project sales
(in millions) (4)                                        $165.4                $12.3                $34.4             $142.0

                                                       SugarTree on
Community                                               the Brazos
                                                      --------------
                                                      Parker County,
Location                                                    TX
                                                      --------------
Year acquired (1)                                        2004
Total acreage                                             429
Number of homesites anticipated (2)                       346
Percentage of anticipated homesites sold (3)               41%
Estimated remaining life-of-project sales
(in millions) (4)                                       $12.2


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

      (3) This is the percentage of anticipated homesites sold through December 31, 2006.

      (4) Estimated remaining life-of-project sales as of December 31, 2006. This table excludes additional projects currently being marketed by Bluegreen Communities with an aggregate estimated remaining life-of-project sales as of December 31, 2006 of $21.4 million, or approximately 4% of Bluegreen Communities total estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life-of-project sales.

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

Communities are generally subdivided for sale into homesites typically ranging in size from 1/4 acre to five acres.

In connection with our review of potential Bluegreen Communities inventory, we consider economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with our general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of our long-term strategy for Bluegreen Communities, in recent years we have focused on fewer, more capital-intensive communities. We intend to continue to focus Bluegreen Communities on those regions where we believe the market for our products is strongest, such as the southeast and southwest regions of the United States, and to replenish and increase our residential land inventory in such regions as existing projects are sold out.

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

By requiring, in most cases, that regulatory approvals be obtained prior to closing and by limiting the amount of the down payment upon signing a purchase agreement, we are typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce:

      o the time during which it actually owns specific communities between initial acquisition and the ultimate sale;

      o     the market risk associated with holding such communities; and

      o     the risk of acquiring properties that may not be suitable for sale.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations either face-to-face with consumers we meet in connection with various marketing alliances or through telemarketing methods (see further discussion of our marketing alliances below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners ("Upgrades"), and referrals of prospective purchasers from existing VOI owners and others. Upgrades involve relatively less marketing expense and typically result in relatively higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that as Bluegreen Resorts' operations grow, this database will become an increasingly significant asset, positioning us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

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

In June 2000, we entered into an exclusive marketing agreement with Bass Pro, Inc. ("Bass Pro") and a joint venture with Big Cedar, LLC, a Bass Pro affiliate. Under the terms of the ten-year agreement, we have the right to market our VOIs at each of Bass Pro's retail locations, in Bass Pro's catalogs and on Bass Pro's website. We believe that the branding aspects of this alliance are consistent with our overall marketing strategy for Bluegreen Resorts. We compensate Bass Pro for successful marketing efforts pursuant to our agreement. No compensation is paid to Bass Pro on sales made by the Bluegreen Wilderness Club at Big Cedar sales office, as this sales office is part of a joint venture between Big Cedar, LLC, which is an affiliate of Bass Pro and us. We currently market discounted three-day, two-night mini-vacation packages at most of Bass Pro's national retail locations. Most of these mini-vacation packages require the buyer to participate in a sales presentation at either a Bluegreen Vacation Club sales office or the

Bluegreen Wilderness Club at Big Cedar sales office. We also have an exclusive VOI marketing presence on Bass Pro's website, which is linked to our website. We believe that this arrangement results in effective and cost-efficient marketing for Bluegreen Resorts.

On June 16, 2000, we prepaid $9.0 million to Bass Pro in connection with the above marketing agreement. The prepayment was amortized from compensation earned by Bass Pro and member distributions otherwise payable to Big Cedar, LLC as a member of the joint venture from the earnings of the joint venture. As of December 31, 2005, the prepayment had been fully utilized. The marketing agreement expires on the earlier of: (1) June 16, 2010; or (2) such time as 90% of the joint venture's proposed VOIs have been sold and conveyed.

On October 2, 2002, through our wholly-owned subsidiary, Great Vacation Destinations, Inc. ("GVD"), we acquired substantially all of the assets and assumed certain liabilities of TakeMeOnVacation, LLC and certain of its affiliates ("TMOV"). Utilizing the assets acquired from TMOV, GVD generates "permission" marketing sales leads for VOI sales utilizing various marketing strategies. These leads are then contacted and given the opportunity to purchase discount mini-vacation packages. These packages sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a VOI sales presentation. GVD seeks to generate sales prospects for our VOI sales business and, prior to 2006, for sales prospects that could be sold to other VOI developers. We believe that GVD's "permission" marketing lead generation programs and the potential benefits of tracking and controlling the subsequent marketing efforts are consistent with Bluegreen Resorts' overall marketing strategy.

Also in October 2002, in connection with the acquisition of certain land and completed VOIs from Boyne USA Resorts ("Boyne"), we obtained the right to market the Bluegreen Vacation Club at two of Boyne's resort properties: Boyne Mountain and Boyne Highlands. In addition, Bluegreen Resorts entered into an exclusive marketing arrangement with an affiliate of Boyne, Boyne Country Sports ("BCS"). BCS owns and operates six ski, snowboard and golf equipment retail stores throughout Michigan. Bluegreen Resorts markets our vacation club through a variety of programs directed to BCS's customer base, including lead generation operations in four of BCS's locations and tour generation operations in two of BCS's locations. We believe that these arrangements will allow us to benefit from marketing to customers that we believe are within our target demographic through an affiliation with a known regional brand.

In 2006, we entered into separate agreements, with Six Flags, Inc., the world's largest recreational theme park company, and Cedar Fair Entertainment (successor to Paramount Parks), pursuant to which we market mini-vacations in certain of their theme parks.

Our VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2006, total selling and marketing expense for Bluegreen Resorts was $239.8 million or 60% of the division's $399.1 million in sales.

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to explain relevant information regarding VOI ownership at the resort and pursuant to our policies the statement must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of the impact of SFAS No. 152 on the calculations of the amount of the down payment for purposes of generally accepted accounting principles). Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our resorts or one of our off-site sales offices prior to purchasing.

In addition to sales offices located at our resorts, we also operate seven off-site sales offices serving the Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; Dallas, Texas; and Las Vegas, Nevada markets. Our off-site sales offices market and sell VOIs in the Bluegreen Vacation Club, and allow us to bring our products to markets with favorable demographics and low competition for prospective buyers. We continue to evaluate our ongoing utilization of off-site sales operations and may elect to open new locations or close existing locations in the future.

Bluegreen Communities

In general, as soon as practicable after agreeing to acquire a property and during the time period that improvements are being completed, we establish selling prices for the individual homesites. In pricing the homesites, we attempt to take into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable parcels in the area. Once selling prices are established, we commence our marketing efforts.

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

The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We generally require that all sales representatives walk the community and become knowledgeable about each homesite and applicable zoning, subdivision and building code requirements prior to initiating the marketing effort for a community. Continued training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by our executive officers. We believe we enhance our sales and marketing organization through our Bluegreen Institute, a mandatory training program that is designed to instill our marketing and customer service philosophy in middle and lower-level management. Additionally, the sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representatives' compensation is commission-based.

It is our policy to require our sales staff to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development ("HUD") lot information statement ("Property Report"), where required, or a "Vital Information Statement" that we generate, states relevant information with respect to, and risks associated with, the property, a receipt for which must be signed by each purchaser.

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

Customer Financing

General

Sales of VOIs accounted for 71% of consolidated sales, and approximately 95% of our VOI customers utilized our financing during the year ended December 31, 2006. In recent years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 2% of all homesite purchasers due to, among other things, continued willingness on the part of banks to extend direct homesite financing to purchasers.

We offer financing to our VOI customers of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2006, provided for a term of 10 years and a fixed interest rate. In connection with our VOI sales within the Bluegreen Vacation Club, we deliver the deed on behalf of the purchasers to the trustee of the vacation club and secure repayment of the purchaser's obligation by obtaining a mortgage on the purchaser's real estate-based VOI.

The weighted-average interest rate on our owned notes receivable by division was as follows:

                                                     As of December 31,
                        Division                   2005              2006
               --------------------------          ----              ----
               Bluegreen Resorts.........          14.8%             14.3%
               Bluegreen Communities.....          10.7%             11.9%
               Consolidated..............          14.6%             14.2%

See "Sale of Receivables/Pledging of Receivables," below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Our VOI financing is not subject to any significant loan underwriting criteria, a characteristic typically shared with subprime loans. Currently, customer financing on sales of VOIs typically requires the following: (1) receipt of a minimum down payment of 10% of the purchase price; (2) a note and mortgage (or deed of trust); and, (3) other closing documents between the purchaser and ourselves. We encourage purchasers to make higher down payments by offering a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized checking payment plan are charged interest at a rate which is 1% greater than the otherwise prevailing rate, where allowed by applicable laws and regulations. As of December 31, 2006, approximately 82% of our VOI notes receivable serviced were on our pre-authorized payment plan.

In connection with one of our vacation ownership receivables purchase facilities, we are required to obtain a Fair Isaac Corporation score ("FICO(R)") on the obligors for the receivables we sell. The median FICO(R) score for the obligors whose notes were sold in this facility for the two latest sales (totaling $49.6 million in aggregate principle sold) in 2006 was 665 for those obligors with a FICO(R) score. We believe that there was no adverse selection in determining which loans to sell in these portfolios; however, this median FICO(R) score may differ, perhaps materially, from the median FICO(R) score for our entire portfolio, which is unknown.

Bluegreen Communities

At Bluegreen Communities, we have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may include reviewing the applicant's credit history and for credit score, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant's ability to repay the loan in accordance with our terms.

Collection Policies

Bluegreen Resorts

Financed sales of VOIs sold through the Bluegreen Vacation Club are affected using a note and mortgage arrangement. Collection efforts in substantially all cases and delinquency information concerning Bluegreen Resorts' notes receivables are managed at our corporate headquarters. A staff of experienced collectors, assisted by a mortgage collection computer system, handles servicing of the division's receivables. Our collectors are incentivized through a performance-based compensation program. We generally make collection efforts to customers by mail and by telephone. In addition to telephone contact commencing at 16 days past due, a 30-day collection letter is sent (if a U.S. resident), advising such customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter, return receipt requested, to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues at 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and mail a "Notice of Intent to Cancel Membership", return receipt requested, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer's VOI ownership. At this point, the account may be reviewed by the collection manager to determine if, in certain limited circumstances, additional correspondence should be sent offering repayment options. If the customer fails to respond to the correspondence with the given timeframe, the loan will be defaulted and the customer's VOI terminated. At approximately 120 days delinquent, we send a "Termination Letter", return receipt requested. We then resell the VOI to a new purchaser.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities' notes receivable are also managed at our corporate headquarters. A staff of collectors handles servicing of the division's receivables. We generally make collection efforts by mail and telephone. Collection efforts begin when an account is sixteen days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and to attempt to bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer's payment history and the reason for the current inability to make timely payments. If the customer does not abide by an agreed-upon collection agreement, or if no agreement is reached, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest (unless the loan is deemed to be an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the collection manager determines any further action required to be taken.

Loan Loss Reserves

The allowance for loan losses as a percentage of our outstanding notes receivable was approximately 9% at both December 31, 2005 and 2006. We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, present and expected economic conditions, as well as other factors. Effective January 1, 2006, we changed our accounting for loan losses on our vacation ownership notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable over the past 10 years (if available). During the years ended December 31, 2004, 2005, and 2006, the average annual default rates and delinquency rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

           Average Annual Default Rates           Year Ended December 31,
           ----------------------------    -------------------------------------

                      Division             2004             2005            2006
           ----------------------------    ----             ----            ----
           Bluegreen Resorts...........    8.5%             8.5%            7.5%
           Bluegreen Communities.......    1.9%             1.9%            1.8%

           Delinquency Rates                        As of December 31,
           ----------------------------    -------------------------------------

                      Division             2004             2005            2006
           ----------------------------    ----             ----            ----
           Bluegreen Resorts...........    6.3%             5.9%            4.0%
           Bluegreen Communities.......    20.2%           12.0%            7.8%

Sales of Receivables/Pledging of Receivables

During the years ended December 31, 2004, 2005, and 2006, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

Since 1986, we have sold or pledged a significant amount of our receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities' receivables pledged to a financial institution, we generally must maintain a debt-to-eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 90%. We are obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate.

Since fiscal 1999, we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. The vacation ownership business involves making sales of a product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price up front, yet selling, marketing and administrative expenses are primarily cash expenses, which, in our case for the year ended December 31, 2006, approximated 60% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to our meeting our short- and long-term cash needs.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner's trust structure, pursuant to which we sell receivables to one of our wholly-owned, special purpose finance subsidiaries. These subsidiaries then sell the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and as applicable, a specified over collateralization ratio is achieved and a cash reserve account is fully funded. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

Although sales of our receivables pursuant to vacation ownership receivables purchase facilities have historically been deemed "true sales" from a legal perspective, the accounting for such transactions could be either as off-balance sheet sales or as on-balance sheet borrowings, depending on the application of the requirements of SFAS No. 140. In our disclosures relative to each vacation ownership receivables purchase facility, we indicate how these transactions are accounted for.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Vacation Ownership Receivables Purchase Facilities - Off-Balance Sheet Arrangements" for information about our current VOI receivables purchase facilities.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee of approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the years ended December 31, 2004, 2005, and 2006, we recognized aggregate servicing fee income of $2.9 million, $5.0 million, and $7.0 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex regulation. We are subject to compliance with various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

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

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. Laws in each state where we sell VOIs, generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, future owners may recover from us amounts in connection with the repairs made to the developed property. As required by state laws, we seek to provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser's rights and obligations as a VOI owner. The development and management of our resorts is subject to various federal, state and local laws and regulations, including the Americans with Disabilities Act.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner's ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

Our customer financing activities are also subject to extensive regulation, which may include: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; and, anti-money laundering laws.

During the year ended December 31, 2006, approximately 7% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 15% of our VOI sales during the year ended December 31, 2006, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state "do not call" laws. In addition, the Federal Trade Commission has implemented national "do not call" legislation. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of "permission marketing" techniques and branding, whereby prospective purchasers have granted us permission to contact them in the future, and through our exclusive marketing agreement with Bass Pro. We have implemented procedures which we believe will help reduce the possibility that individuals who have formally requested to the applicable federal or state regulators that they be placed on a "do not call" list are not contacted through one of our in-house or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2006, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the "do not call" laws. There is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen Resorts competes with various high profile and well-established operators. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for sales personnel. We believe that each of our vacation ownership resorts faces the same general competitive conditions. Although, as noted above, Bluegreen Resorts competes with various high profile and well-established operators, we believe that we can compete on the basis of our general reputation, the price, location and quality of our vacation ownership resorts and the flexibility of our Bluegreen Vacation Club product. However, the development and operation of additional vacation ownership resorts by competitors in our markets could have a material adverse impact on the demand for our VOIs and our results of operations.

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

In our customer financing activities, we compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. In recent years, we have experienced increased competition with respect to the financing of Bluegreen Communities sales, as evidenced by the low percentage of homesite sales internally financed since 1995.

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the Securities Exchange Commission ("SEC") ("Exchange Act Reports") on our website, www.bluegreencorp.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Our website and the information contained therein or connected thereto are not incorporated into this Annual Report.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2006, we had 5,342 employees of which 623 were located at our headquarters in Boca Raton, Florida, and 4,719 in regional field offices throughout the United States and Aruba (the field personnel include 369 field employees supporting Bluegreen Communities and 4,350 field employees supporting Bluegreen Resorts). Only our employees in Aruba are represented by a collective bargaining unit. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 12, 2007.

               Name                 Age                           Position
     -------------------------      ---     ------------------------------------------------------
     John M. Maloney, Jr......      45      President and Chief Executive Officer
                                            (Appointed effective December 31, 2006)

     Daniel C. Koscher........      49      Senior Vice President and Chief Executive Officer --
                                            Bluegreen Communities

     Anthony M. Puleo.........      39      Senior Vice President, Chief Financial Officer and
                                            Treasurer

     Sheila B. Donahoe........      42      Senior Vice President and Chief Information Officer

     Allan J. Herz............      47      Senior Vice President, Mortgage Operations

     Douglas O. Kinsey........      48      Senior Vice President, Acquisitions and Development

     Laurel M. Liber..........      53      Senior Vice President, Owner Relations

     James R. Martin..........      59      Senior Vice President, General Counsel and Clerk

     Susan J. Saturday........      47      Senior Vice President and Chief Human Resources Officer

     Raymond S. Lopez.........      31      Vice President and Chief Accounting Officer

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named our Senior Vice President of the Company and President of Bluegreen Resorts and he was elected Executive Vice President and Chief Operating Officer in November 2005. Effective January 2007, Mr. Maloney was appointed President and Chief Executive Officer. From 1997 to 2000, Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp. From 1994 to 1997, Mr. Maloney held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales and Marketing for the South Florida area.

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

Douglas O. Kinsey joined us in 2003 as Senior Vice President, Acquisitions and Development. From 1996 to 2003, Mr. Kinsey served as Senior Vice President of Real Estate Acquisitions for Fairfield Resorts, a vacation ownership resort developer that was publicly-traded until its acquisition by Cendant Corporation. Mr. Kinsey holds a B.S.B.A. in finance.

Laurel M. Liber joined us in 2000 as Director of Bluegreen Vacation Rentals and was elected Vice President of Resort Services in 2001. In 2004, Ms. Liber was elected Senior Vice President of Owner Relations for Bluegreen Resorts and in 2005, she was named Senior Vice President of the Company. From 1997 to 2000, Ms. Liber served as a Director at Sunterra Corporation, focusing on the implementation of their points-based vacation club product and new resort operating system.

James R. Martin joined us in 2004 as Senior Vice President, General Counsel and Clerk. Prior to joining us, Mr. Martin was a partner with the law firm of Baker & Hostetler LLP since 1985, focusing his practice on real estate, resort development, vacation ownership, federal and state regulatory matters and commercial and consumer law. Mr. Martin holds a B.A. and J. D. degree.

Susan J. Saturday joined us in 1988. During her tenure, she has held various management positions with us including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was elected Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Saturday holds a B.B.A. in Accounting and a M.S. in Human Resource Management.

Raymond S. Lopez joined us in 2004 as Controller. In August 2005, he was elected Vice President and Chief Accounting Officer (Principal Accounting Officer). Prior to joining us, Mr. Lopez served as Manager of External Reporting for Office Depot, Inc. and as a Senior Auditor with Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant and holds a B.S. in Accounting.

Our by-laws provide that, except as otherwise provided by law or our charter and by-laws, the President, Treasurer and the Clerk hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their respective successors are chosen and qualified. Additionally, all other officers hold office for the same period unless a shorter time is specified in the vote appointing such officer(s).

Item 1A. RISK FACTORS.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors may affect our business. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (available on our website and the SEC website) in future periods for updates to these risk factors. These risks and uncertainties include but are not limited to those referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the following:

Our continued liquidity depends on our ability to sell or borrow against our notes receivable.

We offer financing of up to 90% of the purchase price to purchasers of VOIs and homesites. Approximately 95% of our VOI customers and less than 1% of our homesite customers utilized our in-house financing during the year ended December 31, 2006. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the downpayment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers is a critical factor in our continued liquidity. We are also a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables to a trust established for the transaction. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue in our participation in securitizations-type transactions on the terms currently available to us, our liquidity and cash flow would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of such customer notes at favorable rates, or at all.

We depend on additional funding to finance our operations.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements. However, we cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. Moreover, we are, and will be required to seek external sources of liquidity to:

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

Our business may be adversely affected by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, housing vales and availability of mortgage financing, increased terrorist threats and security in the United States, instability in the airline industry and geopolitical conflict in the Middle East, North Korea and other areas. Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for us or for our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our loans to our borrower owners. Because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs or taxes and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses if the customers we finance default on their obligations to pay the balance of the purchase price.

Under the terms of our pledged receivables facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables, and include provisions that would require substantially all of our cash flows from the receivable portfolios sold to be diverted to the parties who purchased the receivables from us should defaults exceed certain thresholds. Further, if defaults and other performance criteria adversely differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. As servicer of the notes, we may also be required to advance delinquent payments to the extent we deem them recoverable. Accordingly, we bear some risks of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the customer's loan to a third party.

As of December 31, 2006, approximately 4% of our vacation ownership receivables and approximately 8% of residential land receivables which we held or which third parties held under sales transactions which were originated and are serviced by us were more than 30 days past due. The delinquency percentage for the overall portfolio serviced was approximately 4% as of December 31, 2006. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim to the interest, if applicable, we traditionally have terminated the customer's interest in Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default we cannot recover the marketing, selling, and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or homesite.

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable in off-balance sheet arrangements. The amount of any gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if:

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

We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of land, labor and construction materials.

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

In addition, the availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects is critical to having adequate inventory to sustain or grow our sales volume and maintain an adequate gross profit on our sales to cover our significant selling, general and administrative expenses, cost of capital and other expenses in order to generate favorable results of operations. If we were unable to acquire such land or, in the case of Bluegreen Resorts, resort properties at a favorable cost, it could have an adverse impact on our results of operations.

Another factor impacting the profitability of our real estate development activities is the cost of construction materials and services. Should the cost of construction materials and services rise the ultimate cost of our Bluegreen Resorts and Bluegreen Communities inventories under development could increase and have a material, adverse impact on our results of operations.

We may not successfully execute our growth strategy.

A principal component of our growth strategy is to acquire additional real estate for the development of VOIs or completed VOIs, preferably in markets that also provide us with incremental sales distribution opportunities. We seek to acquire properties in destinations that we believe will complement our existing operations. In addition, we have to continually acquire additional real estate for Bluegreen Communities to develop and sell in order to sustain or grow our sales volume. Our ability to execute this growth strategy will depend upon a number of factors, including the following:

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

      o lead times for new resort sales offices or new communities to provide meaningful incremental revenues at an acceptable profit may exceed our expectations; and,

      o     the availability of capital and our capital structure.

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

      o     land  acquisition   costs  may  exceed  acceptable  and  financially
            feasible levels;

      o we may be unable to complete construction, conversion or required legal registrations and approvals as scheduled;

      o we may be unable to control the timing, quality and completion of any construction activity;

      o     the sales pace from a new community may be below our expectations;

      o our quarterly results may fluctuate due to an increase or decrease in the number of residential land or VOI projects subject to "percentage of completion accounting," which requires that we recognize profit on projects on a pro rata basis as development is completed;

      o we may have to provide prospective customers with additional "first-day incentives" to entice them to buy a VOI, which may result in additional revenue deferral under SFAS No. 152;

      o     market demand may not be present;

      o     the value of our inventories may decline;

      o     the cost of carrying  inventory  on our balance  sheet may  increase
            interest   expense,   real  estate   taxes,   developer   subsidies,
            maintenance fees, etc.; and

      o     increased regulation where initiating operations in new states.

Any of the foregoing, amongst other factors, could adversely affect profitability in a material way. There is no assurance that we will complete all of our planned expansion of our properties or, if completed, that such expansion will be profitable.

Moreover, to successfully implement our growth strategy, we must integrate the newly acquired or developed properties into our existing sales and marketing programs. During the start-up phase of a new resort or residential community project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins as our projects achieve maturity, and our new resorts and communities may reduce our overall operating margins.

Claims for development-related defects could adversely affect our financial condition and operating results.

We engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, defects in the engineering of amenities, etc. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

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

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states including the states of Florida and South Carolina, where some of the resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in the State of South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in the State of South Carolina. In June 2006, South Carolina enacted the "Time Sharing Transaction Procedures Act" which, among other things, further clarified the process that must be followed in the sale and purchase of timeshare interests. Bluegreen believes that its procedures have been and are consistent with prior and current South Carolina law. Most states also have other laws that regulate our activities, such as:

      o     timeshare project registration laws;

      o     real estate licensure laws;

      o     mortgage licensing laws;

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

In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government's national "Do Not Call" list. The regulations have impacted our marketing of VOI's and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results. Further, from time to time complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective property owners' associations that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or applying existing laws impacting the taxation of vacation ownership interests, to require that sales tax or accommodations be collected (see below regarding assessment imposed by the state of Tennessee). Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our Resorts business could be materially adversely affected.

We believe we are in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of VOIs and homesites. From time to time, however, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints. There is no assurance that we will remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including, negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in, or emanating from property that we own, lease, or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property or receivables generated from the sale of such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. Although we believe our resorts are substantially in compliance with laws governing accessibility by disabled persons, we may incur additional costs to comply with such laws at our existing, subsequently acquired or managed resorts. Additional federal, state, and local legislation with respect to access by disabled persons may impose further burdens or restrictions on us. We cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on our results of operations, liquidity or capital resources.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 148,156 square feet of leased space. On December 31, 2006, we also maintained regional sales offices in each region of the United States as well as the island of Aruba. For a further description of our resort and communities properties, please see "Item 1. Business -- Company Products."

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, marketing, sale, financing, management, ownership and operation of real estate and related activities. Additionally, from time to time, we become involved in disputes with existing and former employees. We believe that these claims are routine litigation incidental to our business, and the resolution of these matters is not expected to have a material adverse effect on our financial position or results of operations.

In 2005, the State of Tennessee Audit Division (the "Division") audited our Resorts Division for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for $656,605 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and we intend to vigorously oppose such assessment by the Division. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that the Company will be successful in contesting the current assessment.

Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a declaratory action against Southwest in which they seek to develop mineral interests in the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, contract and tort theories. The property owners association has filed a cross complaint against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has confirmed the seniority of the mineral interests of the plaintiffs and has held that restrictions against drilling within the subdivision are not enforceable. Bluegreen is evaluating whether to appeal the court's ruling and is unable to predict the ultimate resolution of the litigation.

Further, in March 2007 we received notice from the Internal Revenue Service ("IRS") that our 2004 federal income tax return had been selected for examination.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                    ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BXG". The Chief Executive Officer of the Company has filed a certification which certified to the NYSE that as of the date of the certification he was not aware of any violations by the Company of the Corporate Governance Listing Standards of the NYSE. The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

                                           Price Range                                Price Range
                                           -----------                                -----------
             The Year Ended                                  The Year Ended
             December 31, 2005            High       Low     December 31, 2006     High         Low
             -----------------            ----       ---     -----------------     ----         ---
             First Quarter              $ 24.68    $ 12.85   First Quarter       $ 17.24     $  12.64
             Second Quarter               18.15      12.50   Second Quarter        12.90        11.25
             Third Quarter                19.11      15.83   Third Quarter         12.15        11.01
             Fourth Quarter               18.11      14.87   Fourth Quarter        14.04        11.26

There were approximately 925 record holders of our common stock as of March 7, 2007. The number of record holders does not reflect the number of persons or entities holding their stock in "street" name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2005 and 2006. Our Board of Directors may consider the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. Restrictions contained in the Indenture related to our $55.0 million 10.50% Senior Secured Notes due 2008 issued in April 1998 restrict, and the terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and restrict our ability to repurchase shares.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2006, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors' Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan and our 2005 Stock Incentive Plan. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2006, is as follows (in thousands, except per option data):

                                                                        Number of Securities Remaining
            Number of Securities to          Weighted-Average           Available for Future Issuance
             be Issued Upon Exercise         Exercise Price of         Under Equity Compensation Plans
              of Outstanding Stock           Outstanding Stock           (Excluding Outstanding Stock
                    Options                       Options                          Options)
         ---------------------------------------------------------------------------------------------
                     2,064                        $11.31                             881

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data).

                                                            As of or for the
                                                               Nine Months               As of or for the Years Ended
                                                                  Ended                          December 31,
                                                              December 31,   ---------------------------------------------------
                                                                 2002           2003          2004          2005          2006
                                                            --------------------------------------------------------------------
Income Statement Data
Sales of real estate .....................................     $ 230,299     $ 359,344     $ 502,408     $ 550,335     $ 563,146
Other resort and communities
  operations revenues ....................................        27,048        55,394        66,409        73,797        63,610
Interest income ..........................................        29,507        29,898        35,939        34,798        40,765
Gain on sales of notes receivable ........................        20,026            --        25,972        25,226         5,852
Other income .............................................            --           457            --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Total revenues ...........................................       306,880       445,093       630,728       684,156       673,373
Income before income taxes,
  minority interest and
  cumulative effect of change
  in accounting principle (1)(4) .........................       39,037         35,585        73,266        80,532        62,491
Income before cumulative effect of
  change in accounting principle (1)(4) ..................       24,783         19,837        42,559        46,551        34,311
Net income ...............................................      $19,204      $  19,837     $  42,559     $  46,551     $  29,817
Earnings per share before
  cumulative effect of change in
  accounting principle (1):
  Basic ..................................................     $    1.01     $    0.80     $    1.62     $    1.53     $    1.12
  Diluted ................................................     $    0.91     $    0.74     $    1.43     $    1.49     $    1.10
Earnings per common share:
  Basic ..................................................     $    0.78     $    0.80     $    1.62     $    1.53     $    0.98
  Diluted ................................................     $    0.72     $    0.74     $    1.43     $    1.49     $    0.96

                                                   As of or for the
                                                     Nine Months                 As of or for the Years Ended
                                                        Ended                             December 31,
                                                     December 31,   -------------------------------------------------------
                                                        2002           2003           2004           2005           2006
                                                   ------------------------------------------------------------------------
Balance Sheet Data:
Notes receivable, net ..........................     $ 107,476      $ 213,560      $ 152,051      $ 127,783      $ 144,251
Inventory, net .................................       173,646        220,182        205,352        240,969        349,333
Total assets ...................................       460,177        646,484        658,411        694,243        854,212
Shareholders' equity ...........................       154,369        174,125        261,066        313,666        353,023
Book value per common share ....................     $    6.28      $    6.98      $    8.63      $   10.31      $   11.44

Selected Operating Data:
Weighted-average interest rate
  on notes receivable at period end ............            14%            14%            14%            15%            14%
Bluegreen Resorts statistics:
  VOI sales (4) ................................     $ 151,670      $ 254,971      $ 310,608      $ 358,240      $ 399,105
Gross margin on VOI sales ......................            74%            80%            76%            78%            78%
Selling, general and administrative
  expenses as a percentage of VOI
  sales (1) ....................................            61%            59%            58%            61%            67%
Field operating profit (2) .....................     $  21,939      $  50,359      $  50,876      $  59,578      $  53,937
Number of resorts at period end ................            13             17             18             21             21
Number of VOI sale transactions (3) ............        16,347         26,839         31,574         37,605         41,097

Bluegreen Communities statistics:
Homesite sales .................................     $  78,629      $ 104,373      $ 191,800      $ 192,095      $ 164,041
Gross margin on homesite
  sales ........................................            46%            45%            45%            48%            45%
Selling, general andadministrative
  expenses as a percentage of
 homesite sales ................................            28%            32%            25%            24%            23%
Field operating profit (2) .....................     $  13,570      $  12,580      $  37,722      $  47,227      $  35,824
Number of homesites sold (3) ...................         1,242          1,962          2,765          2,287          1,750

(1) Effective April 1, 2002, we elected to change our accounting policy to expense previously deferred costs of generating VOI tours through telemarketing programs. This change resulted in a charge of $5.6 million, reflected as a change in accounting principle.

(2) Field Operating Profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable, other income, provision for loan losses, interest expense, income taxes, minority interest and cumulative effect of change in accounting principles. See Note 18 of the Notes to Consolidated Financial Statements for further information.

(3) "Number of VOI sale transactions" and "number of homesites sold" include those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting and under SFAS No. 152, as applicable. See "Revenue Recognition and Contracts Receivable" under Note 1 of the Notes to Consolidated Financial Statements.

(4) Effective January 1, 2006 we adopted the provisions of SFAS No. 152, which changed many aspects of timeshare accounting, including revenue recognition, inventory costing, and accounting for incidental operations. This change resulted in an after-tax charge of $4.5 million in 2006, reflected as a cumulative effect of change in accounting principle.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATION.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Annual Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of -project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

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

      Effective January 1, 2006, we adopted the provisions of SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, which changes the rules for many aspects of timeshare accounting, including revenue recognition, inventory costing and incidental operations (See Note 2 of the financial statements for more information on SFAS No. 152 and its impact on our financial statements). The adoption of SFAS No. 152 decreased income before cumulative effect of change in accounting principle by $3.4 million or $0.11 per diluted share for 2006. In addition, we recognized a $4.5 million or $0.14 per diluted share charge for the cumulative effect of a change in accounting principle, net of income tax and minority interest in 2006, for the adoption of SFAS No. 152. Therefore, on a pro forma basis excluding the impact of SFAS No. 152, net income would have been $37.7 million or $1.21 per diluted share for 2006. See "Results of Operations" below for a discussion of the impact of the adoption of SFAS No. 152 on the Resort Division.

      We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically occurring in the quarters ending in June and September each year. However, as a result of the required adoption of SFAS No. 152, we anticipate that prospectively the majority of our Bluegreen Resorts gross revenues and net earnings will be recognized in the quarters ending in September and December of each year, primarily due to the deferral and subsequent recognition of VOI sales revenue due to the buyers commitment requirement. Also, as SFAS No. 152 does not allow the restatement of prior year results of operations, our 2006 quarterly Statements of Income are not easily comparable to the respective 2005 quarterly Statements of Income. Other material fluctuations in operating results may occur due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. Under this method of income recognition, income is recognized as work progresses. Measures of progress are based on the relationship of costs incurred to date to expected total costs. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

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

      In addition, we have historically sold vacation ownership receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We have structured our current warehouse purchase facility with BB&T so that legal sales of vacation ownership receivables through this facility will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables transferred to BB&T until such receivables are subsequently included in a properly structured term securitization transaction. In September 2006, we included in the 2006 Term Securitization receivables previously transferred to the 2006 BB&T Purchase

Facility. As a result, as of December 31, 2006, there were no amounts outstanding under the 2006 BB&T Purchase Facility. We expect to transfer additional receivables to the BB&T Purchase Facility or a similar on-balance sheet facility for the foreseeable future which will continue to impact future quarterly earnings patterns as compared to comparable prior periods.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements (see also Note 1 of the Notes to Consolidated Financial Statements):

      o Revenue Recognition and Inventory Cost Allocation. In accordance with the requirements of SFAS No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152 regarding VOI sales, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer's commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Upon the adoption of SFAS No. 152 on January 1, 2006, the calculation of the adequacy of the buyer's commitment changed so that cash received towards the purchase of our VOIs is reduced by the value of certain incentives provided to the buyer at the time of sale. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, and thus our results of operations could be materially, adversely impacted.

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

            In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the capitalized costs of our real estate projects are assigned to individual homesites in the projects based on the relative estimated sales value of each homesite. Prior to 2006 this method of allocation was also used to determine the inventory value and related costs of sales for our VOIs. Effective January 1, 2006, as a result of the adoption of SFAS No. 152, VOI inventory and cost of sales is accounted for using the relative sales value method. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage--the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

      o Allowance for Loan Losses. Prior to January 1, 2006, we estimated credit losses on our notes receivable portfolios generated in connection with the sale of VOIs in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consist of a large group of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segmented our notes receivable by identifying risk characteristics that were common to groups of loans and then estimated credit losses based on the risks associated with these segments. Effective January 1, 2006, we changed our accounting for loan losses in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectible notes receivable based on historical default rates for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year's sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions. We currently group our notes receivable in two pools for analytical purposes. Although our credit policies are identical in all locations, the customer demographics and historical uncollectibility have varied between these two pools. We review our reserve for loan losses on at least a quarterly basis. Should our estimates of these and other pertinent factors change, our results of operations, financial condition and liquidity position could be materially, adversely affected.

      o Transfers of Financial Assets. When we transfer financial assets to third parties, such as when we sell notes receivable pursuant to our vacation ownership receivables purchase facilities, we evaluate whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140 and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach or the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). We believe that we have obtained appropriate legal opinions and other guidance deemed necessary to properly account for our transfers of financial assets as sales in accordance with SFAS No. 140.

            In connection with the sales of notes receivable referred to above, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions -- prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be materially and adversely impacted. During the years ended December 31, 2006, 2005, and 2004, we recognized an other-than-temporary decrease of approximately $39,000, $539,000, and $1.2 million, respectively, in the fair market value of our retained interest in a 2002 vacation ownership receivables securitization, based on higher than anticipated default rates in the portfolio sold. There were no other-than-temporary decreases recognized in 2004.

      o Asset Impairment. We periodically evaluate the recovery of the carrying amounts of our long-lived assets including our real estate properties under the guidelines of SFAS No. 144, Accounting for the Impairment or

            Disposal of Long-Lived Assets. Factors that we consider in making this evaluation include our estimates of remaining life-of-project sales for each project based on current retail prices and our estimates of costs to complete each project. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

      o Goodwill. Goodwill is not amortized but is subject to an annual impairment test in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis by estimating the fair value of the reporting unit to which the goodwill or intangible assets have been assigned. As of December 31, 2005 and 2006, only our Bluegreen Resorts reporting unit had any recorded goodwill. Should our estimates of the fair value of our reporting units change, our results of operations and financial condition could be adversely impacted.

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

                                                         Bluegreen
                                                          Resorts               Bluegreen Communities               Total
                                                          -------               ---------------------               -----
                                                              Percentage                     Percentage                   Percentage
                                                   Amount      of Sales          Amount       of Sales         Amount      of Sales
                                                   ------      --------          ------       --------         ------      --------
                                                                               (dollars in thousands)
Year Ended December 31, 2004:

Sales of real estate .....................       $ 310,608         100%        $ 191,800         100%        $ 502,408         100%
Cost of real estate sales ................         (73,969)        (24)         (105,759)        (55)         (179,728)        (36)
                                                 ---------                     ---------                     ---------
Gross profit .............................         236,639          76            86,041          45           322,680          64
Other resort and communities
  operations revenues ....................          59,007          19             7,402           4            66,409          13
Cost of other resort and
communities operations ...................         (63,510)        (20)           (7,275)         (4)          (70,785)        (14)
Selling and marketing
  expenses ...............................        (165,162)        (53)          (36,766)        (19)         (201,928)        (40)
Field general and
  administrative expenses (1) ............         (16,098)         (5)          (11,680)         (6)          (27,778)         (6)
                                                 ---------                     ---------                     ---------
Field operating profit ...................       $  50,876          16%        $  37,722          20%        $  88,598          18%
                                                 =========                     =========                     =========

Year Ended December 31, 2005:

Sales of real estate .....................       $ 358,240         100%        $ 192,095         100%        $ 550,335         100%
Cost of real estate sales ................         (77,455)        (22)         (100,345)        (52)         (177,800)        (32)
                                                 ---------                     ---------                     ---------
Gross profit .............................         280,785          78            91,750          48           372,535          68
Other resort and communities
  operations revenues ....................          64,276          18             9,521           5            73,797          13
Cost of other resort and
communities operations ...................         (68,633)        (19)           (8,684)         (5)          (77,317)        (14)
Selling and marketing
  expenses ...............................        (195,407)        (55)          (33,588)        (17)         (228,995)        (42)
Field general and
  administrative expenses (1) ............         (21,443)         (6)          (11,772)         (6)          (33,215)         (6)
                                                 ---------                     ---------                     ---------
Field operating profit ...................       $  59,578          17%        $  47,227          25%        $ 106,805          19%
                                                 =========                     =========                     =========

Year Ended December 31, 2006:

Sales of real estate .....................       $ 399,105         100%        $ 164,041         100%        $ 563,146         100%
Cost of real estate sales ................         (88,086)        (22)          (90,968)        (55)         (179,054)        (32)
                                                 ---------                     ---------                     ---------
Gross profit .............................         311,019          78            73,073          45           384,092          68
Other resort and communities
  operations revenues ....................          51,688          13            11,922           7            63,610          11
Cost of other resort and
communities operations ...................         (42,417)        (11)          (10,776)         (7)          (53,193)         (9)
Selling and marketing
  expenses ...............................        (239,788)        (60)          (27,636)        (17)         (267,424)        (47)
Field general and
  administrative expenses (1) ............         (26,565)         (7)          (10,759)         (7)          (37,324)         (7)
                                                 ---------                     ---------                     ---------
Field operating profit ...................       $  53,937          14%        $  35,824          22%        $  89,761          16%
                                                 =========                     =========                     =========

---------

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $32.7 million, $38.0 million and $52.2 million for the years ended December 31, 2004, 2005, and 2006, respectively. See "Corporate General and Administrative Expenses," below, for further discussion.

Sales and Field Operations. Consolidated sales were $502.4 million, $550.3 million and $563.1 million for 2004, 2005, and 2006, respectively. Consolidated sales increased 10% from 2004 to 2005 and 2% from 2005 to 2006. Excluding the impact of adopting SFAS No. 152, consolidated sales during 2006 would have totaled $578.0 million.

Bluegreen Resorts. We will use the pro forma presentations below to discuss Bluegreen Resorts results of operations for the 2006 period, as we believe that the pro forma results provide a better basis for comparison to 2005 than our United States generally accepted accounting principles results of operations under SFAS No. 152.

                                                                                                                  Year Ended
                                                             Year Ended December 31, 2006                      December 31, 2005
                                                             -------------------------------------------------------------------
                                                                                 Pro Forma Excluding
                                                                                Impact of SFAS No. 152
                                                                                ----------------------
                                                              Percentage                     Percentage                   Percentage
                                                   Amount      of Sales          Amount       of Sales         Amount      of Sales
                                                   ------      --------          ------       --------         ------      --------
Sales of real estate .....................       $ 399,105         100%        $ 413,929         100%        $ 358,240         100%
Cost of real estate sales ................         (88,086)        (22)          (88,835)        (21)          (77,455)        (22)
                                                 ---------                     ---------                     ---------
Gross profit .............................         311,019          78           325,094          79           280,785          78
Other resort operations revenue ..........          51,688          13            60,762          15            64,276          18
Cost of other resort operations ..........         (42,417)        (11)          (56,696)        (14)          (68,633)        (19)
Selling and marketing expenses ...........        (239,788)        (60)         (237,331)        (57)         (195,407)        (55)
Field general and administrative
    expenses .............................         (26,565)         (7)          (26,565)         (6)          (21,443)         (6)
                                                 ---------                     ---------                     ---------
Field operating profit ...................       $  53,937          14%        $  65,264          16%        $  59,578          17%
                                                 =========                     =========                     =========

During 2005 and 2006, sales of VOIs contributed $358.2 million (65%) and $399.1 million (71%) of our total consolidated sales, respectively. Excluding the impact of SFAS No. 152, sales of VOIs during 2006 would have contributed $413.9 million (72%) of our total consolidated sales.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152.

                                                                                Year Ended
                                                                  -----------------------------------------
                                                                  December 31,  December 31,   December 31,
                                                                      2004          2005           2006
                                                                      ----          ----           ----
            Number of VOI sale transactions ...................     31,574         37,605         41,097
            Average sales price per transaction ...............    $10,025        $ 9,834        $10,507
            Gross margin ......................................         76%            78%            78%

Bluegreen Resorts' sales increased $40.9 million or 11% during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, sales would have increased $55.7 million or 16% during 2006 as compared to 2005. The pro forma increase was due primarily to same-resort sales increases at many of our sales offices. Same-resort sales increased by approximately 12% during 2006 as compared to 2005 and were highlighted by increases in sales at The Fountains sales office in Orlando, Florida, our Bluegreen Wilderness Club at Big Cedar sales office in Ridgedale, Missouri, our Falls Village sales office in Branson, Missouri, and our MountainLoft sales office in Gatlinburg, Tennessee. The overall increase in sales was due in part to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 46% and accounted for 34% of Resort sales during 2006 as compared to 28% during 2005. This, combined with an 8% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 287,000 prospects during 2005 to approximately 310,000 prospects during 2006, and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during 2006 as compared to 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was 11% and 10% during 2005 and 2006, respectively. The increase in the number of prospects seen by Bluegreen Resorts and, consequently the increase in sales was partially due to our eight new sales sites. Our new sales offices include an offsite sales office in Atlanta, Georgia (opened in November 2005), an offsite sales office in Chicago, Illinois (opened in February
2006), an offsite sales office in Las Vegas, Nevada (opened in July 2006), and sales offices located at two of our new resorts: Daytona SeaBreeze in Daytona
Beach Shores, Florida (opened in December 2005), and Carolina Grande in Myrtle Beach, South Carolina (opened in March 2006). We also opened sales offices in Williamsburg, Virginia (opened in August 2006) and Wisconsin Dells, Wisconsin (opened in July 2006) on the grounds where we recently purchased properties for future resort locations. The increase in the average sales price per transaction, primarily due to a system-wide price increase effective January 1, 2006 also contributed to the increase in sales.

The $47.6 million or 15% increase in Bluegreen Resorts' sales during 2005 as compared to 2004 was due primarily to same-site sales increases at our various sales offices. Same-site sales increases aggregated $42.2 million and were highlighted by the increase in sales at The Fountains sales office in Orlando, Florida, our Dallas, Texas offsite sales office, our Harbour Lights sales office in Myrtle Beach, South Carolina and our Bluegreen Wilderness Club at Big Cedar sales office. We opened four new sales sites in 2005, which generated an aggregate of $5.4 million in sales. Our new sales sites were our offsite sales office in King of Prussia, Pennsylvania (opened March 2005 and subsequently closed in December of 2006), our sales office at the Suites at Hershey resort (opened June 2005), our offsite sales office in Atlanta, Georgia (opened
November 2005) and our sales office at the Daytona SeaBreeze resort (opened December 2005). The overall sales increase was also due to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased to approximately 28% of Resorts' sales during 2005 as compared to 24% of Resorts' sales in 2004. This, combined with a 12% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 257,000 prospects during 2004 to approximately 287,000 prospects during 2005, and a slightly higher sale-to-tour conversion ratio during 2005 (increasing to 13% in 2005 from 12% in 2004) significantly contributed to the overall sales increase during 2005 as compared to 2004.

Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Excluding the adoption of SFAS No. 152, our gross margin would have increased from 78% during 2005 to 79% during 2006, primarily as a result of the previously discussed price increase. As compared to the 26% gross margin in 2004, our gross margin for 2005 was favorably impacted by the sale of relatively lower cost VOIs acquired through opportunistic acquisitions in 2003. Approximately 144 condominium units in which we were selling VOIs were constructed and became available for sale at the beginning of 2005 at The Fountains, which had a product cost of approximately 20% of sales price.

Other resort operations revenues decreased $12.6 million or 20% during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, other resort operations revenue would have decreased $3.5 million or 5% during 2006 as compared to 2005. The adoption of SFAS No. 152 had the impact of decreasing other resort operations revenue due to the reclassification of rental proceeds from other resort operations revenue to net against cost of other resort operations, partially offset by the classification of revenue for sales incentives for VOI sales to other resort operations revenue. The 2006 results also represent lower sales of mini-vacation packages on behalf of third parties. During 2006, we have been transitioning our mini-vacation package business from primarily selling the packages to third-parties to using the sales tours generated by mini-vacations primarily for use at our own sales offices. This transition was substantially completed in the second half of 2006. As a result, this has had the effect of increasing the profitability of our other resort operations (reducing costs in excess of revenues) but increasing our selling and marketing costs. These decreases were partially offset by increases in fees earned by our wholly-owned title company as well as higher resort management fees earned by our resort management company. Resort management fees increased in the aggregate due to an increase in the number of resorts for which we provide management services.

Other resort operations revenues increased $5.3 million or 9% during 2005 as compared to 2004. The increase was primarily due to higher fees earned by our wholly-owned title company for providing title processing services on all of our VOI sales, commensurate with the increase in resort sales.

Cost of other resort operations decreased $26.2 million, or 38%, during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, cost of other resort operations would have decreased $11.9 million or 17% during 2006 as compared to 2005. The adoption of SFAS No. 152 had the impact of decreasing cost of other resort operations due primarily to the reclassification of rental proceeds from other resort operations revenue and the reclassification of the net proceeds of the Sampler Program from selling and marketing expenses to a reduction to cost of other resort operations. The decrease also reflects a significant reduction in the amount of cost related to mini-vacations sold on behalf of third parties, as previously discussed, partially offset by higher subsidies incurred relative to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our unsold VOI inventory.

Cost of other resort operations increased $5.1 million or 8% during 2005 as compared to 2004. The increase in the cost of other resort operations was in connection with increases in the related revenues discussed above as well as due to higher subsidies paid to the property owners' associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $44.4 million or 23% during 2006 as compared to 2005. As a percentage of sales, selling and marketing expenses increased from 55% during 2005 to 60% during 2006. The increase in selling and marketing expense during 2006, as compared to 2005, also reflects a general increase in overall marketing expenses due primarily to start-up costs related to new marketing alliances, higher marketing expenses as a percentage of sales at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. These increases are partially offset by the favorable impact on selling and marketing cost of the increase in sales to existing owners during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, selling and marketing expense would have increased $41.9 million or 21% during 2006 as compared to 2005. As a percentage of sales, on a pro forma basis, selling and marketing expenses increased from 55% during 2005 to 57% during 2006. The adoption of SFAS No. 152 had the impact of increasing selling and marketing expenses as a percentage of sales as a result of the immediate recognition of marketing expenses associated with certain VOI sales that have not yet been recognized, and due to the reclassification of the net profits of the Sampler Program from selling and marketing expenses to a reduction of cost of other resort operations.

Selling and marketing expenses for Bluegreen Resorts increased $30.2 million or 18% during 2005 as compared to 2004. As a percentage of sales, selling and marketing expenses increased to approximately 55% during 2005 as compared to 53% for 2004. The increase in selling and marketing expenses as a percentage of sales was primarily a result of start-up marketing costs incurred at our new sales offices, partially offset by the favorable impact on selling and marketing cost of the increase in sales to existing owners during 2005 as compared to 2004.

We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurances can be given that selling and marketing expenses will not continue to increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $5.1 million or 24% during 2006 as compared to 2005. As a percentage of sales, field general and administrative expenses increased from 6% during 2005 to 7% in 2006; however, excluding the impact of SFAS No. 152, the expenses would have only been 6% of sales. Field general and administrative expenses for Bluegreen Resorts increased $5.3 million or 33% during 2005 as compared to 2004. The increase in field general and administrative expenses in both periods was primarily a result of the cost of opening and operating our new sales offices. Additionally, the increase in 2006 also reflects costs to close an off-site sales office located in King of Prussia, Pennsylvania.

As of December 31, 2006, approximately $27.3 million and $15.3 million of Sales and Field Operating Profit, respectively, were deferred under SFAS No. 152 because such sales did not meet the minimum required initial investment.

Bluegreen Communities. During 2004, 2005, and 2006, Bluegreen Communities generated $191.8 million (38%), $192.1 million (35%), and $164.0 million (29%), of our total consolidated sales, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, sales in certain properties that had not completed the platting process, and excluding sales of bulk parcels.

                                                                            Year Ended
                                                          ----------------------------------------------
                                                          December 31,    December 31,      December 31,
                                                              2004            2005              2006
                                                              ----            ----              ----
                 Number of homesites sold ...........         2,765            2,287             1,750
                 Average sales price per homesite ...      $ 69,136         $ 80,188          $ 81,478
                 Gross margin .......................            45%              48%               45%

Bluegreen Communities' sales decreased $28.1 million or 15% during 2006 as compared to 2005 as a result of several of the Company's more mature developments either approaching sell out or selling out during 2006, as well as the impact of certain revenue recognition policies described below, partially offset by sales generated at new Bluegreen Communities that commenced sales in 2006. Before giving effect to the percentage-of-completion method of accounting, during 2006 we entered into contracts to sell homesites totaling $158.1 million, as compared to $200.4 million during 2005. These sales consisted of real estate sold at the following properties:

                                                   Properties Not Substantially Sold Out at
                                                          December 31, 2006 (in 000's)
                                                          ----------------------------
      Project                                     2005                  2006               Difference
      -------                                     ----                  ----               ----------
      Chapel Ridge                              $ 27,492              $ 23,894              $ (3,598)
      Mystic Shores                               26,639                36,819                10,180
      Havenwood at Hunter's Crossing                  --                13,166                13,166
      Lake Ridge at Joe Pool Lake                 12,688                12,919                   231
      Vintage Oaks at the Vineyard                    --                 6,764                 6,764
      The Bridges at Preston Crossing                 --                 4,487                 4,487
      SugarTree on the Brazos                      6,229                 1,351                (4,878)
      Saddle Creek Forest                         10,207                 6,454                (3,753)
      The Settlement at Patriot Ranch              2,749                 6,468                 3,719
      King Oaks                                       --                   724                   724
                                                --------              --------              --------
         Total                                  $ 86,004              $113,046              $ 27,042
                                                ========              ========              ========

                                                  Properties Substantially Sold Out as of or Prior to
                                                            December 31, 2006 (in 000's)
                                                            ----------------------------
      Project                                     2005                  2006               Difference
      -------                                     ----                  ----               ----------
      Sanctuary Cove at St.
        Andrews Sound                           $ 55,798              $  7,400              $(48,398)
      Traditions of Braselton                     22,490                 2,797               (19,693)
      Mountain Springs Ranch                      13,585                16,488                 2,903
      Big Country                                     --                 7,000                 7,000
      Mountain Lakes Ranch                         5,534                    --                (5,534)
      Catawba Falls Preserve                       4,271                 6,418                 2,147
      Silver Lakes Ranch                           4,216                   185                (4,031)
      Brickshire                                   3,873                 2,074                (1,799)
      Yellow Stone Creek Ranch                     1,061                 1,265                   204
      Quail Springs                                  897                    40                  (857)
      Winding River                                  636                    --                  (636)
      RidgeLake                                      614                   577                   (37)
      Riverwood Forest                               463                    --                  (463)
      Terra Medina                                   213                    --                  (213)
      Miscellaneous                                  759                   859                   100
                                                --------              --------              --------
         Total                                  $114,410              $ 45,103              $(69,307)
                                                ========              ========              ========

Bluegreen Communities sales were reduced by $3.4 million during 2005 and were increased by $12.1 million during 2006 as a result of the application of the percentage-of-completion method of accounting. Additionally, because the platting process for certain properties sold near the end of 2006 was not completed until before the end of 2006, we were unable to recognize approximately $8.4 million sales in 2006, that is anticipated to be recognized in 2007.

Bluegreen Communities' sales increased approximately $0.3 million or less than 1% during 2005 as compared to 2004 due primarily to the sell-out of several communities during 2005. The primary reason for our slower growth in Communities was Traditions of Braselton, a 1,142-acre golf course community in Braselton, Georgia, and Brickshire, our golf course community located in New Kent Virginia were substantially sold out and higher sales were generated during 2004. Partially offsetting these declines were higher sales at many of our other communities, including Sanctuary Cove at St. Andrews Sound, our approximately 500-acre golf course community in Brunswick, Georgia, and Chapel Ridge, our approximately 800-acre golf course community in Chatham County, North Carolina. During 2005, we commenced sales at SugarTree on the Brazos, our community located outside Fort Worth, Texas, Saddle Creek Forest, our community located near Houston, Texas and The Settlement at Patriot Ranch, our community located near San Antonio, Texas.

As noted above, certain of our properties substantially sold out earlier in 2005 and 2006 than previously anticipated as a result of the continued strong demand for our communities and our challenge to replace sold-out properties with new communities with similar profit margins. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business, and in new regions of the country, in an attempt to maintain appropriate levels of properties in our portfolio.

Bluegreen Communities' gross margin decreased from 48% in 2005 to 45% in 2006. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales and is expected to approximate these percentages for the foreseeable future. In addition, during 2006, our gross margin was negatively impacted by the bulk sale of property near San Diego, California, which had a relatively low margin, as well as the recognition of a charge of approximately $3.0 million to repair a lake amenity at a nearly sold-out Bluegreen community.

Bluegreen Communities' gross margin increased from 45% in 2004 to 48% in 2005 as a result of variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.).

Other communities operations include the operation of our golf courses, as well as realty resale operations at several of our residential land communities. Other communities operations revenues increased $2.4 million or 25% from $9.5 million to $11.9 million and the related costs increased $2.1 million or 24% from $8.7 million to $10.8 million during 2005 and 2006, respectively. These increases were primarily due to the opening of daily-fee golf courses located at our Chapel Ridge and Sanctuary Cove at St. Andrew's Sound communities.

Other communities' operations revenues increased $2.1 million or 28% from $7.4 million to $9.5 million and the related costs increased $1.4 million or 19% from $7.3 million to $8.7 million during 2004 and 2005, respectively. This was primarily due to increased play at our Traditions of Braselton and the Preserve at Jordan Lake golf courses located in Georgia and North Carolina, respectively.

Our golf course operations incurred aggregate losses of $176,000, and $380,000 during 2004 and 2005, respectively, and in 2006 earned an aggregate profit of $431,000. The results of golf course operations reflect fixed operating expenses, low seasonal revenues during the winter months and high maintenance costs during periods when we are marketing homesites in the surrounding community. Also, certain of our golf courses are still in their early years of operations during the periods presented. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

Selling and marketing expenses for Bluegreen Communities decreased from $33.6 million in 2005 to $27.6 million in 2006. As a percentage of sales, selling and marketing expenses remained constant at 17% during 2005 and 2006. The decrease in total selling and marketing costs in 2006 reflected lower commission commensurate with the sales decrease and as a result of 2006 bulk sales which typically carry a lower commission percentage. This decrease was partially offset by higher advertising expenses, which were the result of start up advertising associated with our new developments.

Selling and marketing expenses for Bluegreen Communities decreased from $36.8 million in 2004 to $33.6 million in 2005. As a percentage of sales selling and marketing expenses decreased from 19% in 2004 to 17% in 2005. These expenditures decreased as a percentage of sales due to a higher average sales price per homesite coupled with relative advertising efficiencies at our golf course communities in Georgia, as compared to our other projects.

Bluegreen Communities' general and administrative expenses decreased from $11.8 million during 2005 to $10.8 million during 2006. This decrease in general and administrative expenses in 2006 was due to the closure of five sales offices in the second half of 2005. The offices at Silver Lakes Ranch, Mountain Lakes Ranch, Quail Springs Ranch, Brickshire, and the Traditions of Braselton were closed as a result of the substantial sell out at these locations. As a percentage of sales, general and administrative expenses increased from 6% in 2005 to 7% in 2006, reflecting the overall decrease in sales. Bluegreen Communities' general and administrative expenses remained constant from 2004 to 2005.

As of December 31, 2005, Bluegreen Communities had $30.7 million of sales and $12.4 million of Field Operating Profit deferred under percentage-of-completion accounting. As of December 31, 2006, Bluegreen Communities had $18.6 million of sales and $7.7 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, resorts' acquisition and development, mortgage servicing, treasury and legal. Such expenses were $32.7 million, $38.0 million and $52.2 million for 2004, 2005, and 2006, respectively.

The $14.2 million or 37% increase in corporate general and administrative expenses during 2006 as compared to 2005 was primarily due to:

      o the recognition of stock compensation expense of $2.9 million as a result of adopting the provisions of SFAS No. 123R (revised 2004), Share-Based Payment, ("SFAS No. 123R"), including $0.6 million related to the modification of existing stock options of our Chief Executive Officer who retired at the end of 2006 (our "Former Chief Executive Officer") and charges totaling $2.6 million related to the total compensation payable under a separation agreement with our Former Chief Executive Officer;

      o the recognition of expenses totaling approximately $2.1 million associated with the adoption of our shareholders' rights plan and related litigation;

      o a $1.1 million write-off related to the abandonment of a software development project; and,

      o an overall increase in corporate headcount to support our growth at Bluegreen Resorts.

These increases were partially off-set by higher profits from our mortgage servicing operations in 2006 as compared to 2005. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through our vacation ownership receivables purchase facilities.

The $5.3 million or 16% increase in corporate general and administrative expenses during 2005 as compared to 2004 was primarily due to:

      o the expansion of our corporate facilities, as well as increased personnel and other expenses in our information technology, resort acquisitions and development, and accounting departments to support our growth;

      o     increased   accounting  and  auditing   expenses  of  $1.8  million,
            primarily incurred in connection with requirements associated with the Sarbanes-Oxley Act of 2002; and,

      o severance charges of approximately $1.0 million associated with the departure of our former Chief Financial Officer.

These increases were partially off-set by lower legal expenses and higher profits from our mortgage servicing operation realized during 2005 as compared to 2004.

For a discussion of field selling, general and administrative expenses, see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income was $35.9 million, $34.8 million, and $40.8 million for 2004, 2005, and

2006, respectively. The increase in interest income during 2006 as compared to 2005 was due primarily to higher interest accretion on our retained interest in notes receivable sold (as a result of higher average retained interests in 2006 due to the sale of additional notes receivable) and higher average vacation ownership notes receivable balances during 2006 as compared to 2005. In addition, we recognized an other-than-temporary decrease of approximately $39,000 in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The decrease in interest income during 2005 was due to lower interest income earned from our notes receivable commensurate with a lower average aggregate notes receivable balance during the period as compared to 2004. In addition, we recognized an other-than-temporary decrease of approximately $539,000 in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

Gain on Sales of Notes Receivable. We recognized gains on the sale of notes receivable totaling $26.0 million, $25.2 million, and $44.7 million during 2004, 2005, and 2006, respectively. As a result of adopting SFAS No. 152, approximately $38.8 million of the gain in 2006 was reflected as an increase to VOI sales. We sell a portion of our vacation ownership notes receivable pursuant to vacation ownership receivables securitization transactions or through vacation ownership receivables purchase facilities that qualify for sale treatment per SFAS No. 140.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant vacation ownership receivables purchase facility (as described further below) and management's discretion. The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures in the future. In 2006, we structured a vacation ownership receivables purchase facility that is used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. No gains were recognized on the sales of receivables to this facility until the receivables were included in an appropriately structured term securitization transaction. We expect to continue this accounting treatment for similarly structured facilities in the foreseeable future. As a result, we expect that the volatility of our quarterly earnings will increase prospectively, but we do not anticipate that this will materially impact annual earnings, assuming the continued availability of the facilities and ultimate securitizations.

Interest Expense. Interest expense was $18.4 million, $14.5 million, and $18.8 million for 2004, 2005, and 2006, respectively. The 30% increase in interest expense for 2006 as compared 2005, was primarily a result of higher average debt outstanding and higher interest rates in 2006 partially offset by increased capitalized interest on current development activity. Average debt outstanding in 2006 increased in part as a result of our on-balance sheet treatment of transfers to the BB&T Purchase Facility (as discussed further under "Credit Facilities for Bluegreen Resorts Receivables and Inventories") and due to increased borrowings in connection with inventory acquisition and development activities. The 21% decrease in interest expense for 2005 as compared 2004, was primarily a result of lower average debt outstanding and more interest being capitalized due to increased construction activity, partially off-set by the impact of increased borrowing rates.

Total interest expense capitalized to construction in progress was $7.9 million, $10.0 million and $12.1 million for 2004, 2005, and 2006, respectively.

Our effective cost of borrowing was 8.1%, 8.9%, and 10.5% for 2004, 2005, and 2006, respectively.

Provision for Loan Losses. We recorded provisions for loan losses totaling $24.4 million and $27.6 million during 2004 and 2005, respectively. This provision was based on our estimate of the expected performance of our vacation ownership notes receivable, reduced by the estimated value of the underlying inventory that was anticipated to be recovered upon default. Effective January 1, 2006, SFAS No. 152 requires that the estimated losses on originated vacation ownership mortgages exclude the benefit of an estimate for the value of future recoveries and further requires that the provision for loan losses for vacation ownership receivables be reflected as a reduction of VOI sales. Accordingly, during 2006 our provision for loan losses of $59.6 million was recorded as reduction of VOI sales. The 13% and 116% increases in the provision for loan losses during 2005 and 2006, respectively, were primarily due to increases in Bluegreen Resorts sales, approximately 95% of which were financed by us. The increase in 2006 as compared to 2005 was also attributable to no longer accounting for the value of the future inventory recoveries as an offset to the provision for loan losses. SFAS No. 152 provides for the benefit of future inventory recoveries in the computation of cost of sales. Excluding the impact of SFAS No. 152, our 2006 provision for loan losses would have been $31.9 million.

The following table summarizes our allowance for loan losses by division as of December 31, 2005 and 2006 (in thousands):

                                                             Bluegreen      Bluegreen
                                                              Resorts      Communities         Other         Total
                                                              -------      -----------         -----         -----
                                                                               (dollars in thousands)
      December 31, 2005:
      Notes receivable .............................         $ 131,058       $   7,408       $     186     $ 138,652
      Allowance for loan losses ....................           (10,466)           (217)           (186)      (10,869)
                                                             ---------       ---------       ---------     ---------
      Notes receivable, net ........................         $ 120,592       $   7,191       $      --     $ 127,783
                                                             =========       =========       =========     =========
      Allowance as a % of gross notes
        receivable .................................                 8%              3%            100%            8%
                                                             =========       =========       =========     =========

      December 31, 2006:
      Notes receivable .............................         $ 150,649       $   6,915       $     186     $ 157,750
      Allowance for loan losses ....................           (13,140)           (173)           (186)      (13,499)
                                                             ---------       ---------       ---------     ---------
      Notes receivable, net ........................         $ 137,509       $   6,742       $      --     $ 144,251
                                                             =========       =========       =========     =========
      Allowance as a % of gross notes
        receivable .................................                 9%              3%            100%            9%
                                                             =========       =========       =========     =========

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated Subsidiary was $4.1 million, $4.8 million, and $7.3 million for 2004, 2005, and 2006, respectively. Pre-tax income for the subsidiary has increased over the periods presented as sales at the Bluegreen Wilderness Club at Big Cedar have increased.

Provision for Income Taxes. Our effective income tax rate during 2006 was approximately 37.8% as compared to 38.5% during 2005 and 2004. Our annual effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate.

In March of 2007, we received notice from the IRS that our 2004 federal income tax return had been selected for examination.

Cumulative Effect of Change in Accounting Principle, Net. The adoption of SFAS No. 152 on January 1, 2006 resulted in a net after-tax charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle primarily consists of the deferral of VOI sales and related costs for sales that were previously recognized but did not meet the required down payment threshold at January 1, 2006, due to certain sales incentives provided to buyers and the treatment of our Sampler Program, and the related tax benefit, net of the cumulative effect of change in accounting principle charge related to the minority interest in the Subsidiary.

Summary. Based on the factors discussed above, our net income was $42.6 million, $46.6 million, and $29.8 million for 2004, 2005, and 2006, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for 2004, 2005, and 2006 (in thousands):

                                                                               Year ended
                                                          ------------------------------------------------------
                                                          December 31,         December 31,         December 31,
                                                              2004                 2005                  2006
                                                          ------------------------------------------------------
Cash flow provided (used) by operating activities           $ 91,756             $ 55,583             $ (8,295)
Cash flow provided (used) by investing activities            (10,538)              (8,141)               4,461
Cash flow used by financing activities                       (39,232)             (63,303)              (9,722)
                                                            --------             --------             --------
Net increase (decrease) in cash                             $ 41,986             $(15,861)            $(13,556)
                                                            ========             ========             ========

Cash Flows From Operating Activities. Cash flows from operating activities decreased $63.9 million or 115% from net cash inflows of $55.6 million to a decrease of $8.3 million during the years ended December 31, 2005 and December 31, 2006, respectively. The decrease in cash flows provided by operating activities during 2006 compared to 2005 was primarily driven by higher inventory acquisition and development spending and an increase in notes receivable due to increased VOI sales. During 2006 we acquired land for four Bluegreen Communities (The Bridges at Preston Crossing, King Oaks, Vintage Oaks at the Vineyard, and Legacy Oaks) as well as three parcels of land for Bluegreen Resorts (located in Newland, North Carolina; Williamsburg, Virginia; Las Vegas, Nevada; and Wisconsin Dells, Wisconsin). Partially offsetting the decrease in cash flows from operations was higher proceeds from the sale of notes receivable during 2006, as compared to 2005.

Cash flows from operating activities decreased $36.2 million or 39% from net cash inflows of $91.8 million to $55.6 million during the years ended December 31, 2004 and December 31, 2005, respectively. This decrease was due primarily to higher construction and development spending during 2005 as compared to 2004. Additionally, during 2005 we acquired land for three Bluegreen Communities developments (Saddle Creek Forest, The Settlement at Patriot Ranch, and Havenwood at Hunter's Crossing) and three vacation ownership resorts (Daytona SeaBreeze, SeaGlass Tower, and Carolina Grande), as compared to the acquisition of only one vacation ownership resort (the Suites at Hershey) and only two communities (SugarTree on the Brazos and Chapel Ridge) during 2004. These acquisition and related construction and development costs were paid with a combination of cash and borrowings.

We report cash flows from borrowings collateralized by notes receivable and sales of notes receivable as operating activities in the consolidated statements of cash flows. The majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers. While subject to availability and market conditions, we believe that accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore classified such activities as operating activities.

Cash Flows From Investing Activities. Cash flows from investing activities increased $12.6 million or 155% from net cash outflows of $8.1 million to net inflows of $4.5 million for the years ended December 31, 2005 and December 31, 2006, respectively. This increase was due primarily to higher amounts of cash received in 2006 from our retained interests in notes receivable sold. This increase was partially offset by higher expenditures in 2006 for property and equipment as compared to 2005.

Cash flows used by investing activities decreased $2.4 million or 23% from net cash outflows of $10.5 million to $8.1 million for the years ended December 31, 2004 and December 31, 2005, respectively. This increase was due primarily to higher amounts of cash received in 2005 from our retained interests in notes receivable sold, as we did not begin receiving cash flows on our retained interest in a 2004 Term Securitization transaction until the third quarter of 2005 due to reserve funding requirements. The remainder of the increase in cash flows from investing activities was due to lower expenditures in 2005 for property and equipment as compared to 2004.

Cash Flows From Financing Activities. Cash flows used by financing activities decreased $53.6 million or 85% from net cash outflows of $63.3 million to $9.7 million during the years ended December 31, 2005 and December 31, 2006, respectively. In 2005, we redeemed $55.0 million of our 10.5% Senior Secured Notes. Additionally, we borrowed $56.7 million in 2006 under our lines-of-credit compared to $26.4 million in 2005. These cash flows were partially offset by the receipt of $59.3 million of proceeds in connection with our issuance of the junior subordinated debentures in 2005, as compared to the receipt of only $30.9 million of such proceeds during 2006.

Cash flows used by financing activities increased $24.1 million or 61% from net cash outflows of $39.2 million to $63.3 million during the years ended December 31, 2004 and December 31, 2005, respectively. This increase was due primarily to the redemption of $55.0 million of our senior secured notes as well as lower borrowings under our credit facilities during 2005 as compared to 2004. These outflows were partially offset by the receipt of $59.3 million of cash in connection with our issuance of the junior subordinated debentures.

Liquidity and Capital Resources

Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) principal and interest payments on the purchase money mortgage loans arising from sales of VOIs and homesites and (v) net cash generated from other resort services and other communities operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. Our capital resources are used to support our operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), it is necessary for us to continually acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for growth.

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

Subject to the continued availability of financing and liquidity, we currently intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we intend to continue to focus Bluegreen Communities' activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2006. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2006. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation  Ownership   Receivables   Purchase   Facilities  -  Off-Balance  Sheet
Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the year ended December 31, 2006, approximated 60% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

The 2006 GE Purchase Facility. In March 2006, we executed agreements for a vacation ownership receivables purchase facility (the "2006 GE Purchase Facility") with General Electric Real Estate ("GE"). The 2006 GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2006 GE Purchase Facility. The 2006 GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the 2006 GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006 GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006, which is being amortized on a straight-line basis through March 2008. Subject to the terms of the agreements, we will act as servicer under the 2006 GE Purchase Facility for a fee.

The 2006 GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the 2006 GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the 2006 GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the 2006 GE Purchase Facility; (iii) our failure to perform our covenants in the 2006 GE Purchase Facility; (iv) our commencement of bankruptcy or similar proceedings; (v) the amount of any advance under the 2006 GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount;
(viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the 2006 GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.3 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures and receivable-backed debt of no more than $600 million) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club falling below approximately
930.7 million points; (xiii) our ceasing to conduct the vacation ownership business or to originate vacation ownership receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the 2006 GE Purchase Facility.

The 2006 GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. During 2006, the Company sold $72.0 million in vacation ownership receivables under the 2006 GE Purchase Facility for an aggregate purchase price of $64.8 million. As of December 31, 2006, the remaining availability under the 2006 GE Purchase Facility was $60.2 million in cumulative purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

In January 2007, we sold $22.3 million in vacation ownership receivables under the 2006 GE Purchase Facility and received $20.1 million in cash proceeds. In March 2007, we sold $16.0 million of vacation ownership receivables under the same facility and received $14.4 million in cash proceeds.

The 2006 GE Purchase Facility discussed above and the on-balance sheet BB&T Purchase Facility discussed under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories" are the only ongoing receivables purchase facilities under which we currently have the ability to sell or transfer receivables. Factors which could adversely impact our ability to obtain new or additional vacation ownership receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with vacation ownership companies; a deterioration in the performance of our vacation ownership notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell vacation ownership receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

We have historically chosen to monetize our receivables through the 2006 GE Purchase Facility and through periodic term securitization transactions, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement.

Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interests in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

We recognized an other-than-temporary decrease of $539,000 and $39,000 during 2005 and 2006, respectively, in the fair value of our retained interest in a 2002 vacation ownership receivables securitization transaction, based on higher than projected default rates in the portfolio sold.

The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                           As of            As of
                                                                        December 31,     December 31,
                                                                            2005             2006
                                                                        -----------------------------
On-Balance Sheet:

Retained interests in notes receivable sold                              $ 105,696        $ 130,623

Off-Balance Sheet:

Notes receivable sold without recourse                                     429,403          540,536
Principal balance owed to note receivable
   purchasers                                                              396,679          503,854

                                                                        Year Ended
                                                       ----------------------------------------------
                                                       December 31,     December 31,     December 31,
                                                           2004            2005             2006
                                                       ----------------------------------------------
Income Statement:

Gain on sales of notes receivable (1)                   $  25,972        $  25,226        $  44,700

Interest accretion on retained interests
   in notes receivable sold                                 6,035            9,310           14,569

Servicing fee income                                        2,931            4,969            6,955

      (1)   Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

Credit Facilities for Bluegreen's Receivables and Inventories

In addition to the vacation ownership receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of December 31, 2006 (see further discussion below):

                        Outstanding
                         Borrowings        Availability
                            as of              as of           Advance Period
                        December 31,       December 31,          Expiration;             Borrowing       Borrowing       Current
  Credit Facility           2006               2006          Borrowing Maturity            Limit           Rate           Rate
-----------------------------------------------------------------------------------------------------------------------------------
The GMAC                $16.9 million      $58.1 million    February 15, 2008;             $75.0           30-day         9.33%
Receivables                                                 February 15, 2015             million         LIBOR +
Facility                                                                                                   4.00%

The GMAC                $38.6 million     $111.4 million    February 15, 2008;            $150.0          30-day          9.83%
AD&C Facility                                               August 15, 2013               million         LIBOR +
                                                                                                           4.50%

2006 BB&T                     --           $137.5 million   May 25, 2008;                  $137.5          30-day         6.58%
Purchase                                                    March 5, 2019                 million         LIBOR +
Facility                                                                                                   1.25%

The Foothill            $2.0 million       $28.0 million    December 31, 2006;             $30.0          Prime +         8.50%
Facility                                                    December 31, 2008             million          0.25%            to
                                                                                                       (Min. 4.00%);      9.50%
                                                                                                            to
                                                                                                       Prime + 1.25%

The GMAC                $52.3 million      $22.6 million    September 30, 2008;            $75.0          Prime +         9.25%
Communities                                                 September 30, 2009            million          1.00%
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the year ended December 31, 2006, we did not pledge any vacation ownership receivables under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization.. Interest payments are due monthly. During the year ended December 31, 2006, we borrowed $44.9 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the Carolina Grande resorts and to finance the acquisition of property in Las Vegas, Nevada and Williamsburg, Virginia.

The 2006 BB&T Purchase Facility. In May 2006, we executed agreements for a vacation ownership receivables purchase facility (the "2006 BB&T Purchase Facility") with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2006 BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, a variable purchase price of approximately 85% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the 2006 BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008. There were no outstanding amounts due under this facility as of December 31, 2006.

On September 21, 2006, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., served as initial purchaser and placement agent for a private offering and sale of $139.2 million of Bluegreen Corporation vacation ownership receivable-backed securities (the "2006 Term Securitization"). Approximately $153.0 million in aggregate principal of vacation ownership receivables were securitized in this transaction, including: (1) $75.7 million in aggregate principal of receivables that were previously transferred under the 2006 BB&T Purchase Facility; (2) $38.0 million of vacation ownership receivables owned by us immediately prior to the 2006 Term Securitization: and, (3) an additional $39.3 million in aggregate principal of our qualifying vacation ownership receivables (the "2006 Pre-funded Receivables") that could be sold by us through December 22, 2006. We recognized an aggregate gain of $20.6 million, of which $18.1 million was classified as an increase to VOI sales in accordance with the adoption of SFAS No. 152, and recorded a retained interest in the future cash flows of the notes receivable securitized of $17.1 million in connection with the 2006 Term Securitization. During 2006, we sold the $39.3 million in 2006 Pre-funded Receivables and the $35.7 million purchase price was disbursed to us from the escrow account. The proceeds were used by us for general operating purposes.

The Foothill Facility. We are in the process of renewing a $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we can also borrow up to $10.0 million of the facility collateralized by the pledge of vacation ownership receivables. For further details on this facility, see "Credit Facilities for Bluegreen Communities' Receivables and Inventories" below.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We are in documentation for the renewal of a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.5% at December 31, 2006). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at December 31, 2006) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at December 31, 2006). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. There can be no assurances that we will renew the Foothill Facility on favorable terms., if at all.

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

(Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunter's Crossing (New Braunfels, Texas); The Bridges at Preston Crossing (Grayson County, Texas); King Oaks (College Station, Texas) and Vintage Oaks at the Vineyard (New Braunfels, Texas). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes.

In February 2007, the Company acquired 350 acres near St. Simons Island, Georgia, for $18.0 million for a property to be called Sanctuary River Club at St. Andrews Sound. The Company borrowed $12.6 million under the GMAC Communities Facility in connection with the acquisition of this property.

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

Historically, we have funded development for road and utility construction, amenities, surveys and engineering fees from internal operations and have financed the acquisition of Bluegreen Communities properties through seller, bank or financial institution loans. Terms for repayment under these loans typically call for interest to be paid monthly and principal to be repaid through homesite releases. The release price is usually an amount based on a pre-determined percentage (typically 25% to 55%) of the gross selling price of the homesites in the subdivision. In addition, the agreements generally call for minimum cumulative amortization periodically. When we provide financing to our customers (and therefore the release price is not available in cash at closing to repay the lender), we are required to pay the lender with cash derived from other operating activities, principally from cash sales or the pledge of receivables originated from earlier property sales.

Trust Preferred Securities Offerings

We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company's option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at December 31, 2006 (dollars in thousands):

                             Outstanding
                               Amount of      Initial                Fixed                       Beginning
                                Junior        Equity               Interest      Variable         Optional
                             Subordinated       To        Issue      Rate      Interest Rate     Redemption      Maturity
          Trust               Debentures       Trust      Date        (1)           (2)             Date           Date
----------------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                               3-month
Trust I                       $ 23,196         $696      3/15/05      9.160%       LIBOR          3/30/10        3/30/35
                                                                                  + 4.90%
Bluegreen Statutory                                                               3-month
Trust II                        25,774          774      5/04/05      9.158%       LIBOR          7/30/10        7/30/35
                                                                                  + 4.85%
Bluegreen Statutory                                                               3-month
Trust III                       10,310          310      5/10/05      9.193%       LIBOR          7/30/10        7/30/35
                                                                                  + 4.85%
Bluegreen Statutory                                                               3-month
Trust IV                        15,464          464      4/24/06     10.130%       LIBOR          6/30/11        6/30/36
                                                                                  + 4.85%
Bluegreen Statutory                                                               3-month
Trust V                         15,464          464      7/21/06     10.280%       LIBOR          9/30/11        9/30/36
                                                                                  + 4.85%
                            -------------------------
                               $90,208       $2,708
                            =========================

(1) Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2) Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

On February 26, 2007, a newly-formed wholly-owned statutory business trust, Bluegreen Statutory Trust VI ("BST VI"), issued $20.0 million of trust preferred securities. BST VI used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the Trust Preferred Securities will be payable quarterly in arrears at a fixed rate of 9.842% through April 2012, and thereafter at a floating rate of 4.80% over the 3-month LIBOR until the scheduled maturity date of April 30, 2037. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable at any time after five years from the issue date or sooner following certain specified events. In addition, we contributed $619,000 to BST VI in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST VI's common securities are nearly identical to the trust preferred securities. Proceeds of the offering will be used for general corporate purposes and debt repayment.

We currently intend to seek to create similar trusts and to participate in other pooled trust preferred securities transactions in the future as a source of additional financing, subject to market conditions and other considerations.

Unsecured Credit Facility

On July 26, 2006, we executed agreements to renew our $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (7.33% at December 31, 2006). Interest is due monthly and all outstanding amounts are due on June 30, 2007. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2006, no borrowings were outstanding under the line. However, during 2006, an aggregate of $565,000 of irrevocable letters of credit were provided under this line-of-credit which were required in connection with the obtaining of plats for one of our Bluegreen Communities projects. On December 31, 2006,

$523,000 of these letters of credit expired and were not renewed. This line-of-credit is an available source of short-term liquidity for us. During 2006, we borrowed and repaid $6.5 million under this line-of-credit.

Commitments

Our material commitments as of December 31, 2006, included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our vacation ownership, and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2006 (in thousands):

                                                                           Principal Payments Due by Period
                                                       -----------------------------------------------------------------------

                                                       Less than        1 -- 3          4 -- 5         After 5
          Contractual Obligations                        1 year          Years          Years           Years           Total
      ---------------------------------                  ------          -----          -----           -----           -----
      Receivable-backed notes payable                   $    17        $  4,163        $    --        $ 16,870        $ 21,050
      Lines-of-credit and notes payable                  39,541          81,016            509           3,346         124,412
      10.50% senior secured notes                            --          55,000             --              --          55,000
      Jr. Subordinated debentures                            --              --             --          90,208          90,208
      Noncancelable operating leases                      9,469          14,639          9,102           2,414          35,624
                                                        -------        --------        -------        --------        --------
      Total contractual obligations                     $49,027        $154,818        $ 9,611        $112,838        $326,294
                                                        =======        ========        =======        ========        ========

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2006 (in thousands):

                                                                          Interest Payments Due by Period
                                                       -----------------------------------------------------------------------
                                                       Less than        1 -- 3         4 -- 5         After 5
         Interest Obligations (1)                       1 year          Years           Years           Years           Total
      ----------------------------------                ------          -----           -----           -----           -----
      Receivable-backed notes payable                   $ 1,949        $  3,574        $ 3,148        $  2,755        $ 11,426
      Lines-of-credit and notes payable                   9,861          12,413            539           4,733          27,546
      10.50% senior secured notes                         5,775           1,443             --              --           7,219
      Jr. Subordinated debentures                         8,589          17,178         17,178         213,091         256,036
                                                        -------        --------        -------        --------        --------
      Total contractual obligations                     $26,174        $ 34,608        $20,865        $220,579        $302,227
                                                        =======        ========        =======        ========        ========

(1) Assumes that interest on variable rate debt has assumed the interest rate remains the same as the rate at December 31, 2006.

We intend to use cash flow from operations, including cash received from the sale of vacation ownership notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

As noted above, during 2006 we had $565,000 in letters-of-credit outstanding, the majority of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. These letters-of-credit were required in connection with the obtaining of governmental approval of plats for one of our Bluegreen Communities projects. On December 31, 2006, $523,000 of these letters-of-credit expired.

We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $17.7 million as of December 31, 2006. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $77.5 million as of December 31, 2006. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Most of our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, limits on the repurchase of securities; restrictions on the payment of dividends, investments in joint ventures and other restricted payments;
limitations on the incurrence of liens and transactions with affiliates, covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios and portfolio performance requirements; and events of default or termination. No assurance can be given that we will be in compliance with such covenants, that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2006 were less than 2% of consolidated revenues and consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $215.5 million, $228.8 million, and $243.6 million of fixed-rate vacation ownership notes receivable off-balance sheet during 2004, 2005 and 2006, respectively, under various vacation ownership receivable purchase facilities and term securitization transactions (See Note 5 of the Notes to Consolidated Financial Statements for further information). Our gains on sale recognized are generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. We believe that we have used appropriate assumptions in valuing the residual interests retained in the vacation ownership notes sold through our various off-balance sheet vacation ownership receivables purchase facilities and term securitization transactions and that such assumptions should mitigate the impact of a hypothetical one-percentage point interest rate change on these valuations, but there is no assurance that the assumptions will prove to be correct.

As of December 31, 2006, we had fixed interest rate debt of approximately $148.0 million and floating interest rate debt of approximately $142.7 million. In addition, our notes receivable from VOI and homesite customers were comprised of $152.0 million of fixed rate loans and $5.5 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would, as a result of increased interest expense on variable rate debt, decrease our after-tax earnings by an immaterial amount per year, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in interest rates would decrease the total fair value of our fixed rate debt, excluding our 10.50% senior secured notes payable (the "Notes") by an immaterial amount. The fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                     December 31,    December 31,
                                                                                                         2005            2006
                                                                                                         ----            ----
ASSETS
Cash and cash equivalents (including restricted cash of  $18,321 and $21,476
   at December 31, 2005 and 2006, respectively) ............................................          $  84,704       $  71,148
Contracts receivable, net ..................................................................             27,473          23,856
Notes receivable (net of allowance of $10,869 and $13,499 at December 31,
   2005 and 2006, respectively) ............................................................            127,783         144,251
Prepaid expenses ...........................................................................              6,500          10,800
Other assets ...............................................................................             17,193          27,465
Inventory, net .............................................................................            240,969         349,333
Retained interests in notes receivable sold ................................................            105,696         130,623
Property and equipment, net ................................................................             79,634          92,445
Goodwill ...................................................................................              4,291           4,291
                                                                                                      ---------       ---------
          Total assets .....................................................................          $ 694,243       $ 854,212
                                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ...........................................................................          $  11,071       $  18,465
Accrued liabilities and other ..............................................................             43,801          49,458
Deferred income ............................................................................             29,354          40,270
Deferred income taxes ......................................................................             75,404          87,624
Receivable-backed notes payable ............................................................             35,731          21,050
Lines-of-credit and notes payable ..........................................................             61,428         124,412
10.50% senior secured notes payable ........................................................             55,000          55,000
Junior subordinated debentures .............................................................             59,280          90,208
                                                                                                      ---------       ---------
   Total liabilities .......................................................................            371,069         486,487

Minority interest ..........................................................................              9,508          14,702

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ......................                 --              --
Common stock, $.01 par value, 90,000 shares authorized; 33,193 and 33,603
   shares issued at December 31, 2005 and 2006, respectively ...............................                333             336
Additional paid-in capital .................................................................            169,684         175,164
Treasury stock, 2,756 common shares at both December 31, 2005 and 2006,
   at cost .................................................................................            (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes ................................              8,575          12,632
Retained earnings ..........................................................................            147,959         177,776
                                                                                                      ---------       ---------
     Total shareholders' equity ............................................................            313,666         353,023
                                                                                                      ---------       ---------
          Total liabilities and shareholders' equity .......................................          $ 694,243       $ 854,212
                                                                                                      =========       =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                                      Year Ended      Year Ended     Year Ended
                                                                                     December 31,    December 31,   December 31,
                                                                                         2004            2005           2006
                                                                                         ----            ----           ----
Revenues:
  Sales of real estate ..........................................................     $ 502,408       $ 550,335       $ 563,146
  Other resort and communities operations revenue ...............................        66,409          73,797          63,610
  Interest income ...............................................................        35,939          34,798          40,765
  Gain on sales of notes receivable .............................................        25,972          25,226           5,852
                                                                                      ---------       ---------       ---------
                                                                                        630,728         684,156         673,373
Cost and expenses:
  Cost of real estate sales .....................................................       179,728         177,800         179,054
  Cost of other resort and communities operations ...............................        70,785          77,317          53,193
  Selling, general and administrative expenses ..................................       262,424         300,239         356,989
  Interest expense ..............................................................        18,425          14,474          18,785
  Provision for loan losses .....................................................        24,434          27,587              --
  Other expense, net ............................................................         1,666           6,207           2,861
                                                                                      ---------       ---------       ---------
                                                                                        557,462         603,624         610,882
                                                                                      ---------       ---------       ---------
Income before minority interest and provision for income taxes ..................        73,266          80,532          62,491
Minority interest in income of consolidated subsidiary ..........................         4,065           4,839           7,319
                                                                                      ---------       ---------       ---------
Income before provision for income taxes and cumulative effect of
    change in accounting principle ..............................................        69,201          75,693          55,172
Provision for income taxes ......................................................        26,642          29,142          20,861
                                                                                      ---------       ---------       ---------
Income before cumulative effect of change in accounting principle ...............        42,559          46,551          34,311
Cumulative effect of change in accounting principle, net of tax .................            --              --          (5,678)
Minority interest in income of cumulative effect of change in
    accounting principle ........................................................            --              --           1,184
                                                                                      ---------       ---------       ---------
Net income ......................................................................     $  42,559       $  46,551       $  29,817
                                                                                      =========       =========       =========

Income before cumulative effect of change in accounting principle per common share:
   Basic ........................................................................     $    1.62       $    1.53       $    1.12
                                                                                      =========       =========       =========
   Diluted ......................................................................     $    1.43       $    1.49       $    1.10
                                                                                      =========       =========       =========

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
    Basic .......................................................................     $      --       $      --       $   (0.15)
                                                                                      =========       =========       =========
    Diluted .....................................................................     $      --       $      --       $   (0.14)
                                                                                      =========       =========       =========

Net income per common share:
   Basic ........................................................................     $    1.62       $    1.53       $    0.98
                                                                                      =========       =========       =========
   Diluted ......................................................................     $    1.43       $    1.49       $    0.96
                                                                                      =========       =========       =========

Weighted average number of common and common equivalent shares:
    Basic .......................................................................        26,251          30,381          30,557
                                                                                      =========       =========       =========
    Diluted .....................................................................        30,677          31,245          31,097
                                                                                      =========       =========       =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                    Common             Additional    Treasury    Income, Net
                                                    Shares    Common    Paid-in      Stock at     of Income    Retained
                                                    Issued    Stock     Capital        Cost         Taxes      Earnings       Total
                                                    ------    -----     -------        ----         -----      --------       -----
Balance at December 31, 2003 ..................     27,702     $277     $124,931     $(12,885)     $ 2,953     $ 58,849     $174,125
Net income ....................................         --       --           --           --           --       42,559       42,559
Net unrealized gains on retained
 interests in notes receivable
 sold, net of income taxes and
 reclassification adjustments .................         --       --           --           --        1,852           --        1,852
                                                                                                                            --------
Comprehensive income ..........................                                                                               44,411
Shares issued upon exercise of
 stock options ................................      1,150       12        6,582           --           --           --        6,594
Income tax benefit from stock
 options exercised ............................         --       --        1,961           --           --           --        1,961
Shares issued in connection with
 conversion of 8.25% convertible
 subordinated debentures ......................      4,138       41       33,934           --           --           --       33,975
                                                    ------     ----     --------     --------      -------     --------     --------
Balance at December 31, 2004 ..................     32,990      330      167,408      (12,885)       4,805      101,408      261,066
Net income ....................................         --       --           --           --           --       46,551       46,551

Net unrealized gains on retained
 interests in notes receivable
 sold, net of income taxes and
 reclassification adjustments .................         --       --           --           --        3,770           --        3,770
                                                                                                                            --------
Comprehensive income ..........................                                                                               50,321
Shares issued upon exercise of
 stock options ................................        271        3        1,403           --           --           --        1,406
Modification of equity awards and
 vesting of restricted stock ..................          6       --          327           --           --           --          327
Income tax benefit from stock
 options exercised ............................         --       --          541           --           --           --          541
Shares issued in connection with
   conversion of 8.25% convertible
   subordinated debentures ....................          1       --            5           --           --           --            5
                                                    ------     ----     --------     --------      -------     --------     --------
Balance at December 31, 2005 ..................     33,268      333      169,684      (12,885)       8,575      147,959      313,666
Net income ....................................         --       --           --           --           --       29,817       29,817

Net unrealized gains on retained
 interests in notes receivable
 sold, net of income taxes and
 reclassification adjustments .................         --       --           --           --        4,057           --        4,057
                                                                                                                            --------
Comprehensive income ..........................                                                                               33,874
Shares issued upon exercise of
 stock options ................................        312        3        2,642           --           --           --        2,645
Stock option expense ..........................         --       --        2,103           --           --           --        2,103
Modification of equity awards and
 vesting of restricted stock ..................         23       --          735           --           --           --          735
                                                    ------     ----     --------     --------      -------     --------     --------
Balance at December 31, 2006 ..................     33,603     $336     $175,164     $(12,885)     $12,632     $177,776     $353,023
                                                    ======     ====     ========     ========      =======     ========     ========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended       Year Ended        Year Ended
                                                                                     December 31,     December 31,      December 31,
                                                                                         2004             2005              2006
                                                                                         ----             ----              ----
Operating activities:
Net income ...................................................................        $  42,559         $  46,551         $  29,817
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
    Cumulative effect of change in accounting principle, net .................               --                --             5,678
    Non-cash stock compensation expense ......................................               --               327             2,848
    Minority interest in income of consolidated subsidiary ...................            4,065             4,839             6,135
    Depreciation .............................................................            9,769            12,332            14,376
    Amortization .............................................................            3,849             5,807             2,793
    Gain on sales of notes receivable ........................................          (25,972)          (25,226)          (44,700)
    Loss on disposal of property and equipment ...............................              455                94             2,096
    Provision for loan losses ................................................           24,434            27,587            59,489
    Provision for deferred income taxes ......................................           18,664            16,979            12,835
    Interest accretion on retained interests in notes receivable sold ........           (6,035)           (9,310)          (14,569)
    Proceeds from sales of notes receivable ..................................          192,580           198,260           218,455
    Proceeds from borrowings collateralized by notes receivable ..............          105,680            24,772            68,393
    Payments on borrowings collateralized by notes receivable ................         (174,514)          (64,714)          (85,114)
Changes in operating assets and liabilities:
    Contracts receivable .....................................................           (2,563)              612             3,854
    Notes receivable .........................................................         (170,282)         (220,491)         (283,305)
    Prepaid expenses and other assets ........................................              565             2,120           (12,009)
    Inventory ................................................................           47,032            29,022            (8,273)
    Accounts payable, accrued liabilities and other ..........................           21,470             6,022            12,906
                                                                                      ---------         ---------         ---------
Net cash provided (used) by operating activities .............................           91,756            55,583            (8,295)
                                                                                      ---------         ---------         ---------

Investing activities:
  Cash received from retained interests in notes receivable sold .............            8,688            11,016            30,032
  Business acquisition .......................................................             (825)             (675)               --
  Investments in statutory business trusts ...................................               --            (1,780)             (928)
  Purchases of property and equipment ........................................          (18,409)          (16,724)          (24,736)
  Proceeds from sales of property and equipment ..............................                8                22                93
                                                                                      ---------         ---------         ---------
Net cash  provided (used) by investing activities ............................          (10,538)           (8,141)            4,461
                                                                                      ---------         ---------         ---------

Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
     notes payable ...........................................................           60,657            26,382            56,670
  Payments under line-of-credit facilities and notes payable .................         (100,479)          (92,071)          (94,586)
  Payments on 10.50% senior secured notes ....................................               --           (55,000)               --
  Payment of 8.25% subordinated convertible debentures .......................             (273)               --                --
  Proceeds from issuance of junior subordinated debentures ...................               --            59,280            30,928
  Payment of debt issuance costs .............................................           (5,731)           (3,300)           (4,438)
  Proceeds from exercise of employee and director stock options ..............            6,594             1,406             2,645
  Distributions to minority interest .........................................               --                --              (941)
                                                                                      ---------         ---------         ---------
Net cash used by financing activities ........................................          (39,232)          (63,303)           (9,722)
                                                                                      ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents .........................           41,986           (15,861)          (13,556)
Cash and cash equivalents at beginning of period .............................           58,579           100,565            84,704
                                                                                      ---------         ---------         ---------
Cash and cash equivalents at end of period ...................................          100,565            84,704            71,148
Restricted cash and cash equivalents at end of period ........................          (21,423)          (18,321)          (21,476)
                                                                                      ---------         ---------         ---------
Unrestricted cash and cash equivalents at end of period ......................        $  79,142         $  66,383         $  49,672
                                                                                      =========         =========         =========

                              BLUEGREEN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                               Year Ended       Year Ended      Year Ended
                                                                              December 31,     December 31,    December 31,
                                                                                  2004             2005            2006
                                                                             -------------    -------------   -------------
Supplemental schedule of non-cash operating, investing and
financing activities:
Inventory acquired through foreclosure or deedback in lieu of
   foreclosure ..........................................................       $  10,926       $  10,585       $      --
                                                                                =========       =========       =========
Inventory acquired through financing ....................................       $  21,276       $  54,054       $  95,698
                                                                                =========       =========       =========
Property and equipment acquired through financing .......................       $   2,637       $   1,114       $   4,640
                                                                                =========       =========       =========
Offset of Joint Venture distribution of operating proceeds to
   minority interest against the Prepayment (see Note 4) ................       $   2,704       $   1,340       $      --
                                                                                =========       =========       =========
Retained interests in notes receivable sold .............................       $  32,816       $  38,913       $  33,967
                                                                                =========       =========       =========

Change in unrealized gains on retained interests in notes
   receivable sold ......................................................       $   2,998       $   6,130       $   6,423
                                                                                =========       =========       =========
Conversion of 8.25% subordinated convertible debentures into
   common stock .........................................................       $  34,098       $       5       $      --
                                                                                =========       =========       =========
Income tax benefit from stock options exercised .........................       $   1,961       $     541       $      --
                                                                                =========       =========       =========

Supplemental schedule of operating cash flow information:
  Interest paid, net of amounts capitalized .............................       $  19,324       $  15,955       $  17,171
                                                                                =========       =========       =========
  Income taxes paid .....................................................       $   6,055       $   6,646       $  10,064
                                                                                =========       =========       =========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

      We provide colorful places to live and play through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate-based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded vacation ownership interest held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered primarily by a third-party world-wide vacation ownership exchange network. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 19 of which have active sales offices. We also sell VOIs at seven off-site sales offices and on the campuses of two resorts under development located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the year ended December 31, 2006, sales recognized by Bluegreen Resorts comprised approximately 71% of our total sales of real estate while sales recognized by Bluegreen Communities comprised approximately 29% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Fiscal Year

      On October 14, 2002, our Board of Directors approved a change in our fiscal year from a 52- or 53-week period ending on the Sunday nearest the last day of March in each year to the calendar year ending on December 31, effective for the nine months ended December 31, 2002.

Principles of Consolidation

      Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Joint Venture"), as we hold a 51% equity interest in the Joint Venture, have an active role as the day-to-day manager of the Joint Venture's activities, and have majority voting control of the Joint Venture's management committee. Additionally, we do not consolidate our wholly-owned statutory business trusts (see Note 12) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN No. 46R"). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

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

Revenue Recognition and Contracts Receivable

      In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions ("SFAS No. 152"), we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer's commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Upon the adoption of SFAS No. 152 on January 1, 2006, the calculation of the adequacy of a buyer's commitment for the sale of VOIs changed so that cash received towards the purchase of our VOIs is reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, and thus our results of operations could be materially, adversely impacted.

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

      Contracts receivable consists of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers' notes receivable in our loan servicing system; (2) receivables related to unclosed homesite sales; and,
(3) receivables from third-party escrow agents on recently closed homesite sales. Contracts receivable are reflected net of an allowance for cancellations of unclosed Bluegreen Communities' sales contracts, which totaled approximately $0.3 million and $0.6 million at December 31, 2005 and 2006, respectively. Contracts receivable are stated net of a reserve for loan losses of $0.9 million and $0.5 million at December 31, 2005 and 2006, respectively.

      Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

                     Activity                                             Revenue is recognized as:
                     --------                                             -------------------------
        Vacation ownership tour sales .......................   Vacation  ownership tour sales commissions
                                                                are earned per  contract  terms with third
                                                                parties.

        Resort title fees ...................................   Escrow  amounts  are  released  and  title
                                                                documents are completed.

        Management fees .....................................   Management services are rendered.

        Rental commissions ..................................   Rental services are provided.

        Rental income .......................................   Guests     complete     stays    at    the
                                                                resorts.Effective  January 1, 2006, rental
                                                                income is  classified  as a  reduction  to
                                                                "Cost  of  other  resort  and  communities
                                                                operations".

        Realty commissions ..................................   Sales of third-party-owned real estate are
                                                                completed.

        Golf course and ski hill daily fees .................   Services are provided.

        Mini-vacation package sales to third parties ........   Mini-vacation   packages   are   fulfilled
                                                                (i.e.,  guests use mini-vacation  packages
                                                                to stay at a hotel, take a cruise,  etc.).
                                                                During   2006,   we    transitioned    our
                                                                mini-vacation     business     so     that
                                                                substantially all mini-vacation  tours are
                                                                used   internally  at  a  Bluegreen  sales
                                                                office.Mini-vacation   packages  used  for
                                                                internal   purposes   are   deferred   and
                                                                recognized   as  a  credit  to   marketing
                                                                expense.

      Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

      Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2005 and 2006, $8.0 million and $10.2 million, respectively, of notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

      Prior to January 1, 2006, we estimated credit losses on our notes receivable portfolios generated in connection with the sale of VOIs and homesites in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consisted of large groups of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segmented our notes receivable by identifying risk characteristics that are common to groups of loans and then estimated credit losses based on the risks associated with these segments. Under this method, the amount of loss is reduced by the estimated value of the defaulted inventory to be recovered. Although this policy continues for notes receivable generated in connection with the sale of a homesite, effective January 1, 2006, we changed our accounting for loan losses for VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable over the past 10 years (if available). We use a static pool analysis, which tracks uncollectibles for each year's sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions. We currently group our notes receivable in two pools for analytical purposes. Although our credit policies are identical in all locations, the customer demographics and historical uncollectibility have varied between these two pools. Additionally, under SFAS No. 152 no consideration is given for future recoveries of defaulted inventory. We review our reserve for loan losses on at least a quarterly basis.

Retained Interest in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 5) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140") and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that both: (1) entitles and obligates us to repurchase or redeem the assets before their maturity; or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

Inventory

      Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our inventory at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less cost to dispose. Through December 31, 2005, homesites and VOIs reacquired upon default of the related receivable were considered held for sale and were recorded at fair value less costs to sell. Although this practice continues for homesites reacquired, the adoption of SFAS No. 152 on January 1, 2006 changed our method of accounting for VOI inventory, including future recoveries from defaults. Under SFAS No. 152, VOI inventory and cost of sales is accounted for using the relative sales value method. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage--the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to SFAS No. 152, we do not relieve inventory for VOI cost of sales related to anticipated credit losses. We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities' properties under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

Property and Equipment

      Our property and equipment acquired is recorded at cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets in operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements. Depreciation expense includes the amortization of assets recorded under capital leases. We periodically evaluate the recovery of the carrying amounts of our long-lived assets under the guidelines of SFAS No. 144.

Goodwill

      Our goodwill primarily relates to a business combination whereupon Great Vacation Destinations, Inc. ("GVD"), one of our wholly-owned subsidiaries, acquired substantially all the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC, and RVM Vacations, LLC (collectively, "TMOV") in 2002. We account for our goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Our impairment analysis during the years ended December 31, 2004, 2005, and 2006 determined that no goodwill impairment existed.

Treasury Stock

      We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders' equity.

Advertising Expense

      We expense advertising costs as incurred. Advertising expense was $89.4 million, $102.7 million and $123.0 million for the years ended December 31, 2004, 2005, and 2006, respectively. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

      Effective January 1, 2006, we recognize stock-based compensation expense under the provisions of SFAS No. 123 Accounting for Stock-based Compensation, ("SFAS No. 123") (revised 2004), Share-Based Payment, ("SFAS No. 123R") for our share-based compensation plans. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure. Under APB 25, compensation expense was generally not recorded in earnings for our stock-based options granted by the Company.

      We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all stock -based awards granted prior to January 1, 2006 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123 for pro forma disclosure purposes. Compensation cost is also recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

      We utilized the Black-Scholes option pricing model for calculating the fair value pro forma disclosures under SFAS No. 123 and continue to use this model, which is an acceptable valuation approach under SFAS No. 123R. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

      SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, which was allowed under SFAS No. 123. We adjusted for this effect with respect to unvested options as of January 1, 2006 in the stock-based compensation expense recognized, which is recorded within selling, general and administrative expense on our consolidated statements of income. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption of SFAS No. 123R.

      There were 668,000 stock options granted to our employees during the year ended December 31, 2005. There were 141,346 stock options and 5,734 shares of restricted common stock granted to certain of our non-employee directors during the year ended December 31, 2005. There were 440,000 stock options granted to our employees during the year ended December 31, 2006. There were 142,785 stock options and 17,497 shares of restricted common stock granted to certain of our non-employee directors during the year ended December 31, 2006. All stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

      The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        Year Ended December 31,
                                                               --------------------------------------
                                                                  2004          2005            2006
                                                                  ----          ----            ----
      Risk free investment rate .........................          2.1%          3.9%          5.0%
      Dividend yield ....................................          0.0%          0.0%          0.0%
      Volatility factor of expected market price ........         65.0%         61.0%         53.0%
      Life of option ....................................      3.0 years      5.5 years     5.8 years

      The Company uses historical data to estimate option exercise and employee termination. The risk free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical volatility of the Company's traded stock to estimate the volatility factory of expected market price.

      Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2006 was $2.9 million. Total stock-based compensation recorded in 2006 consists of $2.1 million related to the expense of existing and newly granted stock options, $0.2 million related to existing and newly granted restricted stock, and $0.6 million related to the modification of existing stock option grants, which accelerated the vesting of approximately 85,000 stock options for one employee. At the grant date, the Company estimates the numbers of shares expected to vest and subsequently adjusts compensation costs for the estimated rate of forfeitures at the option grant date and on an annual basis. The Company uses historical data to estimate option exercise and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date during 2006 was 9%. No compensation costs related to stock-based compensation were charged against income during the years ended December 31, 2004 and 2005.

      As of December 31, 2006, there were approximately $8.0 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements under our stock option plans. The costs are expected to be recognized over a weighted-average period of 3.1 years. As of December 31, 2004, 2005, and 2006, the total fair value of shares vested during the years ended December 31, 2004, 2005, and 2006 was $0.8 million, $2.3 million and $1.8 million, respectively. A summary of the status of the Company's non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

                                                                         Weighted-Average
                                                             Number         Grant-Date
            Non-vested Shares                               of Shares       Fair Value
            -----------------------------------------       ----------   ----------------
                                                            (in 000's)
            Non-vested at January 1, 2006 ...........          1,334          $11.10
            Granted .................................            582           12.02
            Vested ..................................           (127)           6.15
            Forfeited ...............................           (206)          11.33
                                                              ------
            Non-vested at December 31, 2006 .........          1,583          $11.81
                                                              ======

      SFAS No. 123R requires companies to continue to provide the pro forma disclosures required by SFAS No. 123, as amended for all periods presented in which share-based payments were accounted for under the intrinsic value method of APB 25. The following table illustrates the pro forma effect on net income and earnings per common share as if we had applied the fair-value recognition provisions of SFAS No. 123 to all of our share-based compensation awards for periods prior to the adoption of SFAS No. 123R (in thousands, except per share data):

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                           2004            2005
                                                                           ----            ----
      Net income, as reported ....................................        $42,559         $46,551
      Add: Total stock-based compensation expense
        included in the determination of reported net
        income, net of related tax effects .......................             --             207
      Deduct: Total stock-based compensation expense
        determined under the fair value-based method for
        all awards, net of related tax effects ...................           (308)         (1,493)
                                                                          -------         -------
      Pro forma net income .......................................        $42,251         $45,265
                                                                          =======         =======

      Earnings per share, as reported:
        Basic ....................................................        $  1.62         $  1.53
        Diluted ..................................................        $  1.43         $  1.49
      Pro forma earnings per share:
        Basic ....................................................        $  1.61         $  1.49
        Diluted ..................................................        $  1.42         $  1.45

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options and unvested restricted shares using the treasury stock method and during the year ended December 31, 2004 includes an adjustment, if dilutive, to both net income and shares outstanding as if our 8.25% convertible subordinated debentures were converted into common stock at the beginning of the periods presented. There were approximately 0.8 million stock options not included in diluted earnings per common share during the years ended December 31, 2005 and 2006, as the effect would be anti-dilutive. There were no anti-dilutive stock options during the year ended December 31, 2004.

    The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                                        Year Ended December 31,
                                                                              -------------------------------------------
                                                                                2004             2005              2006
                                                                                ----             ----              ----
Basic earnings per common share -- numerator:
    Net income ........................................................       $42,559           $46,551           $29,817
                                                                              =======           =======           =======
Diluted earnings per common share -- numerator:
    Net income -- basic ...............................................       $42,559           $46,551           $29,817
    Effect of dilutive securities (net of income tax effects) .........         1,357                --                --
                                                                              -------           -------           -------
    Net income -- diluted .............................................       $43,916           $46,551           $29,817
                                                                              =======           =======           =======
Denominator:
    Denominator for basic earnings per common share-weighted-
     average shares ...................................................        26,251            30,381            30,557
    Effect of dilutive securities:
    Stock options .....................................................         1,098               864               540
    Convertible securities ............................................         3,328                --                --
                                                                              -------           -------           -------
    Dilutive potential common shares ..................................         4,426               864               540
                                                                              -------           -------           -------
    Denominator for diluted earnings per common share-adjusted
     weighted-average shares and assumed conversions ..................        30,677            31,245            31,097
                                                                              =======           =======           =======
 Basic earnings per common share: .....................................       $  1.62           $  1.53           $  0.98
                                                                              =======           =======           =======
 Diluted earnings per common share: ...................................       $  1.43           $  1.49           $  0.96
                                                                              =======           =======           =======

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

Recent Accounting Pronouncements

      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, which amends SFAS No.
140. SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights ("MSRs") be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No.
140. This option may be applied by class of servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. The Company adopted SFAS No. 156 on January 1, 2007. We do not expect that the adoption of SFAS No. 156 will result in a material impact to our financial condition, results of operations, cash flows or disclosures.

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Although we have not completed our analysis of the impact this Interpretation will have, we do not anticipate that the adoption of FIN 48 will result in a material impact on our financial condition, results of operations, cash flows or disclosures.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value under United States generally accepted accounting principles guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 effective January 1, 2008, and are currently assessing the impact the statement will have on our financial condition, results of operations, cash flows or disclosures.

Reclassifications

      We have made certain reclassifications of prior period amounts to conform to the current period presentation.

2. Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions ("SFAS No. 152"). This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to the timeshare industry. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners' associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006, are not comparable, in certain respects, with those prepared for periods ended prior to January 1, 2006.

      Many sellers of timeshare interests, including us, provide incentives to customers in connection with the purchase of a VOI. Under SFAS No. 152, the value of certain incentives and other similarly treated items are either recorded as a reduction to VOI revenue or recorded in a separate revenue line item within the statements of income, in our case other resort and communities operations revenue. Furthermore, SFAS No. 152 requires that certain incentives and other similarly treated items such as cash credits earned through our Sampler Program be considered in calculating the buyer's down payment toward the buyer's commitment, as defined in SFAS No. 152, in purchasing the VOI. Our Sampler Program provides purchasers with an opportunity to utilize our vacation ownership product during a one year trial period. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on the subsequent purchase. Under SFAS No. 152, the credit given is treated similarly to a sales incentive. If after considering the sales incentive the required buyer's commitment amount, defined as 10% of sales value, is not met, the VOI revenue and related cost of sales and direct selling costs are deferred until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. The net deferred VOI revenue and related costs are recorded as a component of deferred income in the accompanying balance sheet as of December 31, 2006. Prior to the adoption of SFAS No. 152, sales incentives were not recorded apart from VOI revenue and were not considered in determining the customer down payment required in the buyer's commitment in purchasing the VOIs.

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

      SFAS No. 152 changes the treatment of losses on vacation ownership notes and contracts receivable and provides specific guidance on methods to estimate losses. Specifically, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries as the recoveries are to be considered in inventory costing, as described above. In addition, the standard requires a change in the classification of our provision for loan losses for vacation ownership receivables that were historically recorded as an expense, requiring that such amount be reflected as a reduction of VOI sales. Furthermore, if we sell our vacation ownership notes receivables in a transaction that qualifies for off-balance sheet sales treatment under SFAS No. 140, the associated allowance for loan losses related to the sold receivables is reversed and reflected as an increase to VOI sales. Prior to the adoption of SFAS No. 152, the reversal of the allowance on sold receivables was recorded as a component of the gain on sale.

      Under SFAS No.152, rental operations, including the usage of our Sampler Program, are accounted for as incidental operations whereby incremental costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction to VOI inventory. Incremental costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During 2006, all of our rental revenue and Sampler revenue recognized was recorded as an off-set to cost of other resort and communities operations revenue as such amounts were less than the incremental cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of income as a component of other resort and communities operations revenue and a portion of Sampler proceeds was deferred until the buyer purchased a VOI or the Sampler usage period expired.

      The adoption of SFAS No. 152 on January 1, 2006, resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

3. Joint Venture

      On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar LLC ("Big Cedar"), an affiliate of Bass Pro, Inc. ("Bass Pro"), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. The Joint Venture is developing, marketing and selling VOIs at The Bluegreen Wilderness Club at Big Cedar, a 324-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. During the year ended April 1, 2001, we made an initial cash capital contribution to the Joint Venture of approximately $3.2 million, in exchange for a 51% ownership interest in the Joint Venture. In exchange for a 49% interest in the Joint Venture, Big Cedar has contributed approximately 46 acres of land with a fair market value of $3.2 million to the Joint Venture. (See Note 4 for further information regarding payment of profit distributions to Big Cedar.)

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

      Because the Joint Venture has a finite life (i.e., the Joint Venture can only exist through the earlier of: i) December 31, 2050; ii) the sale or disposition of all or substantially all of the assets of the Joint Venture; iii) a decision to dissolve the Joint Venture by us and Big Cedar; or iv) certain other events described in the Joint Venture agreement), the minority interest in the Joint Venture meets the definition of a mandatorily redeemable non-controlling interest as specified in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The settlement value of this mandatorily redeemable non-controlling interest at December 31, 2005 and 2006 was $9.8 million and $15.2 million respectively, based on the sale or disposition of all or substantially all of the assets of the Joint Venture as of those respective dates.

      During the years ended December 31, 2004, 2005, and 2006, the Joint Venture paid approximately $0.5 million, $0.6 million, and $0.5 million, respectively, to Bass Pro and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture's vacation ownership resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $1.8 million, $2.0 million, and $2.9 million for gift certificates and hotel lodging during the year ended December 31, 2004, 2005, and 2006, respectively, in connection with the Joint Venture's marketing activities.

4. Marketing Agreement

      On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 3). Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro's national retail locations (we are currently in 37 of Bass Pro's stores as of December 31, 2006), in Bass Pro's catalogs and on its web site. We also have access to Bass Pro's customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of their marketing activities through one of the Bass Pro marketing channels described above. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation was paid to Bass Pro on sales made by the Joint Venture.

      On June 16, 2000, we prepaid $9.0 million to Bass Pro (the "Prepayment"). The Prepayment was fully amortized from compensation earned by Bass Pro and distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof through December 31, 2005. Additional compensation and member distributions will be paid in cash to Bass Pro or Big Cedar. During the years ended December 31, 2005 and 2006, respectively, the Joint Venture made member distributions of $2.7 million and $1.9 million, respectively. Of the 2005 distribution, $1.3 million was payable to Big Cedar and used to pay down the balance of the Prepayment. As of December 31, 2005, the Prepayment was fully amortized.

      In 2004, 2005 and 2006, we recognized marketing compensation expense to Bass Pro of approximately $4.5 million, $5.2 million, and $6.4 million, respectively. During the years ended December 31, 2004, 2005, and 2006, we paid affiliates of Bass Pro approximately $85,000, $89,000, and $2.1 million, respectively, for various services including tour costs, premiums and lead generation.

5. Notes Receivable and Note Receivable Purchase Facilities

      The table below sets forth additional information relative to our notes receivable (in thousands).

                                                                           As of December 31,
                                                                    --------------------------------
                                                                       2005                   2006
                                                                       ----                   ----
            Notes receivable secured by VOIs ....................   $ 131,058              $ 150,649
            Notes receivable secured by homesites ...............       7,408                  6,915
            Other notes receivable ..............................         186                    186
                                                                    ---------              ---------
            Notes receivable, gross .............................     138,652                157,750
            Reserve for loan losses .............................     (10,869)               (13,499)
                                                                    ---------              ----------
            Notes receivable, net ...............................   $ 127,783              $ 144,251
                                                                    =========              =========

      The weighted-average interest rate on our notes receivable was 14.6% and 14.2% at December 31, 2005 and 2006, respectively. All of our vacation ownership loans bear interest at fixed rates. The weighted average interest rate charged on loans secured by VOIs was 14.8% and 14.3% at December 31, 2005 and 2006, respectively. Approximately 80% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted average interest rate charged on loans secured by homesites was 10.7% and 11.9% at December 31, 2005 and 2006, respectively.

      Our vacation ownership loans are generally secured by property located in Florida, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin and Aruba. The majority of Bluegreen Communities' notes receivable are secured by homesites in Georgia, Texas and Virginia.

      The table below sets forth the activity in our allowance for uncollectible notes receivable for 2005 and 2006 (in thousands):

                                                                             Year Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                      2005                2006
                                                                      ----                ----
            Balance, beginning of year ..........................     13,663              10,869
            Cumulative adjustment for cumulative effect of
            change in accounting principle ......................         --               1,164
            Provision for loan losses (1) .......................     27,587              59,489

            Less: Allowance on sold receivables .................    (14,607)            (38,848)

            Less: Write-offs of uncollectible receivables .......    (15,774)            (19,175)
                                                                    --------            --------
               Balance, end of year .............................   $ 10,869            $ 13,499
                                                                    ========            ========

(1) Effective January 1, 2006, SFAS No. 152 requires that the provision for loan loss be recorded as reduction of VOI sales.

      Installments due on our notes receivable during each of the five years subsequent to December 31, 2005, and 2006, and thereafter are set forth below (in thousands):

                                                       2005         2006
                                                       ----         ----
                       Due in 1 year ...........    $ 21,231     $ 28,912
                       Due in 2 years ..........       9,684       10,280
                       Due in 3 years ..........      10,469       11,008
                       Due in 4 years ..........      10,997       12,079
                       Due in 5 years ..........      11,888       13,693
                       Thereafter ..............      74,383       81,778
                                                    --------     --------
                                 Total .........    $138,652     $157,750
                                                    ========     ========

Sales of Notes Receivable

      Sales of notes receivable during the years ended December 31, 2004, 2005, and 2006 were as follows (in millions):

       Year Ended
   December 31, 2004:
                                        Aggregate Principal                                 Initial Fair Value
                                          Balance of Notes     Purchase          Gain          of Retained
Facility                                  Receivable Sold        Price         Recognized        Interest
--------                                  ---------------        -----         ----------        --------
2004 Term Securitization                      $  172.1         $  156.6         $   21.1         $   33.3
2004 GE Purchase Facility                         43.4             38.6              4.9              6.1
                                              --------         --------         --------         --------
     Total                                    $  215.5         $  195.2         $   26.0         $   39.4
                                              ========         ========         ========         ========

       Year Ended
   December 31, 2005:

                                        Aggregate Principal                                 Initial Fair Value
                                          Balance of Notes     Purchase          Gain          of Retained
Facility                                  Receivable Sold        Price         Recognized        Interest
--------                                  ---------------        -----         ----------        --------
2004 BB&T Purchase
   Facility                                   $  211.9         $  180.1         $   25.0         $   42.4
2005 Term Securitization                          16.7             15.1              0.2              3.0
                                              --------         --------         --------         --------
     Total                                    $  228.6         $  195.2         $   25.2         $   45.4
                                              ========         ========         ========         ========

        Year Ended
    December 31, 2006:
                                        Aggregate Principal                                 Initial Fair Value
                                          Balance of Notes     Purchase          Gain          of Retained
Facility                                  Receivable Sold        Price         Recognized        Interest
--------                                  ---------------        -----         ----------        --------
2005 Term Securitization                      $   18.6         $   16.7         $    4.6         $    3.3
2006-A GE Purchase Facility                       72.0             64.8             11.1              7.9
2006 Term Securitization                         153.0            137.0             29.0             22.8
                                              --------         --------         --------         --------
     Total                                    $  243.6         $  218.5         $   44.7         $   34.0
                                              ========         ========         ========         ========

      As a result of adopting SFAS No. 152, during the year ended December 31, 2006, approximately $38.8 million of the gain was recorded as an increase to VOI sales. The remaining gain of $5.9 million has been recorded as a gain on the sales of notes receivable on the Statements of Income for the year ended December 31, 2006.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold or securitized for each of the 2004 transactions: prepayment rates which decrease from 17% to 13% per annum as the portfolios mature; loss severity rate ranging from 40% to 73%; default rates which decrease from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 9% to 14%.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold or securitized for each of the 2005 transactions: prepayment rates which decrease from 17% to 9% per annum as the portfolios mature; loss severity rate ranging from 35% to 45%; default rates which decrease from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 9% to 12%.

      The following assumptions were used to measure the initial fair value of the retained interests in notes receivable sold or securitized for each of the 2006 transactions: Prepayment rates which decrease from 17% to 9% per annum as the portfolios mature; loss severity rates ranging from 35% to 71%; default rates which decrease from 11% to 1% per annum as the portfolios mature; and a discount rate of 9%.

      The following is a description of the facilities that were used to sell notes receivable that qualified for sale recognition under the provisions of SFAS 140.

2004 Term Securitization

      On July 8, 2004, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. consummated a $156.6 million private offering and sale of vacation ownership receivable-backed securities on our behalf (the "2004 Term

Securitization"). The $172.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2004 Term Securitization included $152.8 million in aggregate principal of qualified receivables that secured receivable-backed notes payable and $19.3 million in aggregate principal of qualified vacation ownership receivables that, as permitted in the 2004 Term Securitization, were subsequently sold without recourse (except for breaches of certain representations and warranties at the time of sale) in two separate tranches on August 13, 2004 and August 24, 2004 to an owner's trust (a qualified special purpose entity) through our wholly-owned, special purpose finance subsidiary, Bluegreen Receivables Finance Corporation VIII. The proceeds from the 2004 Term Securitization were used to pay Resort Finance, LLC all amounts then outstanding under their receivable-backed notes payable facility, pay fees associated with the transaction to third-parties and deposit initial amounts in a required cash reserve account. We received net cash proceeds of $19.1 million. We also recognized an aggregate gain of $21.1 million and recorded a retained interest in the future cash flows of the notes receivable securitized of $33.3 million in connection with the 2004 Term Securitization.

2004 GE Purchase Facility

      On August 3, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "2004 GE Purchase Facility") with General Electric Capital Corporation ("GE"). The 2004 GE Purchase Facility utilized an owner's trust structure, pursuant to which we sold receivables to Bluegreen Receivables Finance Corporation VII, our wholly-owned, special purpose finance subsidiary ("BRFC VII"), and BRFC VII sold the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC VII except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2004 GE Purchase Facility. The 2004 GE Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the 2004 GE Purchase Facility were subject to certain conditions precedent. Under the 2004 GE Purchase Facility, a variable purchase price of approximately 89.5% of the principal balance of the receivables sold (79.5% in the case of receivables originated in Aruba), subject to adjustment under certain terms and conditions, was paid at closing in cash. The balance of the purchase price was deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2004 GE Purchase Facility agreements) plus 3.50%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $938,000 in October 2004. We act as servicer under the 2004 GE Purchase Facility for a fee. The 2004 GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. In March 2006, we executed agreements for a new $125.0 million vacation ownership receivables facility with GE (see "2006 GE Purchase Facility" below) to replace the 2004 GE Purchase Facility.

2004 BB&T Purchase Facility

      On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the "2004 BB&T Purchase Facility") with Branch Banking and Trust Company ("BB&T"). The 2004 BB&T Purchase Facility utilized an owner's trust structure, pursuant to which we sold receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary ("BRFC IX"), and BRFC IX sold the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2004 BB&T Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase; and, fundings under the BB&T Purchase Facility were subject to certain conditions precedent. Under the 2004 BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, was paid at closing in cash. The balance of the purchase price was deferred until such time as BB&T had received a specified return and all servicing, custodial, agent and similar fees and expenses had been paid. The specified return was equal to the commercial paper rate or London Interbank Offered Rate ("LIBOR"), as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which was expensed over the funding period of the 2004 BB&T Purchase Facility. We acted as servicer under the 2004 BB&T Purchase Facility for a fee. The BB&T Purchase Facility expired on December 30, 2005.

2005 Term Securitization

      On December 28, 2005, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., consummated a $203.8 million private offering and sale of vacation ownership receivable-backed securities (the "2005 Term
Securitization"). The $191.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2005 Term

Securitization were previously sold to BRFC IX. The proceeds of the 2005 Term Securitization were used to pay BB&T all amounts outstanding under the 2004 BB&T Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and the escrow accounts for the Pre-funded Receivables (see below) and provide net cash proceeds of $1.1 million to us.

      In addition, the 2005 Term Securitization allowed for an additional $35.3 million in aggregate principal of our qualifying vacation ownership receivables (the "Pre-funded Receivables") that could be sold by us through March 28, 2006 to Bluegreen Receivables Finance Corporation X, our wholly-owned, special purpose finance subsidiary ("BRFC X"), which would then sell the Pre-funded Receivables to BXG Receivables Note Trust 2005-A ("2005-A"), a qualified special purpose entity, without recourse to us or BRFC X, except for breaches of certain representations and warranties at the time of sale. The proceeds of $31.8 million (at an advance rate of 90%) as payment for the Pre-funded Receivables were deposited into an escrow account by the Indenture Trustee of the 2005 Term Securitization until such receivables were actually sold by us to BRFC X. During 2005, we sold $16.7 million in Pre-funded Receivables to BRFC X and the $15.1 million purchase price was disbursed to us from the escrow account. During 2006, the Company sold the remaining $18.6 million in pre-funded receivables to BRFC X and the $16.7 purchase price was disbursed to us from the escrow account.

2006 GE Purchase Facility

      In March 2006, we executed agreements for a vacation ownership receivables purchase facility (the "2006 GE Purchase Facility") with General Electric Real Estate ("GE"). The GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2006 GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the2006 GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006 GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, we will act as servicer under the 2006 GE Purchase Facility for a fee.

      The 2006 GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. During 2006, the Company sold $72.0 million in vacation ownership receivables for an aggregate purchase price of $64.8 million under the GE Purchase Facility.

2006 Term Securitization

      On September 21, 2006, BB&T Capital Markets, served as initial purchaser and placement agent for a private offering and sale of $139.2 million of our vacation ownership receivable-backed securities (the "2006 Term Securitization"). Approximately $153.0 million in aggregate principal of vacation ownership receivables were securitized in this transaction, including:
(1) $75.7 million in aggregate principal of receivables that were previously transferred under an existing vacation ownership receivables purchase facility in which BB&T serves as Agent (see 2006 BB&T Purchase Facility below); (2) $38.0 million of vacation ownership receivables owned by us immediately prior to the 2006 Term Securitization and 3) an additional $39.3 million in aggregate principal of our qualifying vacation ownership receivables (the "2006 Pre-funded Receivables") that could be sold by us through December 22, 2006. Bluegreen Receivables Finance Corporation XII, our wholly-owned special purpose finance subsidiary ("BRFC XII") would then sell the 2006 Pre-funded Receivables to BXG Receivables Note Trust 2006-B, an owner's trust (a qualified special purpose entity), without recourse to us or BRFC XII, except for breaches of certain representations and warranties at the time of sale. The expected proceeds of $35.7 million (at an advance rate of 91%) as payment for the 2006 Pre-funded Receivables were originally deposited into an escrow account by the indenture trustee of the 2006 Term Securitization. During 2006, the Company sold $39.3 million in 2006 Pre-funded Receivables to BRFC XII and the $35.7 million purchase price was disbursed to us from the escrow account. The proceeds were used by us for general operating purposes.

6. Retained Interests in Notes Receivable Sold

Retained Interests in Notes Receivable Sold

      Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gains are set forth below (in thousands).

                                                                                                      Gross
                                                                                   Amortized       Unrealized
      As of December 31, 2005:                                                        Cost             Gain         Fair Value
      ------------------------                                                     ---------        ---------       ----------
      2002 Term Securitization ............................................        $  18,491        $      --        $  18,491
      2004 Term Securitization (see Note 5) ...............................           33,371            3,373           36,744
      2004 GE Purchase Facility (see Note 5) ..............................            6,284              500            6,784
      2005 Term Securitization (see Note 5) ...............................           33,606           10,071           43,677
                                                                                   ---------        ---------        ---------
      Total ...............................................................        $  91,752        $  13,944        $ 105,696
                                                                                   =========        =========        =========

                                                                                                      Gross
                                                                                   Amortized       Unrealized
      As of December 31, 2006:                                                       Cost              Gain         Fair Value
      ------------------------                                                     ---------        ---------       ----------
      2002 Term Securitization ............................................        $  12,643        $     472        $  13,115
      2004 Term Securitization (see Note 5) ...............................           17,784            2,785           20,569
      2004 GE Purchase Facility (see Note 5) ..............................            6,695               56            6,751
      2005 Term Securitization (see Note 5) ...............................           42,469            8,291           50,760
      2006 GE Purchase Facility (see Note 5) ..............................            7,405            1,264            8,669
      2006 Term Securitization (see Note 5) ...............................           23,253            7,506           30,759
                                                                                   ---------        ---------        ---------
      Total ...............................................................        $ 110,249        $  20,374        $ 130,623
                                                                                   =========        =========        =========

      As of December 31, 2005 and 2006 there were no gross unrealized losses in our retained interest in notes receivable sold.

      The contractual maturities of our retained interest in notes receivable sold as of December 31, 2006, based on the final maturity dates of the underlying notes receivable, range from five to ten years.

                                                                    Amortized
                                                                       Cost       Fair Value
                                                                    ---------     ----------
              After one year but within five .........               $     --      $     --
              After five years but within ten ........                110,249       130,623
                                                                     --------      --------
                   Total .............................               $110,249      $130,623
                                                                     ========      ========

      The following assumptions were used to measure the fair value of the above retained interests as of December 31, 2005: prepayment rates which decrease from 20% to 9% per annum as the portfolios mature; loss severity rates ranging from 30% to 73%; default rates which decrease from 10% to 1% per annum as the portfolios mature; and discount rates ranging from 8% to 9%.

      The following assumptions were used to measure the fair value of the above retained interests as of December 31, 2006: prepayment rates which decrease from 27% to 6% per annum as the portfolios mature; loss severity rates ranging from 30% to 71%; default rates which decrease from 11% to 1% per annum as the portfolios mature; and discount rates ranging from 8% to 9%.

      The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

                                              Hypothetical Fair Value at December 31, 2006
                                              --------------------------------------------
                        Adverse                                           2004 GE                       2006 GE
                         Change         2002 Term         2004 Term       Purchase       2005 Term      Purchase       2006 Term
                       Percentage    Securitization    Securitization     Facility    Securitization    Facility     Securitization
                       ----------    --------------    --------------     --------    --------------    --------     --------------
Prepayment rate:          10%            $ 12,961          $ 20,195        $ 6,712        $49,814       $ 8,545         $ 30,194
                          20%              12,812            19,836          6,674         48,925         8,427           29,655

Loss severity rate:       10%              12,884            19,977          6,513         49,621         7,936           29,860
                          20%              12,653            19,384          6,275         48,481         7,206           28,961

Default rate:             10%              12,869            19,916          6,434         49,541         7,765           29,552
                          20%              12,626            19,274          6,125         48,340         6,883           28,367

Discount rate:            10%              12,882            20,222          6,594         49,998         8,360           30,023
                          20%              12,657            19,886          6,443         49,261         8,065           29,315

      The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

                                                                            For the year ended December 31,
                                                                         ------------------------------------
                                                                            2004          2005         2006
                                                                            ----          ----         ----
Proceeds from new sales of receivables .............................     $ 192,580     $ 198,260    $ 218,455
Collections on previously sold receivables .........................       (65,123)     (104,863)    (145,096)
Servicing fees received ............................................         2,931         4,969        6,955
Purchases of foreclosed assets .....................................            --          (631)      (1,122)
Resales of foreclosed assets .......................................       (16,886)      (30,573)     (40,566)
Remarketing fees received ..........................................         8,707        16,793       23,163
Cash received on retained interests in notes receivable sold .......         8,688        11,016       30,032
Cash paid to fund required reserve accounts ........................        (3,469)       (6,445)     (13,495)
Purchase of upgraded accounts ......................................            --        (2,443)     (17,447)

      Quantitative information about the portfolios of vacation ownership notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

                                                                                  As of                 Year Ended
                                                                          December 31, 2006         December 31, 2006
                                                                     ---------------------------    -----------------
                                                                                     Principal
                                                                      Total            Amount
                                                                     Principal        of Loans            Credit
                                                                     Amount of      More than 60        Losses, Net
                                                                       Loans       Days Past Due       of Recoveries
                                                                     ---------     -------------       -------------
2002 Term Securitization ......................................       $ 45,889         $1,308              $1,899
2004 Term Securitization ......................................         82,968          2,138               4,261
2004 GE Purchase Facility .....................................         26,390            426                  --
2005 Term Securitization ......................................        176,357          5,250               6,281
2006 Term Securitization ......................................        143,645          3,191                  --
2006 GE Purchase Facility .....................................         65,286          1,052                  --

      The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders' equity net of income taxes, was approximately $8.6 million and $12.6 million as of December 31, 2005 and 2006, respectively.

      During the years ended December 31, 2004, 2005, and 2006, we recorded an other-than-temporary decrease of approximately $1.2 million, $539,000 and $39,000, respectively, in the fair value of our retained interest associated with the 2002 Term Securitization, based on higher than projected default rates in the portfolio of receivables securitized. This charge has been netted against interest income on our consolidated statements of income.

7. Inventory

      Our net inventory holdings, summarized by division, are set forth below (in thousands).


                                                           As of December 31,
                                                        -----------------------
                                                          2005           2006
                                                          ----           ----

              Bluegreen Resorts ...................     $173,338       $233,290
              Bluegreen Communities ...............       67,631        116,043
                                                        --------       --------
                                                        $240,969       $349,333

      Bluegreen Resorts inventory as of December 31, 2005, consisted of land inventory of $19.2 million, $54.2 million of construction-in-progress and $99.9 million of completed vacation ownership units. Bluegreen Resorts inventory as of December 31, 2006, consisted of land inventory of $46.6 million, $85.4 million of construction-in-progress and $101.3 million of completed vacation ownership units.

      Interest capitalized during the years ended December 31, 2004, 2005, and 2006 totaled $7.9 million, $10.0 million, and $12.1 million, respectively. The interest expense reflected in our consolidated statements of income is net of capitalized interest.

8. Property and Equipment

      The table below sets forth the property and equipment held by us (in thousands).

                                                                                              December 31,
                                                                                        -----------------------
                                                                         Useful Life       2005          2006
                                                                         -----------       ----          ----
      Office equipment, furniture and fixtures .......................    3-14 years    $  50,720     $  58,795
      Golf course land, land improvements, buildings and equipment ...    7-39 years       32,497        33,684
      Land, buildings and building improvements ......................    3-31 years       25,902        35,254
      Leasehold improvements .........................................    2-14 years       12,041        16,846
      Aircraft .......................................................       5 years        1,415         1,415
      Vehicles and equipment .........................................     3-5 years        1,129         1,044
                                                                                        ---------     ---------
                                                                                          123,704       147,038
      Accumulated depreciation and amortization of leasehold
         improvements ................................................                    (44,070)      (54,593)
                                                                                        ---------     ---------
                Total ................................................                  $  79,634     $  92,445
                                                                                        =========     =========

9.  Receivable-Backed Notes Payable

      2006 BB&T Purchase Facility. In May 2006, we executed agreements for a vacation ownership receivables purchase facility (the "2006 BB&T Purchase Facility") with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables continue to be reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, a variable purchase price of approximately 85% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the 2006 BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008. During 2006, we borrowed $68.4 million under the 2006 BB&T Purchase Facility. All amounts borrowed under this facility had been repaid as of December 31, 2006, through principal and interest payments received on transferred receivables and the 2006 Term Securitization described above. As such, there were no outstanding amounts due under this facility as of December 31, 2006 and the remaining availability under the BB&T Purchase Facility was $137.5 million.

      The GMAC Receivables Facility. In February 2003, we entered into a revolving vacation ownership receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The borrowing limit under the GMAC Receivables Facility, as increased by amendment, is $75.0 million. The borrowing period on the GMAC Receivables Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than February 15, 2015. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Indebtedness under the facility bears interest at LIBOR plus 4.00% (9.33% at December 31, 2006). During the year ended December 31, 2006, we did not pledge any vacation ownership receivables under the GMAC Receivables Facility. As of December 31, 2005 and 2006, $25.4 million and $16.9 million, respectively, were outstanding under the GMAC Receivables Facility.

      The Foothill Facility. We are in documentation for the renewal of the advance period under a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as sales of homesites in the encumbered communities are closed and bears interest at the prime lending rate plus 1.25% (9.5% December 31, 2006). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at December 31, 2006) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at December 31, 2006). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. At December 31, 2006, the outstanding principal balance under the facility was $2.0 million, approximately $1.4 million of which relates to Bluegreen Communities' receivables borrowings and approximately $0.6 million of which relate to Bluegreen Resorts' receivables borrowings under the Foothill Facility. There was $3.2 million outstanding as of December 31, 2005. Outstanding indebtedness collateralized by receivables is due December 31, 2008.

      The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the "Textron Facility"). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004. The borrowing period for vacation ownership receivables loans under the Textron Facility expired on March 1, 2006, and outstanding vacation ownership receivables borrowings mature no later than March 31, 2009. Receivable-backed borrowings under the Textron Facility bear interest at the prime lending rate plus 1.00% (9.25% at December 31, 2006), subject to a 6.00% minimum interest rate. During the year ended December 31, 2005, we borrowed $10.5 million collateralized by $11.6 million of vacation ownership receivables. As of December 31, 2006, $2.8 million was outstanding under the Textron Facility, all of which was receivable-backed debt.

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

      The RFL Facility utilized an owner's trust structure, pursuant to which we pledged receivables to Bluegreen Receivables Finance Corporation V, one of our wholly-owned, special purpose finance subsidiaries ("BRFC V"), and BRFC V pledged the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC V except for breaches of certain representations and warranties at the time of funding. We did not enter into any guarantees in connection with the RFL Facility. Under the RFL Facility, a variable advance rate of 85.00% of the principal balance of the receivables pledged, subject to certain customary terms and conditions, was paid in cash at funding. The balance of advance was deferred until such time as RFL had received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. RFL earned a return equal to LIBOR plus an additional return ranging from 2.00% to 3.25% (based on the amount outstanding under the RFL Facility) from

October 8, 2003 through September 30, 2004, and earned a return equal to LIBOR plus 3.25% through December 29, 2005, subject to the use of alternate return rates in certain circumstances. In addition, RFL received a 0.25% annual facility fee. Notes receivable financed under the RFL Facility qualified as legal sales but were treated as borrowings in our consolidated financial statements in compliance with SFAS No. 140.

      On December 28, 2005, in connection with the 2005 Term Securitization (See
Note 5) we paid off $15.8 million of receivable-backed notes payable was paid off and $17.5 million of aggregate principal balance of notes receivable previously pledged under RFL Facility was sold. Our ability to borrow under the RFL Facility expired on December 29, 2005.

      At December 31, 2006, $24.3 million in notes receivable secured our $21.1 million in receivable-backed notes payable.

10. Lines-of-Credit and Notes Payable

      We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (in thousands).


                                                                                 December 31,    December 31,
                                                                                     2005            2006
                                                                                     ----            ----
      Lines-of-credit  secured by  inventory  and golf  courses with a carrying value of $155.3 million at December 31, 2006.  Interest rates range from 8.13% to 9.09% at  December  31, 2005 and 9.25%
      to 9.83% at December 31, 2006 Maturities range from October 2007
      to September 2009 ..................................................          $35,255        $ 90,974

      Notes and mortgage notes secured by certain inventory, property, equipment and  investments  with an aggregate  carrying value of
      $59.3 million at December 31, 2006.  Interest  rates ranged from
      4.75%  to  8.13%  at  December  31,  2005 to  4.75%  to 9.50% at
      December 31, 2006. Maturities range from on demand to May 2026 .....           24,057          32,736

      Lease  obligations  secured  by the  underlying  assets  with an aggregate  carrying  value of $0.7 million at December 31, 2006.
      Imputed  interest rates ranging from 3.29% to 14.20% at December
      31,  2005 and  from  3.29%  to  14.20%  at  December  31,  2006.
      Maturities range from March 2007 to October 2010 ...................            2,116             702
                                                                                    -------        --------
             Total .......................................................          $61,428        $124,412
                                                                                    =======        ========

      The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable and capital lease obligations for each year subsequent to December 31, 2006. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

                          2007 ..........     $ 39,541
                          2008 ..........        8,583
                          2009 ..........       72,433
                          2010 ..........          278
                          2011 ..........          231
                          Thereafter ....        3,346
                                              --------
                              Total .....     $124,412
                                              ========

      The following is a discussion of our significant credit facilities and significant new borrowings during the year ended December 31, 2006:

      The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the year ended December 31, 2006, we borrowed $53.4 million under the GMAC AD&C Facility to fund the development of VOIs at The Fountains and the Carolina Grande resorts and to finance the acquisition of property in Las Vegas, Nevada and Williamsburg, Virginia. As of December 31, 2006 and 2005, $38.6 million and $33.1 million, respectively, were outstanding under the GMAC AD&C Facility.

      The RFL A&D Facility. In January 2005, we entered into a revolving credit facility with RFL (the "RFL A&D Facility"). Until its expiration in January 2007, we could use the proceeds from the RFL A&D Facility to finance the acquisition and development of vacation ownership resorts. We were required to pay a commitment fee equal to 1.00% of the $50.0 million facility amount, which is paid at the time of each borrowing under the RFL A&D Facility as 1.00% of each borrowing with the balance being paid on the unutilized facility amount on January 10, 2007. In addition, we were required to pay a program fee equal to 0.125% of the $50.0 million facility amount per annum, payable monthly. The RFL A&D Facility documents included customary conditions to funding, acceleration provisions and certain financial affirmative and negative covenants. There were no outstanding amounts due under this facility as of December 31, 2006 and $9.5 million outstanding as of December 31, 2005.

      The GMAC Communities Facility. We have a revolving credit facility with RFC (the "GMAC Communities Facility") for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC
Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake
Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunter's Crossing (New Braunfels, Texas); The Bridges at Preston Crossing (Grayson County, Texas); King Oaks (College Station, Texas) and Vintage Oaks at the Vineyard (New Braunfels, Texas). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes. The total borrowings under this facility during the year ended December 31, 2006 was $88.1 million. As of December 31, 2006 and 2005, $52.3 million and $16.5 million, respectively, was outstanding under the GMAC Communities Facility.

      The Wachovia Line-of-Credit. On July 26, 2006, we executed agreements to renew our $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (7.33% at December 31, 2006). Interest is due monthly and all outstanding amounts are due on June 30, 2007. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. This line-of-credit is an available source of short-term liquidity for us. During 2006, we borrowed and repaid $6.5 million under this line-of-credit and as of December 31, 2006, there were no borrowings outstanding under the line. However, during 2006, an aggregate of $523,000 of irrevocable letters of credit, which expired on December 31, 2006, were provided under this line-of-credit. As such, no outstanding amounts were due under this facility as of December 31, 2005 and 2006.

11. Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering (the "Offering") of $110.0 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the "Notes"). On June 27, 2005, we used the proceeds from our junior subordinated debentures to redeem $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes became redeemable at our option, in whole or in part, in cash, on April 1, 2003 and annually thereafter, together with accrued and unpaid interest, if any, to the date of redemption at the following redemption prices:
2003 -- 105.25%;  2004 -- 103.50%;  2005 -- 101.75% and 2006 and  thereafter  --
100.00%. As of December 31, 2005 and 2006, the Notes totaled $55.0 million.

      The Notes are our senior obligations and rank pari passu in right of payment with all of our existing and future senior indebtedness and rank senior in right of payment to all of our existing and future subordinated obligations. None of the assets of Bluegreen Corporation secures its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security thereon. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary

Guarantors"), with the exception of the Joint Venture, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first mortgage (subject to customary exceptions) or similar instrument (each, a "Mortgage") on certain Bluegreen Communities properties of such Subsidiary Guarantors (the "Pledged Properties"). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2006, the Pledged Properties had an aggregate net carrying value of approximately $932,000. The Notes' indenture includes certain negative covenants including restrictions on the incurrence of debt and liens and on payments of cash dividends.

      Supplemental financial information for Bluegreen Corporation, our combined Non-Guarantor Subsidiaries and our combined Subsidiary Guarantors is presented below.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (dollars in thousands)

                                                                                         December 31, 2005
                                                           -------------------------------------------------------------------------

                                                                             Combined       Combined
                                                            Bluegreen     Non-Guarantor    Subsidiary
                                                           Corporation     Subsidiaries    Guarantors    Eliminations   Consolidated
                                                           -----------     ------------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents .............................     $   55,708      $   15,443     $   13,553     $       --     $   84,704
Contracts receivable, net .............................             --           1,801         25,672             --         27,473
Intercompany receivable ...............................         92,641              --             --        (92,641)            --
Notes receivable, net .................................             --          48,294         79,489             --        127,783
Inventory, net ........................................             --          17,857        223,112             --        240,969
Retained interests in notes receivable sold ...........             --         105,696             --             --        105,696
Property and equipment, net ...........................         14,569           1,330         63,735             --         79,634
Investments in subsidiaries ...........................        265,023              --          3,230       (268,253)            --
Other assets ..........................................          4,028           4,666         19,290             --         27,984
                                                            ----------      ----------     ----------     ----------     ----------
       Total assets ...................................     $  431,969      $  195,087     $  428,081     $ (360,894)    $  694,243
                                                            ==========      ==========     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other ......    $   20,214      $   15,077     $   48,935     $       --     $   84,226
 Intercompany payable .................................            --           4,563         88,078        (92,641)            --
 Deferred income taxes ................................       (21,798)         41,824         55,378             --         75,404
 Lines-of-credit and notes payable ....................         5,607          27,064         64,488             --         97,159
 10.50% senior secured notes payable ..................        55,000              --             --             --         55,000
 Junior subordinated debentures .......................        59,280              --             --             --         59,280
                                                           ----------      ----------     ----------     ----------     ----------
    Total liabilities .................................       118,303          88,528        256,879        (92,641)       371,069
 Minority interest ....................................            --              --             --          9,508          9,508
 Total shareholders' equity ...........................       313,666         106,559        171,202       (277,761)       313,666
                                                           ----------      ----------     ----------     ----------     ----------

    Total liabilities and shareholders' equity ........    $  431,969      $  195,087     $  428,081     $ (360,894)    $  694,243
                                                           ==========      ==========     ==========     ==========     ==========

                                                                                      December 31, 2006
                                                           -------------------------------------------------------------------------

                                                                            Combined       Combined
                                                            Bluegreen     Non-Guarantor   Subsidiary
                                                           Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                           -----------    ------------    ----------     ------------   ------------
ASSETS
Cash and cash equivalents .............................     $   36,316      $   17,002     $   17,830     $       --     $   71,148
Contracts receivable, net .............................             --           1,222         22,634             --         23,856
Intercompany receivable ...............................        159,488              --             --       (159,488)            --
Notes receivable, net .................................             --          57,845         86,406             --        144,251
Inventory, net ........................................             --          17,967        331,366             --        349,333
Retained interests in notes receivable sold ...........             --         130,623             --             --        130,623
Property and equipment, net ...........................         16,110             933         75,402             --         92,445
Investments in subsidiaries ...........................        296,593              --          3,230       (299,823)            --
Other assets ..........................................          7,860           4,582         30,114             --         42,556
                                                            ----------      ----------     ----------     ----------     ----------
       Total assets ...................................     $  516,367      $  230,174     $  566,982     $ (459,311)    $  854,212
                                                            ==========      ==========     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other ......     $   33,303      $   20,717     $   54,173     $       --     $  108,193
 Intercompany payable .................................             --           2,458        157,030       (159,488)            --
 Deferred income taxes ................................        (19,813)         47,864         59,573             --         87,624
 Lines-of-credit and notes payable ....................          4,646          18,914        121,902             --        145,462
 10.50% senior secured notes payable ..................         55,000              --             --             --         55,000
 Junior subordinated debentures .......................         90,208              --             --             --         90,208
                                                            ----------      ----------     ----------     ----------     ----------
    Total liabilities .................................        163,344          89,953        392,678       (159,488)       486,487
 Minority interest ....................................             --              --             --         14,702         14,702
 Total shareholders' equity ...........................        353,023         140,221        174,304       (314,525)       353,023
                                                            ----------      ----------     ----------     ----------     ----------

    Total liabilities and shareholders' equity ........     $  516,367      $  230,174     $  566,982     $ (459,311)    $  854,212
                                                            ==========      ==========     ==========     ==========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                Year Ended December 31, 2004
                                                           -------------------------------------------------------------------------

                                                                            Combined       Combined
                                                            Bluegreen     Non-Guarantor   Subsidiary
                                                           Corporation    Subsidiaries    Guarantors     Eliminations   Consolidated
                                                           -----------    ------------    ----------     ------------   ------------
REVENUES
 Sales of real estate .................................     $       --     $   48,572     $  453,836      $       --     $  502,408
 Other resort and communities operations
  revenue .............................................             --          6,740         59,669              --         66,409
 Management fees ......................................         53,664             --             --         (53,664)            --
 Equity income from subsidiaries ......................         39,598             --             --         (39,598)            --
 Interest income ......................................            339         23,346         12,254              --         35,939
 Gain on sales of notes receivable ....................             --         25,972             --              --         25,972
                                                            ----------     ----------     ----------      ----------     ----------
                                                                93,601        104,630        525,759         (93,262)       630,728
COSTS AND EXPENSES
 Cost of real estate sales ............................             --         13,702        166,026              --        179,728
 Cost of other resort and communities operations ......             --          4,574         66,211              --         70,785
 Management fees ......................................             --          1,088         52,576         (53,664)            --
 Selling, general and administrative expenses .........         40,615         22,814        198,995              --        262,424
 Interest expense .....................................          8,452          4,994          4,979              --         18,425
 Provision for loan losses ............................             --         18,474          5,960              --         24,434
 Other expense ........................................            121          1,068            477              --          1,666
                                                            ----------     ----------     ----------      ----------     ----------
                                                                49,188         66,714        495,224         (53,664)       557,462
                                                            ----------     ----------     ----------      ----------     ----------
 Income before minority interest and provision
  for income taxes ....................................         44,413         37,916         30,535         (39,598)        73,226
 Minority interest in income of consolidated
  subsidiary ..........................................             --             --             --           4,065          4,065
                                                            ----------     ----------     ----------      ----------     ----------
 Income before provision for income taxes .............         44,413         37,916         30,535         (43,663)        69,201
 Provision for income taxes ...........................          1,854         13,032         11,756              --         26,642
                                                            ----------     ----------     ----------      ----------     ----------
 Net income ...........................................     $   42,559     $   24,884     $   18,779      $  (43,663)    $   42,559
                                                            ==========     ==========     ==========      ==========     ==========

                                                                                   Year Ended December 31, 2005
                                                          --------------------------------------------------------------------------

                                                                            Combined       Combined
                                                           Bluegreen      Non-Guarantor   Subsidiary
                                                          Corporation     Subsidiaries    Guarantors     Eliminations   Consolidated
                                                          -----------     ------------    ----------     ------------   ------------
REVENUES
 Sales of real estate ................................     $       --      $   55,007     $  495,328      $       --     $  550,335
 Other resort and communities operations
  revenue ............................................             --          13,236         60,561              --         73,797
 Management fees .....................................         58,360              --             --         (58,360)            --
 Equity income from subsidiaries .....................         52,045              --             --         (52,045)            --
 Interest income .....................................          1,379          17,294         16,125              --         34,798
 Gain on sales of notes receivable ...................             --          25,226             --              --         25,226
                                                           ----------      ----------     ----------      ----------     ----------

                                                              111,784         110,763        572,014        (110,405)       684,156
COSTS AND EXPENSES
 Cost of real estate sales ...........................             --          15,955        161,845              --        177,800
 Cost of other resort and communities
  operations .........................................             --           5,056         72,261              --         77,317
 Management fees .....................................             --           1,158         57,202         (58,360)            --
 Selling, general and administrative expenses ........         61,934          27,297        211,008              --        300,239
 Interest expense ....................................          4,446           2,875          7,153              --         14,474
 Provision for loan losses ...........................             --           1,416         26,171              --         27,587
 Other expense .......................................          1,967           3,117          1,123              --          6,207
                                                           ----------      ----------     ----------      ----------     ----------

                                                               68,347          56,874        536,763         (58,360)       603,624
                                                           ----------      ----------     ----------      ----------     ----------
 Income before minority interest and provision
  for income taxes ...................................         43,437          53,889         35,251         (52,045)        80,532
 Minority interest in income of consolidated
  subsidiary .........................................             --              --             --           4,839          4,839
                                                           ----------      ----------     ----------      ----------     ----------
 Income before provision for income taxes ............         43,437          53,889         35,251         (56,884)        75,693
 (Benefit) provision for income taxes ................         (3,114)         19,502         12,754              --         29,142
                                                           ----------      ----------     ----------      ----------     ----------

 Net income (loss) ...................................     $   46,551      $   34,387     $   22,497      $  (56,884)    $   46,551
                                                           ==========      ==========     ==========      ==========     ==========

                                                                                  Year Ended December 31, 2006
                                                         ---------------------------------------------------------------------------

                                                                          Combined       Combined
                                                          Bluegreen    Non-Guarantor    Subsidiary
                                                         Corporation   Subsidiaries     Guarantors      Eliminations    Consolidated
                                                         -----------   ------------     ----------      ------------    ------------
REVENUES
 Sales of real estate ...............................     $       --     $   58,568      $  504,578      $       --      $  563,146
 Other resort and communities operations
   revenue ..........................................             --         14,198          49,412              --          63,610
 Management fees ....................................         57,667             --              --         (57,667)             --
 Equity income from subsidiaries ....................         26,572             --              --         (26,572)             --
 Interest income ....................................          1,768         24,753          14,244              --          40,765
 Gain on sales of notes receivable ..................             --          5,852              --              --           5,852
                                                          ----------     ----------      ----------      ----------      ----------
                                                              86,007        103,371         568,234         (84,239)        673,373
COSTS AND EXPENSES
 Cost of real estate sales ..........................             --         16,134         162,920              --         179,054
 Cost of other resort and communities
   operations .......................................             --          4,913          48,280              --          53,193
 Management fees ....................................             --            844          56,823         (57,667)             --
 Selling, general and administrative expenses .......         48,158         29,953         278,878              --         356,989
 Interest expense ...................................          4,853          4,106           9,826              --          18,785
 Other expense ......................................          1,194          1,193             474              --           2,861
                                                          ----------     ----------      ----------      ----------      ----------
                                                              54,205         57,143         557,201         (57,667)        610,882
                                                          ----------     ----------      ----------      ----------      ----------
 Income before minority interest and provision
   for income taxes .................................         31,802         46,228          11,033         (26,572)         62,491
 Minority interest in income of consolidated
   subsidiary .......................................             --             --              --           7,319           7,319
                                                          ----------     ----------      ----------      ----------      ----------
 Income before provision for income
   taxes ............................................         31,802         46,228          11,033         (33,891)         55,172
 Provision for income taxes .........................          1,985         14,681           4,195              --          20,861
                                                          ----------     ----------      ----------      ----------      ----------
 Income before cumulative effect of change in
   accounting principle .............................         29,817         31,547           6,838         (33,891)         34,311
 Cumulative effect of change in accounting
   principle, net of tax ............................             --         (1,942)         (3,736)             --          (5,678)
 Minority interest in income of cumulative
   effect  of change in accounting principle ........             --             --              --           1,184           1,184
                                                          ----------     ----------      ----------      ----------      ----------
 Net income .........................................     $   29,817     $   29,605      $    3,102      $  (32,707)     $   29,817
                                                          ==========     ==========      ==========      ==========      ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       Year Ended December 31, 2004
                                                                         -----------------------------------------------------------
                                                                                          Combined        Combined
                                                                          Bluegreen     Non-Guarantor    Subsidiary
                                                                         Corporation    Subsidiaries     Guarantors     Consolidated
                                                                         -----------    ------------     ----------     ------------
Operating activities:
  Net cash provided by operating activities ........................     $   41,212      $    6,366      $   44,178      $   91,756
                                                                         ----------      ----------      ----------      ----------
Investing activities:
  Cash received from retained interests in notes receivable
    sold ...........................................................             --           8,688              --           8,688
  Business acquisition .............................................             --              --            (825)           (825)
  Purchases of property and equipment ..............................         (5,380)           (643)        (12,386)        (18,409)
  Proceeds from sales of property and equipment ....................             --              --               8               8
                                                                         ----------      ----------      ----------      ----------
Net cash (used) provided by investing activities ...................         (5,380)          8,045         (13,203)        (10,538)
                                                                         ----------      ----------      ----------      ----------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities and
    notes payable ..................................................             --           3,179          57,478          60,657
  Payments under line-of-credit facilities and notes payable .......         (1,769)         (8,525)        (90,185)       (100,479)
  Payment of 8.25% subordinated convertible debentures .............           (273)             --              --            (273)
  Payment of debt issuance costs ...................................             --          (3,920)         (1,811)         (5,731)
  Proceeds from exercise of employee and director stock
    options ........................................................          6,594              --              --           6,594
                                                                         ----------      ----------      ----------      ----------
Net cash provided (used) by financing activities ...................          4,552          (9,266)        (34,518)        (39,232)
                                                                         ----------      ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents ...............         40,384           5,145          (3,543)         41,986
Cash and cash equivalents at beginning of year .....................         29,872          13,648          15,059          58,579
                                                                         ----------      ----------      ----------      ----------
Cash and cash equivalents at end of year ...........................         70,256          18,793          11,516         100,565
Restricted cash and cash equivalents at end of year ................           (173)         (9,509)        (11,741)        (21,423)
                                                                         ----------      ----------      ----------      ----------
Unrestricted cash and cash equivalents at end of year ..............     $   70,083      $    9,284      $     (225)     $   79,142
                                                                         ==========      ==========      ==========      ==========

                                                                                      Year Ended December 31, 2005
                                                                       -----------------------------------------------------------
                                                                                        Combined       Combined
                                                                        Bluegreen     Non-Guarantor   Subsidiary
                                                                       Corporation    Subsidiaries    Guarantors      Consolidated
                                                                       -----------    ------------    ----------      ------------
Operating activities:
Net cash (used) provided by operating activities .................     $  (10,409)     $  (13,000)     $   78,992      $   55,583
                                                                       ----------      ----------      ----------      ----------
Investing activities:
   Cash received from retained interests in notes receivable
      sold .......................................................             --          11,016              --          11,016
   Investment in statutory business trust ........................         (1,780)             --              --          (1,780)
   Installment payments on business acquisition ..................             --              --            (675)           (675)
   Purchases of property and equipment ...........................         (5,112)           (216)        (11,396)        (16,724)
   Proceeds from sales of property and equipment .................             --              --              22              22
                                                                       ----------      ----------      ----------      ----------
Net cash (used) provided by investing activities .................         (6,892)         10,800         (12,049)         (8,141)
                                                                       ----------      ----------      ----------      ----------
Financing activities:
   Proceeds from borrowings under line-of-credit facilities and
      notes payable ..............................................             --              --          26,382          26,382
   Payments under line-of-credit facilities and notes payable ....         (1,071)         (1,113)        (89,887)        (92,071)
   Payments on 10.50% senior secured notes payable ...............        (55,000)             --              --         (55,000)
   Proceeds from issuance of junior subordinated debentures ......         59,280              --              --          59,280
   Payment of debt issuance costs ................................         (1,862)            (37)         (1,401)         (3,300)
   Proceeds from exercise of employee and director stock
      options ....................................................          1,406              --              --           1,406
                                                                       ----------      ----------      ----------      ----------
Net cash provided (used) by financing activities .................          2,753          (1,150)        (64,906)        (63,303)
                                                                       ----------      ----------      ----------      ----------
Net (decrease) increase in cash and cash equivalents .............        (14,548)         (3,350)          2,037         (15,861)
Cash and cash equivalents at beginning of period .................         70,256          18,793          11,516         100,565
                                                                       ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period .......................         55,708          15,443          13,553          84,704
Restricted cash and cash equivalents at end of period ............           (173)         (6,709)        (11,439)        (18,321)
                                                                       ----------      ----------      ----------      ----------
Unrestricted cash and cash equivalents at end of period ..........     $   55,535      $    8,734      $    2,114      $   66,383
                                                                       ==========      ==========      ==========      ==========

                                                                                  Year Ended December 31, 2006
                                                                  ------------------------------------------------------------
                                                                                    Combined        Combined
                                                                   Bluegreen     Non-Guarantor     Subsidiary
                                                                  Corporation     Subsidiaries     Guarantors     Consolidated
                                                                  -----------     ------------     ----------     ------------
Operating activities:
Net cash (used) provided by operating activities .............     $  (41,538)     $  (25,961)     $   59,204      $   (8,295)
                                                                   ----------      ----------      ----------      ----------
Investing activities:
  Cash received from retained interests in notes receivable
    sold .....................................................             --          30,032              --          30,032
  Investments in statutory business trusts ...................           (928)             --              --            (928)
  Purchases of property and equipment ........................         (7,181)            (68)        (17,488)        (24,736)
  Proceeds from sales of property and equipment ..............             --              --              93              93
                                                                   ----------      ----------      ----------      ----------
Net cash (used) provided by investing activities .............         (8,109)         29,964         (17,395)          4,461
                                                                   ----------      ----------      ----------      ----------
Financing activities:
  Proceeds from borrowings under line-of-credit facilities
     and notes payable .......................................          6,500              --          50,170          56,670
    Payments under line-of-credit facilities and notes payable         (7,824)           (193)        (86,569)        (94,586)
  Proceeds from issuance of junior subordinated debentures ...         30,928              --              --          30,928
  Payment of debt issuance costs .............................         (1,054)         (2,251)         (1,133)         (4,438)
  Proceeds from exercise of employee and director stock
    options ..................................................          2,645              --              --           2,645
  Distributions to minority interest .........................           (941)             --              --            (941)
                                                                   ----------      ----------      ----------      ----------
Net cash provided (used) by financing activities .............         30,254          (2,444)        (37,532)         (9,722)
                                                                   ----------      ----------      ----------      ----------
Net (decrease) increase in cash and cash equivalents .........        (19,392)          1,559           4,277         (13,556)
Cash and cash equivalents at beginning of period .............         55,708          15,443          13,553          84,704
Cash and cash equivalents at end of period ...................         36,316          17,002          17,830          71,148
Restricted cash and cash equivalents at end of period ........           (173)         (8,478)        (12,825)        (21,476)
                                                                   ----------      ----------      ----------      ----------
Unrestricted cash and cash equivalents at end of period ......     $   36,143      $    8,524      $    5,005      $   49,672
                                                                   ==========      ==========      ==========      ==========

12. Junior Subordinated Debentures

Trust Preferred Securities Offerings

      We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FIN No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities is part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company's option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to the trust preferred securities.

      We had the following junior subordinated debentures outstanding at December 31, 2006 (dollars in thousands):

                             Outstanding
                               Amount of                             Fixed                        Beginning
                                Junior        Initial               Interest        Variable      Optional
                             Subordinated     Equity       Issue      Rate       Interest Rate   Redemption       Maturity
          Trust               Debentures     To Trust       Date       (1)            (2)            Date           Date
--------------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                                 3-month
Trust I                        $ 23,196       $   696      3/15/05      9.160%       LIBOR          3/30/10        3/30/35
                                                                                    + 4.90%
Bluegreen Statutory                                                                 3-month
Trust II                         25,774           774      5/04/05      9.158%       LIBOR          7/30/10        7/30/35
                                                                                    + 4.85%
Bluegreen Statutory                                                                 3-month
Trust III                        10,310           310      5/10/05      9.193%       LIBOR          7/30/10        7/30/35
                                                                                    + 4.85%
Bluegreen Statutory                                                                 3-month
Trust IV                         15,464           464      4/24/06     10.130%       LIBOR          6/30/11        6/30/36
                                                                                    + 4.85%
Bluegreen Statutory                                                                 3-month
Trust V                          15,464           464      7/21/06     10.280%       LIBOR          9/30/11        9/30/36
                                                                                    + 4.85%
                               ----------------------
                               $ 90,208       $ 2,708
                               ======================

(2) Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(3) Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

See Note 20 for a discussion on the issuance of $20.6 million of junior subordinated debentures that was completed in February 2007.

13. Fair Value of Financial Instruments

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

      10.50% senior  secured notes payable and junior  subordinated  debentures:
The fair values of our senior secured notes payable and junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

                                                                            December 31, 2005         December 31, 2006
                                                                         ----------------------    ----------------------
                                                                         Carrying    Estimated     Carrying    Estimated
                                                                          Amount     Fair Value     Amount     Fair Value
                                                                         --------    ----------    --------    ----------
            Cash and cash equivalents ..............................     $ 84,704     $ 84,704     $ 71,148     $ 71,148
            Contracts receivable, net ..............................       27,473       27,473       23,856       23,856
            Notes receivable, net ..................................      127,783      127,783      144,251      144,251
            Retained interests in notes receivable sold ............      105,696      105,696      130,623      130,623
            Lines-of-credit, notes payable, and receivable-
             backed notes payable ..................................       97,159       97,159      145,462      145,462
            10.50% senior secured notes payable ....................       55,000       55,000       55,000       55,275
            Junior subordinated debentures .........................       59,280       57,309       90,208       82,141

14. Common Stock and Stock Option Plans

Shareholders' Rights Plan

      On July 27, 2006, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights impose a significant penalty upon any person or group which acquires beneficial ownership of 15% or more of the Company's outstanding common stock without the prior approval of the Board of Directors. The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries, and any entity holding common stock for or pursuant to the terms of any such employee benefit plan will be accepted, as will Levitt Corporation, its affiliates, successors and assigns.

      On October 16, 2006, in connection with the settlement of litigation then pending before the United States District Court for the Southern District of
Florida between the Company, as plaintiff, David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, Inc., as defendants (collectively, the "Siegel Shareholders"), and the directors of the Company, as counter-defendants, the Rights Agreement was amended pursuant to a Stipulation and Order (the "Stipulation") to extend the period in which the Siegel Shareholders may divest their shares of the Company's common stock to avoid the impact of the Rights Agreement. Pursuant to the terms of the Stipulation, the Siegel Shareholders are required to divest their ownership of 5,383,554 shares of the Company's common stock within one year, and to divest their ownership of their remaining shares of the Company's common stock within two years. However, if the Siegel Shareholders breach any provision of the Stipulation, the Company's Board of Directors may terminate the period for divestiture.

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

      All options granted to non-employee directors (the "Outside Directors") on or prior to December 31, 2002 vested ratably over a three-year period while options granted after December 31, 2002 vest either immediately upon grant or on the five-year anniversary of the date of grant. All Outside Director stock options were nonqualified and expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances. Due to a "change in control" provision in the Outside Directors' stock option agreements, all outstanding Outside Directors options as of April 10, 2002 immediately vested when Levitt Corporation ("Levitt") (NYSE: LEV) acquired an aggregate of approximately 8.0 million shares of our outstanding common stock from certain real estate funds associated with Morgan Stanley Dean Witter and Company and Grace Brothers, Ltd. in private transactions. As a result of these purchases and the December 2003 transfer of BankAtlantic Bancorp, Inc.'s ownership interest in our common stock to Levitt in connection with its spin-off, Levitt beneficially owned approximately 31% of our outstanding common stock as of December 31, 2006.

      We granted 668,000 and 440,000 stock options in 2005 and 2006, respectively, to our employees from our 2005 Stock Incentive Plan. Additionally, we granted 141,346 and 142,785 stock options in 2005 and 2006, respectively, to certain Outside Directors from our 2005 Stock Incentive Plan (See Note 1 of the Notes to Consolidated Financial Statements for further discussion of stock options granted).

      A summary of our stock option activity related to all of our prior and current stock option plans is presented below (in thousands, except per share data).

                                                        Number                         Weighted
                                                          of                            Average      Number of
                                                        Shares      Outstanding     Exercise Price     Shares
                                                       Reserved       Options          Per Share     Exercisable
                                                       --------       -------          ---------     -----------
Balance at January 1, 2005 ....................         2,426          1,645             $ 5.30           845
 Approval of 2005 Stock Incentive Plan ........         2,000             --                 --
 Cancellation of 1995 Stock Incentive Plan ....          (781)            --                 --
 Granted ......................................            --            809             $18.30
 Forfeited ....................................          (168)          (168)            $ 4.23
 Exercised ....................................          (276)          (276)            $ 5.06
                                                       ------        -------
Balance at December 31, 2005 ..................         3,201          2,010             $10.65           665
 Granted ......................................            --            582             $12.02
 Forfeited ....................................           (86)          (216)            $11.20
 Exercised ....................................          (312)          (312)            $ 8.48
                                                       ------        -------
Balance at December 31, 2006 ..................         2,803          2,064             $11.31           481
                                                       ======        ======

----------

      The weighted average exercise price of shares exercisable as of December 31, 2006 was $9.65 and the weighted average remaining contractual term of these shares was 6.2 years. The aggregate intrinsic value of our stock options outstanding and exercisable was $3.1 million and $1.5 million, respectively, as of December 31, 2006. The total intrinsic value of our stock options exercised during the years ended December 31, 2004, 2005, and 2006 was $0.9 million, $2.9 million and $1.4 million, respectively. The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2006 (grouped by range of exercise prices) were:

                                                                               Weighted-
                                                                                Average                             Weighted-
                                                                               Remaining          Weighted-          Average
                                             Number         Number of         Contractual          Average       Exercise Price
                                           of Options     Vested Options          Term          Exercise Price    (Vested Only)
                                           ----------     --------------          ----          --------------    -------------
                                           (In 000's)       (In 000's)         (In years)
           $2.11-$3.48 ............            542               137              5.8                $ 3.42          $ 3.15
           $3.50-$11.43 ...........            303               203              5.4                $ 7.45          $ 8.18
           $12.07 .................            490                 -              9.6                $12.07              --
           $16.03-$17.44 ..........             41                41              8.6                $17.27          $17.27
           $18.36 .................            688               100              8.6                $18.36          $18.36
                                           -------           -------
                                             2,064               481              7.6
                                           =======           =======

Common Stock Reserved For Future Issuance

      As of December 31, 2006, common stock reserved for future issuance was comprised of shares issuable (in thousands):

                  Upon exercise of stock options under our
                  employee stock option plan (1) ...................      2,608
                  Upon exercise of outside director stock options
                  under our director stock option plan .............         65
                                                                          -----
                                                                          2,673
                                                                          =====

(1) Stock options were granted to Outside Directors under our Employee Stock Option Plan during 2005 and 2006.

15. Commitments and Contingencies

      At December 31, 2006, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $95.2 million. Development is estimated to be completed within the next three years and thereafter as follows: 2007 -- $52.0 million, 2008 - $28.9 million, 2009 and beyond - $14.3 million.

      In 2006 we entered into a separation agreement with our former CEO George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3 million over a seven year period in exchange for his services to be available on a when and if needed basis. The Company recorded an expense of $2.6 million in 2006, which represents the present value of the seven year agreement.

      Rent expense for the years ended December 31, 2004, 2005, and 2006 totaled approximately $6.3 million, $8.5 million and $11.6 million, respectively.

      Lease commitments under these noncancelable operating leases for each of the five years subsequent to December 31, 2006, and thereafter are as follows (in thousands):

                  2007 ......................................          $  9,469
                  2008 ......................................             8,223
                  2009 ......................................             6,416
                  2010 ......................................             5,591
                  2011 ......................................             3,511
                  Thereafter ................................             2,414
                                                                       --------
                    Total future minimum lease payments .....          $ 35,624
                                                                       ========

      During 2006 we had approximately $565,000 in outstanding commitments under stand-by letters of credit with banks, primarily related to obtaining governmental approval of plats for one our Bluegreen Communities projects, of which $523,000 expired on December 31, 2006.

      In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

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

      On August 31, 2004, we settled the sales tax assessments and all interest and penalties and recognized an expense of $1.5 million, after the impact of offsets from certain third parties, from this settlement during the year ended December 31, 2004.

      In 2005, the State of Tennessee Audit Division (the "Division") audited our Resorts Division for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for $656,605 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and we intend to vigorously oppose such assessment by the Division. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that the Company will be successful in contesting the current assessment.

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a declaratory action against Southwest in which they seek to develop mineral interests in the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, contract and tort theories. The property owners association has filed a cross complaint against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has confirmed the seniority of the mineral interests of the plaintiffs and has held that restrictions against drilling within the subdivision are not enforceable. Bluegreen is evaluating whether to appeal the court's ruling and is unable to predict the ultimate resolution of the litigation.

      One of the lakes that is an amenity in the Mountain Lakes development has not filled to the expected level. Owners of homesites within the subdivision have asserted claims against Bluegreen regarding such failure as part of the litigation referenced above. Southwest has investigated the causes of the failure of the lake to fill and currently estimates that the cost of correcting the condition will be approximately $3,000,000 and as such has been accrued as of December 31, 2006.

      On October 16, 2006, in connection with the litigation in the United States District Court for the Southern District of Florida between us, as plaintiff, the Siegel Shareholders , as defendants , and our directors, as counter-defendants (the "Litigation"), the parties entered into a stipulation (the "Stipulation") resolving the Litigation and releasing all related claims. Among other items, the Stipulation provides that in the event any matter recommended for shareholder approval by the Board of Directors and submitted for a vote of our shareholders relates to a merger or a sale of all or substantially all of our assets, the Siegel Shareholders shall have the right to require us to purchase any of our common shares still then owned by the Siegel Shareholders at $11.99 per share, by delivery at least 10 business days prior to the scheduled vote on the contemplated transaction of an irrevocable written notice to us specifying the number of shares to be sold. Closing of the acquisition of the shares shall be subject to consummation of the proposed transaction and shall occur no later than 120 days following the consummation of the transaction.

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

16. Income Taxes

      Our provision for income taxes consists of the following (in thousands):

                                                                  Year Ended     Year Ended     Year Ended
                                                                  December 31,   December 31,  December 31,
                                                                      2004          2005           2006
                                                                      ----          ----           ----
            Federal:
              Current .......................................      $   6,378      $   9,418      $   7,397
              Deferred ......................................         16,967         15,600         11,913
                                                                   ---------      ---------      ---------
                                                                      23,345         25,018         19,310
                                                                   ---------      ---------      ---------
            State and other:
              Current .......................................          1,600          2,745            629
              Deferred ......................................          1,697          1,379            922
                                                                   ---------      ---------      ---------
                                                                       3,297          4,124          1,551
                                                                   ---------      ---------      ---------
                 Total ......................................      $  26,642      $  29,142      $  20,861
                                                                   =========      =========      =========

      The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes and cumulative effect are as follows (in thousands):

                                                                 December 31,   December 31,  December 31,
                                                                     2004          2005           2006
                                                                     ----          ----           ----
            Income tax expense at statutory rate ............     $  23,345      $  25,018      $  19,310
            Effect of state taxes, net of federal tax
              benefit .......................................         3,297          4,124          1,551
                                                                  ---------      ---------      ---------
                                                                  $  26,642      $  29,142      $  20,861
                                                                  =========      =========      =========

      Our deferred income taxes consist of the following components (in thousands):

                                                                                          December 31,      December 31,
                                                                                             2005               2006
                                                                                             ----               ----
            Deferred federal and state tax liabilities (assets):
             Installment sales treatment of notes ................................         $ 150,146          $ 196,687
             Deferred federal and state loss carryforwards/AMT credits ...........           (89,035)          (120,609)
             Book over tax carrying value of retained interests in notes
               receivable sold ...................................................             9,526             15,565
             Book reserves for loan losses and inventory .........................            (7,613)            (7,758)
             Tax over book depreciation ..........................................             6,119              5,780
             Unrealized gains on retained interests in notes receivable
               sold (see Note 6) .................................................             5,368              7,742
             Deferral of VOI sales under SFAS No. 152 ............................                --             (7,181)
             Other ...............................................................               893             (2,602)
                                                                                           ---------          ---------
            Deferred income taxes ................................................         $  75,404          $  87,624
                                                                                           =========          =========

            Total deferred federal and state tax liabilities .....................         $ 174,055          $ 229,085
            Total deferred federal and state tax assets ..........................           (98,651)          (141,461)
                                                                                           ---------          ---------
            Deferred income taxes ................................................         $  75,404          $  87,624
                                                                                           =========          =========

      We have available federal net operating loss carryforwards of $201 million, which expire beginning in 2021 through 2026, and alternative minimum tax credit carryforwards of $31 million, which never expire. Additionally, we have available state operating loss carryforwards of $443 million, which expire beginning in 2008 through 2026 and Florida alternative minimum tax credit carryforwards of $1.9 million, which never expire. The income tax benefits from our state operating loss carryforwards are net of a valuation allowance of $2.8 million.

      IRS Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2006. If our interpretation were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

17. Employee Retirement Savings Plan and Other Employee Matters

      Our Employee Retirement Plan is an IRC code section 401(k) Retirement Savings Plan (the "Plan"). All employees at least 21 years of age with one year of employment with us are eligible to participate in the Plan. The Plan, as amended, provides an annual discretionary matching contribution and a fixed-rate matching contribution equal to 50% of the first 3% of a participant's contribution with an annual limit of $1,000 per participant. During the years ended December 31, 2004, 2005, and 2006, we recognized expenses totaling approximately $554,000, $620,000 and $720,000, respectively,

      Our employees in Aruba, which comprise approximately 1% of our total workforce, are subject to the terms of a collective bargaining agreement.

18. Business Segments

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

      We evaluate the performance and allocate resources to each business segment based on its respective field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, gain on sales of notes receivable (prior to 2006), other income, provision for loan losses (prior to 2006), interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory is the only asset that we evaluate on a segment basis -- all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

      Required disclosures for our business segments are as follows (in thousands):

                                                                         Bluegreen       Bluegreen
                                                                          Resorts       Communities       Totals
                                                                          -------       -----------       ------
As of and for the year ended December 31, 2004:
Sales of real estate ................................................     $310,608        $191,800       $502,408
Other resort and communities operations revenue .....................       59,007           7,402         66,409
Depreciation expense ................................................        5,138           1,788          6,926
Field operating profit ..............................................       50,876          37,722         88,598
Inventory ...........................................................      126,377          78,975        205,352

As of and for the year ended December 31, 2005:
Sales of real estate ................................................     $358,240        $192,095       $550,335
Other resort and communities operations revenue .....................       64,276           9,521         73,797
Depreciation expense ................................................        7,161           1,684          8,845
Field operating profit ..............................................       59,578          47,227        106,805
Inventory ...........................................................      173,338          67,631        240,969

As of and for the year ended December 31, 2006:
Sales of real estate ................................................     $399,105        $164,041       $563,146
Other resort and communities operations revenue .....................       51,688          11,922         63,610
Depreciation expense ................................................        8,322           1,641          9,963
Field operating profit ..............................................       53,937          35,824         89,761
Inventory ...........................................................      233,290         116,043        349,333

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2004              2005              2006
                                                                                ----              ----              ----
         Field operating profit for reportable segments .............        $  88,598         $ 106,805         $  89,761
         Interest income ............................................           35,939            34,798            40,765
         Gain on sales of notes receivable ..........................           25,972            25,226             5,852
         Other expense, net .........................................           (1,666)           (6,207)           (2,861)
         Corporate general and administrative expenses ..............          (32,718)          (38,029)          (52,241)
         Interest expense ...........................................          (18,425)          (14,474)          (18,785)
         Provision for loan losses ..................................          (24,434)          (27,587)               --
                                                                             ---------         ---------         ---------
         Consolidated income before minority interest and
            provision for income taxes ..............................        $  73,266         $  80,532         $  62,491
                                                                             =========         =========         =========

      Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2004              2005              2006
                                                                                ----              ----              ----
         Depreciation expense for reportable segments ...............        $   6,926         $   8,845         $   9,963
         Depreciation expense for corporate fixed assets ............            2,843             3,487             4,413
                                                                             ---------         ---------         ---------
         Consolidated depreciation expense ..........................        $   9,769         $  12,332         $  14,376
                                                                             =========         =========         =========

    Assets for our reportable segments reconciled to our consolidated assets (in thousands):

                                                                                     December 31,
                                                                             --------------------------
                                                                               2005              2006
                                                                               ----              ----
         Inventory for reportable segments ..........................        $240,969          $349,333
         Assets not allocated to reportable segments ................         453,274           504,879
                                                                             --------          --------
         Total assets ...............................................        $694,243          $854,212
                                                                             ========          ========

Geographic Information

      Sales of real estate by geographic area are as follows (in thousands):

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2004              2005              2006
                                                                                ----              ----              ----
         United States ..............................................        $ 491,948         $ 539,131         $ 554,904
         Aruba ......................................................           10,460            11,204             8,242
                                                                             ---------         ---------         ---------
         Consolidated totals ........................................        $ 502,408         $ 550,335         $ 563,146
                                                                             =========         =========         =========

    Inventory by geographic area is as follows (in thousands):

                                                                                     December 31,
                                                                             --------------------------
                                                                               2005              2006
                                                                               ----              ----
         United States ..............................................        $235,340          $344,817
         Aruba ......................................................           5,619             4,516
         Canada .....................................................              10                --
                                                                             --------          --------
         Consolidated totals ........................................        $240,969          $349,333
                                                                             ========          ========

19. Quarterly Financial Information (Unaudited)

      A summary of the quarterly financial information for the years ended December 31, 2005 and 2006 is presented below (in thousands, except for per share information).

                                                                                             Three Months Ended
                                                                          ---------------------------------------------------------
                                                                          March 31,      June 30,     September 30,    December 31,
                                                                             2005           2005          2005             2005
                                                                          ---------      --------     -------------    ------------
      Sales of real estate ..........................................     $ 104,021      $ 159,328     $ 166,657         $ 120,329
      Gross profit ..................................................        71,134        108,219       113,718            79,464
      Net income ....................................................         6,400         14,910        18,332             6,910
      Net income per common share:
           Basic ....................................................     $    0.21      $    0.49     $    0.60         $    0.23
           Diluted ..................................................     $    0.20      $    0.48     $    0.59         $    0.22

                                                                                             Three Months Ended
                                                                          ---------------------------------------------------------
                                                                          March 31,      June 30,     September 30,    December 31,
                                                                             2006          2006            2006            2006
                                                                          ---------      --------     -------------    ------------
       Sales of real estate .........................................     $ 121,760      $ 141,947     $ 172,549         $ 126,890
       Gross profit .................................................        76,538         92,925       125,822            88,807
       Income before cumulative effect of change in accounting
         principle ..................................................         4,031          6,580        21,907             1,793
       Cumulative effect of change in accounting principle, net
         of tax and minority interest ...............................        (4,494)            --            --                --
       Net income (loss) ............................................     $    (463)     $   6,580     $  21,907         $   1,793

       Income before cumulative effect of change in accounting
         principle per common share:
         Basic ......................................................     $    0.13      $    0.22     $    0.72         $    0.06
         Diluted ....................................................     $    0.13      $    0.21     $    0.71         $    0.06

       Net (loss) income per common share:
         Basic ......................................................     $   (0.02)     $    0.22     $    0.72         $    0.06
         Diluted ....................................................     $   (0.01)     $    0.21     $    0.71         $    0.06

20. Subsequent Events

      In January 2007, we sold $22.3 million in vacation ownership receivables under the 2006 GE Purchase Facility and received $20.1 million in cash proceeds. In March 2007, we sold $16.0 million of vacation ownership receivables under the same facility and received $14.4 million in cash proceeds.

      In February 2007, we acquired 350 acres near St. Simons Island, Georgia, for $18.0 million for a property to be called Sanctuary River Club at St. Andrews Sound. The Company borrowed $12.6 million under the GMAC Communities Facility (see Note 10 for further information on the GMAC Communities Facility) in connection with the acquisition of this property.

      In February 2007, we formed a new statutory trust ("BST VI"), which issued $20.0 million of trust preferred securities. BST VI used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.842% through April 2012, and thereafter at a floating rate of 4.80% over the 3-month LIBOR until the scheduled maturity date of April 30, 2037. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable at any time after five years from the issue date or sooner following certain specified events. In addition, we contributed $619,000 to BST VI in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of BST VI's common securities are nearly identical to the trust preferred securities.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of 2006. As discussed in Note 2, in 2006 the Company has also adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.


                                                    ERNST & YOUNG LLP
                                                    Certified Public Accountants

March 14, 2007
Miami, Florida

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Bluegreen Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Bluegreen Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2005 and December 31, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006 of Bluegreen Corporation and our report dated March 14, 2007 expressed an unqualified opinion thereon.


                                                    Ernst & Young LLP
                                                    Certified Public Accountants

Miami, Florida
March 14, 2007

        Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which immediately follows this report.


JOHN M. MALONEY, JR., President and Chief Executive Officer
ANTHONY M. PULEO, Senior Vice President, Chief Financial Officer and Treasurer

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

None.

Management's Report on Internal Control Over Financial Reporting

Management's report and the Report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 - Financial Statements and Supplementary Data of this report.

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

Item 9B. OTHER INFORMATION.

None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders. The information concerning our executive officers required by Item 10 is contained in the discussion entitled "Executive Officers" in Item 1. Business of
Part I hereof.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1. The following list of our Financial Statements and Notes thereto and the report of independent registered public accounting firm relating thereto, are included in Item 8.

      Consolidated Balance Sheets as of December 31, 2005 and December 31, 2006.

      Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2005 and 2006.

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006.

      Notes to Consolidated Financial Statements.

      Report of Independent Registered Public Accounting Firm.

2. All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 110 through 118 hereof and are incorporated herein by reference.

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

                                             BLUEGREEN CORPORATION
                                                 (Registrant)


Date: March 15, 2007      By:/S/ JOHN M. MALONEY, JR.
                             ---------------------------------------------------
                                  John M. Maloney, Jr.,
                                  President and Chief Executive Officer


Date: March 15, 2007      By:/S/ ANTHONY M. PULEO
                             ---------------------------------------------------
                                  Anthony M. Puleo,
                                  Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)


Date: March 15, 2007      By:/S/ RAYMOND S. LOPEZ
                             ---------------------------------------------------
                                  Raymond S. Lopez,
                                  Vice President and Chief Accounting Officer
                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2007.

         Signature                             Title
         ---------                             -----

/S/ JOHN M. MALONEY, JR           President, Chief Executive Officer
----------------------------
John  M. Maloney, Jr.

/S/ ANTHONY M. PULEO              Senior Vice President, Chief Financial Officer
----------------------------      and Treasurer (Principal Financial Officer)
Anthony M. Puleo

/S/ RAYMOND S. LOPEZ              Vice President and Chief Accounting Officer
----------------------------      (Principal Accounting Officer)
Raymond S. Lopez

/S/ ALAN B. LEVAN                 Chairman of the Board of Directors
----------------------------
Alan B. Levan

/S/ JOHN E. ABDO                  Vice Chairman of the Board of Directors
----------------------------
John E. Abdo

/S/ NORMAN H. BECKER              Director
----------------------------
Norman H. Becker

/S/ LAWRENCE CIRILLO              Director
----------------------------
Lawrence Cirillo

/S/ ROBERT F. DWORS               Director
----------------------------
Robert F. Dwors

/S/ SCOTT W. HOLLOWAY             Director
----------------------------
Scott W. Holloway

/S/ JOHN LAGUARDIA                Director
----------------------------
John Laguardia

/S/ MARK A. NERENHAUSEN           Director
----------------------------
Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD           Director
----------------------------
J. Larry Rutherford

/S/ ARNOLD SEVELL                 Director
----------------------------
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

4.1      -    Bluegreen  Corporation  and Mellon  Investor  Services LLC, Rights
              Agreement dated July 27, 2006 (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated
              August 2, 2006).

4.2      -    Amendment to Rights Agreement  between  Bluegreen  Corporation and
              Mellon Investor Services LLC, dated October 16, 2006 (incorporated by reference to exhibit 99.2 to Current Report on Form 8-K dated
              October 18, 2006).

4.3      -    Stipulation  and Order  from the  United  States  District  Court,
              Southern District of Florida, Case No. 06-80718-CIV-Hurley/Seltzer between Bluegreen Corporation and David A. Siegel, David A. Siegel
              Revocable Trust, and Central Florida Investments (incorporated by reference to exhibit 99.1 to Current Report on Form 8-K dated
              October 18, 2006).

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

4.15     -    Eigth  Supplemental  Indenture  dated as of March 31,  2006 to the
              Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank,
              Central Florida, National Association), as Notes Trustee, relating to the Company's $110 million aggregate principal amount of 10
              1/2% Senior Secured Notes due 2008.

4.16     -    Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10 1/2% Senior Secured Notes due 2008 (incorporated by reference to exhibit 10.123 to Registration Statement on Form S-4, File No. 333-50717).

10.1     -    Amended and Restated Trust Agreement among Bluegreen  Corporation,
              as  Depositor,   JPMorgan  Chase  Bank,  National  Association  as
              Property  Trustee,  Chase  Bank  USA,  National  Association,   as
              Delaware Trustee and the  Administrative  Trustees Named Herein as
              Administrative Trustees dated as of March 15, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2005).

10.2     -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              JPMorgan Chase Bank, National Association,  as Trustee dated as of
              March 15, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31,
              2005).

10.3     -    Amended and Restated Trust Agreement among Bluegreen  Corporation, as  Depositor,  Wilmington  Trust  Company,  as Property  Trustee,
              Wilmington   Trust   Company,   as   Delaware   Trustee   and  the
              Administrative Trustees Named Herein as Administrative Trustees dated as of May 4, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31,
              2005).

10.4     -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company  as  Trustee  dated  as of May 4,  2005
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2005).

10.5     -    Amended and Restated Trust Agreement among Bluegreen  Corporation, as  Depositor,  Wilmington  Trust  Company,  as Property  Trustee,
              Wilmington   Trust   Company,   as   Delaware   Trustee   and  the
              Administrative Trustees, dated as of May 10, 2005 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

10.6     -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company,  as Trustee  dated as of May 10,  2005
              (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2005).

10.7     -    Amended and Restated Trust Agreement  among Bluegreen  Corporation as Depositor,

              Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (Bluegreen Statutory Trust VI).(incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated March 1, 2007).

10.8     -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company as Trustee,  dated as of  February  26,
              2007.(incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated March 1, 2007).

10.9     -    Amended and Restated Trust Agreement  among Bluegreen  Corporation as depositor,  Wilmington  Trust  Company as Property  Trustee and
              Delaware Trustee and various Administrative  Trustees, dated April
              24, 2006 (Bluegreen Statutory Trust IV).(incorporated by reference to Exhibit 10.61 to Quarterly Report on Form 10-Q dated March 31,
              2006).

10.10    -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company  as  Trustee  dated  as  of  April  24,
              2006.(incorporated  by  reference  to Exhibit  10.62 to  Quarterly
              Report on Form 10-Q dated March 31, 2006).

10.11    -    Trust  Agreement of Bluegreen  Statutory  Trust V among  Bluegreen
              Corporation as Depositor,  Wilmington Trust Company as Trustee and
              Property Trustee, dated as of July 19, 2006.(incorporated by reference to Exhibit 10.63 to Quarterly Report on Form 10-Q dated
              June 30, 2006).

10.12    -    Amended and Restated Trust Agreement  among Bluegreen  Corporation as Depositor,  Wilmington  Trust  Company as Property  Trustee and
              Delaware Trustee, and various Administrative Trustees, dated as of July 21, 2006 (Bluegreen Statutory Trust V). (incorporated by reference to Exhibit 10.64 to Quarterly Report on Form 10-Q dated
              June 30, 2006).

10.13    -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company as Trustee,  dated as of July 21, 2006.
              (incorporated by reference to Exhibit 10.65 to Quarterly Report on Form 10-Q dated June 30, 2006).

10.14    -    Amended and Restated Trust Agreement  among Bluegreen  Corporation as Depositor,  Wilmington  Trust  Company as Property  Trustee and
              Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (Bluegreen Statutory Trust VI).(incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated
              March 3, 2007).

10.15    -    Junior  Subordinated  Indenture between Bluegreen  Corporation and
              Wilmington  Trust  Company as Trustee,  dated as of  February  26,
              2007.(incorporated  by reference to Exhibit 10.8 Current Report on
              Form 8-K dated March 3, 2007).

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

10.81*   -    Registrant's 2005 Stock Incentive Plan* (incorporated by reference to exhibit 10.2010 to Quarterly Report on Form 10-Q dated June 30,
              2005).

10.82*   -    Registrant's Retirement Savings Plan (incorporated by reference to exhibit 10.81 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.83*   -    Mandatory  Distribution   Amendment  to  Registrants'   Retirement
              Savings Plan dated as

              March 28, 2005. (incorporated by reference to exhibit 10.82 to Quarterly Report on Form 10-Q dated March 31, 2006).

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

10.135*  -    Employment  Agreement  between  George F.  Donovan and the Company dated December 31, 2006.

10.136*  -    Promissory  Note dated July 1, 2002 between  George F. Donovan and
              Bluegreen Corporation (incorporated by reference to exhibit 10.148 to Quarterly Report on Form 10-Q dated June 30, 2002).

10.137*  -    Employment  Agreement between Bluegreen  Corporation and George F.
              Donovan, dated as of June 28, 2006. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              June 30, 2006).

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

10.160   -    Third Amendment to Loan Agreement and Other Loan Documents,  dated
              October 21, 2005  between  Bluegreen  Corporation  of the Rockies,
              Bluegreen  Golf Clubs,  Inc.,  Bluegreen  Properties  of Virginia,
              Inc.,  Bluegreen  Southwest One,  L.P.,Catawba Falls, LLC, and RFC
              Construction Funding Corp., as successor in interest to and assignee of Residential Funding Corporation. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2006).

10.161   -    Fifth Amended and Restated  Promissory Note dated July 26, 2006 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A., for $15 million, unsecured, revolving line-of-credit due June 30, 2007. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              June 30, 2006).

10.163   -    Loan  Agreement  dated  February  10,  2003,   between   Bluegreen
              Vacations  Unlimited,  Inc. and  Residential  Funding  Corporation
              (incorporated by reference to exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.164   -    Modification  Agreement (AD&C Loan Agreement)  dated September 10,
              2003, between Bluegreen Vacations Unlimited,  Inc. and Residential
              Funding Corporation (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

10.167   -    Amendment No. 2 to Revolving  Promissory Note (AD&C Loan) dated as of September 15, 2004 between Bluegreen Vacations Unlimited,  Inc.
              and Residential Funding Corporation (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              September 30, 2004).

10.168   -    Loan and Security  Agreement dated February 10, 2003,  between the
              Registrant,  Residential Funding Corporation,  Bluegreen Vacations
              Unlimited,   Inc.   and   Bluegreen/Big   Cedar   Vacations,   LLC
              (incorporated by reference to exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.169   -    Modification  Agreement  (Receivables Loan and Security Agreement)
              dated  September  10, 2003,  between the  Registrant,  Residential
              Funding  Corporation,  Bluegreen  Vacations  Unlimited,  Inc.  and
              Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.168 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.170   -    Second  Modification  Agreement  (Receivables  Loan  and  Security
              Agreement)  dated  September  15,  2004,  between the  Registrant,
              Residential Funding  Corporation,  Bluegreen Vacations  Unlimited,
              Inc. and Bluegreen/Big Cedar Vacations, LLC.

10.171   -    Project  Commitment(Big  Cedar  Wilderness  Club) dated October 1,
              2003  by  and  between  Bluegreen   Vacations   Unlimited,   Inc.,
              Blugreen/Big   Cedar   Vacations  LLC  and   Residential   Funding
              Corporation (incorporated by reference to exhibit 10.169 to Annual
              Report on Form 10-K for the fiscal year ended December 31, 2003).

10.172   -    Revolving  Promissory Note  (Receivables  Loan) dated February 10,
              2003,  between the Registrant,  Residential  Funding  Corporation,
              Bluegreen  Vacations  Unlimited,   Inc.  and  Bluegreen/Big  Cedar
              Vacations, LLC (incorporated by reference to exhibit 10.158 to Transition Report on Form 10-KT for the nine months ended December
              31, 2002).

10.173   -    Amendment No. 1 to Revolving  Promissory Note  (Receivables  Loan)
              dated as of  September  10, 2003  between  Bluegreen  Corporation,
              Bluegreen   Vacations   Unlimited,   Inc.,   Bluegreen/Big   Cedar
              Vacations, LLC and Residential Funding Corporation (incorporated by reference to exhibit 10.160 to Quarterly Report on Form 10-Q dated September 30, 2003).

10.174   -    Full Guaranty  dated February 10, 2003, by the Registrant in favor of Residential Funding Corporation (incorporated by reference to exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.175   -    Third  Modification   Agreement  (Receivables  Loan  and  Security
              Agreement  dated February

              15th,  2006  between  Bluegreen  Vacations  Unlimited,   Inc.  and
              Residential Funding Corporation.(incorporated by reference to exhibit 10.176 to Quarterly Report on Form 10-Q dated March 31,
              2006).

10.176   -    Third  Modification  Agreement  (AD&C Loan) dated  February  15th,
              2006, between Bluegreen Vacations Unlimited,  Inc. and Residential
              Funding Corporation.(incorporated by reference to exhibit 10.175 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.177   -    Fifth Amended and Restated Loan Agreement,  dated July 26, 2006 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A., for $15 million, unsecured, revolving line-of-credit due June 30, 2007.(incorporated by reference to exhibit number 10.160 to Quarterly Report on Form 10-Q dated June
              30, 2006).

10.180   -    BXG Receivables Owner Trust 2006-A  Definition Annex,  Definitions
              and Interpretations, dated as of March 13, 2006. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2006).

10.182   -    Indenture between BXG Receivables Owner Trust 2006-A and U.S. Bank
              National Association, dated as of March 13, 2006. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2006).

10.183   -    Sale and Servicing  Agreement  among BXG  Receivables  Owner Trust
              2006-A,  Bluegreen  Receivables  Finance Corporation XI, the Trust
              Depositor,  Concord Servicing  Corporation,  Vacation Trust, Inc.,
              U.S.  Bank  National  Association  and  General  Electric  Capital
              Corporation dated March 13, 2006.(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              March 31, 2006).

10.211   -    Purchase and  Contribution  Agreement,  dated as of May 1, 2006 by and among Bluegreen Corporation as Seller, and Bluegreen Timeshare
              Finance Corporation I as Depositor (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated
              June 30, 2006).

10.212   -    Indenture  dated  May 1, 2006  between  BXG  Timeshare  Trust I as
              Issuer, Bluegreen Corporation as Servicer, Vacation Trust ,Inc. as
              Club Trustee, Concord Servicing Corporation as Backup Servicer, US
              Bank, N.A. as Indenture Trustee,  Paying Agent and Custodian,  and
              Branch Banking and Trust Company as Agent. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2006).

10.213   -    Sale  Agreement  dated  May 1,  2006,  among  Bluegreen  Timeshare
              Finance  Corporation I as Depositor  and BXG Timeshare  Trust I as
              Issuer.(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2006).

10.214   -    Note Funding Agreement dated May 1, 2006 among BXG Timeshare Trust
              I  as  Issuer,  Bluegreen  Corporation  as  Seller  and  Servicer,
              Bluegreen  Timeshare Finance  Corporation I as Depositor,  various
              Purchaser  Parties,  and  Branch  Banking  and  Trust  Company  as
              Agent.(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2006).

10.215   -    Standard  Definitions  to Indenture  dated May 1, 2006 between BXG
              Timeshare  Trust I as Issuer,  Bluegreen  Corporation as Servicer,
              Vacation   Trust,   Inc.  as  Club  Trustee,   Concord   Servicing
              Corporation  as  Backup  Servicer,  US  Bank,  N.A.  as  Indenture
              Trustee, Paying Agent and Custodian,  and Branch Banking and Trust
              Company as Agent.(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2006).

10.300   -    Marketing and Promotions  Agreement  dated as of June 16, 2000, by and between Big Cedar LLC,  Bass Pro,  Inc.,  Bluegreen  Vacations
              Unlimited,   Inc.  and   Bluegreen/Big   Cedar   Vacations,   LLC.
              (incorporated by reference to exhibit 10.200 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.301   -    Advertising  Advance Loan dated as of June 16, 2000 by and between
              Big Cedar LLC, as Maker, and Bluegreen Vacations Unlimited,  Inc.,
              as  Holder   (incorporated  by  reference  to  exhibit  10.201  to
              Quarterly Report on Form 10-Q dated July 2, 2000).

10.302   -    Website  Hyperlink  License Agreement dated as of June 16, 2000 by and between Bluegreen  Vacations  Unlimited,  Inc. (as User), Bass
              Pro,  Inc.  and  Bass  Pro  Outdoors   Online,   LLC  (as  Owners)
              (incorporated by reference to exhibit 10.202 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.303   -    Website  Hyperlink  License Agreement dated as of June 16, 2000 by and between Bluegreen Vacations  Unlimited,  Inc. (as Owner), Bass
              Pro,   Inc.  and  Bass  Pro  Outdoors   Online,   LLC  (as  Users)
              (incorporated by reference to exhibit 10.203 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.304   -    Contribution  Agreement  dated as of June 16,  2000 by and between
              Bluegreen   Vacations   Unlimited,   Inc.   and  Big   Cedar   LLC
              (incorporated by reference to exhibit 10.204 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.305   -    Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of June 16, 2000 by and among Bluegreen Vacations Unlimited,  Inc.
              and Big Cedar LLC (incorporated by reference to exhibit 10.205 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.306   -    Administrative Services Agreement dated as of June 16, 2000 by and among Bluegreen/Big  Cedar Vacations,  LLC and Bluegreen Vacations
              Unlimited, Inc. (incorporated by reference to exhibit 10.206 to Quarterly Report on Form 10-Q dated July 2, 2000).

10.307   -    Servicing  Agreement  dated as of June 16,  2000 by and  among the
              Registrant,  Bluegreen/Big Cedar Vacations,  LLC and Big Cedar LLC
              (incorporated by reference to exhibit 10.207 to Quarterly Report on Form 10-Q dated July 2, 2000).

18       -    Letter  re:  Change  in  Accounting  Principle   (incorporated  by
              reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

21.1     -    List of Subsidiaries.

23.1     -    Consent of Independent Registered Public Accounting Firm.

31.1     -    Certification  of  John  M.  Maloney,  Jr.,  President  and  Chief
              Executive  Officer,  pursuant  to  Securities  Exchange  Act Rules
              13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     -    Certification  of Anthony M. Puleo,  Senior Vice President,  Chief
              Financial Officer and Treasurer,  pursuant to Securities  Exchange
              Act Rules 13a-15(c) and 15d-15(c),  as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

32.1     -    Certification  of  John  M.  Maloney,  Jr.,  President  and  Chief
              Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     -    Certification  of Anthony M. Puleo,  Senior Vice President,  Chief
              Financial  Officer and  Treasurer  pursuant  to 18 U.S.C.  Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Compensation plan or arrangement