Form 10-Q
period 2007-03-31
BLUEGREEN CORP
filed 2007-05-10
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                         0-19292

                              [BLUE GREEN(R) LOGO]

                              Bluegreen Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                               03-0300793
-----------------------------------------  -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  4960 Conference Way North, Suite 100,
           Boca Raton, Florida                             33431
-----------------------------------------  -------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (561) 912-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

      Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2007, there were 30,983,988 shares of the registrant's common stock, $0.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page

          Condensed Consolidated Balance Sheets at December 31, 2006
          and March 31, 2007 ...........................................     4

          Condensed Consolidated Statements of Operations - Three months
          ended March 31, 2006 and 2007 ................................     5

          Condensed Consolidated Statements of Cash Flows - Three months
          ended March 31, 2006 and 2007 ................................     6

          Notes to Condensed Consolidated Financial Statements .........     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................    21

Item 4.   Controls and Procedures ......................................    39

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................    39

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ..    40

Item 6.   Exhibits .....................................................    40

Signatures .............................................................    42

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," "Bluegreen Vacation Club(R)," "Colorful Places To Live And Play(R)," "You're Going To Like What You See!(R)," "Encore Rewards(R)," "Outdoor Traveler Logo(R)," and the "Bluegreen Logo(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM)," "The Lodge Alley Inn(TM)," "Carolina Grande(TM)," "Harbour Lights(TM)," "Patrick Henry Square(TM)," "SeaGlass Tower(TM)," "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Havenwood at Hunter's CrossingTM," "Vintage Oaks at the Vineyard(TM)," "The Bridges at Preston Crossings(TM)," "Saddle Creek Forest(TM)," "The Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," "Preserve at Jordan Lake(TM)," "Encore Dividends(TM)," Bluegreen Preferred(TM)," and "Bluegreen Traveler Plus(TM)," are trademarks or service marks of Bluegreen Corporation in the United States.

      The terms "Big Cedar(R)" and "Bass Pro Shops(R)" are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

      The term "World Golf Village(R)" is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.

      All other marks are registered marks of their respective owners.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                           December 31,    March 31,
                                                                               2006          2007
                                                                           ------------   -----------
                                                                                          (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $21,476
   and $21,967 at December 31, 2006 and March 31, 2007, respectively) ..   $     71,148   $    54,624
Contracts receivable, net ..............................................         23,856        24,841
Notes receivable (net of allowance of $13,499 and $12,156 at
   December 31, 2006 and March 31, 2007, respectively) .................        144,251       150,911
Prepaid expenses .......................................................         10,800        12,483
Other assets ...........................................................         27,465        27,846
Inventory, net .........................................................        349,333       385,817
Retained interests in notes receivable sold ............................        130,623       133,717
Property and equipment, net ............................................         92,445        92,852
Goodwill ...............................................................          4,291         4,291
                                                                           ------------   -----------
      Total assets .....................................................   $    854,212   $   887,382
                                                                           ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .......................................................   $     18,465   $    24,029
Accrued liabilities and other ..........................................         49,458        44,787
Deferred income ........................................................         40,270        42,728
Deferred income taxes ..................................................         87,624        90,767
Receivable-backed notes payable ........................................         21,050        18,871
Lines-of-credit and notes payable ......................................        124,412       124,730
10.50% senior secured notes payable ....................................         55,000        55,000
Junior subordinated debentures .........................................         90,208       110,827
                                                                           ------------   -----------
   Total liabilities ...................................................        486,487       511,739

Minority interest ......................................................         14,702        16,336

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..             --            --
Common stock, $.01 par value, 90,000 shares authorized; 33,603 and
   33,739 shares issued at December 31, 2006 and March 31, 2007,
   respectively ........................................................            336           337
Additional paid-in capital .............................................        175,164       176,322
Treasury stock, 2,756 common shares at both December 31, 2006 and
   March 31, 2007, at cost .............................................        (12,885)      (12,885)
Accumulated other comprehensive income, net of income taxes ............         12,632        12,424
Retained earnings ......................................................        177,776       183,109
                                                                           ------------   -----------
   Total shareholders' equity ..........................................        353,023       359,307
                                                                           ------------   -----------
      Total liabilities and shareholders' equity .......................   $    854,212   $   887,382
                                                                           ============   ===========

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                          ---------------------
                                                                                             2006        2007
                                                                                          ---------   ---------
Revenues:
   Sales of real estate ...............................................................   $ 121,760   $ 122,022
   Other resort and communities operations revenue ....................................      16,667      15,018
   Interest income ....................................................................       8,173       9,842
   Gain on sales of notes receivable ..................................................         505          --
                                                                                          ---------   ---------
                                                                                            147,105     146,882
Costs and expenses:
   Cost of real estate sales ..........................................................      45,222      36,732
   Cost of other resort and communities operations ....................................      16,780      12,419
   Selling, general and administrative expenses .......................................      73,585      81,393
   Interest expense ...................................................................       3,306       5,151
   Other expense, net .................................................................         635         951
                                                                                          ---------   ---------
                                                                                            139,528     136,646
                                                                                          ---------   ---------

Income before minority interest and provision for income taxes ........................       7,577      10,236
Minority interest in income of consolidated subsidiary ................................       1,022       1,634
                                                                                          ---------   ---------
Income before provision for income taxes and change in accounting principle ...........       6,555       8,602
Provision for income taxes ............................................................       2,524       3,269
                                                                                          ---------   ---------
Income before cumulative effect of change in accounting principle .....................       4,031       5,333
Cumulative effect of change in accounting principle, net of tax .......................      (5,678)         --
Minority interest in income of cumulative effect of change in accounting principle ....       1,184          --
                                                                                          ---------   ---------
Net (loss) income .....................................................................   $    (463)  $   5,333
                                                                                          =========   =========

Income before cumulative effect of change in accounting principle per common share:
   Basic ..............................................................................   $    0.13   $    0.17
                                                                                          =========   =========
   Diluted ............................................................................   $    0.13   $    0.17
                                                                                          =========   =========

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
   Basic ..............................................................................   $   (0.15)  $      --
                                                                                          =========   =========
   Diluted ............................................................................   $   (0.14)  $      --
                                                                                          =========   =========

Net (loss) income per common share:
   Basic ..............................................................................   $   (0.02)  $    0.17
                                                                                          =========   =========
   Diluted ............................................................................   $   (0.01)  $    0.17
                                                                                          =========   =========

Weighted average number of common and common equivalent shares:
   Basic ..............................................................................      30,513      30,889
                                                                                          =========   =========
   Diluted ............................................................................      31,179      31,294
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          ---------------------
                                                                                            2006        2007
                                                                                          ---------   ---------
Operating activities:
   Net (loss) income ..................................................................   $    (463)  $   5,333
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Cumulative effect of change in accounting principle, net ........................       5,678          --
      Non-cash stock compensation expense .............................................         459         613
      Minority interest in (loss) income of consolidated subsidiary ...................        (162)      1,634
      Depreciation and amortization ...................................................       4,010       4,448
      Gain on sale of notes receivable ................................................      (7,011)     (7,967)
      Loss on sale of property and equipment ..........................................          75         525
      Provision for loan losses .......................................................      10,630      11,362
      Provision for deferred income taxes .............................................       2,524       3,269
      Interest accretion on retained interests in notes receivable sold ...............      (2,578)     (4,234)
      Proceeds from sales of notes receivable .........................................      36,805      46,026
      Payments on borrowings collateralized by notes receivable .......................      (5,792)     (2,631)
   Change in operating assets and liabilities:
      Contracts receivable ............................................................     (10,186)       (985)
      Notes receivable ................................................................     (47,464)    (60,992)
      Inventory .......................................................................      (7,840)    (23,884)
      Prepaid expenses and other assets ...............................................      (3,438)     (1,493)
      Accounts payable, accrued liabilities and other .................................       4,555       3,686
                                                                                          ---------   ---------
Net cash used in operating activities .................................................     (20,198)    (25,290)
                                                                                          ---------   ---------
Investing activities:
   Purchases of property and equipment ................................................      (6,713)     (4,019)
   Investment in statutory business trust .............................................          --        (619)
   Cash received from retained interests in notes receivable sold .....................      10,064       5,871
                                                                                          ---------   ---------
Net cash provided by investing activities .............................................       3,351       1,233
                                                                                          ---------   ---------
Financing activities:
   Borrowings under lines-of-credit facilities and other notes payable ................      11,169      12,500
   Payments under lines-of-credit facilities and other notes payable ..................      (6,014)    (25,448)
   Proceeds from issuance of junior subordinated debentures ...........................          --      20,619
   Payment of debt issuance costs .....................................................      (1,236)       (684)
   Proceeds from exercise of stock options ............................................          --         546
                                                                                          ---------   ---------
Net cash provided by financing activities .............................................       3,919       7,533
                                                                                          ---------   ---------
Net decrease in cash and cash equivalents .............................................     (12,928)    (16,524)
Cash and cash equivalents at beginning of period ......................................      84,704      71,148
                                                                                          ---------   ---------
Cash and cash equivalents at end of period ............................................      71,776      54,624
Restricted cash and cash equivalents at end of period .................................     (23,717)    (21,967)
                                                                                          ---------   ---------
Unrestricted cash and cash equivalents at end of period ...............................   $  48,059   $  32,657
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

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          ---------------------
                                                                                            2006        2007
                                                                                          ---------   ---------
Supplemental schedule of non-cash operating, investing and financing activities:

   Inventory acquired through financing ...............................................   $  22,827   $  12,600
                                                                                          =========   =========
   Property and equipment acquired through financing ..................................   $      --   $     629
                                                                                          =========   =========
   Retained interests in notes receivable sold ........................................   $   4,718   $   5,065
                                                                                          =========   =========
   Net change in unrealized gains in retained interests in notes receivable sold ......   $   1,388   $    (334)
                                                                                          =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2006, which are included in our 2006 Annual Report on Form 10-K ("Annual Report").

Organization

      We provide colorful places to live and play through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate-based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered primarily by a third-party world-wide vacation ownership exchange network. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 19 of which have active sales offices. We also sell VOIs at seven off-site sales offices and on the campuses of two resorts under development located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the three months ended March 31, 2007, sales recognized by Bluegreen Resorts comprised approximately 71% of our total sales of real estate while sales recognized by Bluegreen Communities comprised approximately 29% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method. During the three months ended March 31, 2007 a total of 136,313 common shares were issued as a result of stock option exercises. There were approximately 0.8 million and 0.7 million stock options not included in diluted earnings per common share during the three months ended March 31, 2006 and 2007, respectively, as the effect would be anti-dilutive.

      The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2006        2007
                                                            --------    --------
Basic and diluted (loss) earnings per share -
numerator:
   Net (loss) income .....................................  $   (463)   $  5,333
                                                            ========    ========

Denominator:
Denominator for basic earnings per share -
   weighted-average shares ...............................    30,513      30,889
                                                            --------    --------
   Effect of dilutive securities:
      Stock options ......................................       666         405
                                                            --------    --------
Denominator for diluted earnings per share - adjusted
   weighted-average shares ...............................    31,179      31,294
                                                            ========    ========
Basic (loss) earnings per common share ...................  $  (0.02)   $   0.17
                                                            ========    ========
Diluted (loss) earnings per common share .................  $  (0.01)   $   0.17
                                                            ========    ========

Retained Interests in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our VOI receivables purchase facilities (more fully described in Note 2) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS No. 140") and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

Stock-Based Compensation

      We recognize stock-based compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004), ("SFAS No. 123R"), which we adopted January 1, 2006, utilizing the modified prospective method.

      We utilize the Black-Scholes option pricing model for calculating the fair value of each option granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of our employee stock options.
Additionally, SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation.

      Total compensation costs related to stock-based compensation charged against income during the three months ended March 31, 2006 and 2007 was $0.4 million and $0.6 million, respectively. There were no stock options granted during the three months ended March 31, 2006 or 2007. As of March 31, 2007, there was $7.6 million of total unrecognized compensation cost related to stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2006       2007
                                                             -------    -------

Net (loss) income .........................................  $  (463)   $ 5,333
Change in net unrealized gains on retained interests
  in notes receivable sold, net of income taxes ...........      854       (208)
                                                             -------    -------
Total comprehensive income ................................  $   391    $ 5,125
                                                             =======    =======

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

      In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the Statement is adopted. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our analysis of the impact SFAS No. 159 will have on our financial condition, results of operations, cash flows or disclosures.

2. Sales of Notes Receivable

      During the first quarter of 2007, we sold $51.2 million in VOI receivables pursuant to a receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Capital Corporation ("GE"). Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of March 31, 2007, the remaining availability under the 2006-A GE Purchase Facility was $14.2 million of aggregate purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

      Sales of notes receivable during the three months ended March 31, 2007 and 2006 were as follows (in millions):

For the Three Months Ended March 31, 2007

                               Aggregate
                               Principal                           Initial Fair
                              Balance of                             Value of
                                 Notes     Purchase      Gain        Retained
Sale Facility                 Receivable     Price    Recognized     Interest
---------------------------   ----------   --------   ----------   ------------

2006-A GE Purchase Facility   $     51.2   $   46.0   $      8.0   $        6.2
                              ==========   ========   ==========   ============

For the Three Months Ended March 31, 2006

                               Aggregate
                               Principal                           Initial Fair
                              Balance of                             Value of
                                 Notes     Purchase      Gain        Retained
Sale Facility                 Receivable     Price    Recognized     Interest
---------------------------   ----------   --------   ----------   ------------

2005 Term Securitization      $     18.6   $   16.7   $      3.6   $        3.3
GE Purchase Facility                22.3       20.1          3.4            2.6
                              ----------   --------   ----------   ------------
   Total                      $     40.9   $   36.8   $      7.0   $        5.9
                              ==========   ========   ==========   ============

      In accordance with SFAS No. 152, approximately $6.5 million and $8.0 million of the gain were recorded as an increase to VOI sales for the three months ended March 31, 2006, and 2007, respectively. The remaining gain of $0.5 million during the three months ended March 31, 2006 was recorded as a gain on the sales of notes receivable on the accompanying condensed consolidated statement of income.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the three months ended March 31, 2006: prepayment rates decreasing from 14.0% to 9.0% per annum as the portfolios mature; a loss severity rate ranging from 35.0% to 71.3%; default rates decreasing from 10.0% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the three months ended March 31, 2007: prepayment rates decreasing from 15.0% to 11.0% per annum as the portfolios mature; loss severity rate ranging from 38% to 71.3%; default rates decreasing from 10.5% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

3. Lines-of-Credit and Receivable-Backed Notes Payable

      In February 2007, we borrowed $12.6 million under the GMAC Communities Facility (this facility is described in more detail in our "Liquidity and Capital Resources" section of our Management Discussion and Analysis) in connection with the acquisition of 350 acres near St. Simons Island, Georgia, for a property to be called Sanctuary River Club at St. Andrews Sound. As of March 31, 2007, the GMAC Communities Facility had an outstanding balance of $61.7 million bearing interest at 9.25%. The remaining availability under the GMAC Communities Facility, subject to the terms and conditions of the facility, was $13.3 million as of March 31, 2007.

      Additionally, in February of 2007, we borrowed $12.5 million under the GMAC Communities Facility for general corporate purposes.

      Total interest expense capitalized to construction in progress was $2.6 million and $3.4 million for the three months ended March 31, 2006 and 2007, respectively.

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

      On February 26, 2007, one of the Trusts, Bluegreen Statutory Trust VI ("BST VI") issued $20.0 million of trust preferred securities. BST VI used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.84% through April 2012, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.80% until the scheduled maturity date of April 30, 2037. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $619,000 to BST VI in exchange for its common securities, all of which are owned by us. Those proceeds were also used by BST VI to purchase an identical amount of junior subordinated debentures from us. The terms of BST VI's common securities are nearly identical to the trust preferred securities.

      The above issuances of trust preferred securities were part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. Proceeds were used for general corporate purposes and debt repayment.

      We had the following junior subordinated debentures outstanding at March 31, 2007 (dollars in thousands):

                                       Outstanding
                                        Amount of     Initial                                                 Beginning
                                         Junior        Equity                Fixed                             Optional
                                      Subordinated       To       Issue    Interest      Variable Interest    Redemption   Maturity
            Trust                      Debentures    Trust (3)     Date     Rate (1)          Rate (2)           Date        Date
-----------------------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory Trust I .......   $     23,196   $     696   3/15/05     9.160%    3-month LIBOR + 4.90%    3/30/10     3/30/35
Bluegreen Statutory Trust II ......         25,774         774   5/04/05     9.158%    3-month LIBOR + 4.85%    7/30/10     7/30/35
Bluegreen Statutory Trust III .....         10,310         310   5/10/05     9.193%    3-month LIBOR + 4.85%    7/30/10     7/30/35
Bluegreen Statutory Trust IV ......         15,464         464   4/24/06    10.130%    3-month LIBOR + 4.85%    6/30/11     6/30/36
Bluegreen Statutory Trust V .......         15,464         464   7/21/06    10.280%    3-month LIBOR + 4.85%    9/30/11     9/30/36
Bluegreen Statutory Trust VI ......         20,619         619   2/26/07     9.842%    3-month LIBOR + 4.80%    4/30/12     4/30/37

                                      ------------------------

                                      $    110,827   $   3,327
                                      ========================

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

      (3) Initial equity in trust is recorded as a component of Other assets in our Condensed Consolidated Balance Sheets.

5. Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the "Notes"). On September 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through September 26, 2005 of approximately $1.4 million. At March 31, 2007, $55.0 million of the Notes remained outstanding.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                       December 31, 2006
                                                            -----------------------------------------------------------------------

                                                                            Combined       Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation    Subsidiaries   Guarantors   Eliminations    Consolidated
                                                            -----------   -------------   ----------   ------------    ------------
ASSETS
Cash and cash equivalents ...............................   $    36,316   $      17,002   $   17,830   $         --    $     71,148
Contracts receivable, net ...............................            --           1,222       22,634             --          23,856
Intercompany receivable .................................       159,488              --           --       (159,488)             --
Notes receivable, net ...................................            --          57,845       86,406             --         144,251
Inventory, net ..........................................            --          17,967      331,366             --         349,333
Retained interests in notes receivable sold .............            --         130,623           --             --         130,623
Property and equipment, net .............................        16,110             933       75,402             --          92,445
Investments in subsidiaries .............................       296,593              --        3,230       (299,823)             --
Other assets ............................................         7,860           4,582       30,114             --          42,556
                                                            -----------   -------------   ----------   ------------    ------------
     Total assets .......................................   $   516,367   $     230,174   $  566,982   $   (459,311)   $    854,212
                                                            ===========   =============   ==========   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other .......   $    33,303   $      20,717   $   54,173   $         --    $    108,193
  Intercompany payable ..................................            --           2,458      157,030       (159,488)             --
  Deferred income taxes .................................       (19,813)         47,864       59,573             --          87,624
  Lines-of-credit and notes payable .....................         4,646          18,914      121,902             --         145,462
  10.50% senior secured notes payable ...................        55,000              --           --             --          55,000
  Junior subordinated debentures ........................        90,208              --           --             --          90,208
                                                            -----------   -------------   ----------   ------------    ------------
     Total liabilities ..................................       163,344          89,953      392,678       (159,488)        486,487
  Minority interest .....................................            --              --           --         14,702          14,702
  Total shareholders' equity ............................       353,023         140,221      174,304       (314,525)        353,023
                                                            -----------   -------------   ----------   ------------    ------------
     Total liabilities and shareholders' equity .........   $   516,367   $     230,174   $  566,982   $   (459,311)   $    854,212
                                                            ===========   =============   ==========   ============    ============

                                                                                         March 31, 2007
                                                                                          (Unaudited)
                                                            -----------------------------------------------------------------------

                                                                            Combined       Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation    Subsidiaries   Guarantors   Eliminations    Consolidated
                                                            -----------   -------------   ----------   ------------    ------------
ASSETS
Cash and cash equivalents ...............................   $    20,713   $      17,348   $   16,563   $         --    $     54,624
Contracts receivable, net ...............................            --           1,457       23,384             --          24,841
Intercompany receivable .................................       181,729          20,149           --       (201,878)             --
Notes receivable, net ...................................            --          60,924       89,987             --         150,911
Inventory, net ..........................................            --          12,934      372,883             --         385,817
Retained interests in notes receivable sold .............            --         133,717           --             --         133,717
Property and equipment, net .............................        17,158             823       74,871             --          92,852
Investments in subsidiaries .............................       320,331              --        3,230       (323,561)             --
Other assets ............................................         7,209           2,384       35,027             --          44,620
                                                            -----------   -------------   ----------   ------------    ------------
     Total assets .......................................   $   547,140   $     249,736   $  615,945   $   (525,439)   $    887,382
                                                            ===========   =============   ==========   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other .......   $    36,901   $      19,944   $   54,699   $         --    $    111,544
  Intercompany payable ..................................            --              --      201,878       (201,878)             --
  Deferred income taxes .................................       (19,375)         50,946       59,196             --          90,767
  Lines-of-credit and notes payable .....................         4,480          18,485      120,636             --         143,601
  10.50% senior secured notes payable ...................        55,000              --           --             --          55,000
  Junior subordinated debentures ........................       110,827              --           --             --         110,827
                                                            -----------   -------------   ----------   ------------    ------------
     Total liabilities ..................................       187,833          89,375      436,409       (201,878)        511,739
  Minority interest .....................................            --              --           --         16,336          16,336
  Total shareholders' equity ............................       359,307         160,361      179,536       (339,897)        359,307
                                                            -----------   -------------   ----------   ------------    ------------
     Total liabilities and shareholders' equity .........   $   547,140   $     249,736   $  615,945   $   (525,439)   $    887,382
                                                            ===========   =============   ==========   ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended March 31, 2006
                                                            -----------------------------------------------------------------------

                                                                             Combined      Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation    Subsidiaries   Guarantors   Eliminations    Consolidated
                                                            -----------   -------------   ----------   ------------    ------------
REVENUES
  Sales of real estate ..................................   $        --   $      11,236   $  110,524   $         --    $    121,760
  Other resort and communities operations revenue .......            --           3,164       13,503             --          16,667
  Management fees .......................................        13,095              --           --        (13,095)             --
  Interest income .......................................           540           4,391        3,242             --           8,173
  Gain on sales of notes receivable .....................            --             505           --             --             505
                                                            -----------   -------------   ----------   ------------    ------------
                                                                 13,635          19,296      127,269        (13,095)        147,105
COSTS AND EXPENSES
  Cost of real estate sales .............................            --           3,690       41,532             --          45,222
  Cost of other resort and communities operations .......            --           1,333       15,447             --          16,780
  Management fees .......................................            --             241       12,854        (13,095)             --
  Equity loss from subsidiaries .........................         2,583              --           --         (2,583)             --
  Selling, general and administrative expenses ..........         9,330           5,804       58,451             --          73,585
  Interest expense ......................................           988             770        1,548             --           3,306
  Other (income) expense ................................          (130)            289          476             --             635
                                                            -----------   -------------   ----------   ------------    ------------
                                                                 12,771          12,127      130,308        (15,678)        139,528
                                                            -----------   -------------   ----------   ------------    ------------
  Income (loss) before minority interest and provision
    (benefit) for income taxes ..........................           864           7,169       (3,039)         2,583           7,577
  Minority interest in income of consolidated
    subsidiary ..........................................            --              --           --          1,022           1,022
                                                            -----------   -------------   ----------   ------------    ------------
  Income (loss) before provision (benefit) for income
    taxes and cumulative effect of change in accounting
    principle ...........................................           864           7,169       (3,039)         1,561           6,555
  Provision (benefit) for income taxes ..................         1,327           2,366       (1,169)            --           2,524
                                                            -----------   -------------   ----------   ------------    ------------
  (Loss) income before cumulative effect of change in
    accounting principle ................................          (463)          4,803       (1,870)         1,561           4,031
  Cumulative effect of change in accounting principle,
    net of tax ..........................................            --          (1,942)      (3,736)            --          (5,678)
  Minority interest in income of cumulative effect of
    change in accounting principle ......................            --              --           --          1,184           1,184
                                                            -----------   -------------   ----------   ------------    ------------
  Net (loss) income .....................................   $      (463)  $       2,861   $   (5,606)  $      2,745    $       (463)
                                                            ===========   =============   ==========   ============    ============

                                                                               Three Months Ended March 31, 2007
                                                            -----------------------------------------------------------------------

                                                                            Combined       Combined
                                                             Bluegreen    Non-Guarantor   Subsidiary
                                                            Corporation    Subsidiaries   Guarantors   Eliminations    Consolidated
                                                            -----------   -------------   ----------   ------------    ------------
REVENUES
  Sales of real estate ..................................   $        --   $      13,464   $  108,558   $         --    $    122,022
  Other resort and communities operations revenue .......            --           3,149       11,869             --          15,018
  Management fees .......................................        12,610              --           --        (12,610)             --
  Equity income from subsidiaries .......................         4,618              --           --         (4,618)             --
  Interest income .......................................           446           6,659        2,737             --           9,842
                                                            -----------   -------------   ----------   ------------    ------------
                                                                 17,674          23,272      123,164        (17,228)        146,882
COSTS AND EXPENSES
  Cost of real estate sales .............................            --           3,547       33,185             --          36,732
  Cost of other resort and communities operations .......            --           1,197       11,222             --          12,419
  Management fees .......................................            --             294       12,316        (12,610)             --
  Selling, general and administrative expenses ..........        10,206           6,978       64,209             --          81,393
  Interest expense ......................................         1,627           1,060        2,464             --           5,151
  Other expense, net ....................................            70             121          760             --             951
                                                            -----------   -------------   ----------   ------------    ------------
                                                                 11,903          13,197      124,156        (12,610)        136,646
                                                            -----------   -------------   ----------   ------------    ------------
  Income (loss) before minority interest and provision
    for income taxes ....................................         5,771          10,075         (992)        (4,618)         10,236
  Minority interest in income of consolidated
    subsidiary ..........................................            --              --           --          1,634           1,634
                                                            -----------   -------------   ----------   ------------    ------------
  Income (loss) before provision for income taxes .......         5,771          10,075         (992)        (6,252)          8,602
  Provision (benefit) for income taxes ..................           438           3,208         (377)            --           3,269
                                                            -----------   -------------   ----------   ------------    ------------
  Net income ............................................   $     5,333   $       6,867   $     (615)  $     (6,252)   $      5,333
                                                            ===========   =============   ==========   ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended March 31, 2006
                                                                           -------------------------------------------------------

                                                                                           Combined       Combined
                                                                            Bluegreen    Non-Guarantor   Subsidiary
                                                                           Corporation    Subsidiaries   Guarantors   Consolidated
                                                                           -----------   -------------   ----------   ------------
Operating activities:
Net cash (used) provided by operating activities .......................   $   (14,752)  $     (10,516)  $    5,070   $    (20,198)
                                                                           -----------   -------------   ----------   ------------
Investing activities:
  Purchases of property and equipment ..................................        (2,672)            (28)      (4,013)        (6,713)
  Cash received from retained interests in notes receivable sold .......            --          10,064           --         10,064
                                                                           -----------   -------------   ----------   ------------
Net cash (used) provided by investing activities .......................        (2,672)         10,036       (4,013)         3,351
                                                                           -----------   -------------   ----------   ------------
Financing activities:
  Borrowings under line-of-credit facilities and notes payable .........            --              --       11,169         11,169
  Payments under line-of-credit facilities and notes payable ...........          (500)             --       (5,514)        (6,014)
  Payment of debt issuance costs .......................................            (8)           (660)        (568)        (1,236)
                                                                           -----------   -------------   ----------   ------------
Net cash (used) provided by financing activities .......................          (508)           (660)       5,087          3,919
                                                                           -----------   -------------   ----------   ------------
Net (decrease) increase in cash and cash equivalents ...................       (17,932)         (1,140)       6,144        (12,928)
Cash and cash equivalents at beginning of period .......................        55,708          15,443       13,553         84,704
                                                                           -----------   -------------   ----------   ------------
Cash and cash equivalents at end of period .............................        37,776          14,303       19,697         71,776
Restricted cash and cash equivalents at end of period ..................          (173)        (13,248)     (10,296)       (23,717)
                                                                           -----------   -------------   ----------   ------------
Unrestricted cash and cash equivalents at end of period ................   $    37,603   $       1,055   $    9,401   $     48,059
                                                                           ===========   =============   ==========   ============

                                                                                      Three Months Ended March 31, 2007
                                                                           -------------------------------------------------------

                                                                                           Combined       Combined
                                                                            Bluegreen    Non-Guarantor   Subsidiary
                                                                           Corporation    Subsidiaries   Guarantors   Consolidated
                                                                           -----------   -------------   ----------   ------------
Operating activities:
Net cash (used) provided by operating activities .......................   $   (32,986)  $      (5,370)  $   13,066   $    (25,290)
                                                                           -----------   -------------   ----------   ------------
Investing activities:
  Purchases of property and equipment ..................................        (2,259)            (13)      (1,747)        (4,019)
  Investment in statutory business trusts ..............................          (619)             --           --           (619)
  Cash received from retained interests in notes receivable sold .......            --           5,871           --          5,871
                                                                           -----------   -------------   ----------   ------------
Net cash (used) provided by investing activities .......................        (2,878)          5,858       (1,747)         1,233
                                                                           -----------   -------------   ----------   ------------
Financing activities:
  Borrowings under line-of-credit facilities and other notes payable ...            --              --       12,500         12,500
  Payments under line-of-credit facilities and other notes payable .....          (281)            (89)     (25,078)       (25,448)
  Proceeds from issuance of junior subordinated debentures .............        20,619              --           --         20,619
  Payments of debt issuance costs ......................................          (623)            (53)          (8)          (684)
  Proceeds from exercise of stock options ..............................           546              --           --            546
                                                                           -----------   -------------   ----------   ------------
Net cash provided (used) by financing activities .......................        20,261            (142)     (12,586)         7,533
                                                                           -----------   -------------   ----------   ------------
Net (decrease) increase in cash and cash equivalents ...................       (15,603)            346       (1,267)       (16,524)
Cash and cash equivalents at beginning of period .......................        36,316          17,002       17,830         71,148
                                                                           -----------   -------------   ----------   ------------
Cash and cash equivalents at end of period .............................        20,713          17,348       16,563         54,624
Restricted cash and cash equivalents at end of period ..................          (173)         (7,623)     (14,171)       (21,967)
                                                                           -----------   -------------   ----------   ------------
Unrestricted cash and cash equivalents at end of period ................   $    20,540   $       9,725   $    2,392   $     32,657
                                                                           ===========   =============   ==========   ============

6. Business Segments

      We have two reportable business segments. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Disclosures for our business segments are as follows (in thousands):

                                                        Bluegreen   Bluegreen
                                                         Resorts   Communities    Total
                                                        ---------  -----------  ---------
For the Three Months Ended March 31, 2006
Sales of real estate .................................  $  74,135  $    47,625  $ 121,760
Other resort and communities operations revenue ......     14,331        2,336     16,667
Depreciation expense .................................      1,871          444      2,315
Field operating profit ...............................      3,136        9,779     12,915

For the Three Months Ended March 31, 2007
Sales of real estate .................................  $  87,148  $    34,874  $ 122,022
Other resort and communities operations revenue ......     12,838        2,180     15,018
Depreciation expense .................................      2,117          426      2,543
Field operating profit ...............................      8,849        8,808     17,657

Net inventory by business segment (in thousands):

                                              December 31, 2006   March 31, 2007
                                              -----------------   --------------

Bluegreen Resorts ..........................  $         233,290   $      244,467
Bluegreen Communities ......................            116,043          141,350
                                              -----------------   --------------
Total ......................................  $         349,333   $      385,817
                                              =================   ==============

Reconciliations to Consolidated Amounts:

      Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                              2006       2007
                                                           ---------  ---------
Field operating profit for reportable segments ..........  $  12,915  $  17,657
Interest income .........................................      8,173      9,842
Gain on sales of notes receivable .......................        505         --
Other expense, net ......................................       (635)      (951)
Corporate general and administrative expenses ...........    (10,075)   (11,161)
Interest expense ........................................     (3,306)    (5,151)
                                                           ---------  ---------
Consolidated income before minority interest and
  provision for income taxes ............................  $   7,577  $  10,236
                                                           =========  =========

7. Income Taxes

      We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service ("IRS") commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 that is anticipated to be complete by the end of 2007.

      On July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, ("FIN 48") which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure the tax benefit based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on

January 1, 2007 did not have an impact on our financial position or results of operations. As of March 31, 2007, we had no amounts recorded for uncertain tax positions.

8. Contingencies

      In 2005, the State of Tennessee Audit Division (the "Division") audited Bluegreen Vacations Unlimited, our wholly owned Subsidiary, for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members purchased non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and we intend to vigorously oppose such assessment by the Division. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest in which they seek to develop their prior reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the prior reserved mineral interests of the plaintiffs from being developed and that a duty to exercise the right to lease the minerals to third parties for development exists and has been breached. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling and, at this time, is unable to predict the ultimate resolution of the litigation. The appeal is styled, Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. As of March 31, 2007, we have established a reserve of $1.3 million in connection with the issues raised in these lawsuits.

      One of the amenity lakes in the Mountain Lakes development has not reached the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest has been and continues to investigate the causes and circumstances for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3,000,000 and as such was accrued during the year ended December 31, 2006.

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

      In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported "Class Action Complaint" on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.'s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorney's fees and treble damages of unspecified amounts. In February of 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. On March 16, 2007, the Court denied a motion filed by Leisure Path and Bluegreen Corporation to dismiss the Doxeys as parties to the lawsuit. Leisure Path and Bluegreen Corporation intend to vigorously contest this action. Vacation Station, LLC and its owner have each filed for bankruptcy protection.

9. Subsequent Events

      In April 2007, we borrowed $10.9 million under the Textron Construction Facility, a new $12.5 million facility. The borrowings under this facility are primarily for the completion of development at The Grande Villas at World Golf Village resort in St. Augustine, Florida.

      In April 2007, the Joint Venture, entered into a $45.0 million revolving VOI receivables credit facility (the "GE Big Cedar Receivables Facility") with GE. This facility is further described in our "Liquidity and Capital Recourses" section of our Management Discussion and Analysis. Additionally in April 2007, the Joint Venture pledged $26.8 million in aggregate principal balance of VOI receivables under the GE Big Cedar Receivables Facility and received $25.7 million in cash proceeds, net of issuance costs.

      In April 2007, we transferred $20.4 million of VOI notes receivable to the 2006 BB&T Purchase Facility, an existing credit facility further described in our "Liquidity and Capital Resources" section of our Management Discussion and Analysis, and received $17.3 million in cash proceeds. Immediately following the transaction, we had $120.2 million in remaining availability under the 2006 BB&T Purchase Facility.

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

      o We may not successfully acquire additional inventory or execute our growth strategy.

      o     We may face a variety of risks when we expand our operations.

      o     We may face additional risks when and if we expand into new markets.

      o The limited resale market for VOIs could adversely affect our business.

      o We could incur losses based on the outcome of pending or future litigation, claims, and assessments.

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

      In addition to the foregoing, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Overview

      We operate through two business segments. Bluegreen Resorts develops, markets and sells VOIs in our Bluegreen Vacation Club resorts, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis, as homesites.

      Effective January 1, 2006, we adopted the provisions of SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, which changes the rules for many aspects of timeshare accounting, including revenue recognition, inventory costing and incidental operations. The adoption of SFAS No. 152 resulted in a $4.5 million or $0.14 per diluted share charge for the cumulative effect of a change in accounting principle, net of income tax and minority interest in 2006.

      We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically expected to occur in the quarters ending in September and December each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales may be delayed due to insufficient down payments on purchases under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

      We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect the increased construction and development costs over the past few years to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOI and homesites would adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends affect interest rates, a portion of our debt service costs may increase.

      We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. Refund or rescission periods include those required by law and those provided for in our sales contracts. With respect to VOI sales, the revenue recognition rules require that incentives and other similarly treated items such as customer down payment equity earned through our Sampler Program be considered in calculating the required down payment for our VOI sales. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshold is not met, the VOI sale and the related cost of sale and direct selling costs are deferred and not recognized until the buyer's commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. Further, in cases where all development has not been completed, recognition of income is subject to the percentage-of-completion method of accounting.

      Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

      A portion of our revenues historically has been, and is expected to continue to be, comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Effective January 1, 2006, the portion of these gains related to the reversal of previously recorded allowances for loan losses on the receivables sold is now recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "Vacation Ownership Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

      In addition, we have historically sold VOI receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We currently intend to structure future warehouse purchase facilities so that sales of VOI receivables through these facilities will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables sold to the warehouse purchase facilities until such receivables are subsequently included in a properly structured term securitization transaction. We expect this may impact future quarterly earnings patterns as compared to comparable prior periods.

Critical Accounting Policies and Estimates

      Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our estimated development cost and future sales on recovered VOIs for the purpose of recognizing cost of sales related to VOI sales; our estimate of fair value related to stock-based compensation; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories; golf courses; intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

      We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth net revenue and income from operations by segment.

                                       Bluegreen Resorts       Bluegreen Communities            Total
                                     -----------------------   ----------------------   ----------------------
                                                  Percentage               Percentage               Percentage
                                       Amount      of Sales      Amount     of Sales      Amount     of Sales
                                     ----------   ----------   ---------   ----------   ---------   ----------
Three Months Ended
March 31, 2006

Sales of real estate .............   $   74,135      100%      $  47,625      100%      $ 121,760      100%
Cost of real estate sales ........      (17,047)     (23)        (28,175)     (59)        (45,222)     (37)
                                     ----------                ---------                ---------
Gross profit .....................       57,088       77          19,450       41          76,538       63
Other resort and communities
   operations revenues ...........       14,331       19           2,336        5          16,667       14
Cost of other resort and
   communities operations ........      (14,649)     (20)         (2,131)      (4)        (16,780)     (14)
Selling and marketing
   expenses ......................      (47,433)     (64)         (6,980)     (15)        (54,413)     (45)
Field general and
   administrative expenses (1) ...       (6,201)      (8)         (2,896)      (6)         (9,097)      (7)
                                     ----------                ---------                ---------
Field Operating Profit ...........   $    3,136        4%      $   9,779       21%      $  12,915       11%
                                     ==========                =========                =========

Three Months Ended
March 31, 2007

Sales of real estate .............   $   87,148      100%      $  34,874      100%      $ 122,022      100%
Cost of real estate sales ........      (18,877)     (22)        (17,855)     (51)        (36,732)     (30)
                                     ----------                ---------                ---------
Gross profit .....................       68,271       78          17,019       49          85,290       70
Other resort and communities
   operations revenues ...........       12,838       15           2,180        6          15,018       12
Cost of other resort and
   communities operations ........      (10,029)     (12)         (2,390)      (7)        (12,419)     (10)
Selling and marketing
   expenses ......................      (55,301)     (63)         (5,068)     (15)        (60,369)     (49)
Field general and
   administrative expenses (1) ...       (6,930)      (8)         (2,933)      (8)         (9,863)      (8)
                                     ----------                ---------                ---------
Field Operating Profit ...........   $    8,849       10%      $   8,808       25%      $  17,657       15%
                                     ==========                =========                =========

      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $10.1 million for the three months ended March 31 2006 and $11.2 million for the three months ended March 31, 2007. (See "Corporate General and Administrative Expenses," below, for further discussion).

Sales and Field Operations. Consolidated sales increased $262,000 from $121.8 million during the three months ended March 31, 2006 to $122.0 million during the three months ended March 31, 2007.

Bluegreen Resorts

      During the three months ended March 31, 2006 and 2007, Bluegreen Resorts generated $74.1 million (61%) and $87.1 million (71%) of our total consolidated sales, respectively.

      The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                                     For the Three Months
                                                        Ended March 31,
                                                    -----------------------
                                                       2006         2007
                                                    ---------    ----------

      Number of VOI sales transactions                  7,681         9,119
      Average sales price per transaction           $  10,664    $   10,566
      Gross margin                                         77%           78%

      Bluegreen Resorts' sales increased $13.0 million or 18% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase was due primarily to an increase in same-resort sales at many of our existing sales offices and, to a lesser extent, the opening of new sales offices. Same-resort sales increased by approximately 15% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 and were highlighted by increased sales at The Fountains sales office in Orlando, Florida, our Bluegreen Wilderness Club at Big Cedar sales office in Ridgedale, Missouri, our MountainLoft sales office in Gatlinburg, Tennessee, our Smoky Mountain Preview Center sales office in Sevierville, Tennessee, and our Falls Village sales office in Branson, Missouri. The increase in sales also reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 28% and accounted for approximately 38% of Resort sales during the three months ended March 31, 2007, compared to 33% during the three months ended March 31, 2006. The number of total prospects seen by Bluegreen Resorts remained relatively constant in the first quarter of 2007 compared to the same period in 2006 at approximately 62,000 prospects in both periods. However, our overall sale-to-tour conversion ratio increased from 14% during the first quarter of 2006 to 15% during the first quarter of 2007. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 11% and 12% for the three months ended March 31, 2006 and 2007, respectively. We opened three new sales sites subsequent to March 31, 2006: an offsite sales office in Las Vegas, Nevada (opened in July
2006), and sales offices located at our new properties in Wisconsin Dells, Wisconsin (opened in July 2006) and Williamsburg, Virginia (opened August 2006). The increase in the average sales price per transaction, primarily due to a system-wide price increase during March 2007, also contributed to the overall increase in resort sales.

      Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three months ended March 31, 2007, our gross margin was positively impacted by approximately $1.2 million as a result of adjustments to cost of real estate sales related to our retroactive application of the estimated gross margins based on project lives as required by SFAS No. 152, and the previously discussed price increase. These increases were partially off-set during the three months ended March 31, 2007 by a higher proportion of sales of VOIs in relatively higher cost resorts as a result of rising construction costs.

      Other resort operations revenue decreased $1.5 million or 10% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease in 2007 represents minimal 2007 sales of mini-vacation packages on behalf of third parties. During 2006, we began transitioning our mini-vacation package business from primarily selling the packages to third-parties to using the sales tours generated by mini-vacations primarily for use at our own sales offices. This had the effect of increasing the profitability of our other resort operations but increasing our selling and marketing costs. The decrease was partially off-set by higher title processing fees on our VOI sales earned by our wholly-owned title company as well as higher resort management fees earned by our resort management company. Resort management fees increased in the aggregate due to an increase in the number of resorts to which management such services are provided.

      Cost of other resort operations decreased $4.6 million or 32% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease during 2007 primarily reflects the lower cost of mini-vacations sold on behalf of third parties due, as previously discussed, due to the reduction in related revenues.

      Selling and marketing expenses for Bluegreen Resorts increased $7.9 million or 17% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. As a percentage of sales, selling and marketing expenses decreased from 64% during the three months ended March 31, 2006 to 63% during the three months ended March 31 2007. The increase in selling and marketing expenses during the first quarter 2007 as compared to the same period in 2006 reflects the overall increase in sales, higher marketing expenses as a percentage of sales at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. As a percentage of sales, our marketing costs decreased primarily a result of increased sales to owners, which generally carry lower marketing costs. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      Field general and administrative expenses for Bluegreen Resorts increased $729,000 or 12% during the three months March 31, 2007, as compared to the three months ended March 31, 2006, reflecting the overall cost of operating additional sales and support offices.

      As of December 31, 2006 and March 31, 2007, Bluegreen Resorts had $614,000, and $857,000, respectively, of sales and $345,000 and $490,000, respectively of field operating profit deferred under percentage-of-completion accounting. Additionally, as of March 31, 2007, approximately $32.8 million and $18.4 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because the buyers did not make the minimum required initial investment as compared to $27.3 million and $15.3 million of sales and field operating profit, respectively, as of December 31, 2006.

Bluegreen Communities

      During the three months ended March 31, 2006 and 2007, Bluegreen Communities generated $47.6 million (39%) and $34.9 million (29%) of our total consolidated sales, respectively.

      The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                            For the Three Months
                                              Ended March 31,
                                          -----------------------
                                             2006           2007
                                          ------------   ---------
      Number of homesites sold                     434         324
      Average sales price per homesite    $     70,918   $  82,532
      Gross margin                                  41%         49%

      Bluegreen Communities' sales decreased $12.8 million or 27% during the first quarter of 2007 as compared to the same period in 2006 as a result of several of our more mature developments either approaching sell out or selling out after March 31, 2006, partially offset by sales generated at new Bluegreen Communities that commenced sales subsequent to the first quarter of 2006. Before giving effect to the percentage-of-completion method of accounting, and the legal rescission period, during the first quarter of 2007 we entered into contracts to sell homesites totaling $32.8 million, as compared to $44.7 million during the first quarter of 2006. These sales consisted of real estate sold at the following properties:

                                          Properties Not Substantially Sold Out
                                              at March 31, 2007 (in 000's)
                                          -------------------------------------
    Project                                   2006          2007     Difference
    -----------------------------------   ------------   ---------   ----------
    Chapel Ridge ......................   $      5,496   $   5,016   $     (480)
    Mystic Shores .....................          9,150       7,557       (1,593)
    Havenwood at Hunter's Crossing ....          2,327       4,377        2,050
    Lake Ridge at Joe Pool Lake .......          4,873       2,698       (2,175)
    Vintage Oaks at the Vineyard ......             --       4,497        4,497
    The Bridges at Preston Crossings ..             --       2,702        2,702
    SugarTree on the Brazos ...........            540         670          130
    Saddle Creek Forest ...............          2,707       1,489       (1,218)
    The Settlement at Patriot Ranch ...            895       1,617          722
    King Oaks .........................             --       1,906        1,906
                                          ------------   ---------   ----------
       Total ..........................   $     25,988   $  32,529   $    6,541
                                          ============   =========   ==========

                                           Properties Substantially Sold Out
                                              at March 31, 2007 (in 000's)
                                          -------------------------------------
      Project                                 2006         2007      Difference
      ---------------------------------   ------------   ---------   ----------

      Sanctuary Cove at St. Andrews
         Sound ........................   $      2,901          --   $   (2,901)
      Fairway Crossings ...............            198          41         (157)
      Mountain Springs Ranch ..........          4,987          --       (4,987)
      Big Country .....................          7,000          --       (7,000)
      Catawba Falls Preserve ..........          2,376          --       (2,376)
      Brickshire ......................            544         188         (356)
      Ridge Lake Shores ...............            577          37         (540)
      Miscellaneous ...................            176          --         (176)
                                          ------------   ---------   ----------
         Total ........................   $     18,759   $     266   $  (18,493)
                                          ============   =========   ==========

      Also contributing to lower sales in the first quarter of 2007 as compared to 2006 was the 2006 bulk sale of Big Country, and the net recognition of approximately $4.5 million in 2006 of revenue previously deferred as a result of the application of the percentage-of-completion method of accounting. These decreases were partially off-set by the recognition in the first quarter of 2007 of approximately $5.8 million of sales made in 2006 that were pending final platting, net of revenue which was pending final platting in 2006 which was deferred under the percentage-of-completion accounting at March 31, 2007.

      As noted above, certain of our properties substantially sold out earlier in 2006 than previously anticipated as a result of the strong demand for our communities and our challenge to replace sold-out properties with new communities with similar profit margins. Although there is no assurance that we will be successful, we are continually exploring the acquisition of properties in markets where we currently conduct business, and in new regions of the country, in an attempt to maintain appropriate levels of properties in our portfolio.

      Bluegreen Communities' gross margin increased from 41% in 2006 to 49% in 2007. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales and is expected to approximate these percentages for the foreseeable future. In addition, during the first quarter of 2006 our gross margin was negatively impacted by the bulk sale of Big Country, which had a relatively low margin.

      Selling and marketing expenses for Bluegreen Communities decreased $1.9 million or 27% during the three months ending March 31, 2007, as compared to the same period in 2006. As a percentage of sales, selling and marketing expenses for Bluegreen Communities was 15% during the three months ended March 31, 2007 and 2006. These expenditures decreased in total during the three months ended March 31, 2007 due to lower commissions earned as a result of lower sales during the first quarter of 2007 as compared to the first quarter of 2006.

      Bluegreen  Communities'  general  and  administrative   expenses  remained
relatively constant from the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

      As of December 31, 2006, Bluegreen Communities had $18.6 million of sales and $7.7 million of Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2007, Bluegreen Communities had $19.0 million of sales and $7.6 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, resorts' acquisition and development, mortgage servicing, treasury and legal. Such expenses were $10.1 million and $11.2 million for the three months ended March 31, 2006 and 2007, respectively.

      Corporate general and administrative expenses increased $1.1 million or 11% during the first quarter of 2007 as compared to the first quarter of 2006. This increase was primarily driven by increased overhead cost such as accounting, human resources, and legal fees partially off-set by higher fees earned by our mortgage servicing business. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through our VOI receivables purchase facilities.

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $8.2 million and $9.8 million during the three months ended March 31, 2006 and March 31, 2007, respectively. The increase in interest income during the three months ended March 31, 2007, as compared to the same periods in 2006 was due primarily to higher interest accretion on our retained interest in notes receivable sold and higher average vacation ownership notes receivable balances during the first quarter of 2007 as compared to the same period in 2006.

Gain on Sales of Notes Receivable. During the three months ended March 31, 2006 and 2007, we sold $40.9 million and $51.2 million, respectively, of VOI notes receivable that qualified for off-balance sheet sales treatment under SFAS No.
140. In connection with these sales, we recognized gains on sales of notes receivable of $7.0 million and $8.0 million during the three months ended March 31, 2006 and 2007, respectively. As required under SFAS No. 152, approximately $6.5 million and $8.0 million of the gains were recorded as an increase to VOI sales for the three months ended March 31, 2006 and 2007, respectively.

      The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant VOI receivables purchase facility (as described further below) and management's discretion. The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance  sheet  structures  in the  future.  In 2006,  we  structured  a VOI receivables purchase facility that is used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. No gains are recognized on the sales of receivables to this facility until the receivables are included in an appropriately structured term securitization transaction. We expect to continue this accounting treatment for similarly structured facilities in the foreseeable future. As a result, we expect that the volatility of our quarterly earnings will increase prospectively, but we do not anticipate that this will materially impact annual earnings, assuming the continued availability of the facilities and ultimate securitizations.

Interest Expense. Interest expense was $3.3 million and $5.2 million during the three months ended March 31, 2006 and 2007, respectively. The increase in interest expense during the three months ended March 31, 2007, as compared to 2006, was primarily as a result of higher average debt outstanding and rising interest rates partially offset by increased capitalized interest on current development activity. Average debt outstanding during the first quarter of 2007 increased in part as a result of the issuance of $51.5 million in trust preferred debt since March 31, 2006.

      Total interest expense capitalized to construction in progress was $2.6 million and $3.4 million for the three months ended March 31, 2006 and 2007, respectively.

Provision for Loan Losses. We recorded provisions for loan losses totaling $10.6 million and $11.4 million during the three months ended March 31, 2006 and 2007, respectively. This provision was based on our estimated losses on originated VOI receivables, excluding any benefit for the value of future recoveries, and is reflected as a reduction of VOI sales. The 7% increase in the provision for loan losses during the first quarter of 2007 compared to the first quarter of 2006 was primarily due to increases in Bluegreen Resorts sales, approximately 95% of which are historically financed by us.

The allowance for loan losses by division as of December 31, 2006 and March 31, 2007 was as follows:

                                          Bluegreen     Bluegreen
                                           Resorts     Communities     Other       Total
                                         -----------   -----------   --------   -----------
                                                             (in thousands)
December 31, 2006:
Notes receivable .....................   $   150,649   $     6,915   $    186   $   157,750
Allowance for loan losses ............       (13,140)         (173)      (186)      (13,499)
                                         -----------   -----------   --------   -----------
Notes receivable, net ................   $   137,509   $     6,742   $     --   $   144,251
                                         ===========   ===========   ========   ===========
Allowance as a % of gross notes
   receivable ........................             9%            3%       100%            9%
                                         ===========   ===========   ========   ===========

March 31, 2007:
Notes receivable .....................   $   156,174   $     6,707   $    186   $   163,067
Allowance for loan losses ............       (11,761)         (209)      (186)      (12,156)
                                         -----------   -----------   --------   -----------
Notes receivable, net ................   $   144,413   $     6,498   $     --   $   150,911
                                         ===========   ===========   ========   -----------
Allowance as a % of gross notes
   receivable ........................             8%            3%       100%            7%
                                         ===========   ===========   ========   ===========

Other Expense, Net. Other expense, net was $635,000 for the three months ended March 31, 2006 as compared to $951,000 for the three months ended March 31, 2007. The increase in other expense, net, during the three months ended March 31, 2007 compared to the same period in 2006 was primarily a result of a charge of approximately $525,000 for the loss on disposal of various fixed assets.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $1.0 million and $1.6 million during the three months ended March 31, 2006 and 2007, respectively, before the cumulative effect of change in accounting principle.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2007 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate. Additionally, in March of 2007, we received notice from the IRS that our 2004 federal income tax return had been selected for examination.

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

Summary. Based on the factors discussed above, our net (loss)/income was $(463,000) and $5.3 million during the three months ended March 31, 2006 and 2007, respectively.

Changes in Financial Condition

      The following table summarizes our cash flows for the three months ended March 31, 2006 and 2007 (in thousands):

                                                  For the Three Months Ended
                                                -------------------------------
                                                March 31, 2006   March 31, 2007
                                                --------------   --------------

Cash flows used in operating activities ......  $      (20,198)  $      (25,290)
Cash flows provided by investing activities ..           3,351            1,233
Cash flows provided by financing activities ..           3,919            7,533
                                                --------------   --------------
Net decrease in cash and cash equivalents ....  $      (12,928)  $      (16,524)
                                                ==============   ==============

Cash Flows From Operating Activities. Cash flows used in operating activities decreased $5.1 million or 25% from an outflow of $20.2 million during the three months ended March 31, 2006 to an outflow of $25.3 million during the three months ended March 31, 2007. The decrease in cash flows used in operating activities during the three months ended March 31, 2007 compared to the same period the prior year was primarily the result of higher inventory development spending and an increase in notes receivable due to increased VOI sales.
Partially offsetting the decrease in cash flows from operations was higher proceeds from the sale of notes receivable during the three months ended March 31, 2007, as compared to the same period in 2006.

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

Cash Flows From Investing Activities. Cash flows provided by investing activities decreased $2.1 million or 64% from an inflow of $3.3 million during the three months ended March 31, 2006 to an inflow of $1.2 million during the three months ended March 31, 2007. This decrease was due primarily to lower amounts of cash received from our retained interests in notes receivable sold. The cash received on our retained interest varies based on the total retained interest outstanding, whether or not a sufficient reserve balance has been met (if required), and the timing of the actual cash distribution. During the three months ended March 31, 2006, we received $7.8 million when we satisfied a unique trigger in our 2004 Term Securitization transaction as cash was received on the related retained interest in notes receivable sold from a general reserve account. There are no similar triggers impacting our retained interests in notes receivable sold at March 31, 2007. In addition, during the three months ended March 31, 2007, we capitalized investments of $619,000 into statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in our junior subordinated debentures (see "Liquidity and Capital Resources"). No such amounts were capitalized during the three months ended March 31, 2006.

Cash Flows From Financing Activities. Cash flows provided by financing activities increased $3.6 million or 92% from a cash inflow of $3.9 million during the three months ended March 31, 2006 to a cash inflow of $7.5 million during the three months ended March 31, 2007. These increases were primarily related to the receipt of $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and higher borrowings under our existing lines-of-credit during the period ended March 31, 2007. These increases were partially offset by higher debt payments in 2007.

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

      The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2007. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2007. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Purchase Facilities - Off-Balance Sheet Arrangements

      Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the three months ended March 31, 2007, approximated 63% of sales. Accordingly, having facilities available for the hypothecation or sale of these VOI receivables is a critical factor to our ability to meet our short and long-term cash needs.

      The 2006 GE Purchase Facility. In March 2006, we executed agreements for a VOI receivables purchase facility (the "2006 GE Purchase Facility") with General Electric Capital Corporation ("GE"). The 2006 GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2006 GE Purchase Facility. The 2006 GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the 2006 GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006 GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006, which is being amortized on a straight-line basis through March 2008. Subject to the terms of the agreements, we act as servicer under the 2006 GE Purchase Facility for a fee.

      The 2006 GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase under the 2006 GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the 2006 GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the GE Purchase Facility equaling $125.0 million; (ii) our breach of the representations or warranties in the 2006 GE Purchase Facility; (iii) our failure to perform our covenants in the 2006 GE Purchase Facility; (iv) our commencement of bankruptcy or similar proceedings; (v) the amount of any advance under the 2006 GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold; (vii) recovery rates falling below a pre-determined amount;
(viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the 2006 GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.3 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures and receivable-backed debt of no more than $600 million) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club falling below approximately
930.7 million points; (xiii) our ceasing to conduct the VOI business or to originate VOI receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the 2006 GE Purchase Facility.

      The 2006 GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. During the first quarter of 2007, we sold $51.2 million in vacation ownership receivables under the 2006 GE Purchase Facility for an aggregate purchase price of $46.0 million. As of March 31, 2007, the remaining availability under the 2006 GE Purchase Facility was $14.2 million in cumulative purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

      The 2006 GE Purchase Facility discussed above, the 2006 BB&T Purchase Facility, the GMAC Receivables Facility, and the GE Bluegreen/Big Cedar Facility discussed below under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories" are the only ongoing receivables facilities under which we currently have the ability to monetize our VOI notes receivable. Factors which could adversely impact our ability to obtain new or additional VOI receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with VOI companies; a deterioration in the performance of our VOI notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurance that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell VOI receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

      We have historically chosen to monetize our receivables through facilities such as the 2006 GE Purchase Facility and through periodic term securitization transactions, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement.

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

      The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                       December 31,    March 31,
                                                           2006          2007
                                                      --------------  ----------
On Balance Sheet:
Retained interests in notes receivable sold ...       $      130,623  $  133,717

Off Balance Sheet:
Notes receivable sold without recourse ........              540,536     553,123
Principal balance owed to note receivable
   purchasers .................................              503,854     516,463

                                                       Three Months Ended
                                                 ------------------------------
                                                 March 31, 2006  March 31, 2007
                                                 --------------  --------------
Income Statement:
Gain on sales of notes receivable (1) .........  $        7,011  $         7,967
Interest accretion on retained interests in
   notes receivable sold ......................           2,578            4,234
Servicing fee income ..........................           1,645            2,135

(1)   Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

      As required under SFAS No. 152, approximately $6.5 million and $8.0 million of the gain were recorded as an increase to VOI sales for the three months ended March 31, 2006 and 2007, respectively.

Credit Facilities for Bluegreen's Receivables and Inventories

      In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of March 31, 2007 (see further discussion below):

                       Outstanding
                        Borrowings   Availability as     Advance Period
                       as of March    of March 31,         Expiration;        Borrowing       Borrowing     Current
Credit Facility          31, 2007         2007         Borrowing Maturity       Limit            Rate        Rate
-------------------------------------------------------------------------------------------------------------------
The GMAC             $ 15.1 million  $  59.9 million  February 15, 2008;   $  75.0 million  30-day LIBOR     9.32%
Receivables                                           February 15, 2015                     + 4.00%
Facility

The GMAC             $ 35.1 million  $ 114.9 million  February 15, 2008;   $ 150.0 million  30-day LIBOR     9.82%
AD&C Facility                                         August 15, 2013                       + 4.50%

2006 BB&T            $           --  $ 137.5 million  May 25, 2008;        $ 137.5 million  30-day LIBOR     6.57%
Purchase                                              March 5, 2019                         + 1.25%
Facility

The GMAC             $ 61.7 million  $  13.3 million  September 30, 2008;  $  75.0 million  Prime + 1.00%    9.25%
Communities                                           September 30, 2009
Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the three months ended March 31, 2007, we did not pledge any VOI receivables under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. There were no borrowings under this facility during the three months ended March 31, 2007.

The 2006 BB&T Purchase Facility. In June 2006, we executed agreements for a VOI receivables purchase facility (the "2006 BB&T Purchase Facility") with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2006 BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, a variable purchase price of approximately 85% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. In addition, we will pay BB&T structuring and other fees totaling $1.7 million over the term of the facility and we will act as servicer under the 2006 BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008.

      There were no outstanding amounts due under this facility as of March 31, 2007. In April 2007, we transferred $20.4 million of VOI notes receivable to the BB&T Purchase Facility and received $17.3 million in cash proceeds. Immediately following the transaction, we had $120.2 million of remaining availability under the BB&T Purchase Facility.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Subsidiary entered into a $45.0 million revolving VOI receivables credit facility (the "GE Bluegreen/Big Cedar Receivables Facility") with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Subsidiary in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009 and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE's interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR plus 1.75%. The Subsidiary was required to pay an upfront loan commitment fee of $225,000 in connection with the GE Bluegreen/Big Cedar Receivables Facility. On April 20, 2007, the Subsidiary pledged $26.8 million in aggregate principal balance of notes receivable under the facility and received $25.7 million in cash proceeds, net of issuance costs.

The Foothill Facility. We are currently seeking to renew a $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we could also borrow up to $10.0 million of the facility collateralized by the pledge of VOI receivables. For further details on this facility, see "Credit Facilities for Bluegreen Communities' Receivables and Inventories" below.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We are currently seeking to renew a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.5% at March 31, 2007). Interest payments are due monthly. Subject to a minimum monthly interest charge of $15,000, the interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at March 31, 2007) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at March 31, 2007). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. There can be no assurances that we will renew the Foothill Facility on favorable terms, if at all.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the "GMAC Communities Facility") for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunter's Crossing (New Braunfels, Texas); The Bridges at Preston Crossing (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the
Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to repay outstanding indebtedness on Bluegreen Communities projects, finance the acquisition and development of Bluegreen Communities projects and for general corporate purposes.

      In February 2007, we acquired 350 acres near St. Simons Island, Georgia, for $18.0 million for a new community to be called Sanctuary River Club at St. Andrews Sound. We borrowed $12.6 million under the GMAC Communities Facility in connection with the acquisition of this property.

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

Trust Preferred Securities

      We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to the trust preferred securities.

      On February 26, 2007, one of the Trusts, Bluegreen Statutory Trust VI ("BST VI") issued $20.0 million of trust preferred securities. BST VI used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.84% through April 2012, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.80% until the scheduled maturity date of April 30, 2037. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $619,000 to BST VI in exchange for its common securities, all of which are owned by us. Those proceeds were also used by BST VI to purchase an identical amount of junior subordinated debentures from us. The terms of BST VI's common securities are nearly identical to the trust preferred securities.

      We had the following junior subordinated debentures outstanding at March 31, 2007 (dollars in thousands):

                            Outstanding   Initial
                             Amount of     Equity              Fixed                  Beginning
                               Junior        To              Interest     Variable     Optional
                            Subordinated   Trust     Issue     Rate    Interest Rate  Redemption  Maturity
          Trust              Debentures     (3)      Date       (1)         (2)           Date      Date
----------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                       3-month
Trust I ..................  $     23,196  $   696   3/15/05    9.160%       LIBOR       3/30/10    3/30/35
                                                                          + 4.90%
Bluegreen Statutory                                                       3-month
Trust II .................        25,774      774   5/04/05    9.158%       LIBOR       7/30/10    7/30/35
                                                                          + 4.85%
Bluegreen Statutory                                                       3-month
Trust III ................        10,310      310   5/10/05    9.193%       LIBOR       7/30/10    7/30/35
                                                                          + 4.85%
Bluegreen Statutory                                                       3-month
Trust IV .................        15,464      464   4/24/06   10.130%       LIBOR       6/30/11    6/30/36
                                                                          + 4.85%
Bluegreen Statutory                                                       3-month
Trust V ..................        15,464      464   7/21/06   10.280%       LIBOR       9/30/11    9/30/36
                                                                          + 4.85%
Bluegreen Statutory                                                       3-month
Trust VI .................        20,619      619   2/26/07    9.842%       LIBOR       4/30/12    4/30/37
                                                                          + 4.80%
                            ---------------------

                            $    110,827  $ 3,327
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

(3) Initial equity in trust is recorded as part of Other assets in our Condensed Consolidated Balance Sheets.

Unsecured Credit Facility

      In July 2006, we executed agreements to renew our $15.0 million unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 2.00% (7.32% at March 31, 2007). Interest is due monthly and all outstanding amounts are due on June 30, 2007. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active vacation ownership receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of March 31, 2007, no borrowings were outstanding under the line. However, an aggregate of

$463,000 of irrevocable letters of credit were provided under this line-of-credit of which $428,000 was required in connection with the obtaining of plats for one of our Bluegreen Communities projects. This line-of-credit is an available source of short-term liquidity for us.

Commitments

      Our material commitments as of March 31, 2007 include the required payments due on our receivable-backed debt, lines-of-credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of March 31, 2007, by period due (in thousands):

                                                        Payments Due by Period
                                      -----------------------------------------------------------

      Contractual Obligations         Less than     1 -- 3      4 -- 5     After 5
        and Outstanding Debt           1 year       Years       Years       Years         Total
-----------------------------------   ---------   ----------   --------   ----------   ----------
Receivable-backed notes payable       $      17   $    3,739   $     --   $   15,115   $   18,871
Lines-of-credit and notes payable        37,372       83,516        556        3,286      124,730
10.50% senior secured notes payable          --       55,000         --           --       55,000
Junior subordinated debentures               --           --         --      110,827      110,827
Noncancelable operating leases            9,934       14,728      8,691        1,674       35,027
                                      ---------   ----------   --------   ----------   ----------
Total contractual obligations         $  47,323   $  156,983   $  9,247   $  130,902   $  344,455
                                      =========   ==========   ========   ==========   ==========

                                                        Payments Due by Period
                                      -----------------------------------------------------------

                                      Less than     1 -- 3      4 -- 5     After 5
      Interest Obligations (1)         1 year        Years      Years       Years        Total
-----------------------------------   ---------   ----------   --------   ----------   ----------
Receivable-backed notes payable       $   1,746   $    3,077   $  2,818   $    2,113   $    9,754
Lines-of-credit and notes payable         9,662       11,204        522        4,584       25,972
10.50% senior secured notes payable       5,775           --         --           --        5,775
Junior subordinated debentures           10,618       21,236     21,236      271,980      325,070
                                      ---------   ----------   --------   ----------   ----------
Total contractual obligations         $  27,801   $   35,517   $ 24,576   $  278,677   $  366,571
                                      =========   ==========   ========   ==========   ==========

(1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at March 31, 2007.

      We intend to use cash flow from operations, including cash received from the sale of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments in the contractual obligations. While we believe that we will be able to meet all required debt payments when due, there can be no assurance that this will be the case.

      As noted above, we have $463,000 in letters-of-credit outstanding at March 31, 2007, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A. The majority of these letters-of-credit are required in connection with obtaining governmental approval of plats for one of our Bluegreen Communities projects.

      We estimate that the total cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $10.8 million as of March 31, 2007. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $39.6 million as of March 31, 2007. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      We believe that our existing cash, anticipated cash generated from operations, anticipated new permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities, and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Item 4. Controls and Procedures.

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      b) There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest in which they seek to develop their prior reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the prior reserved mineral interests of the plaintiffs from being developed and that a duty to exercise the right to lease the minerals to third parties for development exists and has been breached. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling and, at this time, is unable to predict the ultimate resolution of the litigation. The appeal is styled, Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas.

      One of the amenity lakes in the Mountain Lakes development has not reached the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest has been and continues to investigate the causes and circumstances for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3,000,000 and as such was accrued during the year ended December 31, 2006.

      In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported "Class Action Complaint" on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.'s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorney's fees and treble damages of unspecified amounts. In February of 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. On March 16, 2007, the Court denied a motion filed by Leisure Path and Bluegreen Corporation to dismiss the Doxeys as parties to the lawsuit. Leisure Path and Bluegreen Corporation intend to vigorously contest this action. Vacation Station, LLC and its owner have each filed for bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We did not repurchase any of our equity securities  registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2007, there were 694,500 shares remaining for purchase under our current repurchase program.

Item  6. Exhibits.

         Exhibits:

         10.87 Loan and Security Agreement, dated April 16, 2007 among Bluegreen/Big Cedar Vacations, LLC, as borrower and General Electric Capital Corporation, as Lender.

         10.88    Revolving   Promissory   Note,   dated  April  16,  2007  from
                  Bluegreen/Big Cedar Vacations, LLC, as borrower to General Electric Capital Corporation, as Lender.

         10.150 Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius.

         10.216 Construction Loan and Security Agreement by and among Textron Financial Corporation and Bluegreen Vacations Unlimited, Inc. and Bluegreen Corporation, as of March 23, 2007.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date: May 9, 2007        By: /S/ JOHN M. MALONEY, JR.
                             --------------------------------------------------
                                 John M. Maloney, Jr.,
                                 President and Chief Executive Officer

Date: May 9, 2007        By: /S/ ANTHONY M. PULEO
                             --------------------------------------------------
                                 Anthony M. Puleo,
                                 Senior Vice President, Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

Date: May 9, 2007        By: /S/ RAYMOND S. LOPEZ
                             --------------------------------------------------
                                 Raymond S. Lopez,
                                 Vice President and Chief Accounting Officer
                                 (Principal Accounting Officer)