Form 10-K/A
period 2006-12-31
BLUEGREEN CORP
filed 2007-07-03
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                     [LOGO]
                                  bluegreen(R)

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

         Title of each class           Name of each exchange on which registered
    Common Stock, $.01 par value                 New York Stock Exchange

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

Yes |X|   No [ ]

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

                                EXPLANATORY NOTE

We are filing  this  Amendment  No. 1 to Form 10-K for the annual  period  ended
December 31, 2006 to restate our Consolidated Statements of Cash Flows and corresponding financial information for the years ended December 31, 2004, 2005 and, 2006 to correctly reflect the classification of borrowings collateralized by notes receivable as financing activities. Previously, we reported cash flows from borrowings collateralized by notes receivable as operating activities in the Consolidated Statements of Cash Flows as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations. As this previous classification is not provided for in Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of
Cash Flow, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, relative to borrowings collateralized by notes receivable, we are restating our Consolidated Statement of Cash Flows, with conforming changes to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, we have modified our Consolidated Statements of Income to conform to the presentation required under SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. Such presentation requires that estimated uncollectible notes receivable generated from VOI sales (i.e., the provision for loan losses) be shown on the face of the Consolidated Statement of Income as a reduction to gross sales of real estate. We had previously provided such information in the footnotes to the financial statements thereto.

Other changes relate to certain other disclosures in Item 1 and Item 7.

The restatement does not affect our consolidated financial condition at December 31, 2005, and 2006, or our results of operations and related earnings per share amounts for the years ended December 31, 2004, 2005, and 2006. See Note 1 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K, as originally filed with the SEC on March 16, 2007, for the year ended December 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 16, 2007.

                              BLUEGREEN CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I
                                                                            Page

Item 1. BUSINESS ..........................................................    1

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .........................................   28

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   53

Item 9A. CONTROLS AND PROCEDURES ..........................................   98

                                    PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES ..........................  100

SIGNATURES ................................................................  101

EXHIBIT INDEX .............................................................  103

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

                Bluegreen-Owned Resorts (1)(2)                           Location
     --------------------------------------------------     ----------------------------------
     Daytona SeaBreeze (3)                                  Daytona Beach Shores, Florida
     The Hammocks at Marathon (3)                           Marathon, Florida
     The Fountains (3)                                      Orlando, Florida
     Orlando's Sunshine Resort I & II (3)                   Orlando, Florida
     Casa Del Mar Beach Resort                              Ormond Beach, Florida
     Grande Villas at World Golf Village (3)                St. Augustine, Florida
     Solara Surfside (3)                                    Surfside, Florida
     Mountain Run at Boyne (3)                              Boyne Falls, Michigan
     The Falls Village (3)                                  Branson, Missouri
     Bluegreen Wilderness Club at Big Cedar (3)(4)          Ridgedale, Missouri
     The Suites at Hershey (3)                              Hershey, Pennsylvania
     The Lodge Alley Inn (3)                                Charleston, South Carolina
     Carolina Grande (3)                                    Myrtle Beach, South Carolina
     Harbour Lights (3)                                     Myrtle Beach, South Carolina
     SeaGlass Tower (3)                                     Myrtle Beach, South Carolina
     Shore Crest Vacation Villas I & II (3)                 North Myrtle Beach, South Carolina
     MountainLoft (3)                                       Gatlinburg, Tennessee
     Laurel Crest (3)                                       Pigeon Forge, Tennessee
     Shenandoah Crossing (3)                                Gordonsville, Virginia
     Christmas Mountain Village (3)                         Wisconsin Dells, Wisconsin
     La Cabana Beach and Racquet Club (5)                   Oranjestad, Aruba

                   Other Resorts (1)                                     Location
     -------------------------------------------            ----------------------------------
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

Bluegreen Communities acquires and develops land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. Prior to acquiring undeveloped land, we consider market depth and attempt to forecast market absorption. In new market areas, we typically engage a third-party to perform a market study in the area to evaluate market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. Our ability to bond projects to completion and/or provide a corporate guaranty generally allows us to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to the approval of both our Management Investment Committee and Investment Committee of our Board of Directors.

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

                                                           The                     Orlando's
                                         Daytona         Hammocks        The        Sunshine    Casa Del Mar
Resort                                  SeaBreeze      at Marathon    Fountains      Resort     Beach Resort
                                      ----------------------------------------------------------------------
                                         Daytona                                                   Ormond
                                      Beach Shores,     Marathon,      Orlando,     Orlando,       Beach,
Location                                    FL              FL            FL           FL            FL
                                      ----------------------------------------------------------------------
Year acquired (1)                           2005            2003          2003         1997           2003
Number of vacation homes completed            80              58           382           90             43
Number of vacation homes under
 construction                                 --              --            91           --             --
Number of future vacation homes (2)           --              --           279           --             --
Total current and future vacation
 homes                                        80              58           752           90             43
Percentage of total current and
 future vacation homes sold (3)               73%             87%           54%          99%            85%
Estimated remaining life-of-project
 sales (in millions) (4)                 $  12.9         $  10.5       $ 339.4      $   6.3        $   3.9


                                                                                               Bluegreen
                                       Grande Villas     Solara                                Wilderness
                                       at World Golf    Surfside     Mountain     The Falls   Club at Big
Resort                                    Village        Resort    Run at Boyne    Village       Cedar
                                      ---------------------------------------------------------------------
                                      St. Augustine,   Surfside,   Boyne Falls,    Branson,    Ridgedale,
Location                                    FL             FL           MI            MO           MO
                                      ---------------------------------------------------------------------
Year acquired (1)                            2003         2001          2002          1997         2000
Number of vacation homes
 completed                                     92           58           104           144          249
Number of vacation homes under
 construction                                  60           --            --             9           --
Number of future vacation homes (2)            75           --            --            66           75
Total current and future
 vacation homes                               227           58           104           219          324
Percentage of total current and
 future vacation homes sold(3)                 36%          99%           72%           49%          45%
Estimated remaining
 life-of-project sales (in
 millions) (4)                            $ 139.9      $   6.8       $  15.1       $ 102.3      $ 123.0

                                       The Suites at    The Lodge      Carolina        Harbour         SeaGlass
Resort                                    Hershey       Alley Inn       Grande          Lights          Tower
                                      -----------------------------------------------------------------------------
                                         Hershey,      Charleston,   Myrtle Beach,   Myrtle Beach,   Myrtle Beach,
Location                                    PA              SC            SC              SC              SC
                                      -----------------------------------------------------------------------------
Year acquired (1)                           2004           1998           2005            1997            2005
Number of vacation homes completed            79             90            118             252             144
Number of vacation homes under
 construction                                 --             --             --              --              --
Number of future vacation homes (2)           --             --             --             104              --
Total current and future vacation
 homes                                        79             90            118             356             144
Percentage of total current and
 future vacation homes sold (3)               71%            96%            78%             86%              4%
Estimated remaining life-of-project
 sales (in millions) (4)                  $ 18.4         $  2.3         $ 19.5          $ 89.0          $ 81.9


                                        Shore Crest                                                 Christmas
                                         Vacation       Mountain        Laurel        Shenandoah     Mountain
Resort                                    Villas          Loft          Crest          Crossing      Village
                                      -------------------------------------------------------------------------
                                       North Myrtle                                                 Wisconsin
                                          Beach,      Gatlinburg,   Pigeon Forge,   Gordonsville,     Dells,
Location                                    SC             TN             TN              VA            WI
                                      -------------------------------------------------------------------------
Year acquired (1)                           1996           1994           1995            1997           1997
Number of vacation homes completed           240            284            152             162            309
Number of vacation homes under
 construction                                 --             --             --              --             --
Number of future vacation homes (2)           --            130             50             100             52
Total current and future vacation
 homes                                       240            414            202             262            361
Percentage of total current and
 future vacation homes sold (3)               94%            37%            65%             60%            68%
Estimated remaining life-of-project
 sales (in millions) (4)                 $   8.8        $ 252.6        $  64.1         $ 115.1        $ 183.9

                                         La Cabana
                                         Beach and
Resort                                 Racquet Club
                                      --------------
                                        Oranjestad,
Location                                   Aruba
                                      --------------
Year acquired (1)                          1997
Number of vacation homes completed          449
Number of vacation homes under
 construction                                --
Number of future vacation homes (2)          --
Total current and future vacation
 homes                                      449
Percentage of total current and
 future vacation homes sold  (3)             94%
Estimated remaining life-of-project
 sales (in millions) (4)                 $ 21.0

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

The following table provides additional information about the significant Bluegreen Communities projects listed above:


                                                    Chapel        Mystic      Lake Ridge at
Community                                            Ridge        Shores      Joe Pool Lake    King Oaks
                                                 ---------------------------------------------------------
                                                    Chatham    Canyon Lake,    Cedar Hill,      College
Location                                          County, NC        TX             TX         Station, TX
                                                 ---------------------------------------------------------
Year acquired (1)                                     2004          1999            1994           2006
Total acreage                                        1,040         7,401           3,166            953
Number of homesites anticipated (2)                    779         2,328           2,451            432
Percentage of anticipated homesites sold (3)            69%           81%             88%             3%
Estimated remaining life-of-project sales
(in millions) (4)                                  $  33.9       $  36.0         $  42.7        $  28.5


                                                                                  Havenwood at     Vintage Oaks
                                                The Bridges at    Saddle Creek      Hunter's          at the
Community                                      Preston Crossing      Forest         Crossing         Vineyard
                                              -------------------------------------------------------------------
                                                Grayson County,     Magnolia,    New Braunfels,   New Braunfels,
Location                                              TX               TX              TX               TX
                                              -------------------------------------------------------------------
Year acquired (1)                                      2006             2005            2005             2006
Total acreage                                         1,580            1,053           1,263            3,300
Number of homesites anticipated (2)                   2,007              544             679            2,019
Percentage of anticipated homesites sold (3)              3%              63%             31%               5%
Estimated remaining life-of-project sales
 (in millions) (4)                                  $ 165.4          $  12.3         $  34.4          $ 142.0

                                                      SugarTree on
Community                                              the Brazos
                                                    ---------------
                                                     Parker County,
Location                                                   TX
                                                    ---------------
Year acquired (1)                                         2004
Total acreage                                              429
Number of homesites anticipated (2)                        346
Percentage of anticipated homesites sold (3)                41%
Estimated remaining life-of-project sales
 (in millions) (4)                                       $12.2

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

The weighted-average interest rate on our owned notes receivable by division was as follows:

                                            As of December 31,
                                        -------------------------
                  Division                2005             2006
         --------------------------       ----             ----
         Bluegreen Resorts..........      14.8%            14.3%
         Bluegreen Communities......      10.7%            11.9%
         Consolidated...............      14.6%            14.2%

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

           Average Annual Default Rates                Year Ended December 31,
           ----------------------------------    ----------------------------------

                      Division                        2004      2005      2006
           ------------------------------             ----      ----      ----
           Bluegreen Resorts ............             8.5%      8.5%      7.5%
           Bluegreen Communities ........             1.9%      1.9%      1.8%


           Delinquency Rates                             As of December 31,
           ----------------------------------    ----------------------------------

                      Division                        2004       2005     2006
           ------------------------------             ----      ----      ----
           Bluegreen Resorts ............              6.3%      5.9%     4.0%
           Bluegreen Communities ........             20.2%     12.0%     7.8%

      Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained ownership of the vacation ownership notes receivable, the VOI is reacquired and resold in the normal course of business.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 12, 2007.

               Name                 Age                          Position
     -------------------------      ---     -------------------------------------------------------
     John M. Maloney, Jr......      45      President and Chief Executive Officer
                                            (Appointed effective December 31, 2006)

     Daniel C. Koscher........      49      Senior Vice President and Chief Executive Officer --
                                            Bluegreen Communities

     Anthony M. Puleo.........      39      Senior Vice President, Chief Financial Officer and
                                            Treasurer

     Sheila B. Donahoe........      42      Senior Vice President and Chief Information Officer

     Allan J. Herz............      47      Senior Vice President, Mortgage Operations

     Douglas O. Kinsey........      48      Senior Vice President, Acquisitions and Development

     Laurel M. Liber..........      53      Senior Vice President, Owner Relations

     James R. Martin..........      59      Senior Vice President, General Counsel and Clerk

     Susan J. Saturday........      47      Senior Vice President and Chief Human Resources Officer

     Raymond S. Lopez.........      31      Vice President and Chief Accounting Officer

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

                                        Bluegreen Resorts       Bluegreen Communities             Total
                                     ----------------------    ----------------------             -----
                                                 Percentage                Percentage                Percentage
                                       Amount     of Sales       Amount     of Sales       Amount     of Sales
                                     ---------    --------     ---------    --------     ---------    --------
                                                              (dollars in thousands)
Year Ended December 31, 2004:

Sales of real estate .............   $ 310,608      100%       $ 191,800      100%       $ 502,408      100%
Cost of real estate sales ........     (73,969)     (24)        (105,759)     (55)        (179,728)     (36)
                                     ---------                 ---------                 ---------
Gross profit .....................     236,639       76           86,041       45          322,680       64
Other resort and communities
 operations revenues .............      59,007       19            7,402        4           66,409       13
Cost of other resort
and communities operations .......     (63,510)     (20)          (7,275)      (4)         (70,785)     (14)
Selling and marketing
 expenses ........................    (165,162)     (53)         (36,766)     (19)        (201,928)     (40)
Field general and
 administrative expenses (1) .....     (16,098)      (5)         (11,680)      (6)         (27,778)      (6)
                                     ---------                 ---------                 ---------
Field operating profit ...........   $  50,876       16%       $  37,722       20%       $  88,598       18%
                                     =========                 =========                 =========

Year Ended December 31, 2005:

Sales of real estate .............   $ 358,240      100%       $ 192,095      100%       $ 550,335      100%
Cost of real estate sales ........     (77,455)     (22)        (100,345)     (52)        (177,800)     (32)
                                     ---------                 ---------                 ---------
Gross profit .....................     280,785       78           91,750       48          372,535       68
Other resort and communities
 operations revenues .............      64,276       18            9,521        5           73,797       13
Cost of other resort
and communities
operations .......................     (68,633)     (19)          (8,684)      (5)         (77,317)     (14)
Selling and marketing
 expenses ........................    (195,407)     (55)         (33,588)     (17)        (228,995)     (42)
Field general and
 administrative expenses (1) .....     (21,443)      (6)         (11,772)      (6)         (33,215)      (6)
                                     ---------                 ---------                 ---------
Field operating profit ...........   $  59,578       17%       $  47,227       25%       $ 106,805       19%
                                     =========                 =========                 =========

Year Ended December 31, 2006:

Sales of real estate .............   $ 399,105      100%       $ 164,041      100%       $ 563,146      100%
Cost of real estate sales ........     (88,086)     (22)         (90,968)     (55)        (179,054)     (32)
                                     ---------                 ---------                 ---------
Gross profit .....................     311,019       78           73,073       45          384,092       68
Other resort and communities
 operations revenues .............      51,688       13           11,922        7           63,610       11
Cost of other resort
and communities
operations .......................     (42,417)     (11)         (10,776)      (7)         (53,193)      (9)
Selling and marketing
 expenses ........................    (239,788)     (60)         (27,636)     (17)        (267,424)     (47)
Field general and
 administrative expenses (1) .....     (26,565)      (7)         (10,759)      (7)         (37,324)      (7)
                                     ---------                 ---------                 ---------
Field operating profit ...........   $  53,937       14%       $  35,824       22%       $  89,761       16%
                                     =========                 =========                 =========

-------------
(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $32.7 million, $38.0 million and $52.2 million for the years ended December 31, 2004, 2005, and 2006, respectively. See "Corporate General and Administrative Expenses," below, for further discussion.

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

                                                                                               Year Ended
                                                Year Ended December 31, 2006               December 31, 2005
                                     ---------------------------------------------------------------------------
                                                                 Pro Forma Excluding
                                                               Impact of SFAS No. 152
                                                             --------------------------
                                                  Percentage                Percentage                Percentage
                                       Amount      of Sales      Amount      of Sales      Amount      of Sales
                                       ------      --------      ------      --------      ------      --------
Sales of real estate .............   $ 399,105       100%      $ 413,929       100%      $ 358,240       100%
Cost of real estate sales ........     (88,086)      (22)        (88,835)      (21)        (77,455)      (22)
                                     ---------                 ---------                 ---------
Gross profit .....................     311,019        78         325,094        79         280,785        78
Other resort operations revenue ..      51,688        13          60,762        15          64,276        18
Cost of other resort operations ..     (42,417)      (11)        (56,696)      (14)        (68,633)      (19)
Selling and marketing expenses ...    (239,788)      (60)       (237,331)      (57)       (195,407)      (55)

Field general and administrative
   expenses ......................     (26,565)       (7)        (26,565)       (6)        (21,443)       (6)
                                     ---------                 ---------                 ---------
Field operating profit ...........   $  53,937        14%      $  65,264        16%      $  59,578        17%
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

                                                               Year Ended
                                              --------------------------------------------
                                              December 31,    December 31,    December 31,
                                                  2004            2005            2006
                                                  ----            ----            ----
        Number of VOI sale transactions ...       31,574          37,605         41,097
        Average sales price per transaction     $ 10,025        $  9,834       $ 10,507
        Gross margin ......................           76%             78%            78%

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

                                                              Year Ended
                                             --------------------------------------------
                                              December 31,   December 31,   December 31,
                                                  2004           2005           2006
                                                  ----           ----           ----
        Number of homesites sold ..........        2,765          2,287          1,750
        Average sales price per homesite ..     $ 69,136       $ 80,188       $ 81,478
        Gross margin ......................           45%            48%            45%

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

                                                Properties Not Substantially Sold Out at
                                                      December 31, 2006 (in 000's)
                                                      ----------------------------
      Project                                      2005         2006      Difference
      -------                                      ----         ----      ----------
      Chapel Ridge                              $  27,492    $  23,894    $  (3,598)
      Mystic Shores                                26,639       36,819       10,180
      Havenwood at Hunter's Crossing                   --       13,166       13,166
      Lake Ridge at Joe Pool Lake                  12,688       12,919          231
      Vintage Oaks at the Vineyard                     --        6,764        6,764
      The Bridges at Preston Crossing                  --        4,487        4,487
      SugarTree on the Brazos                       6,229        1,351       (4,878)
      Saddle Creek Forest                          10,207        6,454       (3,753)
      The Settlement at Patriot Ranch               2,749        6,468        3,719
      King Oaks                                        --          724          724
                                                ---------    ---------    ---------
       Total                                    $  86,004    $ 113,046    $  27,042
                                                =========    =========    =========

                                      Properties Substantially Sold Out as of or Prior to
                                                  December 31, 2006 (in 000's)
                                                  ----------------------------
      Project                                  2005         2006      Difference
      -------                                  ----         ----      ----------
      Sanctuary Cove at St. Andrews Sound   $   55,798   $    7,400   $  (48,398)
      Traditions of Braselton                   22,490        2,797      (19,693)
      Mountain Springs Ranch                    13,585       16,488        2,903
      Big Country                                   --        7,000        7,000
      Mountain Lakes Ranch                       5,534           --       (5,534)
      Catawba Falls Preserve                     4,271        6,418        2,147
      Silver Lakes Ranch                         4,216          185       (4,031)
      Brickshire                                 3,873        2,074       (1,799)
      Yellow Stone Creek Ranch                   1,061        1,265          204
      Quail Springs                                897           40         (857)
      Winding River                                636           --         (636)
      RidgeLake                                    614          577          (37)
      Riverwood Forest                             463           --         (463)
      Terra Medina                                 213           --         (213)
      Miscellaneous                                759          859          100
                                            ----------   ----------   ----------
       Total                                $  114,410   $   45,103   $  (69,307)
                                            ==========   ==========   ==========

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

The following table summarizes our allowance for loan losses by division as of December 31, 2005 and 2006 (in thousands):

                                                  Bluegreen      Bluegreen
                                                   Resorts      Communities     Other        Total
                                                  ---------     -----------     ------     ---------
                                                                 (dollars in thousands)
      December 31, 2005:
      Notes receivable ........................   $ 131,058      $  7,408       $  186     $ 138,652
      Allowance for loan losses ...............     (10,466)         (217)        (186)      (10,869)
                                                  ---------      --------       ------     ---------
      Notes receivable, net ...................   $ 120,592      $  7,191       $   --     $ 127,783
                                                  =========      ========       ======     =========
      Allowance as a % of gross notes
        receivable ............................           8%            3%         100%            8%
                                                  =========      ========       ======     =========

      December 31, 2006:
      Notes receivable ........................   $ 150,649      $  6,915       $  186     $ 157,750
      Allowance for loan losses ...............     (13,140)         (173)        (186)      (13,499)
                                                  ---------      --------       ------     ---------
      Notes receivable, net ...................   $ 137,509      $  6,742       $   --     $ 144,251
                                                  =========      ========       ======     =========
      Allowance as a % of gross notes
        receivable ............................           9%            3%         100%            9%
                                                  =========      ========       ======     =========

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

Changes in Financial Condition

The following table summarizes our cash flows for 2004, 2005, and 2006 (in thousands):

                                                                   Year Ended
                                                    -----------------------------------------
                                                     December 31,  December 31,  December 31,
                                                         2004          2005          2006
                                                    -----------------------------------------
                                                      (restated)    (restated)    (restated)
  Cash flow provided by operating activities          $  160,590    $   95,525    $    8,426
  Cash flow (used) provided by investing activities      (10,538)       (8,141)        4,461
  Cash flow used by financing activities                (108,066)     (103,245)      (26,443)
                                                      ----------    ----------    ----------
  Net increase (decrease) in cash                     $   41,986    $  (15,861)   $  (13,556)
                                                      ==========    ==========    ==========

Cash Flows From Operating Activities. Cash flows from operating activities decreased $87.1 million or 91% from net cash inflows of $95.5 million to $8.4 million during the years ended December 31, 2005 and December 31, 2006, respectively. The decrease in cash flows provided by operating activities during 2006 compared to 2005 was primarily driven by higher inventory acquisition and development spending and an increase in notes receivable due to increased VOI sales. During 2006 we acquired land for four Bluegreen Communities (The Bridges at Preston Crossing, King Oaks, Vintage Oaks at the Vineyard, and Legacy Oaks) as well as four parcels of land for Bluegreen Resorts (located in Newland, North Carolina; Williamsburg, Virginia; Las Vegas, Nevada; and Wisconsin Dells, Wisconsin). Partially offsetting the decrease in cash flows from operations was higher proceeds from the sale of notes receivable during 2006, as compared to 2005.

Cash flows from operating activities decreased $65.1 million or 41% from net cash inflows of $160.6 million to $95.5 million during the years ended December 31, 2004 and December 31, 2005, respectively. This decrease was due primarily to higher construction and development spending during 2005 as compared to 2004. Additionally, during 2005 we acquired land for three Bluegreen Communities developments (Saddle Creek Forest, The Settlement at Patriot Ranch, and Havenwood at Hunter's Crossing) and three vacation ownership resorts (Daytona SeaBreeze, SeaGlass Tower, and Carolina Grande), as compared to the acquisition of only one vacation ownership resort (the Suites at Hershey) and only two communities (SugarTree on the Brazos and Chapel Ridge) during 2004. These acquisition and related construction and development costs were paid with a combination of cash and borrowings.

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

Cash Flows From Financing Activities. Cash flows from financing activities increased $76.8 million or 74% from net cash outflows of $103.2 million to $26.4 million during the years ended December 31, 2005 and December 31, 2006, respectively. In 2005, we redeemed $55.0 million of our 10.5% Senior Secured Notes. Additionally, we borrowed $56.7 million in 2006 under our lines-of-credit compared to $26.4 million in 2005, and incurred higher net repayments under our collateralized notes receivable facilities in 2005 as compared to 2006. These cash flows were partially offset by the receipt of $59.3 million of proceeds in connection with our issuance of the junior subordinated debentures in 2005, as compared to the receipt of only $30.9 million of such proceeds during 2006

Cash flows from financing activities increased $4.8 million or 4% from net cash outflows of $108.1 million to $103.2 million during the years ended December 31, 2004 and December 31, 2005, respectively. This increase was due primarily to the receipt of $59.3 million of cash in connection with our issuance of the junior subordinated debentures as well as lower net repayments under our collateralized notes receivable facilities during 2005 as compared to 2004. These increases were partially offset by the redemption of $55.0 million of our senior secured notes and higher net repayments under our line-of-credit facilities and notes payable in 2005 as compared to 2004.

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

The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior similar facilities during the periods presented below (in thousands):

                                                                  As of          As of
                                                               December 31,   December 31,
                                                                   2005           2006
                                                               ---------------------------
  On-Balance Sheet:

  Retained interests in notes receivable sold                   $ 105,696      $ 130,623

  Off-Balance Sheet:

  Notes receivable sold without recourse                          429,403        540,536
  Principal balance owed to note receivable
   purchasers                                                     396,679        503,854


                                                               Year Ended
                                                ------------------------------------------
                                                December 31,   December 31,   December 31,
                                                    2004           2005           2006
                                                ------------------------------------------
  Income Statement:

  Gain on sales of notes receivable (1)           $ 25,972       $ 25,226       $ 44,700
  Interest accretion on retained interests
    in notes receivable sold                         6,035          9,310         14,569
  Servicing fee income                               2,931          4,969          6,955

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

                         Outstanding
                         Borrowings
                            as of         Availability as       Advance Period
                          December         of December            Expiration;          Borrowing           Borrowing         Current
Credit Facility           31, 2006           31, 2006         Borrowing Maturity         Limit                Rate             Rate
------------------------------------------------------------------------------------------------------------------------------------
The GMAC                $16.9 million     $ 58.1 million       February 15, 2008;    $ 75.0 million      30-day LIBOR          9.33%
Receivables                                                    February 15, 2015                           + 4.00%
Facility

The GMAC                $38.6 million     $111.4 million       February 15, 2008;    $150.0 million      30-day LIBOR          9.83%
AD&C Facility                                                  August 15, 2013                             + 4.50%

2006 BB&T
Purchase                           --     $137.5 million       May 25, 2008;         $137.5 million      30-day LIBOR          6.58%
Facility                                                       March 5, 2019                               + 1.25%

The Foothill Facility   $ 2.0 million     $ 28.0 million       December 31, 2006;    $ 30.0 million      Prime + 0.25%         8.50%
                                                               December 31, 2008                         (Min. 4.00%);          to
                                                                                                              to               9.50%
                                                                                                         Prime + 1.25%

The GMAC                $52.4 million     $ 22.6 million       September 30, 2008;   $ 75.0 million      Prime + 1.00%         9.25%
Communities                                                    September 30, 2009
Facility

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

We had the following junior subordinated debentures outstanding at December 31, 2006 (dollars in thousands):



                      Outstanding
                       Amount of     Initial               Fixed                     Beginning
                         Junior       Equity              Interest     Variable       Optional
                      Subordinated      To       Issue      Rate     Interest Rate   Redemption   Maturity
       Trust           Debentures     Trust      Date       (1)           (2)           Date        Date
----------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                    3-month
Trust I                $  23,196      $ 696     3/15/05     9.160%      LIBOR          3/30/10     3/30/35
                                                                       + 4.90%

Bluegreen Statutory                                                    3-month
Trust II                  25,774        774     5/04/05     9.158%      LIBOR          7/30/10     7/30/35
                                                                       + 4.85%

Bluegreen Statutory                                                    3-month
Trust III                 10,310        310     5/10/05     9.193%      LIBOR          7/30/10     7/30/35
                                                                       + 4.85%

Bluegreen Statutory                                                    3-month
Trust IV                  15,464        464     4/24/06    10.130%      LIBOR          6/30/11     6/30/36
                                                                       + 4.85%

Bluegreen Statutory                                                    3-month
Trust V                   15,464        464     7/21/06    10.280%      LIBOR          9/30/11     9/30/36
                                                                       + 4.85%
                    -----------------------

                       $  90,208   $  2,708
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

The following table summarizes the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2006 (in thousands):

                                                Principal Payments Due by Period
                                      ----------------------------------------------------

                                      Less than   1 -- 3     4 -- 5    After 5
     Contractual Obligations            1 year    Years      Years      Years      Total
 -------------------------------        ------    -----      -----      -----      -----
 Receivable-backed notes payable      $     17   $  4,163   $     --   $ 16,870   $ 21,050
 Lines-of-credit and notes payable      39,541     81,016        509      3,346    124,412
 10.50% senior secured notes                --     55,000         --         --     55,000
 Jr. Subordinated debentures                --         --         --     90,208     90,208
 Noncancelable operating leases          9,469     14,639      9,102      2,414     35,624
                                      ----------------------------------------------------
 Total contractual obligations        $ 49,027   $154,818   $  9,611   $112,838   $326,294
                                      ========   ========   ========   ========   ========

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2006 (in thousands):

                                                 Interest Payments Due by Period
                                      ----------------------------------------------------

                                      Less than   1 -- 3     4 -- 5    After 5
    Interest Obligations (1)            1 year     Years      Years     Years      Total
 -------------------------------        ------     -----      -----     -----      -----
 Receivable-backed notes payable      $  1,949   $  3,574   $  3,148   $  2,755   $ 11,426
 Lines-of-credit and notes payable       9,861     12,413        539      4,733     27,546
 10.50% senior secured notes             5,775      1,443         --         --      7,218
 Jr. Subordinated debentures             8,589     17,178     17,178    213,091    256,036
                                      ----------------------------------------------------
 Total contractual obligations        $ 26,174   $ 34,608   $ 20,865   $220,579   $302,226
                                      ========   ========   ========   ========   ========

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BLUEGREEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   December 31,    December 31,
                                                                                       2005            2006
                                                                                       ----            ----
ASSETS
Cash and cash equivalents (including restricted cash of  $18,321 and $21,476
  at December 31, 2005 and 2006, respectively) .................................    $   84,704      $   71,148
Contracts receivable, net ......................................................        27,473          23,856
Notes receivable (net of allowance of $10,869 and $13,499 at December 31,
  2005 and 2006, respectively) .................................................       127,783         144,251
Prepaid expenses ...............................................................         6,500          10,800
Other assets ...................................................................        17,193          27,465
Inventory, net .................................................................       240,969         349,333
Retained interests in notes receivable sold ....................................       105,696         130,623
Property and equipment, net ....................................................        79,634          92,445
Goodwill .......................................................................         4,291           4,291
                                                                                    ----------      ----------
    Total assets ...............................................................    $  694,243      $  854,212
                                                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ...............................................................    $   11,071      $   18,465
Accrued liabilities and other ..................................................        43,801          49,458
Deferred income ................................................................        29,354          40,270
Deferred income taxes ..........................................................        75,404          87,624
Receivable-backed notes payable ................................................        35,731          21,050
Lines-of-credit and notes payable ..............................................        61,428         124,412
10.50% senior secured notes payable ............................................        55,000          55,000
Junior subordinated debentures .................................................        59,280          90,208
                                                                                    ----------      ----------
  Total liabilities ............................................................       371,069         486,487

Minority interest ..............................................................         9,508          14,702

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..........            --              --
Common stock, $.01 par value, 90,000 shares authorized; 33,193 and 33,603 shares
  issued at December 31, 2005 and 2006, respectively ...........................           333             336
Additional paid-in capital .....................................................       169,684         175,164
Treasury stock, 2,756 common shares at both December 31, 2005 and 2006,
  at cost ......................................................................       (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes ....................         8,575          12,632
Retained earnings ..............................................................       147,959         177,776
                                                                                    ----------      ----------
   Total shareholders' equity ..................................................       313,666         353,023
                                                                                    ----------      ----------
     Total liabilities and shareholders' equity ................................    $  694,243      $  854,212
                                                                                    ==========      ==========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                         Year Ended     Year Ended     Year Ended
                                                                        December 31,   December 31,   December 31,
                                                                            2004           2005           2006
                                                                            ----           ----           ----
                                                                         (restated)     (restated)     (restated)
Revenues:
 Gross sales of real estate ..........................................   $ 502,408      $ 550,335      $ 622,635
 Estimated uncollectible VOI notes receivable ........................          --             --        (59,489)
                                                                         ---------      ---------      ---------
 Sales of real estate ................................................     502,408        550,335        563,146

 Other resort and communities operations revenue .....................      66,409         73,797         63,610
 Interest income .....................................................      35,939         34,798         40,765
 Gain on sales of notes receivable ...................................      25,972         25,226          5,852
                                                                         ---------      ---------      ---------
                                                                           630,728        684,156        673,373
                                                                         ---------      ---------      ---------
Cost and expenses:
 Cost of real estate sales ...........................................     179,728        177,800        179,054
 Cost of other resort and communities operations .....................      70,785         77,317         53,193
 Selling, general and administrative expenses ........................     262,424        300,239        356,989
 Interest expense ....................................................      18,425         14,474         18,785
 Provision for loan losses ...........................................      24,434         27,587             --
 Other expense, net ..................................................       1,666          6,207          2,861
                                                                         ---------      ---------      ---------
                                                                           557,462        603,624        610,882
                                                                         ---------      ---------      ---------
Income before minority interest and provision for income taxes .......      73,266         80,532         62,491
Minority interest in income of consolidated subsidiary ...............       4,065          4,839          7,319
                                                                         ---------      ---------      ---------
Income before provision for income taxes and cumulative effect of
  change in accounting principle .....................................      69,201         75,693         55,172
Provision for income taxes ...........................................      26,642         29,142         20,861
                                                                         ---------      ---------      ---------
Income before cumulative effect of change in accounting principle ....      42,559         46,551         34,311
Cumulative effect of change in accounting principle, net of tax ......          --             --         (5,678)
Minority interest in income of cumulative effect of change in
  accounting principle ...............................................          --             --          1,184
                                                                         ---------      ---------      ---------
Net income ...........................................................   $  42,559      $  46,551      $  29,817
                                                                         =========      =========      =========
Income before cumulative effect of change in accounting principle per common share:
  Basic ..............................................................   $    1.62      $    1.53      $    1.12
                                                                         =========      =========      =========
  Diluted ............................................................   $    1.43      $    1.49      $    1.10
                                                                         =========      =========      =========
Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
  Basic ..............................................................   $      --      $      --      $   (0.15)
                                                                         =========      =========      =========
  Diluted ............................................................   $      --      $      --      $   (0.14)
                                                                         =========      =========      =========
Net income per common share:
  Basic ..............................................................   $    1.62      $    1.53      $    0.98
                                                                         =========      =========      =========
  Diluted ............................................................   $    1.43      $    1.49      $    0.96
                                                                         =========      =========      =========
Weighted average number of common and common equivalent shares:
  Basic ..............................................................      26,251         30,381         30,557
                                                                         =========      =========      =========
  Diluted ............................................................      30,677         31,245         31,097
                                                                         =========      =========      =========


          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                 Common            Additional    Treasury      Income, Net
                                                 Shares   Common    Paid-in      Stock at       of Income     Retained
                                                 Issued   Stock     Capital        Cost           Taxes       Earnings    Total
                                                 ------   -----     -------        ----           -----       --------    -----
Balance at December 31, 2003 .................   27,702   $  277   $  124,931   $  (12,885)    $    2,953    $  58,849   $  174,125
Net income ...................................       --       --           --           --             --       42,559       42,559

Net unrealized gains on retained interests in
 notes receivable sold, net of income taxes
 and reclassification adjustments. ...........       --       --           --           --          1,852           --        1,852
                                                                                                                         ----------
Comprehensive income .........................                                                                               44,411
Shares issued upon exercise of stock
 options .....................................    1,150       12        6,582           --             --           --        6,594
Income tax benefit from stock options
 exercised ...................................       --       --        1,961           --             --           --        1,961
Shares issued in connection with
 conversion of 8.25% convertible
 subordinated debentures .....................    4,138       41       33,934           --             --           --       33,975
                                                 ------   ------   ----------   ----------     ----------    ---------   ----------
Balance at December 31, 2004 .................   32,990      330      167,408      (12,885)         4,805      101,408      261,066
Net income ...................................       --       --           --           --             --       46,551       46,551

Net unrealized gains on retained interests in
 notes receivable sold, net of income taxes
 and reclassification adjustments. ...........       --       --           --           --          3,770           --        3,770
                                                                                                                          ---------
Comprehensive income .........................                                                                               50,321
Shares issued upon exercise of stock
 options .....................................      271        3        1,403           --             --           --        1,406
Modification of equity awards and
 vesting of restricted stock .................        6       --          327           --             --           --          327
Income tax benefit from stock options
 exercised ...................................       --       --          541           --             --           --          541
Shares issued in connection with
 conversion of 8.25% convertible
 subordinated debentures .....................        1       --            5           --             --           --            5
                                                 ------   ------   ----------   ----------     ----------    ---------   ----------
Balance at December 31, 2005 .................   33,268      333      169,684      (12,885)         8,575      147,959      313,666
Net income ...................................       --       --           --           --             --       29,817       29,817

Net unrealized gains on retained  interests in
 notes receivable sold, net of  income taxes
 and reclassification adjustments. ...........       --       --           --           --          4,057           --        4,057
                                                                                                                         ----------
Comprehensive income .........................                                                                               33,874
Shares issued upon exercise of stock
 options .....................................      312        3        2,642           --             --           --        2,645
Stock option expense .........................       --       --        2,103           --             --           --        2,103

Modification of equity awards and
 vesting of restricted stock .................       23       --          735           --             --           --          735
                                                 ------   ------   ----------   ----------     ----------    ---------   ----------
Balance at December 31, 2006 .................   33,603   $  336   $  175,164   $  (12,885)    $   12,632    $ 177,776   $  353,023
                                                 ======   ======   ==========   ==========     ==========    =========   ==========

          See accompanying notes to consolidated financial statements.

                              BLUEGREEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended      Year Ended      Year Ended
                                                                       December 31,    December 31,    December 31,
                                                                           2004            2005            2006
                                                                           ----            ----            ----
                                                                        (restated)      (restated)      (restated)
Operating activities:
Net income .........................................................    $   42,559      $   46,551      $   29,817
Adjustments to reconcile net income to net cash provided by
operating activities:
  Cumulative effect of change in accounting principle, net .........            --              --           5,678
  Non-cash stock compensation expense ..............................            --             327           2,848
  Minority interest in income of consolidated subsidiary ...........         4,065           4,839           6,135
  Depreciation .....................................................         9,769          12,332          14,376
  Amortization .....................................................         3,849           5,807           2,793
  Gain on sales of notes receivable ................................       (25,972)        (25,226)        (44,700)
  Loss on disposal of property and equipment .......................           455              94           2,096
  Provision for loan losses ........................................        24,434          27,587          59,489
  Provision for deferred income taxes ..............................        18,664          16,979          12,835
  Interest accretion on retained interests in notes receivable sold        (6,035)         (9,310)        (14,569)
  Proceeds from sales of notes receivable ..........................       192,580         198,260         218,455
Changes in operating assets and liabilities:
  Contracts receivable .............................................        (2,563)            612           3,854
  Notes receivable .................................................      (170,282)       (220,491)       (283,305)
  Prepaid expenses and other assets ................................           565           2,120         (12,009)
  Inventory ........................................................        47,032          29,022          (8,273)
  Accounts payable, accrued liabilities and other ..................        21,470           6,022          12,906
                                                                        ----------      ----------      ----------
Net cash provided by operating activities ..........................       160,590          95,525           8,426
                                                                        ----------      ----------      ----------
Investing activities:
 Cash received from retained interests in notes receivable sold ....         8,688          11,016          30,032
 Business acquisition ..............................................          (825)           (675)             --
 Investments in statutory business trusts ..........................            --          (1,780)           (928)
 Purchases of property and equipment ...............................       (18,409)        (16,724)        (24,736)
 Proceeds from sales of property and equipment .....................             8              22              93
                                                                        ----------      ----------      ----------
Net cash provided (used) by investing activities ...................       (10,538)         (8,141)          4,461
                                                                        ----------      ----------      ----------

Financing activities:

 Proceeds from borrowings collateralized by notes receivable .......       105,680          24,772          68,393
 Payments on borrowings collateralized by notes receivable .........      (174,514)        (64,714)        (85,114)
 Proceeds from borrowings under line-of-credit facilities and
  notes payable ....................................................        60,657          26,382          56,670
 Payments under line-of-credit facilities and notes payable ........      (100,479)        (92,071)        (94,586)
 Payments on 10.50% senior secured notes ...........................            --         (55,000)             --
 Payment of 8.25% subordinated convertible debentures ..............          (273)             --              --
 Proceeds from issuance of junior subordinated debentures ..........            --          59,280          30,928
 Payment of debt issuance costs ....................................        (5,731)         (3,300)         (4,438)
 Proceeds from exercise of employee and director stock options .....         6,594           1,406           2,645
 Distributions to minority interest ................................            --              --            (941)
                                                                        ----------      ----------      ----------
Net cash used by financing activities ..............................      (108,066)       (103,245)        (26,443)
                                                                        ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents                        41,986         (15,861)        (13,556)
Cash and cash equivalents at beginning of period ...................        58,579         100,565          84,704
                                                                        ----------      ----------      ----------
Cash and cash equivalents at end of period .........................       100,565          84,704          71,148
Restricted cash and cash equivalents at end of period ..............       (21,423)        (18,321)        (21,476)
                                                                        ----------      ----------      ----------
Unrestricted cash and cash equivalents at end of period ............    $   79,142      $   66,383      $   49,672
                                                                        ==========      ==========      ==========

                              BLUEGREEN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                 Year Ended     Year Ended     Year Ended
                                                                December 31,   December 31,   December 31,
                                                                    2004           2005           2006
                                                                    ----           ----           ----
Supplemental schedule of non-cash operating, investing and
financing activities:
Inventory acquired through foreclosure or deedback in lieu of
  foreclosure ...............................................    $  10,926      $  10,585      $      --
                                                                 =========      =========      =========
Inventory acquired through financing ........................    $  21,276      $  54,054      $  95,698
                                                                 =========      =========      =========
Property and equipment acquired through financing ...........    $   2,637      $   1,114      $   4,640
                                                                 =========      =========      =========
Offset of Joint Venture distribution of operating proceeds to
  minority interest against the Prepayment (see Note 4) .....    $   2,704      $   1,340      $      --
                                                                 =========      =========      =========
Retained interests in notes receivable sold .................    $  32,816      $  38,913      $  33,967
                                                                 =========      =========      =========
Change in unrealized gains on retained interests in notes
  receivable sold ...........................................    $   2,998      $   6,130      $   6,423
                                                                 =========      =========      =========
Conversion of 8.25% subordinated convertible debentures into
  common stock ..............................................    $  34,098      $       5      $      --
                                                                 =========      =========      =========
Income tax benefit from stock options exercised .............    $   1,961      $     541      $      --
                                                                 =========      =========      =========
Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized ...................    $  19,324      $  15,955      $  17,171
                                                                 =========      =========      =========
Income taxes paid ...........................................    $   6,055      $   6,646      $  10,064
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

Restatement and Basis of Presentation

     Subsequent to the issuance of our December 31, 2006 consolidated financial statements, our management determined that certain information in the consolidated statements of cash flows should be restated for all periods presented to conform with Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows. We have restated the financial statements and corresponding financial information to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and therefore had classified such activities as operating activities. We will continue to include the proceeds from sales of notes receivable as cash flows from operations, consistent with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.

      Additionally, we have modified our Consolidated Statements of Income to conform to the presentation required under SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. Such presentation requires that estimated uncollectible notes receivable generated from VOI sales (i.e., the provision for loan losses) be shown on the face of the Consolidated Statements of Income as a reduction to gross sales of real estate. We had previously provided such information in the footnotes to the financial statements thereto.

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

                            Activity                   Revenue is recognized as:

         Vacation ownership tour sales ..................   Vacation ownership
                                                            tour sales
                                                            commissions are
                                                            earned per contract
                                                            terms with third
                                                            parties.

         Resort title fees ..............................   Escrow amounts are
                                                            released and title
                                                            documents are
                                                            completed.

         Management fees ................................   Management services
                                                            are rendered.

         Rental commissions .............................   Rental services are
                                                            provided.

         Rental income ..................................   Guests complete
                                                            stays at the
                                                            resorts. Effective
                                                            January 1, 2006,
                                                            rental income is
                                                            classified as a
                                                            reduction to "Cost
                                                            of other resort and
                                                            communities
                                                            operations".

         Realty commissions .............................   Sales of
                                                            third-party-owned
                                                            real estate are
                                                            completed.

         Golf course and ski hill daily fees ............   Services are
                                                            provided.

         Mini-vacation package sales to third parties ...   Mini-vacation
                                                            packages are
                                                            fulfilled (i.e.,
                                                            guests use mini-
                                                            vacation packages to
                                                            stay at a hotel,
                                                            take a cruise,
                                                            etc.). During 2006,
                                                            we transitioned our
                                                            mini-vacation
                                                            business so that
                                                            substantially all
                                                            mini-vacation tours
                                                            are used internally
                                                            at a Bluegreen sales
                                                            office.
                                                            Mini-vacation
                                                            packages used for
                                                            internal purposes
                                                            are deferred and
                                                            recognized as a
                                                            credit to marketing
                                                            expense.

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

      The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Year Ended December 31,
                                                      ----------------------------------
                                                         2004        2005        2006
                                                         ----        ----        ----
        Risk free investment rate ................        2.1%        3.9%        5.0%
        Dividend yield ...........................        0.0%        0.0%        0.0%
        Volatility factor of expected market price       65.0%       61.0%       53.0%
        Life of option ...........................     3.0 years   5.5 years   5.8 years

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

                                                                           Weighted-Average
                                                               Number         Grant-Date
            Non-vested Shares                                 of Shares       Fair Value
            -----------------------------------------------  -----------   ----------------
                                                              (in 000's)
            Non-vested at January 1, 2006 .................       1,334        $ 11.10
            Granted .......................................         582          12.02
            Vested ........................................        (127)          6.15
            Forfeited .....................................        (206)         11.33
                                                              ---------
            Non-vested at December 31, 2006 ...............       1,583        $ 11.81
                                                              =========

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

                                                                 Year Ended December 31,
                                                                -------------------------
                                                                    2004          2005
                                                                    ----          ----
            Net income, as reported ..........................    $  42,559    $  46,551
            Add: Total stock-based compensation expense
              included in the determination of reported net
              income, net of related tax effects .............           --          207

            Deduct: Total stock-based compensation expense
              determined under the fair value-based method for
              all awards, net of related tax effects .........         (308)      (1,493)
                                                                  ---------    ---------
            Pro forma net income .............................    $  42,251    $  45,265
                                                                  =========    =========
            Earnings per share, as reported:
              Basic ..........................................    $    1.62    $    1.53
              Diluted ........................................    $    1.43    $    1.49
            Pro forma earnings per share:
              Basic ..........................................    $    1.61    $    1.49
              Diluted ........................................    $    1.42    $    1.45

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

      The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):


                                                                            Year Ended December 31,
                                                                          ---------------------------
                                                                            2004      2005      2006
                                                                            ----      ----      ----
      Basic earnings per common share -- numerator:
        Net income ....................................................   $42,559   $46,551   $29,817
                                                                          =======   =======   =======
      Diluted earnings per common share -- numerator:
        Net income -- basic ...........................................   $42,559   $46,551   $29,817
        Effect of dilutive securities (net of income tax effects) .....     1,357        --        --
                                                                          -------   -------   -------
        Net income -- diluted .........................................   $43,916   $46,551   $29,817
                                                                          =======   =======   =======
      Denominator:
        Denominator for basic earnings per common
          share-weighted-average shares ...............................    26,251    30,381    30,557
        Effect of dilutive securities:
        Stock options .................................................     1,098       864       540
        Convertible securities ........................................     3,328        --        --
                                                                          -------   -------   -------
        Dilutive potential common shares ..............................     4,426       864       540
                                                                          -------   -------   -------
        Denominator for diluted earnings per common share-adjusted
          weighted-average shares and assumed conversions .............    30,677    31,245    31,097
                                                                          =======   =======   =======
       Basic earnings per common share: ...............................   $  1.62   $  1.53   $  0.98
                                                                          =======   =======   =======
       Diluted earnings per common share: .............................   $  1.43   $  1.49   $  0.96
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

5. Notes Receivable and Note Receivable Purchase Facilities

      The table below sets forth additional information relative to our notes receivable (in thousands).

                                                                     As of December 31,
                                                               ----------------------------
                                                                     2005          2006
                                                                     ----          ----
            Notes receivable secured by VOIs .................   $  131,058    $  150,649
            Notes receivable secured by homesites ............        7,408         6,915
            Other notes receivable ...........................          186           186
                                                                 ----------    ----------
            Notes receivable, gross ..........................      138,652       157,750
            Reserve for loan losses ..........................      (10,869)      (13,499)
                                                                 ----------    ----------
            Notes receivable, net ............................   $  127,783    $  144,251
                                                                 ==========    ==========

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

      The table below sets forth the activity in our allowance for uncollectible notes receivable for 2005 and 2006 (in thousands):

                                                                        Year Ended
                                                                       December 31,
                                                               ---------------------------
                                                                    2005          2006
                                                                    ----          ----
            Balance, beginning of year .......................   $   13,663    $   10,869
            Cumulative adjustment for cumulative effect of
            change in accounting principle ...................           --         1,164
            Provision for loan losses (1) ....................       27,587        59,489

            Less:  Allowance on sold receivables .............      (14,607)      (38,848)

            Less: Write-offs of uncollectible receivables .. .      (15,774)      (19,175)
                                                                 ----------    ----------
             Balance, end of year ............................   $   10,869    $   13,499
                                                                 ==========    ==========

      (1) Effective January 1, 2006, SFAS No. 152 requires that the provision for loan loss be recorded as reduction of VOI sales.

    Installments due on our notes receivable during each of the five years subsequent to December 31, 2005, and 2006, and thereafter are set forth below (in thousands):

                                                  2005            2006
                                                  ----            ----
                 Due in 1 year ...........     $  21,231        $  28,912
                 Due in 2 years...........         9,684           10,280
                 Due in 3 years ..........        10,469           11,008
                 Due in 4 years...........        10,997           12,079
                 Due in 5 years ..........        11,888           13,693
                 Thereafter...............        74,383           81,778
                                               ---------        ---------
                      Total...............     $ 138,652        $ 157,750
                                               =========        =========

Sales of Notes Receivable

      Sales of notes receivable during the years ended December 31, 2004, 2005, and 2006 were as follows (in millions):

               Year Ended
           December 31, 2004:

                                       Aggregate Principal                                   Initial Fair Value
                                         Balance of Notes       Purchase          Gain          of Retained
   Facility                              Receivable Sold          Price        Recognized        Interest
   --------                              ---------------          -----        ----------        --------
   2004 Term Securitization                  $ 172.1             $ 156.6         $ 21.1            $ 33.3
   2004 GE Purchase Facility                    43.4                38.6            4.9               6.1
                                             -------             -------         ------            ------
      Total                                  $ 215.5             $ 195.2         $ 26.0            $ 39.4
                                             =======             =======         ======            ======


               Year Ended
           December 31, 2005:

                                       Aggregate Principal                                  Initial Fair Value
                                         Balance of Notes       Purchase          Gain          of Retained
    Facility                             Receivable Sold          Price        Recognized        Interest
    --------                             ---------------          -----        ----------        --------
    2004 BB&T Purchase
      Facility                                $ 211.9            $ 180.1         $ 25.0            $ 42.4
    2005 Term Securitization                     16.7               15.1            0.2               3.0
                                              -------            -------         ------            ------
      Total                                   $ 228.6            $ 195.2         $ 25.2            $ 45.4
                                              =======            =======         ======            ======


               Year Ended
           December 31, 2006:

                                       Aggregate Principal                                  Initial Fair Value
                                         Balance of Notes       Purchase          Gain          of Retained
    Facility                             Receivable Sold          Price        Recognized        Interest
    --------                             ---------------          -----        ----------        --------
    2005 Term Securitization                  $  18.6            $  16.7         $  4.6            $  3.3
    2006-A GE Purchase Facility                  72.0               64.8           11.1               7.9
    2006 Term Securitization                    153.0              137.0           29.0              22.8
                                              -------            -------         ------            ------
         Total                                $ 243.6            $ 218.5         $ 44.7            $ 34.0
                                              =======            =======         ======            ======

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

                                                                   Gross
                                                     Amortized   Unrealized
        As of December 31, 2005:                       Cost         Gain      Fair Value
        ------------------------                     ---------   ----------   ----------
        2002 Term Securitization .................   $  18,491    $      --    $  18,491
        2004 Term Securitization (see Note 5) ....      33,371        3,373       36,744
        2004 GE Purchase Facility (see Note 5) ...       6,284          500        6,784
        2005 Term Securitization (see Note 5) ....      33,606       10,071       43,677
                                                     ---------    ---------    ---------
              Total ..............................   $  91,752    $  13,944    $ 105,696
                                                     =========    =========    =========


                                                                   Gross
                                                     Amortized   Unrealized
        As of December 31, 2006:                       Cost         Gain      Fair Value
        ------------------------                     ---------   ----------   ----------
        2002 Term Securitization .................   $  12,643    $     472    $  13,115
        2004 Term Securitization (see Note 5) ....      17,784        2,785       20,569
        2004 GE Purchase Facility (see Note 5) ...       6,695           56        6,751
        2005 Term Securitization (see Note 5) ....      42,469        8,291       50,760
        2006 GE Purchase Facility (see Note 5) ...       7,405        1,264        8,669
        2006 Term Securitization (see Note 5) ....      23,253        7,506       30,759
                                                     ---------    ---------    ---------
              Total ..............................   $ 110,249    $  20,374    $ 130,623
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

                                                  Amortized
                                                     Cost      Fair Value
                                                  ---------    ----------
           After one year but within five........ $      --     $      --
           After five years but within ten.......   110,249       130,623
                                                  ---------     ---------
              Total ...........................   $ 110,249     $ 130,623
                                                  =========     =========

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

                  Hypothetical Fair Value at December 31, 2006
                  --------------------------------------------

                       Adverse                                         2004 GE                     2006 GE
                        Change        2002 Term        2004 Term      Purchase     2005 Term      Purchase     2006 Term
                      Percentage    Securitization   Securitization   Facility   Securitization   Facility   Securitization
                      ----------    --------------   --------------   --------   --------------   --------   --------------
Prepayment rate:         10%          $ 12,961         $ 20,195       $  6,712      $ 49,814      $  8,545      $ 30,194
                         20%            12,812           19,836          6,674        48,925         8,427        29,655

Loss severity rate:      10%            12,884           19,977          6,513        49,621         7,936        29,860
                         20%            12,653           19,384          6,275        48,481         7,206        28,961

Default rate:            10%            12,869           19,916          6,434        49,541         7,765        29,552
                         20%            12,626           19,274          6,125        48,340         6,883        28,367

Discount rate:           10%            12,882           20,222          6,594        49,998         8,360        30,023
                         20%            12,657           19,886          6,443        49,261         8,065        29,315

      The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

                                                                   For the Year Ended December 31,
                                                                 -----------------------------------
                                                                    2004         2005         2006
                                                                    ----         ----         ----
Proceeds from new sales of receivables .......................   $ 192,580    $ 198,260    $ 218,455
Collections on previously sold receivables ...................     (65,123)    (104,863)    (145,096)
Servicing fees received ......................................       2,931        4,969        6,955
Purchases of foreclosed assets ...............................          --         (631)      (1,122)
Resales of foreclosed assets .................................     (16,886)     (30,573)     (40,566)
Remarketing fees received ....................................       8,707       16,793       23,163
Cash received on retained interests in notes receivable sold..       8,688       11,016       30,032
Cash paid to fund required reserve accounts ..................      (3,469)      (6,445)     (13,495)
Purchase of upgraded accounts ................................          --       (2,443)     (17,447)

      Quantitative information about the portfolios of vacation ownership notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

                                                                            As of                 Year Ended
                                                                     December 31, 2006         December 31, 2006
                                                                  -------------------------    -----------------
                                                                                Principal
                                                                    Total        Amount
                                                                  Principal     of Loans            Credit
                                                                  Amount of   More than 60        Losses, Net
                                                                    Loans     Days Past Due      of Recoveries
                                                                  ---------   -------------      -------------
2002 Term Securitization ......................................   $  45,889     $   1,308          $   1,899
2004 Term Securitization ......................................      82,968         2,138              4,261
2004 GE Purchase Facility .....................................      26,390           426                 --
2005 Term Securitization ......................................     176,357         5,250              6,281
2006 Term Securitization ......................................     143,645         3,191                 --
2006 GE Purchase Facility .....................................      65,286         1,052                 --

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

7. Inventory

      Our net inventory holdings, summarized by division, are set forth below (in thousands).

                                                          As of December 31,
                                                     ---------------------------
                                                          2005         2006
                                                          ----         ----

            Bluegreen Resorts ......................   $  173,338   $  233,290
            Bluegreen Communities ..................       67,631      116,043
                                                       ----------   ----------
                                                       $  240,969   $  349,333
                                                       ==========   ==========

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

8. Property and Equipment

      The table below sets forth the property and equipment held by us (in thousands).

                                                                                           December 31,
                                                                                     ----------------------
                                                                      Useful Life       2005         2006
                                                                      -----------       ----         ----
        Office equipment, furniture and fixtures ...................   3-14 years    $  50,720    $  58,795
        Golf course land, land improvements, buildings and equipment   7-39 years       32,497       33,684
        Land, buildings and building improvements ..................   3-31 years       25,902       35,254
        Leasehold improvements .....................................   2-14 years       12,041       16,846
        Aircraft ...................................................      5 years        1,415        1,415
        Vehicles and equipment .....................................    3-5 years        1,129        1,044
                                                                                     ---------    ---------
                                                                                       123,704      147,038
        Accumulated depreciation and amortization of leasehold
         improvements ..............................................                   (44,070)     (54,593)
                                                                                     ---------    ---------
             Total .................................................                 $  79,634    $  92,445
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

                                                                                              December 31,      December 31,
                                                                                                  2005              2006
                                                                                                  ----              ----
   Lines-of-credit  secured by inventory and golf courses with a carrying  value of $155.3  million at December 31, 2006.  Interest  rates range from 8.13% to
   9.09% at  December  31,  2005  and  9.25% to  9.83%  at  December  31,  2006.
   Maturities range from October 2007 to September 2009 ...............................         $  35,255        $   90,974

   Notes and mortgage notes secured by certain  inventory,  property,  equipment and investments with an aggregate carrying value of $59.3 million at December
   31, 2006.  Interest  rates ranged from 4.75% to 8.13% at December 31, 2005 to
   4.75% to 9.50% at December 31, 2006. Maturities range from on demand to May 2026 ...            24,057            32,736

   Lease obligations secured by the underlying assets with an aggregate carrying value of $0.7 million at December 31, 2006.  Imputed  interest  rates ranging from  3.29% to  14.20%  at  December  31,  2005 and from  3.29% to  14.20% at
   December 31, 2006.  Maturities range from March 2007 to October 2010 ...............             2,116               702
                                                                                                ---------         ---------
      Total ...........................................................................         $  61,428         $ 124,412
                                                                                                =========         =========

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


                          2007............        $  39,541
                          2008............            8,583
                          2009............           72,433
                          2010............              278
                          2011............              231
                          Thereafter......            3,346
                                                  ---------
                            Total.........        $ 124,412
                                                  =========

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (dollars in thousands)

                                                                            December 31, 2005
                                                 ------------------------------------------------------------------------

                                                                  Combined       Combined
                                                  Bluegreen     Non-Guarantor   Subsidiary
                                                 Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                 -----------    ------------    ----------   ------------    ------------
ASSETS
Cash and cash equivalents ....................    $  55,708       $  15,443      $  13,553    $       --      $  84,704
Contracts receivable, net ....................           --           1,801         25,672            --         27,473
Intercompany receivable ......................       92,641              --             --       (92,641)            --
Notes receivable, net ........................           --          48,294         79,489            --        127,783
Inventory, net ...............................           --          17,857        223,112            --        240,969
Retained interests in notes receivable sold ..           --         105,696             --            --        105,696
Property and equipment, net ..................       14,569           1,330         63,735            --         79,634
Investments in subsidiaries ..................      265,023              --          3,230      (268,253)            --
Other assets .................................        4,028           4,666         19,290            --         27,984
                                                  ---------       ---------      ---------    ----------      ---------
       Total assets ..........................    $ 431,969       $ 195,087      $ 428,081    $ (360,894)     $ 694,243
                                                  =========       =========      =========    ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and
  other ......................................    $  20,214       $  15,077      $  48,935    $       --      $  84,226
 Intercompany payable ........................           --           4,563         88,078       (92,641)            --
 Deferred income taxes .......................      (21,798)         41,824         55,378            --         75,404
 Lines-of-credit and notes payable ...........        5,607          27,064         64,488            --         97,159
 10.50% senior secured notes payable .........       55,000              --             --            --         55,000
 Junior subordinated debentures ..............       59,280              --             --            --         59,280
                                                  ---------       ---------      ---------    ----------      ---------
   Total liabilities .........................      118,303          88,528        256,879       (92,641)       371,069
 Minority interest ...........................           --              --             --         9,508          9,508
 Total shareholders' equity ..................      313,666         106,559        171,202      (277,761)       313,666
                                                  ---------       ---------      ---------    ----------      ---------

   Total liabilities and shareholders' equity     $ 431,969       $ 195,087      $ 428,081    $ (360,894)     $ 694,243
                                                  =========       =========      =========    ==========      =========

                                                                                December 31, 2006
                                                    ------------------------------------------------------------------------

                                                                     Combined       Combined
                                                     Bluegreen     Non-Guarantor   Subsidiary
                                                    Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                    -----------    ------------    ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................    $   36,316     $   17,002     $   17,830    $        --     $   71,148
Contracts receivable, net .......................            --          1,222         22,634             --         23,856
Intercompany receivable .........................       159,488             --             --       (159,488)            --
Notes receivable, net ...........................            --         57,845         86,406             --        144,251
Inventory, net ..................................            --         17,967        331,366             --        349,333
Retained interests in notes receivable sold .....            --        130,623             --             --        130,623
Property and equipment, net .....................        16,110            933         75,402             --         92,445
Investments in subsidiaries .....................       296,593             --          3,230       (299,823)            --
Other assets ....................................         7,860          4,582         30,114             --         42,556
                                                     ----------     ----------     ----------    -----------     ----------
       Total assets .............................    $  516,367     $  230,174     $  566,982    $  (459,311)    $  854,212
                                                     ==========     ==========     ==========    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and
  other .........................................    $   33,303     $   20,717     $   54,173    $        --     $  108,193
 Intercompany payable ...........................            --          2,458        157,030       (159,488)            --
 Deferred income taxes ..........................       (19,813)        47,864         59,573             --         87,624
 Lines-of-credit and notes payable ..............         4,646         18,914        121,902             --        145,462
 10.50% senior secured notes payable ............        55,000             --             --             --         55,000
 Junior subordinated debentures .................        90,208             --             --             --         90,208
                                                     ----------     ----------     ----------    -----------     ----------
   Total liabilities ............................       163,344         89,953        392,678       (159,488)       486,487
 Minority interest ..............................            --             --             --         14,702         14,702
 Total shareholders' equity .....................       353,023        140,221        174,304       (314,525)       353,023
                                                     ----------     ----------     ----------    -----------     ----------

   Total liabilities and shareholders' equity        $  516,367     $  230,174     $  566,982    $  (459,311)    $  854,212
                                                     ==========     ==========     ==========    ===========     ==========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (dollars in thousands)

                                                                         Year Ended December 31, 2004
                                                   ------------------------------------------------------------------------

                                                                   Combined       Combined
                                                    Bluegreen    Non-Guarantor   Subsidiary
                                                   Corporation   Subsidiaries    Guarantors    Eliminations    Consolidated
                                                   -----------   ------------    ----------    ------------    ------------
REVENUES
 Sales of real estate ..........................    $       --    $   48,572     $  453,836     $        --     $  502,408
 Other resort and communities operations
  revenue ......................................            --         6,740         59,669              --         66,409
 Management fees ...............................        53,664            --             --         (53,664)            --
 Equity income from subsidiaries ...............        39,598            --             --         (39,598)            --
 Interest income ...............................           339        23,346         12,254              --         35,939
 Gain on sales of notes receivable .............            --        25,972             --              --         25,972
                                                    ----------    ----------     ----------     -----------     ----------
                                                        93,601       104,630        525,759         (93,262)       630,728
COSTS AND EXPENSES
 Cost of real estate sales .....................            --        13,702        166,026              --        179,728
 Cost of other resort and communities operations            --         4,574         66,211              --         70,785
 Management fees ...............................            --         1,088         52,576         (53,664)            --
 Selling, general and administrative expenses ..        40,615        22,814        198,995              --        262,424
 Interest expense ..............................         8,452         4,994          4,979              --         18,425
 Provision for loan losses .....................            --        18,474          5,960              --         24,434
 Other expense .................................           121         1,068            477              --          1,666
                                                    ----------    ----------     ----------     -----------     ----------
                                                        49,188        66,714        495,224         (53,664)       557,462
                                                    ----------    ----------     ----------     -----------     ----------
 Income before minority interest and provision
   for income taxes ............................        44,413        37,916         30,535         (39,598)        73,226
 Minority interest in income of consolidated
   subsidiary ..................................            --            --             --           4,065          4,065
                                                    ----------    ----------     ----------     -----------     ----------
 Income before provision for income taxes ......        44,413        37,916         30,535         (43,663)        69,201
 Provision for income taxes ....................         1,854        13,032         11,756              --         26,642
                                                    ----------    ----------     ----------     -----------     ----------
 Net income ....................................    $   42,559    $   24,884     $   18,779     $   (43,663)    $   42,559
                                                    ==========    ==========     ==========     ===========     ==========

                                                                          Year Ended December 31, 2005
                                                   -------------------------------------------------------------------------

                                                                    Combined       Combined
                                                    Bluegreen     Non-Guarantor   Subsidiary
                                                   Corporation    Subsidiaries    Guarantors    Eliminations    Consolidated
                                                   -----------    ------------    ----------    ------------    ------------
REVENUES
 Sales of real estate ..........................    $       --     $   55,007     $  495,328     $        --     $  550,335
 Other resort and communities operations
  revenue ......................................            --         13,236         60,561              --         73,797
 Management fees ...............................        58,360             --             --         (58,360)            --
 Equity income from subsidiaries ...............        52,045             --             --         (52,045)            --
 Interest income ...............................         1,379         17,294         16,125              --         34,798
 Gain on sales of notes receivable .............            --         25,226             --              --         25,226
                                                    ----------     ----------     ----------     -----------     ----------

                                                       111,784        110,763        572,014        (110,405)       684,156
COSTS AND EXPENSES
 Cost of real estate sales .....................            --         15,955        161,845              --        177,800
 Cost of other resort and communities
   operations ..................................            --          5,056         72,261              --         77,317
 Management fees ...............................            --          1,158         57,202         (58,360)            --
 Selling, general and administrative expenses ..        61,934         27,297        211,008              --        300,239
 Interest expense ..............................         4,446          2,875          7,153              --         14,474
 Provision for loan losses .....................            --          1,416         26,171              --         27,587
 Other expense .................................         1,967          3,117          1,123              --          6,207
                                                    ----------     ----------     ----------     -----------     ----------

                                                        68,347         56,874        536,763         (58,360)       603,624
                                                    ----------     ----------     ----------     -----------     ----------
 Income before minority interest and provision
   for income taxes ............................        43,437         53,889         35,251         (52,045)        80,532
 Minority interest in income of consolidated
   subsidiary ..................................            --             --             --           4,839          4,839
                                                    ----------     ----------     ----------     -----------     ----------
 Income before provision for income taxes ......        43,437         53,889         35,251         (56,884)        75,693
 (Benefit) provision for income taxes ..........        (3,114)        19,502         12,754              --         29,142
                                                    ----------     ----------     ----------     -----------     ----------

 Net income (loss) .............................    $   46,551     $   34,387     $   22,497     $   (56,884)    $   46,551
                                                    ==========     ==========     ==========     ===========     ==========

                                                                           Year Ended December 31, 2006
                                                    -----------------------------------------------------------------------

                                                                    Combined        Combined
                                                     Bluegreen    Non-Guarantor    Subsidiary
                                                    Corporation   Subsidiaries     Guarantors    Eliminations  Consolidated
                                                    -----------   ------------     ----------    ------------  ------------
REVENUES
 Sales of real estate ...........................    $       --    $    58,568     $  504,578    $        --    $   563,146
 Other resort and communities operations
  revenue .......................................            --         14,198         49,412             --         63,610
 Management fees ................................        57,667             --             --        (57,667)            --
 Equity income from subsidiaries ................        26,572             --             --        (26,572)            --
 Interest income ................................         1,768         24,753         14,244             --         40,765
 Gain on sales of notes receivable ..............            --          5,852             --             --          5,852
                                                      ----------    -----------     ----------    -----------    -----------

                                                         86,007        103,371        568,234        (84,239)       673,373
COSTS AND EXPENSES
 Cost of real estate sales ......................            --         16,134        162,920             --        179,054
 Cost of other resort and communities
  operations ....................................            --          4,913         48,280             --         53,193
 Management fees ................................            --            844         56,823        (57,667)            --
 Selling, general and administrative expenses ...        48,158         29,953        278,878             --        356,989
 Interest expense ...............................         4,853          4,106          9,826             --         18,785
 Other expense ..................................         1,194          1,193            474             --          2,861
                                                     ----------    -----------     ----------    -----------    -----------

                                                         54,205         57,143        557,201        (57,667)       610,882
                                                     ----------    -----------     ----------    -----------    -----------

 Income before minority interest and provision
   for income taxes .............................        31,802         46,228         11,033        (26,572)        62,491
 Minority interest in income of consolidated
   subsidiary ...................................            --             --             --          7,319          7,319
                                                     ----------    -----------     ----------    -----------    -----------
 Income before provision for income
   taxes ........................................        31,802         46,228         11,033        (33,891)        55,172
 Provision for income taxes .....................         1,985         14,681          4,195             --         20,861
                                                     ----------    -----------     ----------    -----------    -----------
 Income before cumulative effect of change in
   accounting principle .........................        29,817         31,547          6,838        (33,891)        34,311
 Cumulative effect of change in accounting
   principle, net of tax ........................            --         (1,942)        (3,736)            --         (5,678)
 Minority interest in income of cumulative effect
   of change in accounting principle ............            --             --             --          1,184          1,184
                                                     ----------    -----------     ----------    -----------    -----------
  Net income ....................................    $   29,817    $    29,605     $    3,102    $   (32,707)   $    29,817
                                                     ==========    ===========     ==========    ===========    ===========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                               Year Ended December 31, 2004
                                                                               ----------------------------
                                                                                         (restated)

                                                                                 Combined        Combined
                                                                 Bluegreen     Non-Guarantor    Subsidiary
                                                                Corporation    Subsidiaries     Guarantors    Consolidated
                                                                -----------    ------------     ----------    ------------
Operating activities:
 Net cash provided by operating activities ..................   $    41,212    $      85,300    $   34,078    $    160,590
                                                                -----------    -------------    ----------    ------------
Investing activities:
 Cash received from retained interests in notes receivable
   sold .....................................................            --            8,688            --           8,688
 Business acquisition .......................................            --               --          (825)           (825)
 Purchases of property and equipment ........................        (5,380)            (643)      (12,386)        (18,409)
 Proceeds from sales of property and equipment ..............            --               --             8               8
                                                                -----------    -------------    ----------    ------------
Net cash (used) provided by investing activities ............        (5,380)           8,045       (13,203)        (10,538)
                                                                -----------    -------------    ----------    ------------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable             --           88,760        16,920         105,680
 Payments on borrowings collateralized by notes receivable ..            --         (167,694)       (6,820)       (174,514)
 Proceeds from borrowings under line-of-credit facilities and
  notes payable .............................................            --            3,179        57,478          60,657
 Payments under line-of-credit facilities and notes payable .        (1,769)          (8,525)      (90,185)       (100,479)
 Payment of 8.25% subordinated convertible debentures .......          (273)              --            --            (273)
 Payment of debt issuance costs .............................            --           (3,920)       (1,811)         (5,731)
 Proceeds from exercise of employee and director stock
  options ...................................................         6,594               --            --           6,594
                                                                -----------    -------------    ----------    ------------
Net cash provided (used) by financing activities ............         4,552          (88,200)      (24,418)       (108,066)
                                                                -----------    -------------    ----------    ------------
Net increase (decrease) in cash and cash equivalents ........        40,384            5,145        (3,543)         41,986
Cash and cash equivalents at beginning of year ..............        29,872           13,648        15,059          58,579
                                                                -----------    -------------    ----------    ------------
Cash and cash equivalents at end of year ....................        70,256           18,793        11,516         100,565
Restricted cash and cash equivalents at end of year .........          (173)          (9,509)      (11,741)        (21,423)
                                                                -----------    -------------    ----------    ------------
Unrestricted cash and cash equivalents at end of year .......   $    70,083    $       9,284    $     (225)   $     79,142
                                                                ===========    =============    ==========    ============

                                                                              Year Ended December 31, 2005
                                                                ----------------------------------------------------------
                                                                                        (restated)

                                                                                 Combined        Combined
                                                                 Bluegreen     Non-Guarantor    Subsidiary
                                                                Corporation    Subsidiaries     Guarantors    Consolidated
                                                                -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ............   $   (10,409)   $      12,777    $   93,157    $     95,525
                                                                -----------    -------------    ----------    ------------
Investing activities:
 Cash received from retained interests in notes receivable
  sold ......................................................            --           11,016            --          11,016
 Investment in statutory business trust .....................        (1,780)              --            --          (1,780)
 Installment payments on business acquisition ...............            --               --          (675)           (675)
 Purchases of property and equipment ........................        (5,112)            (216)      (11,396)        (16,724)
 Proceeds from sales of property and equipment ..............            --               --            22              22
                                                                -----------    -------------    ----------    ------------
Net cash (used) provided by investing activities ............        (6,892)          10,800       (12,049)         (8,141)
                                                                -----------    -------------    ----------    ------------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable             --           11,966        12,806          24,772
 Payments on borrowings collateralized by notes receivable ..            --          (37,743)      (26,971)        (64,714)
 Proceeds from borrowings under line-of-credit facilities and
   notes payable ............................................            --               --        26,382          26,382
 Payments under line-of-credit facilities and notes payable .        (1,071)          (1,113)      (89,887)        (92,071)
 Payments on 10.50% senior secured notes payable ............       (55,000)              --            --         (55,000)
 Proceeds from issuance of junior subordinated debentures. ..        59,280               --            --          59,280
 Payment of debt issuance costs .............................        (1,862)             (37)       (1,401)         (3,300)
 Proceeds from exercise of employee and director stock
  options ...................................................         1,406               --            --           1,406
                                                                -----------    -------------    ----------    ------------
Net cash provided (used) by financing activities ............         2,753          (26,927)      (79,071)       (103,245)
                                                                -----------    -------------    ----------    ------------
Net (decrease) increase in cash and cash equivalents ........       (14,548)          (3,350)        2,037         (15,861)
Cash and cash equivalents at beginning of period ............        70,256           18,793        11,516         100,565
                                                                -----------    -------------    ----------    ------------
Cash and cash equivalents at end of period ..................        55,708           15,443        13,553          84,704
Restricted cash and cash equivalents at end of period .......          (173)          (6,709)      (11,439)        (18,321)
                                                                -----------    -------------    ----------    ------------
Unrestricted cash and cash equivalents at end of period .....   $    55,535    $       8,734    $    2,114    $     66,383
                                                                ===========    =============    ==========    ============

                                                                              Year Ended December 31, 2006
                                                                ----------------------------------------------------------
                                                                                       (restated)

                                                                                 Combined        Combined
                                                                 Bluegreen     Non-Guarantor    Subsidiary
                                                                Corporation    Subsidiaries     Guarantors    Consolidated
                                                                -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ............   $  (41,538)     $  (13,051)     $   63,015     $   8,426
                                                                ----------      ----------      ----------     ---------
Investing activities:
 Cash received from retained interests in notes receivable
   sold .....................................................           --          30,032              --        30,032
 Investments in statutory business trusts ...................         (928)             --              --          (928)
 Purchases of property and equipment ........................       (7,181)            (68)        (17,488)      (24,736)
 Proceeds from sales of property and equipment ..............           --              --              93            93
                                                                ----------      ----------      ----------     ---------
Net cash (used) provided by investing activities ............       (8,109)         29,964         (17,395)        4,461
                                                                ----------      ----------      ----------     ---------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable            --          68,393              --        68,393
 Payments on borrowings collateralized by notes receivable ..           --         (81,303)         (3,811)      (85,114)
 Proceeds from borrowings under line-of-credit facilities
   and notes payable ........................................        6,500              --          50,170        56,670
 Payments under line-of-credit facilities and notes payable         (7,824)           (193)        (86,569)      (94,586)
 Proceeds from issuance of junior subordinated debentures. ..       30,928              --              --        30,928
 Payment of debt issuance costs .............................       (1,054)         (2,251)         (1,133)       (4,438)
 Proceeds from exercise of employee and director stock
   options ..................................................        2,645              --              --         2,645
 Distributions to minority interest .........................         (941)             --              --          (941)
                                                                ----------      ----------      ----------     ---------
Net cash provided (used) by financing activities ............       30,254         (15,354)        (41,343)      (26,443)
                                                                ----------      ----------      ----------     ---------
Net (decrease) increase in cash and cash equivalents ........      (19,392)          1,559           4,277       (13,556)
Cash and cash equivalents at beginning of period ............       55,708          15,443          13,553        84,704
                                                                ----------      ----------      ----------     ---------
Cash and cash equivalents at end of period ..................       36,316          17,002          17,830        71,148
Restricted cash and cash equivalents at end of period .......         (173)         (8,478)        (12,825)      (21,476)
                                                                ----------      ----------      ----------     ---------
Unrestricted cash and cash equivalents at end of period .....   $   36,143      $    8,524      $    5,005     $  49,672
                                                                ==========      ==========      ==========     =========

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

     We had the following junior subordinated debentures outstanding at December 31, 2006 (dollars in thousands):

                        Outstanding
                         Amount of                            Fixed       Variable      Beginning
                          Junior        Initial              Interest     Interest       Optional
                       Subordinated     Equity      Issue      Rate         Rate        Redemption   Maturity
          Trust         Debentures     To Trust     Date        (1)         (2)            Date        Date
-------------------------------------------------------------------------------------------------------------
 Bluegreen Statutory                                                    3-month LIBOR
 Trust I                 $  23,196     $     696   3/15/05    9.160%       + 4.90%       3/30/10     3/30/35

 Bluegreen Statutory                                                    3-month LIBOR
 Trust II                   25,774           774   5/04/05    9.158%       + 4.85%       7/30/10     7/30/35

 Bluegreen Statutory                                                    3-month LIBOR
 Trust III                  10,310           310   5/10/05    9.193%       + 4.85%       7/30/10     7/30/35

 Bluegreen Statutory                                                    3-month LIBOR
 Trust IV                   15,464           464   4/24/06   10.130%       + 4.85%       6/30/11     6/30/36

 Bluegreen Statutory                                                    3-month LIBOR
 Trust V                    15,464           464   7/21/06   10.280%       + 4.85%       9/30/11     9/30/36
                       -------------------------

                         $  90,208     $   2,708
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

                                                                December 31, 2005       December 31, 2006
                                                             ----------------------  ----------------------
                                                              Carrying    Estimated   Carrying    Estimated
                                                               Amount    Fair Value    Amount    Fair Value
                                                             ---------   ----------  ---------   ----------
            Cash and cash equivalents .....................  $  84,704   $  84,704   $  71,148   $  71,148
            Contracts receivable, net ....................      27,473      27,473      23,856      23,856
            Notes receivable, net                              127,783     127,783     144,251     144,251
            Retained interests in notes receivable sold ..     105,696     105,696     130,623     130,623
            Lines-of-credit, notes payable, and receivable-
              backed notes payable .......................      97,159      97,159     145,462     145,462
            10.50% senior secured notes payable ..........      55,000      55,000      55,000      55,275
            Junior subordinated debentures ...............      59,280      57,309      90,208      82,141

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

                                                          Number                       Weighted
                                                            of                         Average        Number of
                                                          Shares     Outstanding    Exercise Price     Shares
                                                         Reserved      Options        Per Share      Exercisable
                                                         --------      -------        ---------      -----------
         Balance at January 1, 2005 .................       2,426        1,645         $  5.30           845
           Approval of 2005 Stock Incentive Plan ....       2,000           --              --
           Cancellation of 1995 Stock Incentive
           Plan .....................................        (781)          --              --
           Granted ..................................          --          809         $ 18.30
           Forfeited ................................        (168)        (168)        $  4.23
           Exercised ................................        (276)        (276)        $  5.06
                                                            -----        -----
          Balance at December 31, 2005 ..............       3,201        2,010         $ 10.65           665
           Granted ..................................          --          582         $ 12.02
           Forfeited ................................         (86)        (216)        $ 11.20
           Exercised ................................        (312)        (312)        $  8.48
                                                            -----        -----
          Balance at December 31, 2006 ..............       2,803        2,064         $ 11.31           481
                                                            =====        =====

--------

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

                                                           Weighted-
                                                            Average                        Weighted-
                                                           Remaining      Weighted-         Average
                              Number       Number of      Contractual      Average       Exercise Price
                            of Options   Vested Options      Term       Exercise Price   (Vested Only)
                            ----------   --------------      ----       --------------   -------------
                            (In 000's)     (In 000's)     (In years)
        $2.11-$3.48 ......         542              137        5.8         $  3.42          $  3.15
        $3.50-$11.43 .....         303              203        5.4         $  7.45          $  8.18
        $12.07 ...........         490               --        9.6         $ 12.07               --
        $16.03-$17.44 ....          41               41        8.6         $ 17.27          $ 17.27
        $18.36 ...........         688              100        8.6         $ 18.36          $ 18.36
                                 -----              ---
                                 2,064              481        7.6
                                 =====              ===

Common Stock Reserved For Future Issuance

      As of December 31, 2006, common stock reserved for future issuance was comprised of shares issuable (in thousands):

                Upon exercise of stock options  under our employee
                stock option plan (1) .............................  2,608
                Upon exercise of outside director stock options
                under our director stock option plan ..............     65
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

      Lease commitments under these noncancelable operating leases for each of the five years subsequent to December 31, 2006, and thereafter are as follows (in thousands):

                2007.......................................     $  9,469
                2008.......................................        8,223
                2009.......................................        6,416
                2010.......................................        5,591
                2011.......................................        3,511
                Thereafter.................................        2,414
                                                                --------
                  Total future minimum lease payments......     $ 35,624
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

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Lesley, et al v. Bluegreen Southwest One, L.P. acting through its General Partner Bluegreen Southwest Land, Inc., et al, Cause No. 28006 District Court of the 266th Judicial District, Erath County, Texas, plaintiffs filed a declaratory action against Southwest in which they seek to develop mineral interests in the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, contract and tort theories. The property owners association has filed a cross complaint against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has confirmed the seniority of the mineral interests of the plaintiffs and has held that restrictions against drilling within the subdivision are not enforceable. Bluegreen is evaluating whether to appeal the court's ruling and is unable to predict the ultimate resolution of the litigation. However, Bluegreen does not believe that it has material exposure to the property owners association based on its cross claim relating to the mineral rights other than then the potential claim for legal fees incurred by the property owners association, which are not believed to be material. Separately one of the lakes that is an amenity in the Mountain Lakes development has not filled to the expected level. Owners of homesites within the subdivision have asserted claims against Bluegreen regarding such failure as part of the litigation referenced above. Southwest has investigated the causes of the failure of the lake to fill and currently estimates that the cost of correcting the condition will be approximately $3,000,000 and as such has been accrued as of December 31, 2006. Additional claims may be pursued against us in the future, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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
                                                             =========      =========      =========

     Our  deferred  income  taxes  consist  of  the  following   components  (in
thousands):

                                                                        December 31,    December 31,
                                                                            2005            2006
                                                                            ----            ----
        Deferred federal and state tax liabilities (assets):
          Installment sales treatment of notes ......................    $  150,146      $  196,687
          Deferred federal and state loss carryforwards/AMT credits .       (89,035)       (120,609)
          Book over tax carrying value of retained interests in notes
             receivable sold ........................................         9,526          15,565
          Book reserves for loan losses and inventory ...............        (7,613)         (7,758)
          Tax over book depreciation ................................         6,119           5,780
          Unrealized gains on retained interests in notes receivable
             sold  (see Note 6) .....................................         5,368           7,742
          Deferral of VOI sales under SFAS No. 152 ..................            --          (7,181)
          Other .....................................................           893          (2,602)
                                                                         ----------      ----------
        Deferred income taxes .......................................    $   75,404      $   87,624
                                                                         ==========      ==========

        Total deferred federal and state tax liabilities ............    $  174,055      $  229,085
        Total deferred federal and state tax assets .................       (98,651)       (141,461)
                                                                         ----------      ----------
        Deferred income taxes .......................................    $   75,404      $   87,624
                                                                         ==========      ==========

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

      Required disclosures for our business segments are as follows (in thousands):

                                                     Bluegreen    Bluegreen
                                                      Resorts    Communities    Totals
                                                      -------    -----------    ------
As of and for the year ended December 31, 2004:
Sales of real estate .............................   $ 310,608    $ 191,800   $ 502,408
Other resort and communities operations revenue ..      59,007        7,402      66,409
Depreciation expense .............................       5,138        1,788       6,926
Field operating profit ...........................      50,876       37,722      88,598
Inventory ........................................     126,377       78,975     205,352

As of and for the year ended December 31, 2005:
Sales of real estate .............................   $ 358,240    $ 192,095   $ 550,335
Other resort and communities operations revenue ..      64,276        9,521      73,797
Depreciation expense .............................       7,161        1,684       8,845
Field operating profit ...........................      59,578       47,227     106,805
Inventory ........................................     173,338       67,631     240,969

As of and for the year ended December 31, 2006:
Sales of real estate .............................   $ 399,105    $ 164,041   $ 563,146
Other resort and communities operations revenue ..      51,688       11,922      63,610
Depreciation expense .............................       8,322        1,641       9,963
Field operating profit ...........................      53,937       35,824      89,761
Inventory ........................................     233,290      116,043     349,333

Reconciliations to Consolidated Amounts

      Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

                                                                            Year Ended December 31,
                                                                      ------------------------------------
                                                                         2004         2005        2006
                                                                         ----         ----        ----
        Field operating profit for reportable segments .............   $ 88,598    $ 106,805    $ 89,761
        Interest income ............................................     35,939       34,798      40,765
        Gain on sales of notes receivable ..........................     25,972       25,226       5,852
        Other expense, net .........................................     (1,666)      (6,207)     (2,861)
        Corporate general and administrative expenses ..............    (32,718)     (38,029)    (52,241)
        Interest expense ...........................................    (18,425)     (14,474)    (18,785)
        Provision for loan losses ..................................    (24,434)     (27,587)         --
                                                                       --------    ---------    --------
        Consolidated income before minority interest and
         provision for income taxes ................................   $ 73,266    $  80,532    $ 62,491
                                                                       ========    =========    ========

      Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

                                                                            Year Ended December 31,
                                                                      -----------------------------------
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
                                                                       =========   =========   =========

      Assets for our reportable segments reconciled to our consolidated assets (in thousands):

                                                                             December 31,
                                                                      -------------------------
                                                                           2005        2006
                                                                           ----        ----
        Inventory for reportable segments ...........................   $ 240,969   $ 349,333
        Assets not allocated to reportable segments .................     453,274     504,879
                                                                        ---------   ---------
        Total assets ................................................   $ 694,243   $ 854,212
                                                                        =========   =========

Geographic Information

      Sales of real estate by geographic area are as follows (in thousands):

                                                                            Year Ended December 31,
                                                                      -----------------------------------
                                                                          2004        2005        2006
                                                                       ---------   ---------   ---------
        United States ..............................................   $ 491,948   $ 539,131   $ 554,904
        Aruba ......................................................      10,460      11,204       8,242
                                                                       ---------   ---------   ---------
        Consolidated totals ........................................   $ 502,408   $ 550,335   $ 563,146
                                                                       =========   =========   =========

    Inventory by geographic area is as follows (in thousands):

                                                                             December 31,
                                                                      -------------------------
                                                                           2005        2006
                                                                           ----        ----
        United States ...............................................   $ 235,340   $ 344,817

        Aruba .......................................................       5,619       4,516
        Canada ......................................................          10          --
                                                                        ---------   ---------
        Consolidated totals .........................................   $ 240,969   $ 349,333
                                                                        =========   =========

19.  Quarterly Financial Information (Unaudited)

      A summary of the quarterly financial information for the years ended December 31, 2005 and 2006 is presented below (in thousands, except for per share information).

                                                                                      Three Months Ended
                                                                     ----------------------------------------------------
                                                                     March 31,    June 30,   September 30,   December 31,
                                                                       2005         2005         2005            2005
                                                                     ---------   ---------   -------------   ------------
        Sales of real estate .....................................   $ 104,021   $ 159,328     $ 166,657      $ 120,329
        Gross profit .............................................      71,134     108,219       113,718         79,464
        Net income ...............................................       6,400      14,910        18,332          6,910

        Net income per common share:
             Basic ...............................................   $    0.21   $    0.49     $    0.60      $    0.23
             Diluted .............................................   $    0.20   $    0.48     $    0.59      $    0.22

                                                                                       Three Months Ended
                                                                      -----------------------------------------------------
                                                                      March 31,    June 30,    September 30,   December 31,
                                                                        2006         2006          2006            2006
                                                                      ---------    --------    -------------   ------------
        Sales of real estate ......................................   $ 121,760    $ 141,947     $ 172,549       $ 126,890
        Gross profit ..............................................      76,538       92,925       125,822          88,807
        Income before cumulative effect of change in accounting
           principle ..............................................       4,031        6,580     $  21,907           1,793
        Cumulative effect of change in accounting  principle,  net
           of tax and minority interest ...........................      (4,494)          --            --              --
        Net income (loss) .........................................   $    (463)   $   6,580     $  21,907       $   1,793

        Income  before  cumulative  effect of change in  accounting principle  per common share:
           Basic ..................................................   $    0.13    $    0.22     $    0.72       $    0.06
           Diluted ................................................   $    0.13    $    0.21     $    0.71       $    0.06

        Net (loss) income per common share:
           Basic ..................................................   $   (0.02)   $    0.22     $    0.72       $    0.06
           Diluted ................................................   $   (0.01)   $    0.21     $    0.71       $    0.06

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of 2006. As discussed in Note 2, the Company has also adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions in 2006.

As more fully described in Note 1 to the consolidated financial statements, the accompanying consolidated statement of income of the year ended December 31, 2006 and the consolidated statements of cash flows for each of the three fiscal years in the period ended December 31, 2006 have been restated.

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


                                               /s/  Ernst & Young LLP
                                               Certified Public Accountants

Miami, Florida
March 14, 2007,
except for Note 1, as to which the date is June 29, 2007

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2005 and December 31, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006 of Bluegreen Corporation and our report dated March 14, 2007, except for Note 1, as to which the date is June 29, 2007, expressed an unqualified opinion thereon.

                                                /s/  Ernst & Young LLP
                                                Certified Public Accountants

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

As described in Note 1 to our consolidated financial statements, we have restated our Consolidated Statements of Cash Flows included in this Form 10-K/A to conform our presentation to the requirements of SFAS No. 95, Statement of Cash Flows to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and therefore had classified such activities as operating activities with appropriate disclosure of this treatment. Additionally, we have modified our Consolidated Statements of Income to conform to the presentation required under SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. Such presentation requires that estimated uncollectible revenues from VOI sales (i.e., the provision for loan losses) be shown on the face of the Consolidated Statements of Income as a reduction to gross sales of real estate. We had previously provided such information in the footnotes to the financial statements thereto.

Our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis. The restatement did not affect our previously reported consolidated financial position or results of operations and was 1) a change in classification within the Consolidated Statements of Cash Flows and 2) a modification of the presentation of our Consolidated Statement of Income for the year ended December 31, 2006.

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

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K/A or are set forth in the Exhibit Index which appears at pages 52 hereof and are incorporated herein by reference.

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

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date:  July 2, 2007         By:/s/ JOHN M. MALONEY, JR.
                               -------------------------------------------------
                                   John M. Maloney, Jr.,
                                   President and Chief Executive Officer

Date:  July 2, 2007         By:/s/ ANTHONY M. PULEO
                               -------------------------------------------------
                                   Anthony M. Puleo,
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial Officer)

Date:  July 2, 2007         By:/s/ RAYMOND S. LOPEZ
                               -------------------------------------------------
                                   Raymond S. Lopez,
                                   Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of July, 2007.

           Signature                                 Title
           ---------                                 -----

/s/ JOHN M. MALONEY, JR         President, Chief Executive Officer
----------------------------
John  M. Maloney, Jr.

/s/ ANTHONY M. PULEO            Senior Vice President, Chief Financial Officer
----------------------------    and Treasurer
Anthony M. Puleo                (Principal Financial Officer)

/s/ RAYMOND S. LOPEZ            Vice President and Chief Accounting Officer
----------------------------
Raymond S. Lopez                (Principal Accounting Officer)

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