Form 10-Q/A
period 2007-03-31
BLUEGREEN CORP
filed 2007-07-03
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

    (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 2007

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

      Commission File Number:  0-19292


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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007, as originally filed with the SEC on May 10, 2007, to restate our Condensed Consolidated Statements of Cash Flows and corresponding financial information for the quarterly periods ended March 31, 2007 and 2006, to correctly reflect the classification of borrowings collateralized by notes receivable as financing activities. Previously, we reported cash flows from borrowings collateralized by notes receivable as operating activities in the Consolidated Statements of Cash Flows as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations. As this classification is not provided for in Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flow, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, relative to borrowings collateralized by notes receivable, we are restating our Consolidated Statement of Cash Flows, with conforming changes to Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Other changes relate to certain other disclosures in Item 2.

The restatement does not affect our consolidated financial condition at December 31, 2006 or March 31, 2007, or our results of operations and related earnings per share amounts for the three months ended March, 31, 2006 and 2007. See Note 1 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarterly period ended March 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 10, 2007.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                                           Page
        Condensed Consolidated Balance Sheets at December 31, 2006 and March 31, 2007 ..............    4

        Condensed Consolidated Statements of Operations - Three months ended March 31, 2006 and 2007    5

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2007    6

        Notes to Condensed Consolidated Financial Statements .......................................    8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......   21

Item 4. Controls and Procedures ....................................................................   40

                          PART II - OTHER INFORMATION

Item 6. Exhibits ...................................................................................   40

Signatures .........................................................................................   41

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                             December 31,    March 31,
                                                                                                 2006           2007
                                                                                             ------------   -----------
                                                                                                            (Unaudited)
ASSETS ...................................................................................
Cash and cash equivalents (including restricted cash of $21,476
  and $21,967 at December 31, 2006 and March 31, 2007, respectively) .....................    $  71,148     $  54,624
Contracts receivable, net ................................................................       23,856        24,841
Notes receivable (net of allowance of  $13,499 and $12,156 at
  December 31, 2006 and March 31, 2007, respectively) ....................................      144,251       150,911
Prepaid expenses .........................................................................       10,800        12,483
Other assets .............................................................................       27,465        27,846
Inventory, net ...........................................................................      349,333       385,817
Retained interests in notes receivable sold ..............................................      130,623       133,717
Property and equipment, net ..............................................................       92,445        92,852
Goodwill .................................................................................        4,291         4,291
                                                                                              ---------     ---------
    Total assets .........................................................................    $ 854,212     $ 887,382
                                                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .........................................................................    $  18,465     $  24,029
Accrued liabilities and other ............................................................       49,458        44,787
Deferred income ..........................................................................       40,270        42,728
Deferred income taxes ....................................................................       87,624        90,767
Receivable-backed notes payable ..........................................................       21,050        18,871
Lines-of-credit and notes payable ........................................................      124,412       124,730
10.50% senior secured notes payable ......................................................       55,000        55,000
Junior subordinated debentures ...........................................................       90,208       110,827
                                                                                              ---------     ---------
  Total liabilities ......................................................................      486,487       511,739

Minority interest ........................................................................       14,702        16,336

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ....................           --            --
Common stock, $.01 par value, 90,000 shares authorized; 33,603 and 33,739 shares issued at
  December 31, 2006 and March 31, 2007, respectively .....................................          336           337
Additional paid-in capital ...............................................................      175,164       176,322
Treasury stock, 2,756 common shares at both December 31, 2006 and
  March 31, 2007, at cost ................................................................      (12,885)      (12,885)
Accumulated other comprehensive income, net of income taxes ..............................       12,632        12,424
Retained earnings ........................................................................      177,776       183,109
                                                                                              ---------     ---------
  Total shareholders' equity .............................................................      353,023       359,307
                                                                                              ---------     ---------
     Total liabilities and shareholders' equity ..........................................    $ 854,212     $ 887,382
                                                                                              =========     =========


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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                          2006         2007
                                                                                       ---------    ---------
                                                                                       (restated)   (restated)
Revenues:
 Gross sales of real estate ........................................................   $ 132,390    $ 133,384
 Estimated uncollectible VOI notes receivable ......................................     (10,630)     (11,362)
                                                                                       ---------    ---------
 Sales of real estate ..............................................................   $ 121,760    $ 122,022

 Other resort and communities operations revenue ...................................      16,667       15,018
 Interest income ...................................................................       8,173        9,842
 Gain on sales of notes receivable .................................................         505           --
                                                                                       ---------    ---------
                                                                                         147,105      146,882
                                                                                       ---------    ---------
Costs and expenses:
 Cost of real estate sales .........................................................      45,222       36,732
 Cost of other resort and communities operations ...................................      16,780       12,419
 Selling, general and administrative expenses ......................................      73,585       81,393
 Interest expense ..................................................................       3,306        5,151
 Other expense, net ................................................................         635          951
                                                                                       ---------    ---------
                                                                                         139,528      136,646
                                                                                       ---------    ---------

Income before minority interest and provision for income taxes .....................       7,577       10,236
Minority interest in income of consolidated subsidiary .............................       1,022        1,634
                                                                                       ---------    ---------
Income before provision for income taxes and change in accounting principle ........       6,555        8,602
Provision for income taxes .........................................................       2,524        3,269
                                                                                       ---------    ---------
Income before cumulative effect of change in accounting principle ..................       4,031        5,333
Cumulative effect of change in accounting principle, net of tax ....................      (5,678)          --
Minority interest in income of cumulative effect of change in accounting principle .       1,184           --
                                                                                       ---------    ---------
Net (loss) income ..................................................................   $    (463)   $   5,333
                                                                                       =========    =========

Income before cumulative effect of change in accounting principle per common share:
  Basic ............................................................................   $    0.13    $    0.17
                                                                                       =========    =========
  Diluted ..........................................................................   $    0.13    $    0.17
                                                                                       =========    =========

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
  Basic ............................................................................   $   (0.15)   $      --
                                                                                       =========    =========
  Diluted ..........................................................................   $   (0.14)   $      --
                                                                                       =========    =========

Net (loss) income per common share:
  Basic ............................................................................   $   (0.02)   $    0.17
                                                                                       =========    =========
  Diluted ..........................................................................   $   (0.01)   $    0.17
                                                                                       =========    =========

Weighted average number of common and common equivalent shares:
  Basic ............................................................................      30,513       30,889
                                                                                       =========    =========
  Diluted ..........................................................................      31,179       31,294
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2006         2007
                                                                              ---------    ---------
                                                                              (restated)   (restated)
Operating activities:
 Net (loss) income ........................................................   $    (463)   $   5,333
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Cumulative effect of change in accounting principle, net ..............       5,678           --
     Non-cash stock compensation expense ..................................         459          613
     Minority interest in (loss) income of consolidated subsidiary ........        (162)       1,634
     Depreciation and amortization ........................................       4,010        4,448
    Gain on sale of notes receivable ......................................      (7,011)      (7,967)
     Loss on sale of property and equipment ...............................          75          525
     Provision for loan losses ............................................      10,630       11,362
     Provision for deferred income taxes ..................................       2,524        3,269
     Interest accretion on retained interests in notes receivable sold ....      (2,578)      (4,234)
     Proceeds from sales of notes receivable ..............................      36,805       46,026
 Change in operating assets and liabilities:
     Contracts receivable .................................................     (10,186)        (985)
     Notes receivable .....................................................     (47,464)     (60,992)
     Inventory ............................................................      (7,840)     (23,884)
     Prepaid expenses and other assets ....................................      (3,438)      (1,493)
     Accounts payable, accrued liabilities and other ......................       4,555        3,686
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (14,406)     (22,659)
                                                                              ---------    ---------
Investing activities:
 Purchases of property and equipment ......................................      (6,713)      (4,019)
 Investment in statutory business trust ...................................          --         (619)
 Cash received from retained interests in notes receivable sold ...........      10,064        5,871
                                                                              ---------    ---------
Net cash provided by investing activities .................................       3,351        1,233
                                                                              ---------    ---------
Financing activities:
 Payments on borrowings collateralized by notes receivable ................      (5,792)      (2,631)
 Borrowings under lines-of-credit facilities and other notes payable ......      11,169       12,500
 Payments under lines-of-credit facilities and other notes payable ........      (6,014)     (25,448)
 Proceeds from issuance of junior subordinated debentures .................          --       20,619
 Payment of debt issuance costs ...........................................      (1,236)        (684)
 Proceeds from exercise of stock options ..................................          --          546
                                                                              ---------    ---------
Net cash (used) provided by financing activities ..........................      (1,873)       4,902
                                                                              ---------    ---------
Net decrease in cash and cash equivalents .................................     (12,928)     (16,524)
Cash and cash equivalents at beginning of period ..........................      84,704       71,148
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................      71,776       54,624
Restricted cash and cash equivalents at end of period .....................     (23,717)     (21,967)
                                                                              ---------    ---------
Unrestricted cash and cash equivalents at end of period ...................   $  48,059    $  32,657
                                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                      2006       2007
                                                                    --------   --------

Supplemental schedule of non-cash operating, investing and financing activities:

  Inventory acquired through financing ..........................   $ 22,827   $ 12,600
                                                                    ========   ========
  Property and equipment acquired through financing .............   $     --   $    629
                                                                    ========   ========
  Retained interests in notes receivable sold ...................   $  4,718   $  5,065
                                                                    ========   ========
  Net change in unrealized gains in retained interests in notes
    receivable sold .............................................   $  1,388   $   (334)
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

Restatement and Basis of Presentation

      Subsequent to the issuance of our March 31, 2007 condensed consolidated financial statements, our management determined that certain information in the consolidated statements of cash flows should be restated for all periods presented to conform with Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, in response to comments of the Staff of the Securities and Exchange Commission (the "SEC"). We have restated the financial statements and corresponding financial information to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and have therefore had classified such activities as operating activities. We will continue to include the proceeds from sales of notes receivable as cash flows from operations consistent with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.

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

      The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2006        2007
                                                                       --------    --------
            Basic and diluted (loss) earnings per share - numerator:
                Net (loss) income ..................................   $   (463)   $  5,333
                                                                       ========    ========

            Denominator:
            Denominator for basic earnings per share -
                weighted-average shares ............................     30,513      30,889
                                                                       --------    --------
              Effect of dilutive securities:
                Stock options ......................................        666         405
                                                                       --------    --------

             Denominator for diluted earnings per share - adjusted
                weighted-average shares ............................     31,179      31,294
                                                                       ========    ========
             Basic (loss) earnings per common share ................   $  (0.02)   $   0.17
                                                                       ========    ========
             Diluted (loss) earnings per common share ..............   $  (0.01)   $   0.17
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

Allowance for Uncollectible Notes Receivable

      The table below sets forth the activity in our allowance for uncollectible notes receivable for the three months ended March 31, 2007 (in thousands):

            Balance, December 31, 2006 ...................   $ 13,499
            Provision for loan losses ....................     11,362

            Less:  Allowance on sold receivables .........     (8,191)

            Less:  Write-offs of uncollectible receivables     (4,514)
                                                             --------
            Balance, March 31, 2007 ......................   $ 12,156
                                                             ========

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

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2006        2007
                                                                             --------    --------
            Net (loss) income ............................................   $   (463)   $  5,333
            Change in net unrealized gains on retained interests  in notes
               receivable sold, net of income taxes ......................        854        (208)
                                                                             --------    --------
            Total comprehensive income ...................................   $    391    $  5,125
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

      Sales of notes receivable during the three months ended March 31, 2007 and 2006 were as follows (in millions):

        For the Three Months Ended March 31, 2007
        -----------------------------------------

                                       Aggregate
                                       Principal                              Initial Fair
                                      Balance of                                Value of
                                         Notes      Purchase       Gain         Retained
        Sale Facility                 Receivable      Price     Recognized      Interest
        ---------------------------   -----------   ---------   -----------   ------------
        2006-A GE Purchase Facility    $   51.2      $  46.0      $  8.0         $  6.2
                                       ========      =======      ======         ======


        For the Three Months Ended March 31, 2006
        -----------------------------------------

                                       Aggregate
                                       Principal                              Initial Fair
                                      Balance of                                Value of
                                         Notes      Purchase       Gain         Retained
        Sale Facility                 Receivable      Price     Recognized      Interest
        ---------------------------   -----------   ---------   -----------   ------------
        2005 Term Securitization       $   18.6      $  16.7      $  3.6          $  3.3
        GE Purchase Facility               22.3         20.1         3.4             2.6
                                       --------      -------      ------          ------
           Total                       $   40.9      $  36.8      $  7.0          $  5.9
                                       ========      =======      ======          ======

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

      We had the following junior subordinated debentures outstanding at March 31, 2007 (dollars in thousands):

                      Outstanding    Initial
                       Amount of     Equity               Fixed     Variable   Beginning
                         Junior        To                Interest   Interest    Optional
                      Subordinated    Trust     Issue      Rate       Rate     Redemption   Maturity
       Trust           Debentures      (3)       Date      (1)        (2)         Date        Date
-------------------   ------------   -------   -------   --------   --------   ----------   --------
Bluegreen Statutory                                                 3-month
Trust I. ..........    $   23,196    $   696   3/15/05     9.160%    LIBOR      3/30/10     3/30/35
                                                                    + 4.90%
Bluegreen Statutory                                                 3-month
Trust II ..........        25,774        774   5/04/05     9.158%    LIBOR      7/30/10     7/30/35
                                                                    + 4.85%
Bluegreen Statutory                                                 3-month
Trust III .........        10,310        310   5/10/05     9.193%    LIBOR      7/30/10     7/30/35
                                                                    + 4.85%
Bluegreen Statutory                                                 3-month
Trust IV ..........        15,464        464   4/24/06    10.130%    LIBOR      6/30/11     6/30/36
                                                                    + 4.85%
Bluegreen Statutory                                                 3-month
Trust V. ..........        15,464        464   7/21/06    10.280%    LIBOR      9/30/11     9/30/36
                                                                    + 4.85%
Bluegreen Statutory                                                 3-month
Trust VI ..........        20,619        619   2/26/07     9.842%    LIBOR      4/30/12     4/30/37
                                                                    + 4.80%
                      ----------------------
                       $  110,827    $ 3,327
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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                               December 31, 2006
                                                    ------------------------------------------------------------------------

                                                                     Combined       Combined
                                                     Bluegreen     Non-Guarantor   Subsidiary
                                                    Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                    -----------    ------------    ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................    $   36,316     $   17,002     $   17,830    $        --     $   71,148
Contracts receivable, net .......................            --          1,222         22,634             --         23,856
Intercompany receivable .........................       159,488             --             --       (159,488)            --
Notes receivable, net ...........................            --         57,845         86,406             --        144,251
Inventory, net ..................................            --         17,967        331,366             --        349,333
Retained interests in notes receivable sold .....            --        130,623             --             --        130,623
Property and equipment, net .....................        16,110            933         75,402             --         92,445
Investments in subsidiaries .....................       296,593             --          3,230       (299,823)            --
Other assets ....................................         7,860          4,582         30,114             --         42,556
                                                     ----------     ----------     ----------    -----------     ----------
    Total assets ................................    $  516,367     $  230,174     $  566,982    $  (459,311)    $  854,212
                                                     ==========     ==========     ==========    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other    $   33,303     $   20,717     $   54,173    $        --     $  108,193
  Intercompany payable ..........................            --          2,458        157,030       (159,488)            --
  Deferred income taxes .........................       (19,813)        47,864         59,573             --         87,624
  Lines-of-credit and notes payable .............         4,646         18,914        121,902             --        145,462
  10.50% senior secured notes payable ...........        55,000             --             --             --         55,000
  Junior subordinated debentures ................        90,208             --             --             --         90,208
                                                     ----------     ----------     ----------    -----------     ----------
     Total liabilities ..........................       163,344         89,953        392,678       (159,488)       486,487
  Minority interest .............................            --             --             --         14,702         14,702
  Total shareholders' equity ....................       353,023        140,221        174,304       (314,525)       353,023
                                                     ----------     ----------     ----------    -----------     ----------
     Total liabilities and shareholders' equity .    $  516,367     $  230,174     $  566,982    $  (459,311)    $  854,212
                                                     ==========     ==========     ==========    ===========     ==========


                                                                                March 31, 2007
                                                                                  (Unaudited)
                                                     -----------------------------------------------------------------------

                                                                     Combined       Combined
                                                     Bluegreen     Non-Guarantor   Subsidiary
                                                    Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                    -----------    ------------    ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................    $   20,713     $   17,348     $   16,563     $        --    $   54,624
Contracts receivable, net .......................            --          1,457         23,384              --        24,841
Intercompany receivable .........................       181,729         20,149             --        (201,878)           --
Notes receivable, net ...........................            --         60,924         89,987              --       150,911
Inventory, net ..................................            --         12,934        372,883              --       385,817
Retained interests in notes receivable sold .....            --        133,717             --              --       133,717
Property and equipment, net .....................        17,158            823         74,871              --        92,852
Investments in subsidiaries .....................       320,331             --          3,230        (323,561)           --
Other assets ....................................         7,209          2,384         35,027              --        44,620
                                                     ----------     ----------     ----------     -----------    ----------
    Total assets ................................    $  547,140     $  249,736     $  615,945     $  (525,439)   $  887,382
                                                     ==========     ==========     ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued liabilities and other    $   36,901     $   19,944     $   54,699     $        --    $  111,544
  Intercompany payable ..........................            --             --        201,878        (201,878)           --
  Deferred income taxes .........................       (19,375)        50,946         59,196              --        90,767
  Lines-of-credit and notes payable .............         4,480         18,485        120,636              --       143,601
  10.50% senior secured notes payable ...........        55,000             --             --              --        55,000
  Junior subordinated debentures ................       110,827             --             --              --       110,827
                                                     ----------     ----------     ----------     -----------    ----------
     Total liabilities ..........................       187,833         89,375        436,409        (201,878)      511,739
  Minority interest .............................            --             --             --          16,336        16,336
  Total shareholders' equity ....................       359,307        160,361        179,536        (339,897)      359,307
                                                     ----------     ----------     ----------     -----------    ----------
     Total liabilities and shareholders' equity .    $  547,140     $  249,736     $  615,945     $  (525,439)   $  887,382
                                                     ==========     ==========     ==========     ===========    ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended March 31, 2006
                                                          ----------------------------------------------------------------------

                                                                          Combined       Combined
                                                           Bluegreen   Non-Guarantor    Subsidiary
                                                          Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                          -----------   ------------    ----------   ------------   ------------
REVENUES
 Sales of real estate ..................................   $      --      $  11,236     $  110,524    $       --     $  121,760
 Other resort and communities operations revenue .......          --          3,164         13,503            --         16,667
 Management fees .......................................      13,095             --             --       (13,095)            --
 Interest income .......................................         540          4,391          3,242            --          8,173
 Gain on sales of notes receivable .....................          --            505             --            --            505
                                                           ---------      ---------     ----------    ----------     ----------
                                                              13,635         19,296        127,269       (13,095)       147,105
COSTS AND EXPENSES
 Cost of real estate sales .............................          --          3,690         41,532            --         45,222
 Cost of other resort and communities operations .......          --          1,333         15,447            --         16,780
 Management fees .......................................          --            241         12,854       (13,095)            --
 Equity loss from subsidiaries .........................       2,583             --             --        (2,583)            --
 Selling, general and administrative expenses ..........       9,330          5,804         58,451            --         73,585
 Interest expense ......................................         988            770          1,548            --          3,306
 Other (income) expense ................................        (130)           289            476            --            635
                                                           ---------      ---------     ----------    ----------     ----------
                                                              12,771         12,127        130,308       (15,678)       139,528
                                                           ---------      ---------     ----------    ----------     ----------
 Income (loss) before minority interest and provision
   (benefit) for income taxes ..........................         864          7,169         (3,039)        2,583          7,577
 Minority interest in income of consolidated subsidiary.          --             --             --         1,022          1,022
                                                           ---------      ---------     ----------    ----------     ----------
 Income (loss) before provision (benefit) for income
  taxes and cumulative effect of change in accounting
  principle ............................................         864          7,169         (3,039)        1,561          6,555
 Provision (benefit) for income taxes ..................       1,327          2,366         (1,169)           --          2,524
                                                           ---------      ---------     ----------    ----------     ----------
 (Loss) income before cumulative effect of change in
  accounting principle .................................        (463)         4,803         (1,870)        1,561          4,031
 Cumulative effect of change in accounting principle,
  net of tax ...........................................          --         (1,942)        (3,736)           --         (5,678)
 Minority interest in income of cumulative effect of
  change in accounting principle .......................          --             --             --         1,184          1,184
                                                           ---------      ---------     ----------    ----------     ----------
 Net (loss) income .....................................   $    (463)     $   2,861     $   (5,606)   $    2,745     $     (463)
                                                           =========      =========     ==========    ==========     ==========


                                                                                Three Months Ended March 31, 2007
                                                          ------------------------------------------------------------------------

                                                                          Combined       Combined
                                                           Bluegreen    Non-Guarantor   Subsidiary
                                                          Corporation   Subsidiaries    Guarantors    Eliminations    Consolidated
                                                          -----------   ------------    ----------    ------------    ------------
REVENUES
 Sales of real estate .................................    $      --      $  13,464      $ 108,558     $       --      $  122,022
 Other resort and communities operations revenue ......           --          3,149         11,869             --          15,018
 Management fees ......................................       12,610             --             --        (12,610)             --
 Equity income from subsidiaries ......................        4,618             --             --         (4,618)             --
 Interest income ......................................          446          6,659          2,737             --           9,842
                                                           ---------      ---------      ---------     ----------      ----------
                                                              17,674         23,272        123,164        (17,228)        146,882
COSTS AND EXPENSES
 Cost of real estate sales ............................           --          3,547         33,185             --          36,732
 Cost of other resort and communities operations ......           --          1,197         11,222             --          12,419
 Management fees ......................................           --            294         12,316        (12,610)             --
 Selling, general and administrative expenses .........       10,206          6,978         64,209             --          81,393
 Interest expense .....................................        1,627          1,060          2,464             --           5,151
 Other expense, net ...................................           70            121            760             --             951
                                                           ---------      ---------      ---------     ----------      ----------
                                                              11,903         13,197        124,156        (12,610)        136,646
                                                           ---------      ---------      ---------     ----------      ----------
 Income (loss) before minority interest and provision
   for income taxes ...................................        5,771         10,075           (992)        (4,618)         10,236
 Minority interest in income of consolidated subsidiary           --             --             --          1,634           1,634
                                                           ---------      ---------      ---------     ----------      ----------
 Income (loss) before provision for income taxes ......        5,771         10,075           (992)        (6,252)          8,602
 Provision (benefit) for income taxes .................          438          3,208           (377)            --           3,269
                                                           ---------      ---------      ---------     ----------      ----------
 Net income ...........................................    $   5,333      $   6,867      $    (615)    $   (6,252)     $    5,333
                                                           =========      =========      =========     ==========      ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31, 2006
                                                                      ----------------------------------------------------------
                                                                                              (restated)

                                                                                       Combined        Combined
                                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                                      Corporation    Subsidiaries     Guarantors    Consolidated
                                                                      -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities .................    $  (14,752)     $   (7,122)     $    7,468     $  (14,406)
                                                                      ----------      ----------      ----------     ----------
Investing activities:
  Purchases of property and equipment ............................        (2,672)            (28)         (4,013)        (6,713)
  Cash received from retained interests in notes receivable sold              --          10,064              --         10,064
                                                                      ----------      ----------      ----------     ----------
Net cash (used) provided by investing activities .................        (2,672)         10,036          (4,013)         3,351
                                                                      ----------      ----------      ----------     ----------
Financing activities:
 Payments on borrowings collateralized by notes receivable .......            --          (3,394)         (2,398)        (5,792)
 Borrowings under line-of-credit facilities and notes payable ....            --              --          11,169         11,169
 Payments under line-of-credit facilities and notes payable ......          (500)             --          (5,514)        (6,014)
 Payment of debt issuance costs ..................................            (8)           (660)           (568)        (1,236)
                                                                      ----------      ----------      ----------     ----------
Net cash (used) provided by financing activities .................          (508)         (4,054)          2,689         (1,873)
                                                                      ----------      ----------      ----------     ----------
Net (decrease) increase in cash and cash equivalents .............       (17,932)         (1,140)          6,144        (12,928)
Cash and cash equivalents at beginning of period .................        55,708          15,443          13,553         84,704
                                                                      ----------      ----------      ----------     ----------
Cash and cash equivalents at end of period .......................        37,776          14,303          19,697         71,776
Restricted cash and cash equivalents at end of period ............          (173)        (13,248)        (10,296)       (23,717)
                                                                      ----------      ----------      ----------     ----------
Unrestricted cash and cash equivalents at end of period ..........    $   37,603      $    1,055      $    9,401     $   48,059
                                                                      ==========      ==========      ==========     ==========


                                                                                  Three Months Ended March 31, 2007
                                                                      ---------------------------------------------------------
                                                                                             (restated)

                                                                                       Combined        Combined
                                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                                      Corporation    Subsidiaries     Guarantors    Consolidated
                                                                      -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ..................   $  (32,986)     $   (3,406)     $   13,733    $  (22,659)
                                                                      ----------      ----------      ----------    ----------
Investing activities:
 Purchases of property and equipment ..............................       (2,259)            (13)         (1,747)       (4,019)
 Investment in statutory business trusts ..........................         (619)             --              --          (619)
 Cash received from retained interests in notes receivable sold ...           --           5,871              --         5,871
                                                                      ----------      ----------      ----------    ----------
Net cash (used) provided by investing activities ..................       (2,878)          5,858          (1,747)        1,233
                                                                      ----------      ----------      ----------    ----------
Financing activities:
 Payments on borrowings collateralized by notes receivable ........           --          (1,964)           (667)       (2,631)
 Borrowings under line-of-credit facilities and other notes payable           --              --          12,500        12,500
 Payments under line-of-credit facilities and other notes payable .         (281)            (89)        (25,078)      (25,448)
 Proceeds from issuance of junior subordinated debentures .........       20,619              --              --        20,619
 Payments of debt issuance costs ..................................         (623)            (53)             (8)         (684)
 Proceeds from exercise of stock options ..........................          546              --              --           546
                                                                      ----------      ----------      ----------    ----------
Net cash provided (used) by financing activities ..................       20,261          (2,106)        (13,253)        4,902
                                                                      ----------      ----------      ----------    ----------
Net (decrease) increase in cash and cash equivalents ..............      (15,603)            346          (1,267)      (16,524)
Cash and cash equivalents at beginning of period ..................       36,316          17,002          17,830        71,148
                                                                      ----------      ----------      ----------    ----------
Cash and cash equivalents at end of period ........................       20,713          17,348          16,563        54,624
Restricted cash and cash equivalents at end of period .............         (173)         (7,623)        (14,171)      (21,967)
                                                                      ----------      ----------      ----------    ----------
Unrestricted cash and cash equivalents at end of period ...........   $   20,540      $    9,725      $    2,392    $   32,657
                                                                      ==========      ==========      ==========    ==========

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

                                                  Bluegreen    Bluegreen
                                                   Resorts    Communities    Total
                                                  ---------   -----------   --------
For the Three Months Ended March 31, 2006
Sales of real estate ..........................   $  74,135    $  47,625   $ 121,760
Other resort and communities operations revenue      14,331        2,336      16,667
Depreciation expense ..........................       1,871          444       2,315
Field operating profit ........................       3,136        9,779      12,915

For the Three Months Ended March 31, 2007
Sales of real estate ..........................   $  87,148    $  34,874   $ 122,022
Other resort and communities operations revenue      12,838        2,180      15,018
Depreciation expense ..........................       2,117          426       2,543
Field operating profit ........................       8,849        8,808      17,657

Net inventory by business segment (in thousands):

                                                                       December 31, 2006   March 31, 2007
                                                                       -----------------   --------------
            Bluegreen Resorts ......................................      $  233,290         $  244,467
            Bluegreen Communities ..................................         116,043            141,350
                                                                          ----------         ----------
            Total ..................................................      $  349,333         $  385,817
                                                                          ==========         ==========

Reconciliations to Consolidated Amounts:

      Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            ---------------------
                                                                               2006        2007
                                                                               ----        ----
            Field operating profit for reportable segments ...............   $ 12,915    $ 17,657
            Interest income ..............................................      8,173       9,842
            Gain on sales of notes receivable ............................        505          --
            Other expense, net ...........................................       (635)       (951)
            Corporate general and administrative expenses ................    (10,075)    (11,161)
            Interest expense .............................................     (3,306)     (5,151)
                                                                             --------    --------
            Consolidated income before minority interest and provision for
               income taxes ..............................................   $  7,577    $ 10,236
                                                                             ========    ========

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

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest in which they seek to develop their prior reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described in the following paragraph. The court has ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the prior reserved mineral interests of the plaintiffs from being developed and that a duty to exercise the right to lease the minerals to third parties for development exists and has been breached. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling and, at this time, is unable to predict the ultimate resolution of the litigation. The appeal is styled, Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the prpoerty owners association based on its cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association. As of March 31, 2007, we have established a reserve of $1.3 million in connection with the issues raised in these lawsuits. Separately, one of the amenity lakes in the Mountain Lakes development has not reached the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest has been and continues to investigate the causes and circumstances for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3,000,000 and as such was accrued during the year ended December 31, 2006. Additional claims may be pursued against us in the future, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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

                                        Bluegreen Resorts        Bluegreen Communities              Total
                                     ----------------------     ----------------------     -----------------------
                                                 Percentage                 Percentage                  Percentage
                                      Amount      of Sales       Amount      of Sales       Amount       of Sales
                                     --------    ----------     --------    ----------     ---------    ----------
Three Months Ended
March 31, 2006

Sales of real estate .............   $ 74,135        100%       $ 47,625        100%       $ 121,760        100%
Cost of real estate sales ........    (17,047)       (23)        (28,175)       (59)         (45,222)       (37)
                                     --------                   --------                   ---------
Gross profit .....................     57,088         77          19,450         41           76,538         63
Other resort and communities
   operations revenues ...........     14,331         19           2,336          5           16,667         14
Cost of other resort
   and communities operations ....    (14,649)       (20)         (2,131)        (4)         (16,780)       (14)
Selling and marketing expenses ...    (47,433)       (64)         (6,980)       (15)         (54,413)       (45)
Field general and
  administrative expenses (1) ....     (6,201)        (8)         (2,896)        (6)          (9,097)        (7)
                                     --------                   --------                   ---------
Field Operating Profit ...........   $  3,136          4%       $  9,779         21%       $  12,915         11%
                                     =======                    ========                   =========

Three Months Ended
March 31, 2007

Sales of real estate .............   $ 87,148        100%       $ 34,874        100%       $ 122,022        100%
Cost of real estate sales ........    (18,877)       (22)        (17,855)       (51)         (36,732)       (30)
                                     --------                   --------                   ---------
Gross profit .....................     68,271         78          17,019         49           85,290         70
Other resort and communities
   operations revenues ...........     12,838         15           2,180          6           15,018         12
Cost of other resort
   and communities operations ....    (10,029)       (12)         (2,390)        (7)         (12,419)       (10)
Selling and marketing expenses ...    (55,301)       (63)         (5,068)       (15)         (60,369)       (49)
Field general and
  administrative expenses (1) ....     (6,930)        (8)         (2,933)        (8)          (9,863)        (8)
                                     --------                   --------                   ---------
Field Operating Profit ...........   $  8,849         10%       $  8,808         25%       $  17,657         15%
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

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                       --------------------
                                                                         2006        2007
                                                                       --------    --------
            Number of VOI sales transactions .......................      7,681       9,119
            Average sales price per transaction ....................   $ 10,664    $ 10,566
            Gross margin ...........................................         77%         78%

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

                                                     For the Three Months
                                                         Ended March 31,
                                                    ---------------------
                                                      2006        2007
                                                    --------    --------

            Number of homesites sold                     434         324
            Average sales price per homesite        $ 70,918    $ 82,532
            Gross margin                                  41%         49%

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

                                                  Properties Not Substantially Sold Out
                                                       at March 31, 2007 (in 000's)
                                                  -------------------------------------
        Project                                        2006      2007    Difference
        ------------------------------------------   -------   -------   ----------
        Chapel Ridge .............................   $ 5,496   $ 5,016    $   (480)
        Mystic Shores ............................     9,150     7,557      (1,593)
        Havenwood at Hunter's Crossing ...........     2,327     4,377       2,050
        Lake Ridge at Joe Pool Lake ..............     4,873     2,698      (2,175)
        Vintage Oaks at the Vineyard .............        --     4,497       4,497
        The Bridges at Preston Crossings .........        --     2,702       2,702
        SugarTree on the Brazos ..................       540       670         130
        Saddle Creek Forest ......................     2,707     1,489      (1,218)
        The Settlement at Patriot Ranch ..........       895     1,617         722
        King Oaks ................................        --     1,906       1,906
                                                     -------   -------    --------
          Total ..................................   $25,988   $32,529    $  6,541
                                                     =======   =======    ========

                                                    Properties Substantially Sold Out
                                                       at March 31, 2007 (in 000's)
                                                  ------------------------------------
        Project                                     2006         2007       Difference
        ------------------------------------      -------      -------      ----------
        Sanctuary Cove at St. Andrews Sound       $ 2,901           --      $  (2,901)
        Fairway Crossings ..................          198           41           (157)
        Mountain Springs Ranch .............        4,987           --         (4,987)
        Big Country ........................        7,000           --         (7,000)
        Catawba Falls Preserve .............        2,376           --         (2,376)
        Brickshire .........................          544          188           (356)
        Ridge Lake Shores ..................          577           37           (540)
        Miscellaneous ......................          176           --           (176)
                                                  -------       ------      ---------
          Total ............................      $18,759       $  266      $ (18,493)
                                                  =======       ======      =========

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

152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable over the past 10 years (if available). During the three months ended March 31, 2006 and 2007, the average annual default rates and delinquency rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

                                              For the Three Months Ended
             Average Annual Default Rates             March 31,
            -------------------------------   --------------------------

                          Division                 2006        2007
            --------------------------------       ----        ----
            Bluegreen Resorts ..............        8.3%        7.4%
            Bluegreen Communities ..........        1.8%        1.8%

                                                  As of          As of
            Delinquency Rates                  December 31,    March 31,
            --------------------------------   -------------------------

                          Division                 2006           2007
            --------------------------------       ----           ----
            Bluegreen Resorts ..............        4.0%          3.5%
            Bluegreen Communities ..........        7.8%         10.4%

      Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained ownership of the vacation ownership notes receivable, the VOI is reacquired and resold in the normal course of business.

The allowance for loan losses by division as of December 31, 2006 and March 31, 2007 was as follows:

                                     Bluegreen        Bluegreen
                                      Resorts        Communities         Other           Total
                                    -----------     -------------     ----------     ------------
                                                            (in thousands)
December 31, 2006:
Notes receivable ................   $  150,649       $    6,915        $    186       $  157,750
Allowance for loan losses .......      (13,140)            (173)           (186)         (13,499)
                                    ----------       ----------        --------       ----------
Notes receivable, net ...........   $  137,509       $    6,742        $     --       $  144,251
                                    ==========       ==========        ========       ==========
Allowance as a % of gross notes
 receivable .....................            9%               3%            100%               9%
                                    ==========       ==========        ========       ==========

March 31, 2007:
Notes receivable ................   $  156,174       $    6,707        $    186       $  163,067
Allowance for loan losses .......      (11,761)            (209)           (186)         (12,156)
                                    ----------       ----------        --------       ----------
Notes receivable, net ...........   $  144,413       $    6,498        $     --       $  150,911
                                    ==========       ==========        ========       ----------
Allowance as a % of gross notes
 receivable .....................            8%               3%            100%               7%
                                    ==========       ==========        ========       ==========

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

Changes in Financial Condition

      The following table summarizes our cash flows for the three months ended March 31, 2006 and 2007 (in thousands):

                                                                              For the Three Months Ended
                                                                           --------------------------------
                                                                           March 31, 2006    March 31, 2007
                                                                           --------------    --------------
                                                                             (restated)        (restated)
        Cash flows used in operating activities ........................    $  (14,406)       $  (22,659)
        Cash flows provided by investing activities ....................         3,351             1,233
        Cash flows (used) provided by financing activities .............        (1,873)            4,902
                                                                            ----------        ----------
        Net decrease in cash and cash equivalents ......................    $  (12,928)       $  (16,524)
                                                                            ==========        ==========

      Cash Flows From Operating Activities. Cash flows from operating activities decreased $8.3 million or 57% from an outflow of $14.4 million during the three months ended March 31, 2006 to an outflow of $22.7 million during the three months ended March 31, 2007. The decrease in cash flows from in operating activities during the three months ended March 31, 2007 compared to the same period the prior year was primarily the result of higher inventory development spending and an increase in notes receivable due to increased VOI sales.
Partially offsetting the decrease in cash flows from operations was higher proceeds from the sale of notes receivable during the three months ended March 31, 2007, as compared to the same period in 2006.

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

Cash Flows From Financing Activities. Cash flows from financing activities increased $6.8 million or 362% from a cash outflow of $1.9 million during the three months ended March 31, 2006 to a cash inflow of $4.9 million during the three months ended March 31, 2007. These increases were primarily related to the receipt of $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and higher borrowings under our existing lines-of-credit during the period ended March 31, 2007. These increases were partially offset by higher debt payments in 2007.

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

      The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                                           December 31,   March 31,
                                                                               2006          2007
                                                                           ------------   ---------
      On Balance Sheet:
      Retained interests in notes receivable sold .....................      $ 130,623    $ 133,717

      Off Balance Sheet:
      Notes receivable sold without recourse ..........................        540,536      553,123
      Principal balance owed to note receivable purchasers                     503,854      516,463

                                                                                 Three Months Ended
                                                                          -------------------------------
                                                                          March 31, 2006   March 31, 2007
                                                                          --------------   --------------
      Income Statement:
      Gain on sales of notes receivable (1) ...........................    $      7,011      $   7,967
      Interest accretion on retained interests in notes receivable sold           2,578          4,234
      Servicing fee income ............................................           1,645          2,135

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


                          Outstanding
                          Borrowings     Availability as     Advance Period
                          as of March     of March 31,         Expiration;          Borrowing       Borrowing       Current
    Credit Facility        31, 2007           2007         Borrowing Maturity         Limit            Rate           Rate
---------------------------------------------------------------------------------------------------------------------------
The GMAC Receivables     $15.1 million    $59.9 million    February 15, 2008;    $75.0 million    30-day LIBOR       9.32%
Facility                                                   February 15, 2015                      + 4.00%

The GMAC AD&C Facility   $35.1 million   $114.9 million    February 15, 2008;    $150.0 million   30-day LIBOR       9.82%
                                                           August 15, 2013                        + 4.50%

2006 BB&T Purchase       $          --   $137.5 million    May 25, 2008;         $137.5 million   30-day LIBOR       6.57%
Facility                                                   March 5, 2019                          + 1.25%

The GMAC Communities     $61.7 million    $13.3 million    September 30, 2008;   $75.0 million    Prime + 1.00%      9.25%
Facility                                                   September 30, 2009

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

   We had the following junior subordinated debentures outstanding at March 31, 2007 (dollars in thousands):

                          Outstanding    Initial
                           Amount of     Equity               Fixed
                             Junior        To                Interest     Variable      Beginning    Maturity
                          Subordinated    Trust     Issue      Rate     Interest Rate   Optional    Redemption
         Trust             Debentures      (3)      Date       (1)           (2)          Date         Date
--------------------------------------------------------------------------------------------------------------
  Bluegreen Statutory                                                      3-month
  Trust I. ..........      $  23,196     $   696   3/15/05     9.160%       LIBOR        3/30/10     3/30/35
                                                                           + 4.90%
  Bluegreen Statutory                                                      3-month
  Trust II ..........         25,774         774   5/04/05     9.158%       LIBOR        7/30/10     7/30/35
                                                                           + 4.85%
  Bluegreen Statutory                                                      3-month
  Trust III .........         10,310         310   5/10/05     9.193%       LIBOR        7/30/10     7/30/35
                                                                           + 4.85%
  Bluegreen Statutory                                                      3-month
  Trust IV ..........         15,464         464   4/24/06    10.130%       LIBOR        6/30/11     6/30/36
                                                                           + 4.85%
  Bluegreen Statutory                                                      3-month
  Trust V. ..........         15,464         464   7/21/06    10.280%       LIBOR        9/30/11     9/30/36
                                                                           + 4.85%
  Bluegreen Statutory                                                      3-month
  Trust VI ..........         20,619         619   2/26/07     9.842%       LIBOR        4/30/12     4/30/37
                                                                           + 4.80%
                          ----------------------

                           $ 110,827     $ 3,327
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

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of March 31, 2007, by period due (in thousands):

                                                               Payments Due by Period
                                              -------------------------------------------------------

                                              Less than    1 -- 3     4 -- 5     After 5
           Contractual Obligations             1 year       Years      Years      Years       Total
             and Outstanding Debt              ------       -----      -----      -----       -----
           -----------------------
        Receivable-backed notes payable       $      17   $   3,739   $    --   $  15,115   $  18,871
        Lines-of-credit and notes payable        37,372      83,516       556       3,286     124,730
        10.50% senior secured notes payable          --      55,000        --          --      55,000
        Junior subordinated debentures               --          --        --     110,827     110,827
        Noncancelable operating leases            9,934      14,728     8,691       1,674      35,027
                                              ---------   ---------   -------   ---------   ---------
        Total contractual obligations         $  47,323   $ 156,983   $ 9,247   $ 130,902   $ 344,455
                                              =========   =========   =======   =========   =========


                                                               Payments Due by Period
                                              -------------------------------------------------------

                                              Less than    1 -- 3     4 -- 5     After 5
             Interest Obligations (1)          1 year       Years      Years      Years       Total
             ------------------------          ------       -----      -----      -----       -----
        Receivable-backed notes payable       $   1,746   $   3,077   $ 2,818   $   2,113   $   9,754
        Lines-of-credit and notes payable         9,662      11,204       522       4,584      25,972
        10.50% senior secured notes payable       5,775          --        --          --       5,775
        Junior subordinated debentures           10,618      21,236    21,236     271,980     325,070
                                              ---------   ---------   -------   ---------   ---------
        Total contractual obligations         $  27,801   $  35,517   $24,576   $ 278,677   $ 366,571
                                              =========   =========   =======   =========   =========

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

      As described in Note 1 to our condensed consolidated financial statements, we have restated our Condensed Consolidated Statements of Cash Flows included in this Form 10-K/Q to conform our presentation to the requirements of SFAS No. 95, Statement of Cash Flows to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers and accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations, and therefore had classified such activities as operating activities with appropriate disclosure of this treatment. Additionally, we have modified our Condensed Consolidated Statements of Income to conform to the presentation required under SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. Such presentation requires that estimated uncollectible revenues from VOI sales (i.e., the provision for loan losses) be shown on the face of the Condensed Consolidated Statements of Income as a reduction to gross sales of real estate. We had previously reported sales of real estate net of the provision for loan losses, without presenting the gross amounts.

      Our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis. The restatement did not affect our previously reported condensed consolidated financial position or results of operations and was 1) a change in classification within the Condensed Consolidated Statements of Cash Flows and 2) a modification of the presentation of our Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and 2007.

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

                                             BLUEGREEN CORPORATION
                                                  (Registrant)

Date:   July 2, 2007        By:/s/ JOHN M. MALONEY, JR.
                               -----------------------------------------------
                                   John M. Maloney, Jr.,
                                   President and Chief Executive Officer

Date:   July 2, 2007        By:/s/ ANTHONY M. PULEO
                               -----------------------------------------------
                                   Anthony M. Puleo,
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial Officer)

Date:   July 2, 2007        By:/s/ RAYMOND S. LOPEZ
                               -----------------------------------------------
                                   Raymond S. Lopez,
                                   Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)