Form 10-Q
period 2007-06-30
BLUEGREEN CORP
filed 2007-08-09
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________

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

      Yes |_|     No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 2007, there were 31,199,528 shares of the registrant's common stock, $0.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                                    Page
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at December 31, 2006 and June 30, 2007 ............      4

        Condensed Consolidated Statements of Income - Three months ended June 30, 2006 and 2007 .      5

        Condensed Consolidated Statements of Income - Six months ended June 30, 2006 and 2007 ...      6

        Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2007      7

        Notes to Condensed Consolidated Financial Statements ....................................      9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...     24

Item 4. Controls and Procedures .................................................................     45

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .......................................................................     46

Item 1A. Risk Factors ...........................................................................     47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .............................     47

Item 4. Submission of Matters to a Vote of Security Holders .....................................     47

Item 6. Exhibits ................................................................................     47

Signatures ......................................................................................     49

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                   December 31,      June 30,
                                                                                       2006            2007
                                                                                   ------------    ------------
                                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $21,476
 and $26,675 at December 31, 2006 and June 30, 2007, respectively) .............   $     71,148    $     85,993
Contracts receivable, net ......................................................         23,856          27,345
Notes receivable (net of allowance of  $13,499 and $23,902 at
 December 31, 2006 and June 30, 2007, respectively) ............................        144,251         214,680
Prepaid expenses ...............................................................         10,800          12,038
Other assets ...................................................................         27,465          26,496
Inventory, net .................................................................        349,333         379,008
Retained interests in notes receivable sold ....................................        130,623         128,442
Property and equipment, net ....................................................         92,445         100,574
Goodwill .......................................................................          4,291           4,291
                                                                                   ------------    ------------
     Total assets ..............................................................   $    854,212    $    978,867
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable ...............................................................   $     18,465    $     19,116
Accrued liabilities and other ..................................................         49,458          57,015
Deferred income ................................................................         40,270          45,489
Deferred income taxes ..........................................................         87,624          92,334
Receivable-backed notes payable ................................................         21,050          92,508
Lines-of-credit and notes payable ..............................................        124,412         126,212
10.50% senior secured notes payable ............................................         55,000          55,000
Junior subordinated debentures .................................................         90,208         110,827
                                                                                   ------------    ------------
  Total liabilities ............................................................        486,487         598,501

Minority interest ..............................................................         14,702          17,968

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ..........             --              --
Common stock, $.01 par value, 90,000 shares authorized; 33,603 and 33,741 shares
  issued at December 31, 2006 and June 30, 2007, respectively ..................            336             337
Additional paid-in capital .....................................................        175,164         176,869
Treasury stock, 2,756 common shares at both December 31, 2006 and
  June 30, 2007, at cost .......................................................        (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes ....................         12,632          10,876
Retained earnings ..............................................................        177,776         187,201
                                                                                   ------------    ------------
  Total shareholders' equity ...................................................        353,023         362,398
                                                                                   ------------    ------------
     Total liabilities and shareholders' equity ................................   $    854,212    $    978,867
                                                                                   ============    ============

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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                               2006         2007
                                                                            ---------    ---------
Revenues:
 Gross sales of real estate .............................................   $ 157,239    $ 158,506
 Estimated uncollectible VOI notes receivable ...........................     (15,292)     (15,232)
                                                                            ---------    ---------
 Sales of real estate ...................................................     141,947      143,274

 Other resort and communities operations revenue ........................      13,620       15,590
 Interest income ........................................................       9,499       12,108
 Gain on sales of notes receivable ......................................          47           --
 Other income, net ......................................................         837           --
                                                                            ---------    ---------
                                                                              165,950      170,972
                                                                            ---------    ---------
Costs and expenses:
 Cost of real estate sales ..............................................      49,022       46,305
 Cost of other resort and communities operations ........................      12,937       11,855
 Selling, general and administrative expenses ...........................      88,089       98,452
 Interest expense .......................................................       3,526        5,881
 Other expense, net .....................................................          --          246
                                                                            ---------    ---------
                                                                              153,574      162,739
                                                                            ---------    ---------
Income before minority interest and provision for income taxes ............    12,376        8,233
Minority interest in income of consolidated subsidiary ....................     1,677        1,633
                                                                            ---------    ---------
Income before provision for income taxes and change in accounting principle    10,699        6,600
Provision for income taxes ................................................     4,119        2,508
                                                                            ---------    ---------
Net income ................................................................ $   6,580    $   4,092
                                                                            =========    =========


Net income per common share:
  Basic .................................................................   $    0.22    $    0.13
                                                                            =========    =========
  Diluted ...............................................................   $    0.21    $    0.13
                                                                            =========    =========

Weighted average number of common and common equivalent shares:
  Basic .................................................................      30,526       30,926
                                                                            =========    =========
  Diluted ...............................................................      31,054       31,277
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                        2006         2007
                                                                                     ---------    ---------
Revenues:
 Gross sales of real estate ......................................................   $ 289,629    $ 291,890
 Estimated uncollectible VOI notes receivable ....................................     (25,922)     (26,594)
                                                                                     ---------    ---------
 Sales of real estate ............................................................     263,707      265,296

 Other resort and communities operations revenue .................................      30,287       30,608
 Interest income .................................................................      17,672       21,950
 Gain on sales of notes receivable ...............................................         552           --
 Other income, net ...............................................................         690           --
                                                                                     ---------    ---------
                                                                                       312,908      317,854
                                                                                     ---------    ---------
Costs and expenses:
 Cost of real estate sales .......................................................      94,244       83,037
 Cost of other resort and communities operations .................................      29,717       24,274
 Selling, general and administrative expenses ....................................     162,162      179,845
 Interest expense ................................................................       6,832       11,032
 Other expense, net ..............................................................          --        1,197
                                                                                     ---------    ---------
                                                                                       292,955      299,385
Income before minority interest and provision for income taxes ...................      19,953       18,469
Minority interest in income of consolidated subsidiary ...........................       2,699        3,267
                                                                                     ---------    ---------
Income before provision for income taxes and change in accounting principle ......      17,254       15,202
Provision for income taxes .......................................................       6,643        5,777
                                                                                     ---------    ---------
Income before cumulative effect of change in accounting principle ................      10,611        9,425
Cumulative effect of change in accounting principle, net of tax ..................      (5,678)          --
Minority interest in income of cumulative effect of change in accounting principle       1,184           --
                                                                                     ---------    ---------
Net income .......................................................................   $   6,117    $   9,425
                                                                                     =========    =========

Income before cumulative effect of change in accounting principle per common share:
  Basic ..........................................................................   $    0.35    $    0.30
                                                                                     =========    =========
  Diluted ........................................................................   $    0.34    $    0.30
                                                                                     =========    =========

Cumulative  effect  of  change in  accounting  principle,  net of tax and net of minority  interest  in income  of  cumulative  effect  of  change in  accounting principle per common share:
  Basic ..........................................................................   $   (0.15)   $      --
                                                                                     =========    =========
  Diluted ........................................................................   $   (0.14)   $      --
                                                                                     =========    =========

Net income per common share:
  Basic ..........................................................................   $    0.20    $    0.30
                                                                                     =========    =========
  Diluted ........................................................................   $    0.20    $    0.30
                                                                                     =========    =========

Weighted average number of common and common equivalent shares:
  Basic ..........................................................................      30,519       30,943
                                                                                     =========    =========
  Diluted ........................................................................      31,089       31,324
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                     2006         2007
                                                                                  ---------    ---------
                                                                                  (restated)
Operating activities:
  Net income ..................................................................   $   6,117    $   9,425
  Adjustments to reconcile net income to net cash used in operating activities:
    Cumulative effect of change in accounting principle, net ..................       5,678           --
     Non-cash stock compensation expense ......................................         917        1,153
     Minority interest in income of consolidated subsidiary ...................       1,515        3,267
     Depreciation and amortization ............................................       8,101        8,983
    Gain on sale of notes receivable ..........................................      (9,707)      (7,967)
     Loss on sale of property and equipment ...................................          76          526
     Provision for loan losses ................................................      25,922       26,614
     Provision for deferred income taxes ......................................       6,643        5,777
     Interest accretion on retained interests in notes receivable sold ........      (5,184)      (8,512)
     Proceeds from sales of notes receivable ..................................      51,789       46,026
  Change in operating assets and liabilities:
     Contracts receivable .....................................................     (12,944)      (3,489)
     Notes receivable .........................................................    (121,332)    (140,013)
     Inventory ................................................................     (15,287)     (17,075)
     Prepaid expenses and other assets ........................................      (9,761)         335
     Accounts payable, accrued liabilities and other ..........................      15,385       14,920
                                                                                  ---------    ---------
Net cash used in operating activities .........................................     (52,072)     (60,030)
                                                                                  ---------    ---------
Investing activities:
  Purchases of property and equipment .........................................     (13,138)     (15,159)
  Investment in statutory business trust ......................................        (464)        (619)
  Cash received from retained interests in notes receivable sold ..............      14,969       12,935
                                                                                  ---------    ---------
Net cash provided (used) by investing activities ..............................       1,367       (2,843)
                                                                                  ---------    ---------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable ..................      29,732       77,348
 Payments on borrowings collateralized by notes receivable ....................      (9,989)      (7,292)
 Borrowings under lines-of-credit facilities and other notes payable ..........      35,169       38,055
 Payments under lines-of-credit facilities and other notes payable ............     (31,225)     (49,996)
 Proceeds from issuance of junior subordinated debentures .....................      15,464       20,619
 Payment of debt issuance costs ...............................................      (2,686)      (1,569)
 Proceeds from exercise of stock options ......................................         173          553
                                                                                  ---------    ---------
Net cash provided by financing activities .....................................      36,638       77,718
                                                                                  ---------    ---------
Net (decrease) increase in cash and cash equivalents ..........................     (14,067)      14,845
Cash and cash equivalents at beginning of period ..............................      84,704       71,148
                                                                                  ---------    ---------
Cash and cash equivalents at end of period ....................................      70,637       85,993
Restricted cash and cash equivalents at end of period .........................     (26,818)     (26,675)
                                                                                  ---------    ---------
Unrestricted cash and cash equivalents at end of period .......................   $  43,819    $  59,318
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

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 2006         2007
                                                                              ---------    ---------
                                                                              (restated)
Supplemental schedule of non-cash operating, investing,
   and financing activities:

   Inventory acquired through financing ...................................   $  71,447    $  12,600
                                                                              =========    =========
   Property and equipment acquired through financing ......................   $   4,460    $     896
                                                                              =========    =========
   Retained interests in notes receivable sold ............................   $   6,479    $   5,065
                                                                              =========    =========
   Net change in unrealized gains in retained interests in notes
     receivable sold ......................................................   $  (1,995)   $  (2,823)
                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Subsequent to the issuance of our March 31, 2007 condensed consolidated financial statements, our management determined that certain information in the consolidated statements of cash flows should be restated for all periods presented to conform with Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, in response to comments of the Staff of the Securities and Exchange Commission (the "SEC"). We have restated the financial statements and corresponding financial information to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers; and, accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations. We will continue to include the proceeds from sales of notes receivable as cash flows from operations consistent with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2006, which are included in our 2006 Annual Report on Form 10-K/A ("Annual Report").

Organization

      We provide Colorful Places to Live and Play(R) through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate-based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of other vacation options, including cruises and stays at approximately 3,700 resorts offered primarily by a third-party world-wide vacation ownership exchange network. We are currently marketing and selling VOIs in 21 resorts located in the United States and Aruba, 21 of which have active sales offices. We also sell VOIs at seven off-site sales offices and on the campuses of two resorts under development located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the six months ended June 30, 2007, sales recognized by Bluegreen Resorts comprised approximately 73% of our total sales of real estate while sales recognized by Bluegreen Communities comprised approximately 27% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method. During the six months ended June 30, 2007 a total of 138,313 common shares were issued as a result of stock option exercises. There were approximately 1.2 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2007, respectively, as the effect would be anti-dilutive. There were approximately 0.8 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2006, as the effect would be anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  Three Months Ended       Six Months Ended
                                                                                       June 30,                June 30,
                                                                                 ---------------------   ---------------------
                                                                                    2006        2007        2006        2007
                                                                                 ---------   ---------   ---------   ---------
Basic and diluted earnings per share - numerator:
  Net income .................................................................   $   6,580   $   4,092   $   6,117   $   9,425
                                                                                 =========   =========   =========   =========
Denominator:
Denominator for basic earnings per share -
    weighted-average shares ..................................................      30,526      30,926      30,519      30,943
                                                                                 ---------   ---------   ---------   ---------
 Effect of dilutive securities:
    Stock options ............................................................         528         351         570         381
                                                                                 ---------   ---------   ---------   ---------
 Denominator for diluted earnings per share - adjusted
    weighted-average shares                                                         31,054      31,277      31,089      31,324
                                                                                 =========   =========   =========   =========
 Basic earnings per common share .............................................   $    0.22   $    0.13   $    0.20   $    0.30
                                                                                 =========   =========   =========   =========
 Diluted earnings per common share ...........................................   $    0.21   $    0.13   $    0.20   $    0.30
                                                                                 =========   =========   =========   =========

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

      In connection with such transactions, we retain subordinated tranches, rights to excess interest spread and servicing rights, all of which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their estimated relative fair value at the date of transfer.

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

Allowance for Uncollectible Notes Receivable

      The table below sets forth the activity in our allowance for uncollectible notes receivable for the six months ended June 30, 2007 (in thousands):

      Balance, December 31, 2006 ...................   $ 13,499
      Provision for loan losses (1) ................     26,614

      Less:  Allowance on sold receivables .........     (8,191)

      Less:  Write-offs of uncollectible receivables     (8,020)
                                                       --------
      Balance, June 30, 2007 .......................   $ 23,902
                                                       ========

      (1) Includes provision for loan losses on homesite notes receivable

Stock-Based Compensation

      We recognize stock-based compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) ("SFAS No. 123R"), which we adopted January 1, 2006, utilizing the modified prospective method.

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

      Total compensation costs related to stock-based compensation charged against income during the three and six months ended June 30, 2006 was $0.4 million and $0.9 million, respectively. Total compensation costs related to stock-based compensation charged against income during the three and six months ended June 30, 2007, was $0.5 million and $1.2 million, respectively. There were no stock options granted during the three and six months ended June 30, 2006 or 2007. As of June 30, 2007, there was $6.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.6 years.

      On July 18, 2007, stock options to acquire an aggregate of approximately 136,000 shares of common stock were granted to certain of our non-employee directors at an exercise price of $11.98, which was equal to the closing price of our common stock on the date of grant. Additionally, on July 18, 2007 we granted approximately 213,500 shares of restricted stock to certain of our non-employee directors and employees. A total of 16,694 shares of restricted stock were granted to directors and vest ratably over twelve months. The remaining restricted shares were granted to employees and vest at the end of 5 years.

Comprehensive Income

      Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                             Three Months Ended     Six Months Ended
                                                                   June 30,             June 30,
                                                             ------------------    ------------------
                                                               2006       2007       2006       2007
                                                             -------    -------    -------    -------
      Net income .........................................   $ 6,580      4,092    $ 6,117    $ 9,425
      Change in net unrealized gains on retained interests
       in notes receivable sold, net of income taxes .....    (2,058)    (1,548)    (1,204)    (1,756)
                                                             -------    -------    -------    -------
      Total comprehensive income .........................   $ 4,522    $ 2,544    $ 4,913    $ 7,669
                                                             =======    =======    =======    =======

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

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the Statement is adopted. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition, results of operations, cash flows or disclosures.

2. Sales of Notes Receivable

      During the first quarter of 2007, we sold $51.2 million in VOI receivables pursuant to a receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Capital Corporation ("GE"). Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of June 30, 2007, the remaining availability under the 2006-A GE Purchase Facility was $14.2 million of aggregate purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

      Sales of notes receivable during the three and six months ended June 30, 2006, and the six months ended June 30, 2007 were as follows (in millions):

      Three Months Ended June 30, 2006
      --------------------------------

                                                       Aggregate
                                                       Principal                             Initial Fair
                                                       Balance of                              Value of
                                                         Notes      Purchase       Gain        Retained
      Sale Facility                                    Receivable     Price     Recognized     Interest
      ---------------------------------------------    ----------   ---------   ----------   ------------
      2006-A GE Purchase Facility                        $ 16.6      $ 15.0       $  2.7        $  2.2
                                                         ======      ======       ======        ======



      Six Months Ended June 30, 2006
      ------------------------------

                                                        Aggregate
                                                        Principal                              Initial Fair
                                                       Balance of                                Value of
                                                          Notes      Purchase       Gain         Retained
      Sale Facility                                    Receivable      Price     Recognized      Interest
      ---------------------------------------------    ----------    --------    ----------    ------------

      2005 Term Securitization                           $ 18.6       $ 16.7       $  3.6         $  3.3
      2006-A GE Purchase Facility                          39.0         35.1          6.1            4.8
                                                         ------       ------       ------         ------
         Total                                           $ 57.6       $ 51.8       $  9.7         $  8.1
                                                         ======       ======       ======         ======


      Six Months Ended June 30, 2007
      ------------------------------

                                                        Aggregate
                                                        Principal                              Initial Fair
                                                       Balance of                                Value of
                                                          Notes      Purchase       Gain         Retained
      Sale Facility                                    Receivable      Price     Recognized      Interest
      ---------------------------------------------    ----------    --------    ----------    ------------
      2006-A GE Purchase Facility                        $ 51.2       $ 46.0       $  8.0         $  6.2
                                                         ======       ======       ======         ======

      In accordance with SFAS No. 152, approximately $2.6 million and $9.2 million of the gain were recorded as an increase to VOI sales for the three and six months ended June 30, 2006, respectively. The remaining $47,000 and $552,000 of the gains were recorded as gain on sales of notes receivable on the accompanying statements of income for the three and six months ended June 30, 2006, respectively. Approximately $8.0 million of the gain was recorded as an increase to VOI sales for the six months ended June 30, 2007. There were no sales of notes receivables that qualified for off-balance sheet treatment during the three months ended June 30, 2007.

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

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the six months ended June 30, 2007: prepayment rates decreasing from 15.0% to 11.0% per annum as the portfolios mature; loss severity rate ranging from 38% to 71.3%; default rates decreasing from 10.5% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

3. Lines-of-Credit and Receivable-Backed Notes Payable

      In February 2007, we borrowed $12.6 million under the GMAC Communities Facility (this facility is described in more detail in the "Liquidity and Capital Resources" section of Management Discussion and Analysis) in connection with the acquisition of 350 acres near St. Simons Island, Georgia, for a property to be called Sanctuary River Club at St. Andrews Sound. In February of 2007, we also borrowed $12.5 million under the GMAC Communities Facility to fund development activities on various communities. As of June 30, 2007, the GMAC Communities Facility had an outstanding balance of $46.4 million bearing interest at 9.25%. The remaining availability under the GMAC Communities Facility, subject to the terms and conditions of the facility, was $28.6 million as of June 30, 2007.

      In April 2007, we borrowed $10.9 million from Textron Financial Corporation. The proceeds received under this loan were used primarily for the completion of development at The Grande Villas at World Golf Village resort in St. Augustine, Florida. As of June 30, 2007 the outstanding balance was $10.9 million bearing interest at 9.50%, and we had the ability to borrow an additional $1.6 million under this loan.

      During April 2007, the Joint Venture entered into a $45.0 million revolving vacation ownership interest ("VOI") receivables credit facility (the "Facility") with General Electric Capital Corporation ("GE"). Bluegreen Corporation has guaranteed the full payment and performance of the Joint Venture in connection with the Facility. The Facility allows for advances on a revolving basis through April 16, 2009. All outstanding borrowings on the Facility mature no later than April 16, 2016. The Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the Facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE's interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the Facility. Indebtedness under the Facility bears interest adjusted monthly at the one month London Interbank Offered Rate ("LIBOR") plus 1.75%. The Joint Venture was required to pay an upfront loan commitment fee of $225,000 in connection with the Facility. In April 2007, the Joint Venture pledged $26.8 million in aggregate principal balance of notes receivable under the Facility and received $25.7 million in cash proceeds, net of issuance costs. As of June 30, 2007, the outstanding balance was $24.0 million bearing interest at 7.07%, and the remaining availability under the Facility, subject to the terms and conditions of the facility, was $21.0 million.

In April 2007, we transferred $20.4 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $17.3 million in cash proceeds. In June 2007, we transferred an additional $40.7 million in aggregate principal balance of notes receivable under the same facility and received $34.6 million in cash proceeds. As of June 30, 2007, the outstanding balance on this facility was $51.4 million and the remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $86.1 million, bearing interest at 6.57%. In August 2007, we transferred $32.0 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $27.2 million in cash proceeds. Immediately following the funding, the remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $58.9 million.

      In June 2007, we borrowed $14.8 million under the GMAC AD&C Facility, the proceeds of which will be used for development spending at The Fountains Resort in Orlando, Florida. As of June 30, 2007 the outstanding balance on this line-of-credit was $50.0 million, bearing interest at 9.82% and the remaining availability under the GMAC AD&C Facility was $100.0 million as of June 30, 2007.

      Total interest expense capitalized to construction in progress was $3.5 million and $5.8 million for the three and six months ended June 30, 2006, respectively, and $3.9 million and $7.3 million for the three and six months ended June 30, 2007, respectively.

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

      We had the following junior subordinated debentures outstanding at June 30, 2007 (dollars in thousands):

                                     Outstanding    Initial
                                      Amount of      Equity                Fixed     Variable    Beginning
                                       Junior          To                Interest    Interest    Optional
                                    Subordinated     Trust      Issue      Rate        Rate     Redemption   Maturity
            Trust                    Debentures        (3)       Date       (1)         (2)        Date        Date
----------------------------------------------------------------------------------------------------------------------
                                                                                      3-month
Bluegreen Statutory Trust I .....   $    23,196     $    696   3/15/05     9.160%      LIBOR      3/30/10     3/30/35
                                                                                      + 4.90%

                                                                                      3-month
Bluegreen Statutory Trust II ....        25,774          774   5/04/05     9.158%      LIBOR      7/30/10     7/30/35
                                                                                      + 4.85%

                                                                                      3-month
Bluegreen Statutory Trust III ...        10,310          310   5/10/05     9.193%      LIBOR      7/30/10     7/30/35
                                                                                      + 4.85%

                                                                                      3-month
Bluegreen Statutory Trust IV ....        15,464          464   4/24/06    10.130%      LIBOR      6/30/11     6/30/36
                                                                                      + 4.85%

                                                                                      3-month
Bluegreen Statutory Trust V .....        15,464          464   7/21/06    10.280%      LIBOR      9/30/11     9/30/36
                                                                                      + 4.85%

                                                                                      3-month
Bluegreen Statutory Trust VI ....        20,619          619   2/26/07     9.842%      LIBOR      4/30/12     4/30/37
                                                                                      + 4.80%
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

5. Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the "Notes"). On September 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through September 26, 2005 of approximately $1.4 million. At June 30, 2007, $55.0 million of the Notes remained outstanding. None of the assets of Bluegreen Corporation secures its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary Guarantors"), with the exception of the Joint Venture, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly by us. Supplemental financial information for Bluegreen Corporation, its combined Non-Guarantor Subsidiaries and its combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                December 31, 2006
                                                    ------------------------------------------------------------------------

                                                                     Combined       Combined
                                                     Bluegreen     Non-Guarantor   Subsidiary
                                                    Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                    -----------    -------------   ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................   $    36,316    $      17,002   $   17,830   $         --    $     71,148
Contracts receivable, net .......................            --            1,222       22,634             --          23,856
Intercompany receivable .........................       165,997               --           --       (165,997)             --
Notes receivable, net ...........................            --           57,845       86,406             --         144,251
Inventory, net ..................................            --           17,967      331,366             --         349,333
Retained interests in notes receivable sold .....            --          130,623           --             --         130,623
Property and equipment, net .....................        16,110              933       75,402             --          92,445
Investments in subsidiaries .....................       290,084               --        3,230       (293,314)             --
Other assets ....................................         7,860            4,582       30,114             --          42,556
                                                    -----------    -------------   ----------   ------------    ------------
    Total assets ................................   $   516,367    $     230,174   $  566,982   $   (459,311)   $    854,212
                                                    ===========    =============   ==========   ============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Accounts payable, accrued liabilities and other   $    33,303    $      20,717   $   54,173   $         --    $    108,193
  Intercompany payable ..........................            --            8,967      157,030       (165,997)             --
  Deferred income taxes .........................       (19,813)          47,864       59,573             --          87,624
  Lines-of-credit and notes payable .............         4,646           18,914      121,902             --         145,462
  10.50% senior secured notes payable ...........        55,000               --           --             --          55,000
  Junior subordinated debentures ................        90,208               --           --             --          90,208
                                                    -----------    -------------   ----------   ------------    ------------
     Total liabilities ..........................       163,344           96,462      392,678       (165,997)        486,487
  Minority interest .............................            --               --           --         14,702          14,702
  Total shareholders' equity ....................       353,023          133,712      174,304       (308,016)        353,023
                                                    -----------    -------------   ----------   ------------    ------------
     Total liabilities and shareholders' equity .   $   516,367    $     230,174   $  566,982   $   (459,311)   $    854,212
                                                    ===========    =============   ==========   ============    ============


                                                                                 June 30, 2007
                                                                                  (Unaudited)
                                                    ------------------------------------------------------------------------

                                                                     Combined       Combined
                                                     Bluegreen     Non-Guarantor   Subsidiary
                                                    Corporation    Subsidiaries    Guarantors   Eliminations    Consolidated
                                                    -----------    -------------   ----------   ------------    ------------
ASSETS
Cash and cash equivalents .......................   $    41,156    $      22,714   $   22,123   $         --    $     85,993
Contracts receivable, net .......................            --              510       26,835             --          27,345
Intercompany receivable .........................       146,795           10,107           --       (156,902)             --
Notes receivable, net ...........................            --          121,330       93,350             --         214,680
Inventory, net ..................................            --            9,953      369,055             --         379,008
Retained interests in notes receivable sold .....            --          128,442           --             --         128,442
Property and equipment, net .....................        15,741              719       84,114             --         100,574
Investments in subsidiaries .....................       313,712               --        3,230       (316,942)             --
Other assets ....................................         9,044            4,064       29,717             --          42,825
                                                    -----------    -------------   ----------   ------------    ------------
    Total assets ................................   $   526,448    $     297,839   $  628,424   $   (473,844)   $    978,867
                                                    ===========    =============   ==========   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued liabilities and other    $    18,494    $      16,158   $   86,968   $         --    $    121,620
 Intercompany payable ...........................            --               --      174,870       (174,870)             --
 Deferred income taxes ..........................       (20,704)          52,387       60,651             --          92,334
 Lines-of-credit and notes payable ..............           433           88,323      129,964             --         218,720
 10.50% senior secured notes payable ............        55,000               --           --             --          55,000
 Junior subordinated debentures .................       110,827               --           --             --         110,827
                                                    -----------    -------------   ----------   ------------    ------------
    Total liabilities ...........................       164,050          156,868      452,453       (174,870)        598,501
  Minority interest .............................            --               --           --         17,968          17,968
  Total shareholders' equity ....................       362,398          140,971      175,971       (316,942)        362,398
                                                    -----------    -------------   ----------   ------------    ------------
    Total liabilities and shareholders' equity ..   $   526,448    $     297,839   $  628,424   $   (473,844)   $    978,867
                                                    ===========    =============   ==========   ============    ============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                                 Three Months Ended June 30, 2006
                                                             ---------------------------------------------------------------------

                                                                             Combined       Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation   Subsidiaries    Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
 REVENUES
  Sales of real estate ....................................  $        --   $      13,908   $  128,039   $         --   $    141,947
  Other resort and communities operations revenue .........           --           3,906        9,714             --         13,620
  Management fees .........................................       14,256              --           --        (14,256)            --
  Equity income from subsidiaries .........................        3,646              --           --         (3,646)            --
  Interest income .........................................          436           5,108        3,955             --          9,499
  Gain on sales of notes receivable .......................           --              47           --             --             47
  Other income (expense), net .............................          873             (94)          58             --            837
                                                             -----------   -------------   ----------   ------------   ------------
                                                                  19,211          22,875      141,766        (17,902)       165,950
                                                             -----------   -------------   ----------   ------------   ------------
 COSTS AND EXPENSES
  Cost of real estate sales ...............................           --           3,647       45,375             --         49,022
  Cost of other resort and communities operations .........           --           1,145       11,792             --         12,937
  Management fees .........................................           --             212       14,044        (14,256)            --
  Selling, general and administrative expenses ............       10,765           7,572       69,752             --         88,089
  Interest expense ........................................           28             779        2,719             --          3,526
                                                             -----------   -------------   ----------   ------------   ------------
                                                                  10,793          13,355      143,682        (14,256)       153,574
                                                             -----------   -------------   ----------   ------------   ------------
  Income (loss) before minority interest and provision
   (benefit) for income taxes .............................        8,418           9,520       (1,916)        (3,646)        12,376
  Minority interest in income of consolidated subsidiary ..           --              --           --          1,677          1,677
                                                             -----------   -------------   ----------   ------------   ------------
  Income (loss) before provision (benefit) for income taxes
   and cumulative effect of change in accounting principle         8,418           9,520       (1,916)        (5,323)        10,699
  Provision (benefit) for income taxes ....................        1,838           3,022         (741)            --          4,119
                                                             -----------   -------------   ----------   ------------   ------------
  Net income (loss) .......................................  $     6,580   $       6,498   $   (1,175)  $     (5,323)  $      6,580
                                                             ===========   =============   ==========   ============   ============


                                                                                Three Months Ended June 30, 2007
                                                           -------------------------------------------------------------------------

                                                                            Combined       Combined
                                                            Bluegreen     Non-Guarantor   Subsidiary
                                                           Corporation    Subsidiaries    Guarantors    Eliminations    Consolidated
                                                           -----------    -------------   ----------    ------------    ------------
 REVENUES
  Sales of real estate .................................   $        --    $      15,939   $  127,335    $         --    $    143,274
  Other resort and communities operations revenue ......            --            2,036       13,554              --          15,590
  Management fees ......................................        17,044               --           --         (17,044)             --
  Equity income from subsidiaries ......................         4,917               --           --          (4,917)             --
  Interest income ......................................           534            7,991        3,583              --          12,108
                                                           -----------    -------------   ----------    ------------    ------------
                                                                22,495           25,966      144,472         (21,961)        170,972
 COSTS AND EXPENSES
  Cost of real estate sales ............................            --            4,962       41,343              --          46,305
  Cost of other resort and communities operations ......            --            1,069       10,786              --          11,855
  Management fees ......................................            --            2,597       14,447         (17,044)             --
  Selling, general and administrative expenses .........        12,486            9,221       76,745              --          98,452
  Interest expense .....................................         7,307            1,130       (2,556)             --           5,881
  Other expense (income), net ..........................           116              197          (67)             --             246
                                                           -----------    -------------   ----------    ------------    ------------
                                                                19,909           19,176      140,698         (17,044)        162,739
                                                           -----------    -------------   ----------    ------------    ------------
  Income  before minority interest and provision
    for income taxes ...................................         2,586            6,790        3,774          (4,917)          8,233
  Minority interest in income of consolidated subsidiary            --               --           --           1,633           1,633
                                                           -----------    -------------   ----------    ------------    ------------
  Income before provision for income taxes .............         2,586            6,790        3,774          (6,550)          6,600
  Provision (benefit) for income taxes .................        (1,506)           2,580        1,434              --           2,508
                                                           -----------    -------------   ----------    ------------    ------------
  Net income ...........................................   $     4,092    $       4,210   $    2,340    $     (6,550)   $      4,092
                                                           ===========    =============   ==========    ============    ============

                                                                                 Six Months Ended June 30, 2006
                                                             ---------------------------------------------------------------------

                                                                            Combined       Combined
                                                              Bluegreen   Non-Guarantor   Subsidiary
                                                             Corporation  Subsidiaries    Guarantors   Eliminations   Consolidated
                                                             -----------  -------------   ----------   ------------   ------------
 REVENUES
  Sales of real estate ....................................  $        --  $      25,144   $  238,563   $         --   $    263,707
  Other resort and communities operations revenue .........           --          7,070       23,217             --         30,287
  Management fees .........................................       27,351             --           --        (27,351)            --
  Equity income from subsidiaries .........................        1,063             --           --         (1,063)            --
  Interest income .........................................          976          9,499        7,197             --         17,672
  Gain on sales of notes receivable .......................           --            552           --             --            552
  Other (expense) income ..................................        1,003           (383)          70             --            690
                                                             -----------  -------------   ----------   ------------   ------------
                                                                  30,393         41,882      269,047        (28,414)       312,908
                                                             -----------  -------------   ----------   ------------   ------------
 COSTS AND EXPENSES
  Cost of real estate sales ...............................           --          7,337       86,907             --         94,244
  Cost of other resort and communities operations .........           --          2,478       27,239             --         29,717
  Management fees .........................................           --            453       26,898        (27,351)            --
  Selling, general and administrative expenses ............       20,095         13,376      128,691             --        162,162
  Interest expense ........................................        1,016          1,549        4,267             --          6,832
  Other (income) expense ..................................           --             --           --             --             --
                                                             -----------  -------------   ----------   ------------   ------------
                                                                  21,111         25,193      274,002        (27,351)       292,955
                                                             -----------  -------------   ----------   ------------   ------------
  Income (loss) before minority interest and provision
   (benefit) for income taxes .............................        9,282         16,689       (4,955)        (1,063)        19,953
  Minority interest in income of consolidated subsidiary ..           --             --           --          2,699          2,699
                                                             -----------  -------------   ----------   ------------   ------------
  Income (loss) before provision (benefit) for income taxes
   and cumulative effect of change in accounting principle         9,282         16,689       (4,955)        (3,762)        17,254
  Provision (benefit) for income taxes ....................        3,165          5,388       (1,910)            --          6,643
                                                             -----------  -------------   ----------   ------------   ------------
  Income (loss) before cumulative effect of change in
   accounting principle ...................................        6,117         11,301       (3,045)        (3,762)        10,611
  Cumulative effect of change in accounting principle, net
   of tax. ................................................           --         (1,942)      (3,736)            --         (5,678)
  Minority interest in income of cumulative effect of
   change in accounting principle .........................           --             --           --          1,184          1,184
                                                             -----------  -------------   ----------   ------------   ------------
  Net income (loss) .......................................  $     6,117  $       9,359   $   (6,781)  $     (2,578)  $      6,117
                                                             ===========  =============   ==========   ============   ============


                                                                               Six Months Ended June 30, 2007
                                                          -------------------------------------------------------------------------

                                                                           Combined       Combined
                                                           Bluegreen     Non-Guarantor   Subsidiary
                                                          Corporation    Subsidiaries    Guarantors    Eliminations    Consolidated
                                                          -----------    -------------   ----------    ------------    ------------
REVENUES
 Sales of real estate .................................   $        --    $      29,403   $  235,893    $         --    $    265,296
 Other resort and communities operations revenue ......            --            5,185       25,423              --          30,608
 Management fees ......................................        31,687               --           --         (31,687)             --
 Equity income from subsidiaries ......................         7,611               --           --          (7,611)             --
 Interest income ......................................           981           14,530        6,439              --          21,950
                                                          -----------    -------------   ----------    ------------    ------------
                                                               40,279           49,118      267,755         (39,298)        317,854
COSTS AND EXPENSES
 Cost of real estate sales ............................            --            8,509       74,528              --          83,037
 Cost of other resort and communities operations ......            --            2,265       22,009              --          24,274
 Management fees ......................................            --            4,912       26,775         (31,687)             --
 Selling, general and administrative expenses .........        22,825           16,209      140,811              --         179,845
 Interest expense .....................................         8,837            2,195           --              --          11,032
 Other expense, net ...................................            83              317          797              --           1,197
                                                          -----------    -------------   ----------    ------------    ------------
                                                               31,745           34,407      264,920         (31,687)        299,385
                                                          -----------    -------------   ----------    ------------    ------------
 Income before minority interest and  provision
   for income taxes ...................................         8,534           14,711        2,835          (7,611)         18,469
 Minority interest in income of consolidated subsidiary            --               --           --           3,267           3,267
                                                          -----------    -------------   ----------    ------------    ------------
 Income before provision for income taxes .............         8,534           14,711        2,835         (10,878)         15,202
 Provision (benefit) for income taxes .................          (891)           5,590        1,078              --           5,777
                                                          -----------    -------------   ----------    ------------    ------------
 Net income ...........................................   $     9,425    $       9,121   $    1,757    $    (10,878)   $      9,425
                                                          ===========    =============   ==========    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended June 30, 2006
                                                                                           (restated)
                                                                  ----------------------------------------------------------
                                                                                   Combined        Combined
                                                                   Bluegreen     Non-Guarantor    Subsidiary
                                                                  Corporation    Subsidiaries     Guarantors    Consolidated
                                                                  -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ..............   $   (32,689)   $     (36,017)   $   16,634    $    (52,072)
                                                                  -----------    -------------    ----------    ------------
Investing activities:
 Purchases of property and equipment ..........................        (4,557)             (30)       (8,551)        (13,138)
 Investment in statutory business trust .......................          (464)              --            --            (464)
 Cash received from retained interests in notes receivable sold            --           14,969            --          14,969
                                                                  -----------    -------------    ----------    ------------
Net cash (used) provided by investing activities ..............        (5,021)          14,939        (8,551)          1,367
                                                                  -----------    -------------    ----------    ------------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable ..            --           29,732            --          29,732
 Payments from borrowings collateralized by notes receivable ..            --           (5,570)       (4,419)         (9,989)
 Borrowings under line-of-credit facilities and notes payable .            --               --        35,169          35,169
 Payments under line-of-credit facilities and notes payable ...          (805)             (39)      (30,381)        (31,225)
 Proceeds from issuance of junior subordinated debentures .....        15,464               --            --          15,464
 Payment of debt issuance costs ...............................          (498)          (1,554)         (634)         (2,686)
 Proceeds from exercise of stock options ......................           173               --            --             173
                                                                  -----------    -------------    ----------    ------------
Net cash provided (used) by financing activities ..............        14,334           22,569          (265)         36,638
                                                                  -----------    -------------    ----------    ------------
Net (decrease) increase in cash and cash equivalents ..........       (23,376)           1,491         7,818         (14,067)
Cash and cash equivalents at beginning of period ..............        55,708           15,443        13,553          84,704
                                                                  -----------    -------------    ----------    ------------
Cash and cash equivalents at end of period ....................        32,332           16,934        21,371          70,637
Restricted cash and cash equivalents at end of period .........          (173)         (10,951)      (15,694)        (26,818)
                                                                  -----------    -------------    ----------    ------------
Unrestricted cash and cash equivalents at end of period .......   $    32,159    $       5,983    $    5,677    $     43,819
                                                                  ===========    =============    ==========    ============


                                                                                     Six Months Ended June 30, 2007
                                                                      ----------------------------------------------------------

                                                                                       Combined        Combined
                                                                       Bluegreen     Non-Guarantor    Subsidiary
                                                                      Corporation    Subsidiaries     Guarantors    Consolidated
                                                                      -----------    ------------     ----------    ------------
Operating activities:
Net cash (used) provided by operating activities ..................   $   (10,917)   $     (77,953)   $   28,840    $    (60,030)
                                                                      -----------    -------------    ----------    ------------
Investing activities:
 Purchases of property and equipment ..............................        (1,950)              (9)      (13,200)        (15,159)
 Investment in statutory business trusts ..........................          (619)              --            --            (619)
 Cash received from retained interests in notes receivable sold ...            --           12,935            --          12,935
                                                                      -----------    -------------    ----------    ------------
Net cash (used) provided by investing activities ..................        (2,569)          12,926       (13,200)         (2,843)
                                                                      -----------    -------------    ----------    ------------
Financing activities:
 Proceeds from borrowings collateralized by notes receivable ......            --           77,348            --          77,348
 Payments from borrowings collateralized by notes receivable ......            --           (6,075)       (1,217)         (7,292)
 Borrowings under line-of-credit facilities and other notes payable            --               --        38,055          38,055
 Payments under line-of-credit facilities and other notes payable .        (2,171)             (89)      (47,736)        (49,996)
 Proceeds from issuance of junior subordinated debentures .........        20,619               --            --          20,619
 Payments of debt issuance costs ..................................          (675)            (447)         (447)         (1,569)
 Proceeds from exercise of stock options ..........................           553               --            --             553
                                                                      -----------    -------------    ----------    ------------
Net cash provided (used) by financing activities ..................        18,326           70,737       (11,345)         77,718
                                                                      -----------    -------------    ----------    ------------
Net increase in cash and cash equivalents .........................         4,840            5,710         4,295          14,845
Cash and cash equivalents at beginning of period ..................        36,316           17,002        17,830          71,148
                                                                      -----------    -------------    ----------    ------------
Cash and cash equivalents at end of period ........................        41,156           22,712        22,125          85,993
Restricted cash and cash equivalents at end of period .............          (173)         (8,608)      (17,894)        (26,675)
                                                                      -----------    -------------    ----------    ------------
Unrestricted cash and cash equivalents at end of period ...........   $    40,983    $      14,104    $    4,231    $     59,318
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

      We evaluate the performance and allocate resources to each business segment based on its respective field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory and notes receivable are the only assets that we evaluate on a segment basis -- all other assets are only evaluated on a consolidated basis.

      Disclosures for our business segments are as follows (in thousands):

                                                  Bluegreen    Bluegreen
                                                   Resorts    Communities    Totals
                                                  ---------   -----------   --------
For the three months ended June 30, 2006
Sales of real estate ..........................   $  91,386    $  50,561    $141,947
Other resort and communities operations revenue       9,624        3,996      13,620
Depreciation expense ..........................       2,022          391       2,413
Field operating profit ........................       2,507       14,577      17,084

For the three months ended June 30, 2007
Sales of real estate ..........................   $ 105,247    $  38,027    $143,274
Other resort and communities operations revenue      12,235        3,355      15,590
Depreciation expense ..........................       2,107          431       2,538
Field operating profit ........................       8,811        6,527      15,338

For the six months ended June 30, 2006
Sales of real estate ..........................   $ 165,521    $  98,186    $263,707
Other resort and communities operations revenue      23,955        6,332      30,287
Depreciation expense ..........................       3,896          826       4,722
Field operating profit ........................       5,155       24,356      29,511

For the six months ended June 30, 2007
Sales of real estate ..........................   $ 192,395    $  72,901    $265,296
Other resort and communities operations revenue      25,073        5,535      30,608
Depreciation expense ..........................       4,224          857       5,081
Field operating profit ........................      17,660       15,335      32,995

Net notes receivable by business segment (in thousands):

                                              December 31, 2006    June 30, 2007
                                              -----------------    -------------

      Bluegreen Resorts ..............          $     137,509      $     208,424
      Bluegreen Communities ..........                  6,742              6,256
                                                -------------      -------------
      Total ..........................          $     144,251      $     214,680
                                                =============      =============

Net inventory by business segment (in thousands):

                                    December 31, 2006   June 30, 2007
                                    -----------------   -------------
            Bluegreen Resorts ...      $   233,290       $   243,928
            Bluegreen Communities          116,043           135,080
                                       -----------       -----------
            Total ...............      $   349,333       $   379,008
                                       ===========       ===========

Reconciliations to Consolidated Amounts:

Field  operating   profit  for  our  reportable   segments   reconciled  to  our
consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                   --------------------    --------------------
                                                     2006        2007        2006        2007
                                                   --------    --------    --------    --------
Field operating profit for reportable segments .   $ 17,084    $ 15,338    $ 29,511    $ 32,995
Interest income ................................      9,499      12,108      17,672      21,950
Gain on sales of notes receivable ..............         47          --         552          --
Other (expense) income, net ....................        837        (246)        690      (1,197)
Corporate general and administrative expenses ..    (11,565)    (13,086)    (21,640)    (24,247)
Interest expense ...............................     (3,526)     (5,881)     (6,832)    (11,032)
                                                   --------    --------    --------    --------
Consolidated income before minority interest and
 provision for income taxes ....................   $ 12,376    $  8,233    $ 19,953    $ 18,469
                                                   ========    ========    ========    ========

7. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service ("IRS") commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 that is anticipated to be complete by the end of 2007.

On July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on January 1, 2007 did not have an impact on our financial position or results of operations. As of June 30, 2007, we had no amounts recorded for uncertain tax positions.

On July 12, 2007, the Michigan Governor signed the Michigan Business Tax Act ("MBT"), which imposes a business income tax and a modified gross receipts tax. The new MBT becomes effective January 1, 2008, which will replace the state's current Single Business Tax, which expires on December 31, 2007. The MBT creates a new tax on business income and is assessed on every taxpayer with business activity in Michigan, unless prohibited by federal P.L. 86-272 (15 USC ss.381 to ss.384). The base of the tax starts with federal taxable income or a comparable measure of income for partnerships and S corporations, which is then subject to various adjustments, including apportionment, to identify business activity in Michigan. The tax rate is 4.95%. MBT also creates a new tax based on a modified measure of a business's gross receipts. The base of the tax is gross receipts less purchases from other firms. Purchases from other firms include inventory purchased during the tax year and capital expenditures. The tax rate is 0.8%. We have not yet completed our analysis of the impact the MBT will have on our effective tax rate.

8. Contingencies

In 2005, the State of Tennessee Audit Division (the "Division") audited Bluegreen Vacations Unlimited, Inc., our wholly owned subsidiary, for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who purchased non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and we intend to vigorously oppose such assessment by the Division. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest in which they seek to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the prior reserved mineral interests of the Plaintiffs from being developed and that a duty to exercise the right to lease the minerals to third parties for development exists and has been breached. The Court further ruled, that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling but, at this time, is unable to predict the ultimate resolution of the litigation. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association. As of June 30, 2007, Bluegreen established a reserve of $1.3 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest has been and continues to investigate the causes and circumstances for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued against us in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies. We estimate that the total cost of repairs to correct the defects will range from $4 million to $6 million. We cannot predict the extent of the financial obligation that we may incur.

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

      o Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable and inventory are incorrect.

      o We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of land, labor and construction materials.

      o We may not successfully acquire additional vacant or unimproved land inventory or execute our growth strategy.

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

      We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically expected to occur in the quarters ending in September and December each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for purchases under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

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

      A portion of our revenues historically has been, and is expected to continue to be, comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Effective January 1, 2006, the portion of these gains related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "VOI Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

      In addition, we have historically sold VOI receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We have structured current and intend to structure future warehouse purchase facilities so that sales of VOI receivables through these facilities will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables sold to the warehouse purchase facilities until such receivables are subsequently included in a properly structured term securitization transaction. If the timing of our term securitizations or securitization-type transactions changes from prior history, it will impact future quarterly earnings patterns as compared to comparable prior periods.

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

Results of Operations

      We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth net revenue and income from operations by segment:

                                     Bluegreen Resorts            Bluegreen Communities                  Total
                                 -------------------------      -------------------------      --------------------------
                                               Percentage                     Percentage                      Percentage
                                   Amount       of Sales          Amount       of Sales          Amount        of Sales
                                 ---------    ------------      ---------    ------------      ---------    -------------
Three Months Ended
June 30, 2006

Sales of real estate .........   $  91,386        100%          $  50,561        100%          $ 141,947         100%
Cost of real estate sales ....     (21,928)       (24)            (27,094)       (54)            (49,022)        (35)
                                 ---------                      ---------                      ---------
Gross profit .................      69,458         76              23,467         46              92,925          65
Other resort and communities
  operations revenues ........       9,624         11               3,996          8              13,620          10
Cost of other resort  and
  communities operations .....      (9,887)       (11)             (3,050)        (6)            (12,937)         (9)
Selling and marketing expenses     (59,892)       (66)             (7,832)       (15)            (67,724)        (48)
Field general and
  administrative expenses (1)       (6,796)        (7)             (2,004)        (4)             (8,800)         (6)
                                 ---------                      ---------                      ---------
Field operating profit .......   $   2,507          3%          $  14,577         29%          $  17,084          12%
                                 =========                      =========                      =========

Three Months Ended
June 30, 2007

Sales of real estate .........   $ 105,247        100%          $  38,027        100%          $ 143,274         100%
Cost of real estate sales ....     (26,634)       (25)            (19,671)       (52)            (46,305)        (32)
                                 ---------                      ---------                      ---------
Gross profit .................      78,613         75              18,356         48              96,969          68
Other resort and communities
  operations revenues ........      12,235         12               3,355          9              15,590          11
Cost of other resort and
  communities operations .....      (8,900)        (8)             (2,955)        (8)            (11,855)         (8)
Selling and marketing expenses     (66,111)       (64)             (9,404)       (25)            (75,515)        (53)
Field general and
  administrative expenses (1)       (7,026)        (7)             (2,825)        (7)             (9,851)         (7)
                                 ---------                      ---------                      ---------
Field operating profit .......   $   8,811          8%          $   6,527         17%          $  15,338          11%
                                 =========                      =========                      =========

                                               Bluegreen Resorts           Bluegreen Communities                  Total
                                          --------------------------     -------------------------      --------------------------
                                                        Percentage                     Percentage                     Percentage
                                           Amount        of Sales         Amount        of Sales         Amount        of Sales
                                          ---------    -------------     ---------    ------------      ---------    -------------
Six Months Ended
June 30, 2006

Sales of real estate ..................   $ 165,521        100%          $  98,186        100%          $ 263,707         100%
Cost of real estate sales .............     (38,975)       (24)            (55,269)       (56)            (94,244)        (36)
                                          ---------                      ---------                      ---------
Gross profit ..........................     126,546         76              42,917         44             169,463          64
Other resort and communities
 operations revenues ..................      23,955         14               6,332          6              30,287          11
Cost of other resort and
 communities operations ...............     (24,536)       (15)             (5,181)        (5)            (29,717)        (11)
Selling and marketing
 expenses .............................    (107,813)       (64)            (14,812)       (15)           (122,625)        (46)
Field general and
 administrative expenses (1) ..........     (12,997)        (8)             (4,900)        (5)            (17,897)         (7)
                                          ---------                      ---------                      ---------
Field operating profit ................   $   5,155          3%          $  24,356         25%          $  29,511          11%
                                          =========                      =========                      =========

Six Months Ended
June 30, 2007

Sales of real estate ..................   $ 192,395        100%          $  72,901        100%          $ 265,296         100%
Cost of real estate sales .............     (45,511)       (24)            (37,526)       (51)            (83,037)        (31)
                                          ---------                      ---------                      ---------
Gross profit ..........................     146,884         76              35,375         49             182,259          69
Other resort and communities
 operations revenues ..................      25,073         13               5,535          8              30,608          12
Cost of other resort and
 communities operations ...............     (18,929)       (10)             (5,345)        (7)            (24,274)         (9)
Selling and marketing
 expenses .............................    (121,412)       (63)            (14,472)       (21)           (135,884)        (53)
Field general and
 administrative expenses (1) ..........     (13,956)        (7)             (5,758)        (8)            (19,714)         (7)
                                          ---------                      ---------                      ---------
Field operating profit ................   $  17,660          9%          $  15,335         21%          $  32,995          12%
                                          =========                      =========                      =========


      (1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $11.6 million for the three months ended June 30, 2006 and $13.1 million for the three months ended June 30, 2007. Corporate general and administrative expenses totaled $21.6 million for the six months ended June 30, 2006 and $24.2 million for the six months ended June 30, 2007. (See "Corporate General and Administrative Expenses," below, for further discussion).

Sales and Field Operations. Consolidated sales increased $1.3 million from $142.0 million during the three months ended June 30, 2006 to $143.3 million during the three months ended June 30, 2007. Consolidated sales increased $1.6 million from $263.7 million during the six months ended June 30, 2006 to $265.3 million during the six months ended June 30, 2007.

Bluegreen Resorts

      During the three months ended June 30, 2006 and 2007, Bluegreen Resorts generated $91.4 million (64%) and $105.2 million (73%) of our total consolidated sales, respectively. During the six months ended June 30, 2006 and 2007, Bluegreen Resorts generated $165.5 million (63%) and $192.4 million (73%) of our total consolidated sales, respectively.

      The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                -------------------     -------------------
                                                  2006        2007        2006        2007
                                                -------     -------     -------     -------
        Number of VOI sales transactions         11,438      11,193      19,119      20,312
        Average sales price per transaction     $10,344     $11,359     $10,472     $11,003

      Bluegreen Resorts' sales increased $13.9 million or 15% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Higher Resorts sales were primarily attributable to an increase in sales to existing Bluegreen Vacation Club(R) owners, known as upgrade sales. Upgrade sales rose 36% during the second quarter of 2007 compared to the same period last year, and comprised 40% of Resorts sales for the second quarter of 2007 as compared to 32% of Resorts sales during the second quarter of 2006. We experienced a 4% increase in same-store sales, led by sales offices at the Bluegreen Wilderness Club(TM) at Big Cedar(R) in Ridgedale, Missouri, MountainLoft(TM) in Gatlinburg, Tennessee, the Smoky Mountain Preview Center in Sevierville, Tennessee, The Falls Village(TM) resort in Branson, Missouri, and Grande Villas at World Golf Village(R) in St. Augustine, Florida. Higher sales were also attributable, to a lesser extent, to the opening of new sales offices in Las Vegas, Nevada (opened in July 2006), Wisconsin Dells, Wisconsin (opened in July 2006), and Williamsburg, Virginia (opened in August 2006), as well as a system-wide price increase that went into effect during March 2007. The overall increase in sales reflects an increase in the number of total prospects seen by Bluegreen Resorts from approximately 85,600 during the three months ended June 20, 2006 to approximately 88,700 during the three months ended June 30, 2007, coupled with a relatively constant sale-to-tour conversion ratio of 13%. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 10% during the three months ended June 30, 2006 and 2007.

      Bluegreen Resorts' sales increased $26.9 million or 16% during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Higher Resorts sales were primarily attributable to an increase in upgrade sales. Upgrade sales rose 32% during the first half of 2007 compared to the same period last year, and comprised 39% of Resorts sales for the first half of 2007 as compared to 33% of Resorts sales during the first half of 2006. We experienced a 9% increase in same-store sales, led by sales offices at the Fountains(TM) resort in Orlando, Florida, Bluegreen Wilderness Club(TM) at Big Cedar(R) in Ridgedale, Missouri, MountainLoft(TM) in Gatlinburg, Tennessee, the Smoky Mountain Preview Center in Sevierville, Tennessee, The Falls Village(TM) resort in Branson, Missouri, and Grande Villas at World Golf Village(R) in St. Augustine, Florida. Higher sales were also attributable, to a lesser extent, to the opening of the new sales offices and system-wide price increase, both described above. The overall increase in sales reflects an increase in the number of total prospects seen by Bluegreen Resorts from approximately 147,900 during the first half of 2006 to approximately 151,100 during the first half of 2007, coupled with a higher sale-to-tour conversion ratio (13% during the first half of 2006 as compared to 14% during the same period in 2007). Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 10% and 11% for the six months ended June 30, 2006 and 2007, respectively.

     Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 75% and 77%. During the three and six months ended June 30, 2007, gross margin was negatively impacted compared to the 2006 period by a higher proportion of sales of VOIs in 2007 of relatively higher costs resorts as compared to the same periods in 2006. Overall gross margins have decreased compared to earlier periods reflecting the higher costs of acquiring and developing properties. Acquisition and development costs may continue to increase in future periods and, as a result, we may not be able to earn historical gross margins.

     Other resort operations revenue increased $2.6 million or 27% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Other resort operations revenue increased $1.1 million or 5% during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase in 2007 represents higher management services fees due to an increase in the number of resorts for which we provide management services as well as an overall increase in the number of Bluegreen Vacation Club(R) owners. These increases were partially off-set by lower title processing fees on our VOI sales earned by our wholly-owned title company as compared to prior periods. Additionally, during 2006, we began transitioning our mini-vacation package business from primarily selling the packages to third-parties to using the sales tours generated by mini-vacations primarily for use at our own sales offices. This had the effect of increasing the profitability of our other resort operations but increasing our selling and marketing costs.

      Cost of other resort operations decreased $1.0 million or 10% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Cost of other resort operations decreased $5.6 million or 23% during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The decrease during both periods in 2007 compared to the same periods in 2006 primarily reflects the transition of the mini-vacation package business, as previously discussed, as well as an increase in rental proceeds, which are reflected as a reduction to cost of other resort operations.

      Selling and marketing expenses for Bluegreen Resorts increased $6.2 million or 10% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. As a percentage of sales, selling and marketing expenses decreased from 66% during the three months ended June 30, 2006 to 63% during the three months ended June 30, 2007. Selling and marketing expenses for Bluegreen Resorts increased $13.6 million or 13% during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. As a percentage of sales, selling and marketing expenses decreased from 65% during the six months ended June 30, 2006 to 63% during the six months ended June 30, 2007. The increase in selling and marketing expenses during 2007 as compared to the same periods in 2006 reflects the overall increase in sales, higher marketing expenses at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. As a percentage of sales, our marketing costs decreased primarily a result of increased sales to owners, which generally carry lower marketing costs, as well as changes to our sales commission policy, partially offset by higher marketing costs as a percentage of sales at our new off-site sales offices. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      Field general and administrative expenses for Bluegreen Resorts increased $0.2 million or 3% during the three months June 30, 2007, as compared to the three months ended June 30, 2006. Field general and administrative expenses for Bluegreen Resorts increased $1.0 million or 7% during the six months June 30, 2007, as compared to the six months ended June 30, 2006. These increases reflect the increased cost of operating additional sales and support offices.

      As of December 31, 2006, Bluegreen Resorts had $614,000 of sales and $345,000 of field operating profit deferred under percentage-of-completion accounting. There were no sales or field operating profit deferred under percentage of completion accounting as of June 30, 2007. Additionally, as of June 30, 2007, approximately $37.8 million and $21.0 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 as compared to $27.3 million and $15.3 million of sales and field operating profit, respectively, as of December 31, 2006.

Bluegreen Communities

      During the three months ended June 30, 2006 and 2007, Bluegreen Communities generated $50.6 million (36%) and $38.0 million (27%) of our total consolidated sales, respectively. During the six months ended June 30, 2006 and 2007, Bluegreen Communities generated $98.2 million (37%) and $72.9 million (27%) of our total consolidated sales, respectively.

      The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                               Three Months Ended      Six Months Ended
                                                    June 30,                June 30,
                                              -------------------     -------------------
                                                2006        2007        2006        2007
                                              -------     -------     -------     -------
      Number of homesites sold                    520         470         954         794
      Average sales price per homesite        $92,690     $83,629     $82,785     $83,181

      Bluegreen Communities' sales decreased $12.5 million or 25% during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease reflects the substantial sell-out of several communities that were in active sales during the second quarter of 2006 and the impact of the percentage-of-completion method of accounting, partially offset by the commencement of sales at four new Bluegreen Communities subsequent to the second quarter of 2006. In addition, although to a lesser extent, Bluegreen Communities sales and revenue recognition under the percentage-of-completion method of accounting during the second quarter of 2007 were impacted by inclement weather in Texas where many Bluegreen Communities are located.

      Sales decreased $25.3 million or 26% during the six months ended June 30, 2007 as compared to the same period in 2006 as a result of several of our more mature developments either approaching sell out or selling out after June 30, 2006, partially offset by sales generated at new Bluegreen Communities that commenced sales subsequent to the second quarter of 2006.

      Before giving effect to the percentage-of-completion method of accounting and the legal rescission period, we entered into contracts to sell homesites totaling $38.4 million during the three months ended June 30, 2007, as compared to $43.0 million during the three months ended June 30, 2006; and $71.1 million and $87.7 million during the six months ended June 30, 2007 and 2006, respectively. These sales consisted of real estate sold at the following properties as of the three and six months ended June 30, 2006 and 2007:

                                     Properties Not Substantially Sold Out at June 30, 2007 (in 000's)
                                     ----------------------------------------------------------------

                                        Sales for the three months        Sales for the six months
                                              ended June 30,                   ended June 30,
                                     ------------------------------    ------------------------------
Project                                2006      2007    Difference      2006      2007    Difference
----------------------------------   -------   -------   ----------    -------   -------   ----------
Chapel Ridge ......................  $10,312   $ 5,478    $ (4,834)    $15,808   $10,494    $ (5,314)
Sanctuary River Club at St Andrews
   Sound ..........................       --     2,566       2,566          --     2,566       2,566
Mystic Shores .....................    8,664    10,932       2,268      17,814    18,489         675
Havenwood at Hunter's Crossing ....    3,343     4,675       1,332       5,670     9,052       3,382
Lake Ridge at Joe Pool Lake .......    4,027     1,834      (2,193)      8,900     4,531      (4,369)
Vintage Oaks at the Vineyard ......       --     5,680       5,680          --    10,176      10,176
The Bridges at Preston Crossings ..       --       563         563          --     3,264       3,264
SugarTree on the Brazos ...........      240       922         682         780     1,592         812
Saddle Creek Forest ...............    1,294     1,634         340       4,002     3,123        (879)
The Settlement at Patriot Ranch ...    1,649     1,753         104       2,544     3,369         825
King Oaks .........................       --     1,270       1,270          --     3,177       3,177
                                     -------   -------    --------     -------   -------    --------
 Total ............................  $29,529   $37,307    $  7,778     $55,518   $69,833    $ 14,315
                                     =======   =======    ========     =======   =======    ========


                                        Properties Substantially Sold Out at June 30, 2007 (in 000's)
                                     ------------------------------------------------------------------

                                        Sales for the three months         Sales for the six months
                                              ended June 30,                     ended June 30,
                                     -------------------------------    -------------------------------
Project                                2006      2007     Difference      2006      2007     Difference
----------------------------------   -------   -------    ----------    -------   -------    ----------
Sanctuary Cove at St. Andrews
   Sound ..........................  $ 3,577   $    --     $ (3,577)    $ 6,478   $    --     $ (6,478)
Fairway Crossings .................      228        --         (228)        426        12         (414)
Mountain Springs Ranch ............    6,720        --       (6,720)     11,708        --      (11,708)
Big Country .......................       --        --           --       7,000        --       (7,000)
Catawba Falls Preserve ............      413        --         (413)      2,789        --       (2,789)
Brickshire ........................    1,236     1,190          (46)      1,779     1,379         (400)
Yellow Stone Creek Ranch ..........    1,175        --       (1,175)      1,175        --       (1,175)
Miscellaneous .....................       75      (145)        (220)        828       (79)        (907)
                                     -------   -------     --------     -------   -------     --------
 Total ............................  $13,424   $ 1,045     $(12,379)    $32,183   $ 1,312     $(30,871)
                                     =======   =======     ========     =======   =======     ========


      Also contributing to lower sales in the three and six months ended June 30, 2007 as compared to 2006 was the net recognition of approximately $5.0 million and $9.5 million in 2006, respectively, of revenue previously deferred as a result of the application of the percentage-of-completion method of accounting as opposed to the net deferral of

$1.8 million and $2.1 million in the same periods of 2007. These decreases were partially off-set in the six months ended June 30, 2007 by the recognition of approximately $5.8 million of sales made in 2006 that were deferred pending final platting.

      As noted above, certain of our properties substantially sold out earlier in 2006 than previously anticipated as a result of the strong demand for our communities and our challenge to replace sold-out properties with new communities with similar profit margins. Although there is no assurance that we will be successful, we are continuing to pursue the possible acquisition of properties in markets where we currently conduct business, and in new regions of the country, in an attempt to maintain appropriate levels of properties in our portfolio.

      Bluegreen Communities' gross margin increased from 46% for the three months ended June 30, 2006 to 48% for the three months ended June 30, 2007. Bluegreen Communities' gross margin increased from 44% for the six months ended June 30, 2006 to 49% for the six months ended June 30, 2007. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 55% of sales and is expected to approximate these percentages for the foreseeable future. In addition, during the first half of 2006 our gross margin was negatively impacted by the bulk sale of Big Country, which had a relatively low margin.

      Selling and marketing expenses for Bluegreen Communities increased $1.6 million or 20% during the three months ending June 30, 2007, as compared to the same period in 2006. Selling and marketing expenses for Bluegreen Communities decreased $0.3 million or 2% during the six months ending June 30, 2007, as compared to the same period in 2006. As a percentage of sales, selling and marketing expenses for Bluegreen Communities was 25% and 15% during the three months ended June 30, 2007 and 2006, respectively, and 20% and 15% during the six months ended June 30, 2007 and 2006, respectively. The increase in the second quarter of 2007 compared to the same period in 2006 is primarily a result of higher advertising expenses in 2007 at our new developments as well as an expanded focus on internet marketing, which has a longer lead time to generate customer traffic. As a percentage of sales, the increase in selling an marketing expenses during the second quarter and first half of 2007, as compared to the same periods in 2006, was primarily as a result of the shift to internet based marketing as well as bulk sale transactions in 2006, which generally carry a lower commission expense than sales made on a retail basis.

      Bluegreen Communities' general and administrative expenses increased $0.8 million or 41% for the three months ended June 30, 2007, as compared to the same period in 2006. General and administrative expenses increased $0.9 million or 18% for the six months ended June 30, 2007, as compared to the same period in 2006. These increases in 2007 reflect the overall cost of operating additional sales offices at our new locations.

      As of December 31, 2006, Bluegreen Communities had $18.6 million of sales and $7.7 million of Field Operating Profit deferred under percentage-of-completion accounting. As of June 30, 2007, Bluegreen Communities had $20.7 million of sales and $8.9 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, resorts' acquisition and development, mortgage servicing, treasury and legal. Such expenses were $11.6 million and $13.1 million for the three months ended June 30, 2006 and 2007, respectively; and $21.6 million and $24.2 million for the six months ended June 30, 2006 and 2007, respectively.

     Corporate general and administrative expenses increased $1.5 million or 13% during the three months ended June 30, 2007 as compared to the same period in 2006. Corporate general and administrative expenses increased $2.6 million or 12% during the six months ended June 30, 2007 as compared to the same period in 2006. These increases were primarily driven by increased overhead cost such as accounting, information technology, human resources, and legal fees to support the growth of Bluegreen Resorts, partially off-set by higher fees earned by our mortgage servicing business. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through our VOI receivables purchase facilities.

     For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $9.5 million and $12.1 million during the three months ended June 30, 2006 and June 30, 2007, respectively. Interest income totaled $17.7 million and $22.0 million during the six months ended June 30, 2006 and June 30, 2007, respectively. The increase in interest income during the three and six months ended June 30, 2007, as compared to the same periods in 2006 was due primarily to higher interest accretion on our retained interest in notes receivable sold and more interest income earned on VOI notes receivable as a result of higher average VOI notes receivable balances during 2007 as compared to the same periods in 2006.

Gain on Sales of Notes Receivable. During the three months ended June 30, 2006, we sold $16.6 million of VOI notes receivable that qualified for off-balance sheet sales treatment under SFAS No. 140 and recognized gains on sales of notes receivable of $2.7 million. As required under SFAS No. 152, approximately $2.6 million of the gains were recorded as an increase to VOI sales for the three months ended June 30, 2006. No VOI notes receivable were sold during the three months ended June 30, 2007 that qualified for off-balance sheet sales treatment.

During the six months ended June 30, 2006 and 2007, we sold $57.6 million and $51.2 million, respectively, of VOI notes receivable that qualified for off-balance sheet sales treatment under SFAS No. 140 and recognized gains on sales of notes receivable of $9.7 million and $8.0 million, respectively. As required under SFAS No. 152, approximately $9.2 million and $8.0 million of the gains were recorded as an increase to VOI sales for the six months ended June 30, 2006 and 2007, respectively.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant VOI receivables purchase facility (as described further below) and management's discretion. The generally accepted accounting principles governing our sale of receivable transactions is evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures. In 2006, we structured a VOI receivables purchase facility that is used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. No gains are recognized on the sales of receivables to this facility until the receivables are included in an appropriately structured term securitization transaction. We expect to continue this accounting treatment for similarly structured facilities for the foreseeable future. As a result, we expect that the volatility of our quarterly earnings will increase prospectively, but we do not anticipate that this will materially impact annual earnings, assuming the continued availability of the facilities and ultimate securitizations.

Interest Expense. Interest expense was $3.5 million and $5.9 million during the three months ended June 30, 2006 and 2007, respectively. Interest expense was $6.8 million and $11.0 million during the six months ended June 30, 2006 and 2007, respectively. The increase in interest expense during 2007 was primarily a result of higher average debt outstanding and higher interest rates partially offset by an increase in the amount of interest capitalized in connection with current development activity as compared to 2006. Average debt outstanding during 2007 increased in part as a result of the issuance of $36.1 million of trust preferred debt since June 30, 2006.

Total interest expense capitalized to construction in progress was $3.5 million and $3.9 million for the three months ended June 30, 2006 and 2007, respectively. Total interest expense capitalized to construction in progress was $5.8 million and $7.3 million for the six months ended June 30, 2006 and 2007, respectively.

Provision for Loan Losses. We recorded provisions for loan losses totaling $15.3 million and $15.2 million during the three months ended June 30, 2006 and 2007, respectively, and $25.9 million and $26.6 million during the six months ended June 30, 2006 and 2007, respectively. The provision is based on our estimate of losses on originated VOI receivables, excluding any benefit for the value of future recoveries, and is reflected as a reduction of VOI sales. The provision for loan losses fluctuates between periods based on the amount of financed VOI sales as well as the timing of the recognition of revenue on the sales transactions that created such receivables.

We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral (communities notes receivable, only), present and expected economic conditions, as well as other factors. Effective January 1, 2006, we changed our accounting for loan losses on our VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historic uncollectibles for similar VOI notes receivable. The average annual default rates and delinquency rates on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:


                                                       For the Twelve
                Average Annual Default Rates        Months Ended June 30,
                ----------------------------        ---------------------

                         Division                     2006        2007
                 ---------------------------         ------      ------
                 Bluegreen Resorts .........          8.4%        7.2%
                 Bluegreen Communities .....          4.6%(1)     3.7%


                                                     As of        As of
                  Delinquency Rates               December 31,   June 30,
                 ---------------------------      ------------   --------

                         Division                     2006        2007
                 ---------------------------         ------      ------
                 Bluegreen Resorts .........          4.0%        3.2%
                 Bluegreen Communities .....          7.8%       10.3%

            (1)   Excludes   December  2005  default  of  a  $1.3  million  note
                  receivable, not made in the ordinary course of business.

      Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained ownership of the vacation ownership notes receivable, the VOI is reacquired and resold in the normal course of business.

The allowance for loan losses by division as of December 31, 2006 and June 30, 2007 was as follows (in thousands):

                                  Bluegreen      Bluegreen
                                   Resorts      Communities     Other       Total
                                  ---------     -----------     -----     ---------
December 31, 2006:
Notes receivable ..............   $ 150,649      $   6,915      $ 186     $ 157,750
Allowance for loan losses .....     (13,140)          (173)      (186)      (13,499)
                                  ---------      ---------      -----     ---------
Notes receivable, net .........   $ 137,509      $   6,742      $  --     $ 144,251
                                  =========      =========      =====     =========
Allowance as a % of gross notes
 receivable ...................           9%             3%       100%            9%
                                  =========      =========      =====     =========

June 30, 2007:
Notes receivable ..............   $ 231,951      $   6,445      $ 186     $ 238,582
Allowance for loan losses .....     (23,527)          (189)      (186)      (23,902)
                                  ---------      ---------      -----     ---------
Notes receivable, net .........   $ 208,424      $   6,256      $  --     $ 214,680
                                  =========      =========      =====     ---------
Allowance as a % of gross notes
 receivable ...................          10%             3%       100%           10%
                                  =========      =========      =====     =========

Other Income (Expense), Net. Other income, net was $837,000 for the three months ended June 30, 2006 as compared to Other expense, net of $246,000 for the three months ended June 30, 2007. Other income, net was $690,000 for the six months ended June 30, 2006 as compared to other expense, net of $1.2 million for the six months ended June 30, 2007. The changes in other income/(expense), net, during the six months ended June 30, 2007 compared to the same period in 2006 included a charge of approximately $526,000 for the loss on disposal of various fixed assets.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $1.7 million and $1.6 million during the three months ended June 30, 2006 and 2007, respectively, before the cumulative effect of change in accounting principle. Minority interest in income of consolidated subsidiary was $2.7 million and $3.3 million during the six months ended June 30, 2006 and 2007, respectively, before the cumulative effect of change in accounting principle.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2007 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate. Additionally, in March of 2007, we received notice from the IRS that our 2004 and 2005 federal income tax return had been selected for examination. Also, as previously noted, in July 2007 the State of Michigan enacted a tax change effective January 1, 2008. Although we have not yet completed our evaluation of this change, it may require us to increase our deferred tax liabilities for Michigan in the third quarter of 2007, when the new tax law was enacted.

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

Summary. Based on the factors discussed above, our net income was $6.6 and $4.1 million during the three months ended June 30, 2006 and 2007, respectively. Net income for the six months ended June 30, 2006 and 2007 was $6.1 and $9.4 million, respectively.

Changes in Financial Condition

      The following table summarizes our cash flows for the six months ended June 30, 2006 and 2007 (in thousands):

                                                                  For the Six Months Ended
                                                               ------------------------------
                                                               June 30, 2006    June 30, 2007
                                                               -------------    -------------
                                                                (restated)
        Cash flows used in operating activities ............   $     (52,072)   $     (60,030)
        Cash flows provided (used) by investing activities .           1,367           (2,843)
        Cash flows provided by financing activities ........          36,638           77,718
                                                               -------------    -------------
        Net (decrease) increase in cash and cash equivalents   $     (14,067)   $      14,845
                                                               =============    =============

Cash Flows From Operating Activities. Cash flows from operating activities decreased $7.9 million or 15% during the six months ended June 30, 2007, compared to the comparable prior year period. The decrease in cash flows from operating activities was primarily the result of higher resort development spending coupled with lower proceeds from the off balance-sheet sale of VOI notes receivable as more receivables were transformed under on-balance sheet facilities (see cash flows from financing activities below).

Cash Flows From Investing Activities. Cash flows from investing activities decreased $4.2 million or 308% from an inflow of $1.3 million during the six months ended June 30, 2006 to an outflow of $2.8 million during the six months ended June 30, 2007. This decrease was due primarily to lower amounts of cash received from our retained interests in notes receivable sold in 2007 compared to 2006 coupled with higher 2007 spending on capital assets, including information technology. The cash received on our retained interest varies based on the total retained interest outstanding, whether or not a sufficient reserve balance has been met (if required), and the timing of the actual cash distribution. During the six months ended June 30, 2006, we received $7.8 million after a unique trigger in our 2004 Term Securitization transaction was satisfied. At June 30, 2007, there were no similar triggers impacting our retained interests in notes receivable sold.

Cash Flows From Financing Activities. Cash flows from financing activities increased $41.1 million or 112% from a cash inflow of $36.6 million during the six months ended June 30, 2006 to a cash inflow of $77.7 million during the six months ended June 30, 2007. This increase was primarily related to higher net borrowings from collateralized notes receivable and the receipt of $20.6 million of proceeds in connection with our issuance of junior subordinated debentures as compared to $15.5 million of proceeds during the same period of 2006. These increases were partially offset by higher net repayments made under our existing lines-of-credit during the period ended June 30, 2007 as compared to net borrowings in 2006.

Liquidity and Capital Resources

      Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold,
(iv) principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and (v) net cash generated from other resort services and other communities operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. Our capital resources are used to support our operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), it is necessary for us to acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for growth.

      Our level of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions; (ii) our leveraged position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

      Subject to the continued availability of financing and liquidity, we currently intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we have focused Bluegreen Communities' activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest, such as new golf communities in the Southeast and other areas and continued growth in our successful regions in Texas.

      The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2007. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2007. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Purchase Facilities - Off-Balance Sheet Arrangements

      Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the six months ended June 30, 2007, approximated 63% of sales. Accordingly, having facilities available for the hypothecation or sale of these VOI receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

      The 2006 GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase receivables under the 2006 GE Purchase Facility may terminate earlier than the dates noted above upon the occurrence of certain specified events set forth in the 2006 GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the 2006 GE Purchase Facility being limited to $125.0 million, in the aggregate; (ii) our breach of the representations or warranties in the 2006 GE Purchase Facility; (iii) our failure to perform our covenants in the 2006 GE Purchase Facility; (iv) our commencement of bankruptcy or similar proceedings;
(v) the amount of any advance under the 2006 GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold, pursuant to the facility; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the 2006 GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.3 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures and receivable-backed debt of no more than $600 million) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club falling below approximately 930.7 million points; (xiii) our ceasing to conduct the VOI business or to originate VOI receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the 2006 GE Purchase Facility.

      The 2006 GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. During the six months ended June 30, 2007, we sold $51.2 million in VOI receivables under the 2006 GE Purchase Facility for an aggregate purchase price of $46.0 million. As of June 30, 2007, the remaining availability under the 2006 GE Purchase Facility was $14.2 million in cumulative purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

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

      We have historically chosen to monetize our receivables through facilities such as the 2006 GE Purchase Facility and through periodic term securitization transactions, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. There is no assurance that these arrangements will be available in the future.

      Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable securitization transaction, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

      The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                             December 31,     June 30,
                                                                 2006           2007
                                                             ------------   ------------
      On Balance Sheet:
      Retained interests in notes receivable sold ........   $    130,623   $    128,442

      Off Balance Sheet:
      Notes receivable sold without recourse .............        540,536        514,924
      Principal balance owed to note receivable purchasers        503,854        481,394

                                                                               Three Months Ended
                                                                          ----------------------------
                                                                          June 30, 2006  June 30, 2007
                                                                          -------------  -------------
      Income Statement:
      Gain on sales of notes receivable (1) ...........................   $      2,696   $         --
      Interest accretion on retained interests in notes receivable sold          2,606          4,278
      Servicing fee income ............................................          1,676          2,082


                                                                                Six Months Ended
                                                                          ----------------------------
                                                                          June 30, 2006  June 30, 2007
                                                                          -------------  -------------
      Income Statement:
      Gain on sales of notes receivable (1) ...........................   $      9,707   $      7,967
      Interest accretion on retained interests in notes receivable sold          5,184          8,512
      Servicing fee income ............................................          3,322          4,217


      (1)   Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

      In accordance with SFAS No. 152, approximately $2.6 million and $9.2 million of the gains on sales of notes receivable were recorded as an increase to VOI sales for the three and six months ended June 30, 2006, respectively. The remaining $47,000 and $552,000 of the gain has been recorded as a gain on the sales of notes receivable on the accompanying statements of income for the three and six months ended June 30, 2006, respectively. Approximately $8.0 million of the gain on sales of notes receivable was recorded as an increase to VOI sales for the six months ended June 30, 2007 and there were no sales of receivables that qualified for off-balance sheet treatment during the three months ended June 30, 2007.

Credit Facilities for Bluegreen's Receivables and Inventories

     In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of June 30, 2007 (see further discussion below):



                   Outstanding
                   Borrowings     Availability as      Advance Period
                   as of June       of June 30,         Expiration;         Borrowing       Borrowing       Current
Credit Facility     30, 2007                 2007   Borrowing Maturity        Limit            Rate           Rate
--------------------------------------------------------------------------------------------------------------------
The GMAC          $13.7 million    $61.3 million    February 15, 2008;    $75.0 million    30-day LIBOR       9.32%
Receivables                                         February 15, 2015                      + 4.00%
Facility

The GMAC          $50.0 million   $100.0 million    February 15, 2008;    $150.0 million   30-day LIBOR       9.82%
AD&C Facility                                       August 15, 2013                        + 4.50%

2006 BB&T         $51.4 million    $86.1 million    May 25, 2008;         $137.5 million   30-day LIBOR       6.57%
Purchase                                            March 5, 2019                          + 1.25%
Facility

The GMAC          $46.4 million    $28.6 million    September 30, 2008;   $75.0 million    Prime + 1.00%      9.25%
Communities                                         September 30, 2009
Facility

The GE            $24.0 million    $21.0 million    April 16, 2009;       $45.0 million    30-day LIBOR       7.07%
Bluegreen/Big                                       April 16, 2016                         + 1.75%
Cedar Facility

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the six months ended June 30, 2007, we did not pledge any VOI receivables under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The borrowing period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, and outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. We borrowed $14.8 million under this facility during June 2007 to fund development activities at The Fountains Resort in Orlando, Florida.

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

In April 2007, we transferred $20.4 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $17.3 million in cash proceeds. In June 2007, we transferred an additional $40.7 million of VOI notes receivable to the facility and received $34.6 million in cash proceeds. As of June 30, 2007, we had $86.1 million of remaining availability under the BB&T Purchase Facility. In August 2007, we transferred $32.0 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $27.2 million in cash proceeds. Immediately following the funding the remaining availability under the 2006 BB&T Purchase
Facility, subject to the terms and conditions of the facility, was $58.9 million.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Subsidiary entered into a $45.0 million revolving VOI receivables credit facility (the "GE Bluegreen/Big Cedar Receivables Facility") with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Subsidiary in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009 and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE's interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR plus 1.75%. The Subsidiary was required to pay an upfront loan commitment fee of $225,000 in connection with the GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Subsidiary pledged $26.8 million in aggregate principal balance of notes receivable under the facility and received $25.7 million in cash proceeds, net of issuance costs.

The Foothill Facility. We are currently seeking to renew a $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we could also borrow up to $10.0 million of the facility collateralized by the pledge of VOI receivables. For further details on this facility, see "Credit Facilities for Bluegreen Communities' Receivables and Inventories" below. There is no assurance that the facility will be renewed.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We are currently seeking to renew a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.5% at June 30, 2007). Interest payments are due monthly. Subject to a minimum monthly interest charge of $15,000, the interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.5% at June 30, 2007) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.75% at June 30, 2007). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. There can be no assurances that we will renew the Foothill Facility on favorable terms, if at all.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the "GMAC Communities Facility") for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC
Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake
Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunter's Crossing (New Braunfels, Texas); The Bridges at Preston Crossing (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility expires on September 30, 2007, although we can continue to borrow on projects approved prior to that date until September 30, 2008. We are currently seeking to extend and expand the GMAC Communities
Facility, although there can be no assurance that we will be successful. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects.

      In February 2007, we acquired 350 acres near St. Simons Island, Georgia, for $18.0 million for a new community to be called Sanctuary River Club at St. Andrews Sound. We borrowed $12.6 million under the GMAC Communities Facility in connection with the acquisition of this property. In February of 2007, we also borrowed $12.5 million under the GMAC Communities Facility to fund development activities on various communities.

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

      In February 2007, one of the Trusts, Bluegreen Statutory Trust VI ("BST VI") issued $20.0 million of trust preferred securities. BST VI used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 9.842% through April 2012, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 4.80% until the scheduled maturity date of April 30, 2037. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $619,000 to BST VI in exchange for its common securities, all of which are owned by us. Those proceeds were also used by BST VI to purchase an identical amount of junior subordinated debentures from us. The terms of BST VI's common securities are nearly identical to the trust preferred securities.

      We had the following junior subordinated debentures outstanding at June 30, 2007 (dollars in thousands):




                                     Outstanding    Initial
                                      Amount of      Equity                Fixed                     Beginning
                                       Junior          To                 Interest     Variable       Optional
                                    Subordinated     Trust      Issue       Rate     Interest Rate   Redemption   Maturity
        Trust                        Debentures       (3)        Date       (1)          (2)            Date        Date
--------------------------------------------------------------------------------------------------------------------------
                                                                                        3-month
Bluegreen Statutory Trust I .....   $   23,196      $    696   3/15/05       9.160%      LIBOR        3/30/10     3/30/35
                                                                                        + 4.90%
                                                                                        3-month
Bluegreen Statutory Trust II ....       25,774           774   5/04/05       9.158%      LIBOR        7/30/10     7/30/35
                                                                                        + 4.85%
                                                                                        3-month
Bluegreen Statutory Trust III ...       10,310           310   5/10/05       9.193%      LIBOR        7/30/10     7/30/35
                                                                                        + 4.85%
                                                                                        3-month
Bluegreen Statutory Trust IV ....       15,464           464   4/24/06      10.130%      LIBOR        6/30/11     6/30/36
                                                                                        + 4.85%
                                                                                        3-month
Bluegreen Statutory Trust V .....       15,464           464   7/21/06      10.280%      LIBOR        9/30/11     9/30/36
                                                                                        + 4.85%
                                                                                        3-month
Bluegreen Statutory Trust VI ....       20,619           619   2/26/07       9.842%      LIBOR        4/30/12     4/30/37
                                                                                        + 4.80%
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

Unsecured Credit Facility

      In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20 million. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75.%. Interest is due monthly and all outstanding amounts are due on July 30, 2009. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active VOI receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2007, no borrowings were outstanding under the line. However, an aggregate of $35,000 of irrevocable letters of credit were provided under this line-of-credit. This line-of-credit is an available source of short-term liquidity for us.

Commitments

      Our material commitments as of June 30, 2007 include the required payments due on our receivable-backed debt, lines-of-credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of June 30, 2007, by period due (in thousands):

                                                            Payments Due by Period
                                             ---------------------------------------------------

          Contractual Obligations            Less than    1 -- 3    4 -- 5   After 5
            and Outstanding Debt               1 year      Years     Years    Years      Total
       -----------------------------------   ---------   --------   ------   --------   --------
       Receivable-backed notes payable       $      15   $  3,355   $   --   $ 89,138   $ 92,508
       Lines-of-credit and notes payable        31,700     90,611      551      3,350    126,212
       10.50% senior secured notes payable      55,000         --       --         --     55,000
       Junior subordinated debentures               --         --       --    110,827    110,827
       Noncancelable operating leases           10,151     15,000    8,269      1,126     34,546
                                             ---------   --------   ------   --------   --------
       Total contractual obligations         $  96,866   $108,966   $8,820   $204,441   $419,093
                                             =========   ========   ======   ========   ========


                                                            Payments Due by Period
                                             ----------------------------------------------------

                                             Less than    1 -- 3    4 -- 5    After 5
          Interest Obligations (1)             1 year      Years     Years     Years      Total
       -----------------------------------   ---------   --------   -------   --------   --------
       Receivable-backed notes payable       $   5,796   $ 11,070   $10,987   $ 15,458   $ 43,311
       Lines-of-credit and notes payable         9,842      9,873       528      4,566     24,809
       10.50% senior secured notes payable       5,775         --        --         --      5,775
       Junior subordinated debentures           10,618     21,236    21,236    269,326    322,416
                                             ---------   --------   -------   --------   --------
       Total contractual obligations         $  32,031   $ 42,179   $32,751   $289,350   $396,311
                                             =========   ========   =======   ========   ========

      (1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at June 30, 2007.

      We intend to use cash flow from operations, including cash received from the sale of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments due on the contractual obligations. While we believe that we will be able to meet required debt payments when due, there can be no assurance that this will be the case.

      As noted above, we have $35,000 in letters-of-credit outstanding at June 30, 2007, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A.

      We estimate that the cash required to complete resort buildings in which sales have occurred and resort amenities and other common costs in projects in which sales have occurred to be approximately $21.2 million as of June 30, 2007. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $80.3 million as of June 30, 2007. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      We believe that our existing cash, anticipated cash generated from operations, anticipated new permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities, and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Item 4. Controls and Procedures.

      a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      b)    There has been no  change in our  internal  control  over  financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest in which they seek to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the prior reserved mineral interests of the Plaintiffs from being developed and that a duty to exercise the right to lease the minerals to third parties for development exists and has been breached. The Court further ruled, that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling but, at this time, is unable to predict the ultimate resolution of the litigation. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association. As of June 30, 2007, Bluegreen established a reserve of $1.3 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest has been and continues to investigate the causes and circumstances for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued against us in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies. We estimate that the total cost of repairs to correct the defects will range from $4 million to $6 million. We can not predict the extent of the financial obligation that we may incur.

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

Item 1A.  Risk Factors.

There has been a material deterioration in the sub-prime lending markets which could adversely impact our liquidity and our earnings - We do not perform credit checks or obtain FICO(R) scores of the purchasers of our VOIs in connection with our financing of their purchases. However, from time to time we obtain FICO(R) scores in connection with the sale of certain of our VOI notes receivable, or otherwise, and we are aware that a significant portion of the vacation ownership customers we finance are considered "sub-prime borrowers." We believe that as of May 2007, approximately 30% of VOI borrowers in our serviced loan portfolio had a FICO score below 620. Although to date we have not experienced an increase in defaults or delinquencies in our loan portfolio, conditions in the sub-prime mortgage industry have been deteriorating. If default rates for our borrowers were to rise, it may increase the provision for loan losses and reduce the value of our retained interests in notes receivable sold. In addition, it may cause buyers of, or lenders collateralized by, our VOI notes receivable to reduce the amount of availability of receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, which could adversely affect our earnings, financial position, and cash flow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      We did not repurchase any of our equity securities  registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2007, 694,500 shares remained available for purchase under our current repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

      On May 15, 2007, the Company held its annual meeting of shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

      a) The election of three directors for a term of three years expiring at the 2010 annual meeting of shareholders. Votes recorded, by nominee, were as follows:

                                                    Shares Voted
                                  ---------------------------------------------
            Nominee                  For       Against    Abstain      Total
            -------------------   ----------   -------   ---------   ----------
            Alan B. Levan         26,149,522        --   3,672,799   29,822,321
            Lawrence A. Cirillo   27,321,425        --   2,500,896   29,822,321
            Mark A. Nerenhausen   27,320,618        --   2,501,703   29,822,321

            The Company's Board of Directors is divided into three classes that have terms expiring at the Company's Annual Meeting of Shareholders over the next three years.

Item 6. Exhibits.

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


                              BLUEGREEN CORPORATION
                                  (Registrant)


Date:  August 9, 2007    By:/s/ JOHN M. MALONEY, JR.
                            ----------------------------------------------------
                                 John M. Maloney, Jr.,
                                 President and Chief Executive Officer


Date:  August 9, 2007    By:/s/ ANTHONY M. PULEO
                            ----------------------------------------------------
                                 Anthony M. Puleo,
                                 Senior Vice President, Chief Financial Officer
                                   and Treasurer
                                 Principal Financial Officer)


Date:  August 9, 2007    By:/s/ RAYMOND S. LOPEZ
                            ----------------------------------------------------
                                 Raymond S. Lopez,
                                 Vice President and Chief Accounting Officer
                                 (Principal Accounting Officer)