Form 10-Q
period 2007-09-30
BLUEGREEN CORP
filed 2007-11-09
CIK 778946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2007
                               -------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:                   0-19292
--------------------------------------------------------------------------------

                                    [LOGO](R)

                             Bluegreen Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                              03-0300793
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  4960 Conference Way North, Suite 100,
         Boca Raton, Florida                              33431
----------------------------------------    ------------------------------------
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

     Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

     Yes |_|   No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2007, there were 31,201,528 shares of the registrant's common stock, $0.01 par value, outstanding.

                              BLUEGREEN CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                    Page
         Condensed Consolidated Balance Sheets at December 31, 2006 and September 30, 2007 ...................    4

         Condensed Consolidated Statements of Income - Three months ended September 30, 2006 and 2007 ........    5

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2006 and 2007 .........    6

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2007 .....    7

         Notes to Condensed Consolidated Financial Statements ................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............    26

Item 4.  Controls and Procedures .............................................................................    49

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ................................................................................    50

Item 1A.    Risk Factors .....................................................................................    51

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ......................................    51

Item 6.     Exhibits .........................................................................................    51

Signatures ...................................................................................................    53

TRADEMARKS

      The terms "Bluegreen(R)," "Bluegreen Communities(R)," "Bluegreen Vacation Club(R)," "Colorful Places To Live And Play(R)," "You're Going To Like What You See!(R)," "Encore Rewards(R)," "Outdoor Traveler Logo(R)," and the "Bluegreen Logo(R)" are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

      The terms "The Hammocks at Marathon(TM)," "Orlando's Sunshine Resort(TM)," "Solara Surfside(TM)," "Mountain Run at Boyne(TM)," "The Falls Village(TM)," "Bluegreen Wilderness Club(TM)," "The Lodge Alley Inn(TM)," "Carolina Grande(TM)," "Harbour Lights(TM)," "Patrick Henry Square(TM)," "SeaGlass Tower(TM)," "Shore Crest Vacation Villas(TM)," "Laurel Crest(TM)," "MountainLoft(TM)," "Daytona SeaBreeze(TM)," "Shenandoah Crossing(TM)," "Christmas Mountain Village(TM)," "Traditions of Braselton(TM)," "Sanctuary Cove at St. Andrews Sound(TM)," "Catawba Falls Preserve(TM)," "Mountain Lakes Ranch(TM)," "Silver Lakes Ranch(TM)," "Mystic Shores(TM)," "Lake Ridge at Joe Pool Lake(TM)," "Ridge Lake Shores(TM)," "Mountain Springs Ranch(TM)," "Havenwood at Hunter's Crossing(TM)," "Vintage Oaks at the Vineyard(TM)," "The Bridges at Preston Crossings(TM)," "Saddle Creek Forest(TM)," "The Settlement at Patriot Ranch(TM)," "Carolina National(TM)," "Brickshire(TM)," "Golf Club at Brickshire(TM)," "Preserve at Jordan Lake(TM)," "Encore Dividends(TM)," Bluegreen Preferred(TM)," and "Bluegreen Traveler Plus(TM)," are trademarks or service marks of Bluegreen Corporation in the United States.

      The terms "Big Cedar(R)" and "Bass Pro Shops(R)" are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

      The term "World Golf Village(R)" is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              BLUEGREEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                 December 31,   September 30,
                                                                                     2006            2007
                                                                                 ------------   -------------
                                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $21,476
  and $25,930 at December 31, 2006 and September 30, 2007, respectively) .....     $  71,148     $   139,001
Contracts receivable, net ....................................................        23,856          26,512
Notes receivable (net of allowance of $13,499 and $14,791 at
  December 31, 2006 and September 30, 2007, respectively) ....................       144,251         159,782
Prepaid expenses .............................................................        10,800          10,593
Other assets .................................................................        27,465          23,688
Inventory, net ...............................................................       349,333         398,333
Retained interests in notes receivable sold ..................................       130,623         141,713
Property and equipment, net ..................................................        92,445          97,438
Goodwill .....................................................................         4,291           4,291
                                                                                   ---------     -----------
      Total assets ...........................................................     $ 854,212     $ 1,001,351
                                                                                   =========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable .............................................................     $  18,465     $    20,737
Accrued liabilities and other ................................................        49,458          66,300
Deferred income ..............................................................        40,270          41,641
Deferred income taxes ........................................................        87,624          99,911
Receivable-backed notes payable ..............................................        21,050          36,472
Lines-of-credit and notes payable ............................................       124,412         174,817
10.50% senior secured notes payable ..........................................        55,000          55,000
Junior subordinated debentures ...............................................        90,208         110,827
                                                                                   ---------     -----------
   Total liabilities .........................................................       486,487         605,705

Minority interest ............................................................        14,702          20,013

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued ........            --              --
Common stock, $.01 par value, 90,000 shares authorized; 33,603 and 33,957
  shares issued at December 31, 2006 and September 30, 2007, respectively ....           336             340
Additional paid-in capital ...................................................       175,164         177,750
Treasury stock, 2,756 common shares at both December 31, 2006 and
  September 30, 2007, at cost ................................................       (12,885)        (12,885)
Accumulated other comprehensive income, net of income taxes ..................        12,632           9,274
Retained earnings ............................................................       177,776         201,154
                                                                                   ---------     -----------
   Total shareholders' equity ................................................       353,023         375,633
                                                                                   ---------     -----------
      Total liabilities and shareholders' equity .............................     $ 854,212     $ 1,001,351
                                                                                   =========     ===========

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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                             ---------------------
                                                                                                2006        2007
                                                                                             ---------   ---------
Revenues:
   Gross sales of real estate .........................................................      $ 172,530   $ 176,146
   Estimated uncollectible VOI notes receivable .......................................        (18,078)    (19,504)
   Gains on sales of VOI notes receivable (Resort sales portion) ......................         18,097      24,228
                                                                                             ---------   ---------
   Sales of real estate ...............................................................        172,549     180,870

   Other resort and communities operations revenue ....................................         18,503      17,255
   Interest income ....................................................................         13,020      12,341
   Sales of notes receivable ..........................................................          3,497      (4,377)
   Other income, net ..................................................................             --          72
                                                                                             ---------   ---------
                                                                                               207,569     206,161
                                                                                             ---------   ---------
Costs and expenses:
   Cost of real estate sales ..........................................................         46,727      55,560
   Cost of other resort and communities operations ....................................         13,052      13,789
   Selling, general and administrative expenses .......................................        101,893     104,915
   Interest expense ...................................................................          6,530       7,348
   Other expense, net .................................................................          1,932          --
                                                                                             ---------   ---------
                                                                                               170,134     181,612
                                                                                             ---------   ---------
Income before minority interest and provision for income taxes ........................         37,435      24,549
Minority interest in income of consolidated subsidiary ................................          2,241       2,044
                                                                                             ---------   ---------
Income before provision for income taxes ..............................................         35,194      22,505
Provision for income taxes ............................................................         13,287       8,552
                                                                                             ---------   ---------
Net income ............................................................................      $  21,907   $  13,953
                                                                                             =========   =========

Net income per common share:
   Basic ..............................................................................      $    0.72   $    0.45
                                                                                             =========   =========
   Diluted ............................................................................      $    0.71   $    0.45
                                                                                             =========   =========

Weighted average number of common and common equivalent shares:
   Basic ..............................................................................         30,547      31,011
                                                                                             =========   =========
   Diluted ............................................................................         31,053      31,301
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

                              BLUEGREEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             ---------------------
                                                                                                2006        2007
                                                                                             ---------   ---------
Revenues:
   Gross sales of real estate .........................................................      $ 453,004   $ 459,845
   Estimated uncollectible VOI notes receivable .......................................        (44,000)    (46,098)
   Gains on sales of VOI notes receivable (Resort sales portion) ......................         27,252      32,419
                                                                                             ---------   ---------
   Sales of real estate ...............................................................        436,256     446,166

   Other resort and communities operations revenue ....................................         48,790      47,863
   Interest income ....................................................................         30,692      34,291
   Sales of notes receivable ..........................................................          4,049      (4,377)
                                                                                             ---------   ---------
                                                                                               519,787     523,943
                                                                                             ---------   ---------
Costs and expenses:
   Cost of real estate sales ..........................................................        140,971     138,597
   Cost of other resort and communities operations ....................................         42,769      38,063
   Selling, general and administrative expenses .......................................        264,055     284,760
   Interest expense ...................................................................         13,362      18,380
   Other expense, net .................................................................          1,242       1,125
                                                                                             ---------   ---------
                                                                                               462,399     480,925
                                                                                             ---------   ---------
Income before minority interest and provision for income taxes ........................         57,388      43,018
Minority interest in income of consolidated subsidiary ................................          4,940       5,311
                                                                                             ---------   ---------
Income before provision for income taxes and change in accounting principle ...........         52,448      37,707
Provision for income taxes ............................................................         19,930      14,329
                                                                                             ---------   ---------
Income before cumulative effect of change in accounting principle .....................         32,518      23,378
Cumulative effect of change in accounting principle, net of tax .......................         (5,678)         --
Minority interest in income of cumulative effect of change in accounting principle ....          1,184          --
                                                                                             ---------   ---------
Net income ............................................................................      $  28,024   $  23,378
                                                                                             =========   =========

Income before cumulative effect of change in accounting principle per common share:
   Basic ..............................................................................      $    1.07   $    0.75
                                                                                             =========   =========
   Diluted ............................................................................      $    1.04   $    0.75
                                                                                             =========   =========

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income from cumulative effect of change in accounting principle per common share:
   Basic ..............................................................................      $   (0.15)  $      --
                                                                                             =========   =========
   Diluted ............................................................................      $   (0.14)  $      --
                                                                                             =========   =========

Net income per common share:
   Basic ..............................................................................      $    0.92   $    0.75
                                                                                             =========   =========
   Diluted ............................................................................      $    0.90   $    0.75
                                                                                             =========   =========

Weighted average number of common and common equivalent shares:
   Basic ..............................................................................         30,530      30,968
                                                                                             =========   =========
   Diluted ............................................................................         31,092      31,315
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

                              BLUEGREEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             ------------------------
                                                                                                2006         2007
                                                                                             ----------   ---------
                                                                                             (restated)
Operating activities:
   Net income                                                                                $   28,024   $   23,378
   Adjustments to reconcile net income to net cash (used) provided in operating activities:
     Cumulative effect of change in accounting principle, net ........................            5,678           --
     Non-cash stock compensation expense .............................................            1,758        2,028
     Minority interest in income of consolidated subsidiary ..........................            3,756        5,311
     Depreciation and amortization ...................................................           12,508       13,416
     Gain on sale of notes receivable ................................................          (31,301)     (28,042)
     Loss on sale of property and equipment ..........................................              713          566
     Provision for loan losses .......................................................           44,090       46,120
     Provision for deferred income taxes .............................................           19,930       14,329
     Interest accretion on retained interests in notes receivable sold ...............          (10,520)     (11,803)
     Proceeds from sales of notes receivable .........................................          152,355      171,841
   Change in operating assets and liabilities:
     Contracts receivable ............................................................           (9,654)      (2,656)
     Notes receivable ................................................................         (213,777)    (231,725)
     Inventory .......................................................................          (11,779)     (22,575)
     Prepaid expenses and other assets ...............................................          (12,503)       3,871
     Accounts payable, accrued liabilities and other .................................           11,613       20,969
                                                                                             ----------   ----------
Net cash (used) provided by operating activities. .....................................          (9,109)       5,028
                                                                                             ----------   ----------
Investing activities:
   Purchases of property and equipment ................................................         (19,667)     (15,710)
   Investment in statutory business trust .............................................            (928)        (619)
   Cash received from retained interests in notes receivable sold .....................          21,134       23,173
                                                                                             ----------   ----------
Net cash provided by investing activities .............................................             539        6,844
                                                                                             ----------   ----------
Financing activities:
   Proceeds from borrowings collateralized by notes receivable ........................          68,393      129,890
   Payments on borrowings collateralized by notes receivable ..........................         (82,188)    (116,251)
   Borrowings under lines-of-credit facilities and other notes payable ................          41,670       93,571
   Payments under lines-of-credit facilities and other notes payable ..................         (67,803)     (70,772)
   Proceeds from issuance of junior subordinated debentures ...........................          30,928       20,619
   Payment of debt issuance costs .....................................................          (3,587)      (1,637)
   Proceeds from exercise of stock options ............................................             173          561
                                                                                             ----------   ----------
Net cash (used) provided by financing activities ......................................         (12,414)      55,981
                                                                                             ----------   ----------
Net (decrease) increase in cash and cash equivalents ..................................         (20,984)      67,853
Cash and cash equivalents at beginning of period ......................................          84,704       71,148
                                                                                             ----------   ----------
Cash and cash equivalents at end of period ............................................          63,720      139,001
Restricted cash and cash equivalents at end of period .................................         (28,222)     (25,930)
                                                                                             ----------   ----------
Unrestricted cash and cash equivalents at end of period ..............................       $   35,498   $  113,071
                                                                                             ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              --------------------
                                                                                2006        2007
                                                                              ---------   --------
                                                                              (restated)
Supplemental schedule of non-cash operating, investing,
   and financing activities:

   Inventory acquired through financing ..................................    $  71,447   $ 26,425
                                                                              =========   ========
   Property and equipment acquired through financing .....................    $   4,460   $    896
                                                                              =========   ========
   Retained interests in notes receivable sold ...........................    $  25,110   $ 27,860
                                                                              =========   ========
   Net change in unrealized gains in retained interests in notes
      receivable sold ....................................................    $  (5,268)  $ (5,400)
                                                                              =========   ========

     See accompanying notes to condensed consolidated financial statements.

                              BLUEGREEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

      The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Subsequent to the issuance of our March 31, 2007 condensed consolidated financial statements, our management determined that certain information in the consolidated statements of cash flows should be restated for all periods presented to conform with Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, in response to comments of the Staff of the Securities and Exchange Commission (the "SEC"). We have restated the financial statements and corresponding financial information to correctly reflect the classification of borrowings collateralized by notes receivable as cash flows from financing activities. We had previously reported these cash flows as operating activities as the majority of Bluegreen Resorts' sales result in the origination of notes receivable from its customers; and, accelerating the conversion of such notes receivable into cash, either through the pledge or sale of our notes receivable, on a regular basis is an integral function of our operations. We will continue to include the proceeds from sales of notes receivable as cash flows from operations consistent with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2006, which are included in our 2006 Annual Report on Form 10-K/A ("Annual Report").

Organization

      We provide Colorful Places to Live and Play(R) through our resorts and residential communities businesses. Our resorts business ("Bluegreen Resorts") acquires, develops, markets, sells and manages real estate-based vacation ownership interests ("VOIs") in resorts generally located in popular, high-volume, "drive-to" vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of "points" which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. We are currently marketing and selling VOIs in 22 resorts located in the United States and Aruba, all of which have active on-site sales offices. We also sell VOIs at seven off-site sales offices and on the campuses of two resorts under development located in the United States. Our residential communities business ("Bluegreen Communities") acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. During the nine months ended September 30, 2007, sales recognized by Bluegreen Resorts comprised approximately 77% of our total sales of real estate while sales recognized by Bluegreen Communities comprised approximately 23% of our total sales of real estate. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

      Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the "Bluegreen/Big Cedar Joint Venture"), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture's activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture's management committee. We do not consolidate our statutory business trusts (see Note 4) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN No. 46R"). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

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

Earnings Per Common Share

      We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options using the treasury stock method. During the three and nine months ended September 30, 2007 a total of 2,000 and 140,313, respectively, common shares were issued as a result of stock option exercises. There were approximately 1.4 million stock options not included in diluted  earnings  per  common  share  during  the three and nine  months  ended
September 30, 2007, as the effect would be anti-dilutive. There were approximately 1.4 million and 0.8 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2006, respectively, as the effect would be anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                  2006       2007       2006       2007
                                                                --------   --------   --------   --------
Basic and diluted earnings per share - numerator:
   Net income ...............................................   $ 21,907   $ 13,953   $ 28,024   $ 23,378
                                                                ========   ========   ========   ========

Denominator:
Denominator for basic earnings per share -
      weighted-average shares ...............................     30,547     31,011     30,530     30,968
                                                                --------   --------   --------   --------
   Effect of dilutive securities:
      Stock options .........................................        506        290        562        347
                                                                --------   --------   --------   --------
   Denominator for diluted earnings per share - adjusted
      weighted-average shares ...............................     31,053     31,301     31,092     31,315
                                                                ========   ========   ========   ========
   Basic earnings per common share ..........................   $   0.72   $   0.45   $   0.92   $   0.75
                                                                ========   ========   ========   ========
   Diluted earnings per common share ........................   $   0.71   $   0.45   $   0.90   $   0.75
                                                                ========   ========   ========   ========

Retained Interests in Notes Receivable Sold

      When we sell our notes receivable either pursuant to our VOI receivables purchase facilities (more fully described in Note 2) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers
and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that (1) both entitles and obligates us to repurchase or redeem the assets before their maturity or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

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

      We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains or losses on our retained interests in notes receivable sold are included in our shareholders' equity as accumulated other comprehensive income, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

      We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using our best estimates of the key assumptions - prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

      The following assumptions were used to measure the fair value of the retained interest in notes receivable sold as of September 30, 2007: prepayment rates decreasing from 33% to 6% per annum as the portfolios mature; loss severity rates ranging from 72% to 22%; default rates decreasing from 11% to 1% per annum as the portfolios mature; and a discount rates ranging from 9.68% to 12.55%.

      In September 2007, we recorded an  other-than-temporary  impairment in the
fair  value  of  our  retained   interest  in  sold  VOI  notes   receivable  of
approximately $0.6 million.

Allowance for Uncollectible Notes Receivable

      The table below sets forth the activity in our allowance for uncollectible notes receivable for the nine months ended September 30, 2007 (in thousands):

         Balance, December 31, 2006 ........................   $  13,499
         Provision for loan losses (1) .....................      46,120

         Less:  Allowance on sold receivables ..............     (32,419)

         Less:  Write-offs of uncollectible receivables ....     (12,409)
                                                               ---------
         Balance, September 30, 2007 .......................   $  14,791
                                                               =========

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

      Total compensation costs related to stock-based compensation charged against income during the three and nine months ended September 30, 2006 was $0.8 million and $1.7 million, respectively. Total compensation costs related to stock-based compensation charged against income during the three and nine months ended September 30, 2007, was $0.9 million and $2.0 million, respectively. On July 18, 2007, stock options to acquire an aggregate of 136,494 shares of common stock were granted to certain of our non-employee directors at an exercise price of $11.98, which was equal to the closing price of our common stock on the date of grant. Additionally, on July 18, 2007, we granted 213,540 shares of restricted stock to certain of our non-employee directors and employees; of which, 16,694 shares were granted to non-employee directors and vest ratably over twelve months. The remaining restricted shares were granted to employees and vest at the end of 5 years.

      As of September 30, 2007, there was $6.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Comprehensive Income

      Accumulated other comprehensive income, net of income taxes, on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                  2006       2007       2006       2007
                                                                --------   --------   --------   --------
Net income ..................................................   $ 21,907   $ 13,953   $ 28,024   $ 23,378
Change in net unrealized gains on retained interests
   in notes receivable sold, net of income taxes ............      4,444     (1,602)     3,240     (3,358)
                                                                --------   --------   --------   --------
Total comprehensive income ..................................   $ 26,351   $ 12,351   $ 31,264   $ 20,020
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

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the Statement is adopted. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on our financial condition, results of operations, cash flows or disclosures.

2.    Sales of Notes Receivable

      During the first quarter of 2007, we sold $51.2 million in VOI receivables pursuant to a receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Capital Corporation ("GE"). Under the 2006-A GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE earns a return equal to the applicable Swap Rate (which is a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to compliance with the terms and conditions of funding, the 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. As of September 30, 2007, the remaining availability under the 2006-A GE Purchase Facility was $14.2 million of aggregate purchase price, subject to eligibility requirements and satisfaction of conditions precedent.

      In September 2007, we completed a private offering and sale of $177.0 million of timeshare loan-backed securities (the "2007 Term Securitization"). Approximately $200.0 million in aggregate principal of timeshare loans were securitized and sold in this transaction, including: (1) $115.5 million in aggregate principal of timeshare loans that were previously transferred under an existing timeshare loans purchase facility (the "2006 BB&T Purchase Facility"); and (2) $35.8 million of timeshare loans owned by the Company immediately prior to the 2007 Term Securitization. As of September 30, 2007, an additional $48.7 million in aggregate principal of the Company's qualifying timeshare loans could be sold by us through December 28, 2007 (the "Pre-funded Receivables"), the purchase price for which was deposited into an escrow account. On October 24, 2007, we sold $34.3 million in 2007 Pre-funded Receivables and the $30.4 million purchase price was disbursed to us from the escrow account. Following the sale we had $12.7 million in proceeds remaining in the escrow account related to Pre-funded Receivables.

      Sales of notes receivable during the three and nine months ended September 30, 2006 and 2007 were as follows (in millions):

      Three Months Ended September 30, 2006

                                    Aggregate
                                    Principal                           Initial Fair
                                   Balance of                             Value of
                                      Notes     Purchase      Gain        Retained
Sale Facility                      Receivable   Price(1)    Recognized     Interest
--------------------------------   ----------   --------   ----------   ------------
2006 Term Securitization             $ 113.7     $ 100.6     $  20.6       $  22.1
Adjustment to 2005 Term
Securitization                            --          --         1.0            --
                                     -------     -------     -------       -------
   Total                             $ 113.7     $ 100.6     $  21.6       $  22.1
                                     =======     =======     =======       =======

      Nine Months Ended September 30, 2006

                                    Aggregate
                                    Principal                           Initial Fair
                                   Balance of                             Value of
                                      Notes     Purchase      Gain        Retained
Sale Facility                      Receivable   Price(1)    Recognized     Interest
--------------------------------   ----------   --------   ----------   ------------
2005 Term Securitization             $  18.6     $  16.7     $  4.6         $  3.3
2006-A GE Purchase Facility             39.0        35.1        6.1            4.8
2006 Term Securitization               113.7       100.6       20.6           22.1
                                     -------     -------     ------         ------
   Total                             $ 171.3     $ 152.4     $ 31.3         $ 30.2
                                     =======     =======     ======         ======

      Three Months Ended September 30, 2007

                                    Aggregate
                                    Principal                           Initial Fair
                                   Balance of                             Value of
                                      Notes     Purchase      Gain        Retained
Sale Facility                      Receivable   Price(1)    Recognized     Interest
--------------------------------   ----------   --------   ----------   ------------
2007 Term Securitization             $ 151.3     $ 125.8     $ 20.1         $ 28.0
                                     =======     =======     ======         ======

      Nine Months Ended September 30, 2007

                                    Aggregate
                                    Principal                           Initial Fair
                                   Balance of                             Value of
                                      Notes     Purchase      Gain        Retained
Sale Facility                      Receivable   Price(1)    Recognized     Interest
--------------------------------   ----------   --------   ----------   ------------
2006-A GE Purchase Facility          $  51.2     $  46.0     $  7.9        $   6.2
2007 Term Securitization               151.3       125.8       20.1           28.0
                                     -------     -------     ------        -------
   Total                             $ 202.5     $ 171.8     $ 28.0        $  34.2
                                     =======     =======     ======        =======

(1)   Net of transaction fees and initial reserve fund deposits.


      We recorded gains on the sale of notes receivable of $21.6 million and $31.3 million for the three and nine months ended September 30, 2006, respectively. We recorded gains on the sale of notes receivable of $20.1 million and $28.0 million for the three and nine months ended September 30, 2007, respectively.

      In accordance with SFAS No. 152, a portion of the gains in the sale of our VOI notes receivable is related to the previously established allowance on the notes receivable and was recorded as a component of sales. Approximately $18.1 million and $27.3 million of the gains were recorded as an increase to VOI sales for the three and nine months ended September 30, 2006, respectively. Approximately $24.2 million and $32.4 million of the gain were recorded as an increase to VOI sales for the three and nine months ended September 30, 2007.

      The remaining $3.5 million and $4.0 million were recorded as sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2006, respectively. The remaining contra-revenue of $4.4 million was recorded as sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2007, respectively. The decreases in net gains on sales of notes receivable in 2007 as compared to the same periods in 2006 reflect lower advance rates, higher discount rates, higher 2007 deal costs and tighter excess interest spreads as a result of the difficult credit market at the time of the 2007 transactions.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the nine months ended September 30, 2006: prepayment rates decreasing from 17.0% to 9.0% per annum as the portfolios mature; loss severity rates ranging from 35.0% to 71.3%; default rates decreasing from 10.0% to 1.0% per annum as the portfolios mature; and a discount rate of 9.0%.

      The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the transactions during the nine months ended September 30, 2007: prepayment rates decreasing from 29.0% to 11.0% per annum as the portfolios mature; loss severity rates ranging from 38.0% to 71.3%; default rates decreasing from 10.5% to 1.0% per annum as the portfolios mature; and discount rates ranging from 9.0% to 12.55%.

3.    Lines-of-Credit and Receivable-Backed Notes Payable

Lines-of-Credit

      In February 2007, we borrowed $12.6 million under the GMAC Communities Facility (this facility is described in more detail in the "Liquidity and Capital Resources" section included in "Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations") in connection with the acquisition of 350 acres near St. Simons Island, Georgia, for a property to be called Sanctuary River Club at St. Andrews Sound. In February 2007, we also borrowed $12.5 million under the GMAC Communities Facility to fund development activities on various communities. In August 2007 we borrowed $20.0 million to fund development activities at our ongoing projects. As of September 30, 2007, the GMAC Communities Facility had an outstanding balance of $53.4 million bearing interest at 8.75%. The remaining availability under the GMAC Communities Facility, subject to the terms and conditions of the facility, was $21.6 million as of September 30, 2007. In October 2007, we repaid approximately $3.5 million under this facility, and in November we borrowed $23.4 million under this facility to fund development.

      In April 2007, we borrowed $10.9 million from Textron Financial Corporation. The proceeds received under this loan were used primarily for the completion of development at The Grande Villas at World Golf Village resort in St. Augustine, Florida. As of September 30, 2007 the outstanding balance was $10.2 million bearing interest at 9.0%.

      In June 2007, we borrowed $14.8 million under the GMAC AD&C Facility (this facility is described in more detail in the "Liquidity and Capital Resources"
section included in "Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations"), the proceeds of which were used for development spending at The Fountains Resort in Orlando, Florida. In August 2007, we borrowed $29.4 million for development spending at our project in Las Vegas, and $20 million for general corporate purposes. In September 2007, the Bluegreen/Big Cedar Joint Venture borrowed $13.8 million for the purchase of Red Rock Bluff, a 27.5 acre property located on Table Rock Lake located in Ridgedale, Missouri. As of September 30, 2007, the outstanding balance under this facility was $96.7 million, bearing interest at 9.63% and the remaining availability under this facility was $53.3 million as of September 30, 2007.

      Total interest expense capitalized to construction in progress was $2.4 million and $8.9 million for the three and nine months ended September 30, 2006, respectively, and $3.7 million and $11.0 million for the three and nine months ended September 30, 2007, respectively.

Receivable-Backed Notes Payable

      During April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility (the "GE Bluegreen/Big Cedar Receivables Facility") with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the

Facility. The GE Bluegreen/Big Cedar Receivables Facility allows for advances on a revolving basis through April 16, 2009. All outstanding borrowings on the GE Bluegreen/Big Cedar Receivables Facility mature no later than April 16, 2016. The GE Bluegreen/Big Cedar Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GE Bluegreen/Big Cedar Receivables Facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE's interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The GE Bluegreen/Big Cedar Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GE Bluegreen/Big Cedar Receivables Facility. Indebtedness under the Facility bears interest adjusted monthly at the one month London Interbank Offered Rate ("LIBOR") plus 1.75%. The Bluegreen/Big Cedar Joint Venture was required to pay an upfront loan commitment fee of $225,000 in connection with the Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture pledged $26.8 million in aggregate principal balance of notes receivable under the Facility and received $25.7 million in cash proceeds, net of issuance costs. As of September 30, 2007, the outstanding balance was $21.1 million bearing interest at 6.88%, and the remaining availability under the GE Bluegreen/Big Cedar Receivables Facility, subject to the terms and conditions of this facility, was $23.9 million.

      In 2007, we transferred $122.9 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $104.4 million in cash proceeds. In connection with the 2007 Term Securitization all amounts outstanding on the 2006 BB&T Purchase Facility were repaid. As of September 30, 2007, there are no amounts due on this facility and the remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $137.5 million.

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

      The above issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds were used for general corporate purposes and debt repayment.

      We had the following junior subordinated debentures outstanding at September 30, 2007 (dollars in thousands):

                                     Outstanding
                                      Amount of     Initial                 Fixed    Variable    Beginning
                                       Junior       Equity                Interest   Interest     Optional
                                    Subordinated   in Trust      Issue      Rate       Rate     Redemption   Maturity
           Trust                     Debentures       (3)        Date        (1)        (2)        Date        Date
----------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory                                                                   3-month
Trust I .........................     $  23,196     $   696     3/15/05     9.160%     LIBOR     3/30/10      3/30/35
                                                                                      + 4.90%
Bluegreen Statutory                                                                   3-month
Trust II ........................        25,774         774     5/04/05     9.158%     LIBOR     7/30/10      7/30/35
                                                                                      + 4.85%
Bluegreen Statutory                                                                   3-month
Trust III .......................        10,310         310     5/10/05     9.193%     LIBOR     7/30/10      7/30/35
                                                                                      + 4.85%
Bluegreen Statutory                                                                   3-month
Trust IV ........................        15,464         464     4/24/06    10.130%     LIBOR     6/30/11      6/30/36
                                                                                      + 4.85%
Bluegreen Statutory                                                                   3-month
Trust V .........................        15,464         464     7/21/06    10.280%     LIBOR     9/30/11      9/30/36
                                                                                      + 4.85%
Bluegreen Statutory                                                                   3-month
Trust VI ........................        20,619         619     2/26/07     9.842%     LIBOR     4/30/12      4/30/37
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

5.    Senior Secured Notes Payable

      On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the "Notes"). On September 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through September 26, 2005 of approximately $1.4 million. At September 30, 2007, $55.0 million of the Notes remained outstanding. None of the assets of Bluegreen Corporation secures its obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security therefor. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the "Subsidiary Guarantors"), with the exception of the Bluegreen/Big Cedar Joint Venture, Bluegreen Properties, N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which individually have less than $50,000 of assets (collectively, "Non-Guarantor Subsidiaries"). Each of the Note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly by us. Supplemental financial information for Bluegreen Corporation, and its combined Non-Guarantor Subsidiaries and combined Subsidiary Guarantors is presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (In thousands)

                                                                                        December 31, 2006
                                                             ----------------------------------------------------------------------
                                                                              Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents .................................    $  36,316       $  17,002    $  17,830     $       --      $  71,148
Contracts receivable, net .................................           --           1,222       22,634             --         23,856
Intercompany receivable ...................................      165,997              --           --       (165,997)            --
Notes receivable, net .....................................           --          57,845       86,406             --        144,251
Inventory, net ............................................           --          17,967      331,366             --        349,333
Retained interests in notes receivable sold ...............           --         130,623           --             --        130,623
Property and equipment, net ...............................       16,110             933       75,402             --         92,445
Investments in subsidiaries ...............................      290,084              --        3,230       (293,314)            --
Other assets ..............................................        7,860           4,582       30,114            --          42,556
                                                               ---------       ---------    ---------     ----------      ---------
      Total assets ........................................    $ 516,367       $ 230,174    $ 566,982     $ (459,311)     $ 854,212
                                                               =========       =========    =========     ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ........    $  33,303       $  20,717    $  54,173           $ --      $ 108,193
   Intercompany payable ...................................           --           8,967      157,030       (165,997)            --
   Deferred income taxes ..................................      (19,813)         47,864       59,573             --         87,624
   Lines-of-credit and notes payable ......................        4,646          18,914      121,902             --        145,462
   10.50% senior secured notes payable ....................       55,000              --           --             --         55,000
   Junior subordinated debentures .........................       90,208              --           --             --         90,208
                                                               ---------       ---------    ---------     ----------      ---------
      Total liabilities ...................................      163,344          96,462      392,678       (165,997)       486,487
   Minority interest ......................................           --              --           --         14,702         14,702
   Total shareholders' equity .............................      353,023         133,712      174,304       (308,016)       353,023
                                                               ---------       ---------    ---------     ----------      ---------
      Total liabilities and shareholders' equity ..........    $ 516,367       $ 230,174    $ 566,982     $ (459,311)     $ 854,212
                                                               =========       =========    =========     ==========      =========

                                                                                       September 30, 2007
                                                                                          (Unaudited)
                                                             ----------------------------------------------------------------------
                                                                              Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
ASSETS
Cash and cash equivalents .................................    $  32,107       $  88,375    $  18,519     $       --    $   139,001
Contracts receivable, net .................................           --             943       25,569             --         26,512
Intercompany receivable ...................................      184,614              --           --       (184,614)            --
Notes receivable, net .....................................           --          59,755      100,027             --        159,782
Inventory, net ............................................           --          29,029      369,304             --        398,333
Retained interests in notes receivable sold ...............           --         141,713           --             --        141,713
Property and equipment, net ...............................       14,738             630       82,070             --         97,438
Investments in subsidiaries ...............................      303,043              --        3,230       (306,273)            --
Other assets ..............................................        8,947           2,913       26,712             --         38,572
                                                               ---------       ---------    ---------     ----------    -----------
      Total assets ........................................    $ 543,449       $ 323,358    $ 625,431     $ (490,887)   $ 1,001,351
                                                               =========       =========    =========     ==========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable, accrued liabilities and other ........    $  20,607       $  23,959    $  84,112     $       --    $   128,678
   Intercompany payable ...................................           --          57,106      127,508       (184,614)            --
   Deferred income taxes ..................................      (18,861)         53,252       65,520             --         99,911
   Lines-of-credit and notes payable ......................          243          46,673      164,373             --        211,289
   10.50% senior secured notes payable ....................       55,000              --           --             --         55,000
   Junior subordinated debentures .........................      110,827              --           --             --        110,827
                                                               ---------       ---------    ---------     ----------    -----------
      Total liabilities ...................................      167,816         180,990      441,513       (184,614)       605,705
   Minority interest ......................................           --              --           --         20,013         20,013
   Total shareholders' equity .............................      375,633         142,368      183,918       (326,286)       375,633
                                                               ---------       ---------    ---------     ----------    -----------
      Total liabilities and shareholders' equity ..........    $ 543,449       $ 323,358    $ 625,431     $ (490,887)   $ 1,001,351
                                                               =========       =========    =========     ==========    ===========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended September 30, 2006
                                                             ----------------------------------------------------------------------
                                                                              Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...................................     $     --        $ 18,283    $ 154,266      $      --      $ 172,549
   Other resort and communities operations revenue ........           --           3,718       14,785             --         18,503
   Management fees ........................................       17,492              --           --        (17,492)            --
   Equity income from subsidiaries ........................       20,219              --           --        (20,219)            --
   Interest income ........................................          460           8,913        3,647             --         13,020
   Sale of notes receivable ...............................           --           3,497           --             --          3,497
                                                                --------        --------    ---------      ---------      ---------
                                                                  38,171          34,411      172,698        (37,711)       207,569
                                                                --------        --------    ---------      ---------      ---------
COSTS AND EXPENSES
   Cost of real estate sales ..............................           --           5,693       41,034             --         46,727
   Cost of other resort and communities operations ........           --           1,429       11,623             --         13,052
   Management fees ........................................           --             222       17,270        (17,492)            --
   Selling, general and administrative expenses ...........       12,172           8,668       81,053             --        101,893
   Interest expense .......................................        1,968           1,621        2,941             --          6,530
   Other expense, net .....................................        1,074             327          531             --          1,932
                                                                --------        --------    ---------      ---------      ---------
                                                                  15,214          17,960      154,452        (17,492)       170,134
                                                                --------        --------    ---------      ---------      ---------
   Income before minority interest and provision
     for income taxes .....................................       22,957          16,451       18,246        (20,219)        37,435
   Minority interest in income of consolidated
     subsidiary ...........................................           --              --           --          2,241          2,241
                                                                --------        --------    ---------      ---------      ---------
   Income before provision for income taxes and
     cumulative effect of change in accounting
     principle ............................................       22,957          16,451       18,246        (22,460)        35,194
   Provision for income taxes .............................        1,050           5,222        7,015             --         13,287
                                                                --------        --------    ---------      ---------      ---------
   Net income .............................................     $ 21,907        $ 11,229    $  11,231      $ (22,460)     $  21,907
                                                                ========        ========    =========      =========      =========

                                                                             Three Months Ended September 30, 2007
                                                             ----------------------------------------------------------------------
                                                                              Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...................................     $     --       $  14,489    $ 166,381      $      --      $ 180,870
   Other resort and communities operations revenue ........           --           4,280       12,975             --         17,255
   Management fees ........................................       20,960              --           --        (20,960)            --
   Equity income from subsidiaries ........................        8,902              --           --         (8,902)            --
   Interest income ........................................          869           7,764        3,708             --         12,341
   Sale of notes receivable ...............................           --          (4,377)          --             --         (4,377)
   Other income (expense), net ............................          (68)            349         (209)            --             72
                                                                --------        --------    ---------      ---------      ---------
                                                                  30,663          22,505      182,855        (29,862)       206,161
                                                                --------        --------    ---------      ---------      ---------
COSTS AND EXPENSES
   Cost of real estate sales ..............................           --           2,661       52,899             --         55,560
   Cost of other resort and communities operations ........           --           1,209       12,580             --         13,789
   Management fees ........................................           --           2,654       18,306        (20,960)            --
   Selling, general and administrative expenses ...........        9,649           9,014       86,252             --        104,915
   Interest expense .......................................        5,218           2,130           --             --          7,348
                                                                --------        --------    ---------      ---------      ---------
                                                                  14,867          17,668      170,037        (20,960)       181,612
                                                                --------        --------    ---------      ---------      ---------
   Income before minority interest and provision
     for income taxes .....................................       15,796           4,837       12,818         (8,902)        24,549
   Minority interest in income of consolidated
     subsidiary ...........................................           --              --           --          2,044          2,044
                                                                --------        --------    ---------      ---------      ---------
   Income before provision for income taxes ...............       15,796           4,837       12,818        (10,946)        22,505
   Provision for income taxes .............................        1,843           1,838        4,871             --          8,552
                                                                --------        --------    ---------      ---------      ---------
   Net income .............................................     $ 13,953        $  2,999    $   7,947      $ (10,946)     $  13,953
                                                                ========        ========    =========      =========      =========

                                                                               Nine Months Ended September 30, 2006
                                                             ----------------------------------------------------------------------
                                                                             Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...................................     $     --       $  43,427    $ 392,829      $      --     $  436,256
   Other resort and communities operations revenue ........           --          10,788       38,002             --         48,790
   Management fees ........................................       44,843              --           --        (44,843)            --
   Equity income from subsidiaries ........................       21,235              --           --        (21,235)            --
   Interest income ........................................        1,436          18,412       10,844             --         30,692
   Sales of notes receivable ..............................           --           4,049           --             --          4,049
                                                                --------       ---------    ---------      ---------     ----------
                                                                  67,514          76,676      441,675        (66,078)       519,787
                                                                --------       ---------    ---------      ---------     ----------
COSTS AND EXPENSES
   Cost of real estate sales ..............................           --          13,030      127,941             --        140,971
   Cost of other resort and communities operations ........           --           3,907       38,862             --         42,769
   Management fees ........................................           --             675       44,168        (44,843)            --
   Selling, general and administrative expenses ...........       32,267          22,044      209,744             --        264,055
   Interest expense .......................................        2,984           3,170        7,208             --         13,362
   Other expense, net .....................................           71             710          461             --          1,242
                                                                --------       ---------    ---------      ---------     ----------
                                                                  35,322          43,536      428,384        (44,843)       462,399
                                                                --------       ---------    ---------      ---------     ----------
   Income before minority interest and
     provision for income taxes ...........................       32,192          33,140       13,291        (21,235)        57,388
   Minority interest in income of consolidated
     subsidiary ...........................................           --              --           --          4,940          4,940
                                                                --------       ---------    ---------      ---------     ----------
   Income before provision for income taxes and
     cumulative effect of change in accounting
     principle ............................................       32,192          33,140       13,291        (26,175)        52,448
   Provision for income taxes .............................        4,168          10,717        5,045             --         19,930
                                                                --------       ---------    ---------      ---------     ----------
   Income before cumulative effect of change in
     accounting principle .................................       28,024          22,423        8,246        (26,175)        32,518
   Cumulative effect of change in accounting
     principle, net of tax ................................           --          (1,942)      (3,736)            --         (5,678)
   Minority interest in income of cumulative
     effect of change in accounting principle .............           --              --           --          1,184          1,184
                                                                --------       ---------    ---------      ---------     ----------
   Net income .............................................     $ 28,024       $  20,481    $   4,510      $ (24,991)    $   28,024
                                                                ========       =========    =========      =========     ==========

                                                                               Nine Months Ended September 30, 2007
                                                             ----------------------------------------------------------------------
                                                                             Combined      Combined
                                                              Bluegreen    Non-Guarantor   Subsidiary
                                                             Corporation    Subsidiaries   Guarantors   Eliminations   Consolidated
                                                             -----------   -------------   ----------   ------------   ------------
REVENUES
   Sales of real estate ...................................     $     --       $  43,892    $ 402,274      $      --     $  446,166
   Other resort and communities operations  revenue .......           --           9,465       38,398             --         47,863
   Management fees ........................................       52,647              --           --        (52,647)            --
   Equity income from subsidiaries ........................       16,514              --           --        (16,514)            --
   Interest income ........................................        1,850          22,294       10,147             --         34,291
   Sale of notes receivable ...............................           --          (4,377)          --             --         (4,377)
                                                                --------       ---------    ---------      ---------     ----------
                                                                  71,011          71,274      450,819        (69,161)       523,943
                                                                --------       ---------    ---------      ---------     ----------
COSTS AND EXPENSES
   Cost of real estate sales ..............................           --          11,170      127,427             --        138,597
   Cost of other resort and communities operations ........           --           3,474       34,589             --         38,063
   Management fees ........................................           --           7,565       45,082        (52,647)            --
   Selling, general and administrative expenses ...........       32,474          25,223      227,063             --        284,760
   Interest expense .......................................       14,055           4,325           --             --         18,380
   Other expense (income), net ............................          151             (32)       1,006             --          1,125
                                                                --------       ---------    ---------      ---------     ----------
                                                                  46,680          51,725      435,167        (52,647)       480,925
                                                                --------       ---------    ---------      ---------     ----------
   Incomebefore minority interest and
     provision for income taxes ...........................       24,331          19,549       15,652        (16,514)        43,018
   Minority interest in income of consolidated
     subsidiary ...........................................           --              --           --          5,311          5,311
                                                                --------       ---------    ---------      ---------     ----------
   Income before provision for income taxes ...............       24,331          19,549       15,652        (21,825)        37,707
   Provision for income taxes .............................          953           7,429        5,947             --         14,329
                                                                --------       ---------    ---------      ---------     ----------
   Net income .............................................     $ 23,378       $  12,120    $   9,705      $ (21,825)    $   23,378
                                                                ========       =========    =========      =========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended September 30, 2006
                                                                                                  (restated)
                                                                           --------------------------------------------------------
                                                                                           Combined       Combined
                                                                            Bluegreen    Non-Guarantor   Subsidiary
                                                                           Corporation    Subsidiaries   Guarantors    Consolidated
                                                                           -----------   -------------   -----------   ------------
Operating activities:
Net cash (used) provided by operating activities ........................    $ (48,289)     $   (5,240)    $  44,420      $  (9,109)
Investing activities:
   Purchases of property and equipment ..................................       (6,852)            (44)      (12,771)       (19,667)
   Investment in statutory business trust ...............................         (928)             --            --           (928)
   Cash received from retained interests in notes receivable sold .......           --          21,134            --         21,134
                                                                             ---------      ----------     ---------      ---------
Net cash (used) provided by investing activities ........................       (7,780)         21,090       (12,771)           539
                                                                             ---------      ----------     ---------      ---------
Financing activities:
   Proceeds from borrowings collateralized by notes receivable ..........           --          68,393            --         68,393
   Payments from borrowings collateralized by notes receivable ..........           --         (78,998)       (3,190)       (82,188)
   Borrowings under line-of-credit facilities and notes payable .........           --              --        41,670         41,670
   Payments under line-of-credit facilities and notes payable ...........       (7,565)           (131)      (60,107)       (67,803)
   Proceeds from issuance of junior subordinated debentures .............       30,928              --            --         30,928
   Payment of debt issuance costs .......................................         (980)         (1,680)         (927)        (3,587)
   Proceeds from exercise of stock options ..............................          173              --            --            173
                                                                             ---------      ----------     ---------      ---------
Net cash provided (used) by financing activities ........................       22,556         (12,416)      (22,554)       (12,414)
                                                                             ---------      ----------     ---------      ---------
Net(decrease)increase in cash and cash equivalents ......................      (33,513)          3,434         9,095        (20,984)
Cash and cash equivalents at beginning of period ........................       55,708          15,443        13,553         84,704
                                                                             ---------      ----------     ---------      ---------
Cash and cash equivalents at end of period ..............................       22,195          18,877        22,648         63,720
Restricted cash and cash equivalents at end of period ...................         (173)        (10,221)      (17,828)       (28,222)
                                                                             ---------      ----------     ---------      ---------
Unrestricted cash and cash equivalents at end of period .................    $  22,022      $    8,656     $   4,820      $  35,498
                                                                             =========      ==========     =========      =========

                                                                                      Nine Months Ended September 30, 2007
                                                                           --------------------------------------------------------
                                                                                            Combined       Combined
                                                                            Bluegreen    Non-Guarantor    Subsidiary
                                                                           Corporation    Subsidiaries    Guarantors   Consolidated
                                                                           -----------   -------------   -----------   ------------
Operating activities:
Net cash (used) provided by operating activities ........................    $ (18,237)     $   33,427     $ (10,162)     $   5,028
                                                                             ----------     ----------     ---------      ---------
Investing activities:
   Purchases of property and equipment ..................................       (3,461)            (26)      (12,223)       (15,710)
   Investment in statutory business trusts ..............................         (619)             --            --           (619)
   Cash received from retained interests in notes receivable sold .......           --          23,173            --         23,173
                                                                             ---------      ----------     ---------      ---------
Net cash (used) provided by investing activities ........................       (4,080)         23,147       (12,223)         6,844
                                                                             ---------      ----------     ---------      ---------
Financing activities:
   Proceeds from borrowings collateralized by notes receivable ..........           --         129,890            --        129,890
   Payments from borrowings collateralized by notes receivable ..........           --        (114,393)       (1,858)      (116,251)
   Borrowings under line-of-credit facilities and other notes payable ...           --              --        93,571         93,571
   Payments under line-of-credit facilities and other notes payable .....       (2,368)            (89)      (68,315)       (70,772)
   Proceeds from issuance of junior subordinated debentures .............       20,619              --            --         20,619
   Payments of debt issuance costs ......................................         (704)           (609)         (324)        (1,637)
   Proceeds from exercise of stock options ..............................          561              --            --            561
                                                                             ---------      ----------     ---------      ---------
Net cash provided (used) by financing activities ........................       18,108          14,799        23,074         55,981
                                                                             ---------      ----------     ---------      ---------
Net (decrease) increase in cash and cash equivalents ....................       (4,209)         71,373           689         67,853
Cash and cash equivalents at beginning of period ........................       36,316          17,002        17,830         71,148
                                                                             ---------      ----------     ---------      ---------
Cash and cash equivalents at end of period ..............................       32,107          88,375        18,519        139,001
Restricted cash and cash equivalents at end of period ...................         (375)        (10,620)      (14,935)       (25,930)
                                                                             ---------      ----------     ---------      ---------
Unrestricted cash and cash equivalents at end of period .................    $  31,732      $   77,755     $   3,584      $ 113,071
                                                                             =========      ==========     =========     ==========

6.    Business Segments

      We have two reportable business segments - Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites.

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

      Disclosures for our business segments are as follows (in thousands):

                                                                   Bluegreen    Bluegreen
                                                                    Resorts    Communities     Totals
                                                                   ---------   -----------   ---------
For the three months ended September 30, 2006
Sales of real estate ...........................................   $ 130,310    $  42,239    $ 172,549
Other resort and communities operations revenue ................      15,408        3,095       18,503
Depreciation expense ...........................................       2,189          404        2,593
Field operating profit .........................................      31,492       11,128       42,620

For the three months ended September 30, 2007
Sales of real estate ...........................................   $ 149,125    $  31,745    $ 180,870
Other resort and communities operations revenue ................      14,400        2,855       17,255
Depreciation expense ...........................................       2,102          430        2,532
Field operating profit .........................................      29,666        4,549       34,215

For the nine months ended September 30, 2006
Sales of real estate ...........................................   $ 295,831    $ 140,425    $ 436,256
Other resort and communities operations revenue ................      39,363        9,427       48,790
Depreciation expense ...........................................       6,086        1,230        7,316
Field operating profit .........................................      36,647       35,484       72,131

For the nine months ended September 30, 2007
Sales of real estate ...........................................   $ 341,520    $ 104,646    $ 446,166
Other resort and communities operations revenue ................      39,473        8,390       47,863
Depreciation expense ...........................................       6,326        1,286        7,612
Field operating profit .........................................      47,326       19,884       67,210

Notes receivable, net, by business segment (in thousands):

                                           As of               As of
                                     December 31, 2006   September 30, 2007
                                     -----------------   ------------------

     Bluegreen Resorts ...........           $ 137,509            $ 154,327
     Bluegreen Communities .......               6,742                5,455
                                             ---------            ---------
     Total .......................           $ 144,251            $ 159,782
                                             =========            =========

Inventory, net, by business segment (in thousands):

                                           As of               As of
                                     December 31, 2006   September 30, 2007
                                     -----------------   ------------------

     Bluegreen Resorts ...........           $ 233,290            $ 259,181
     Bluegreen Communities .......             116,043              139,152
                                             ---------            ---------
     Total .......................           $ 349,333            $ 398,333
                                             =========            =========

Reconciliations to Consolidated Amounts:

      Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                  2006       2007       2006       2007
                                                                --------   --------   --------   --------
Field operating profit for reportable segments ..............   $ 42,620   $ 34,215   $ 72,131   $ 67,210
Interest income .............................................     13,020     12,341     30,692     34,291
Sales of notes receivable ...................................      3,497     (4,377)     4,049     (4,377)
Other (expense) income, net .................................     (1,932)        72     (1,242)    (1,125)
Corporate general and administrative expenses ...............    (13,240)   (10,354)   (34,880)   (34,601)
Interest expense ............................................     (6,530)    (7,348)   (13,362)   (18,380)
                                                                --------   --------   --------   --------
Consolidated income before minority interest and
  provision for income taxes ................................   $ 37,435   $ 24,549   $ 57,388   $ 43,018
                                                                ========   ========   ========   ========

7.    Income Taxes

      We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

      The Internal Revenue Service ("IRS") commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007. On October 12, 2007, we received an examination report (the "2004 & 2005 Examination Report") from the IRS for the 2004 & 2005 tax periods asserting, in the aggregate, approximately $35,000 of additional tax due, plus accrued interest.

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on January 1, 2007 did not have an impact on our financial position or results of operations. As of September 30, 2007, we had no amounts recorded for uncertain tax positions.

On July 12, 2007, the Governor of the State of Michigan signed the Michigan Business Tax Act ("MBT"), which imposes a business income tax and a modified gross receipts tax. The MBT, which becomes effective January 1, 2008, will replace the state's current Single Business Tax, which expires on December 31, 2007. The MBT creates a new tax on business income and is assessed on every taxpayer with business activity in Michigan, unless prohibited by federal P.L. 86-272 (15 USC Section 381 to Section 384). The base of the tax starts with federal taxable income or a comparable measure of income for partnerships and S corporations, which is then subject to various adjustments, including apportionment, to identify business activity in Michigan. The tax rate is 4.95%. The MBT also creates a new tax based on a modified measure of business gross receipts. The base of the tax is gross receipts less purchases from other firms. Purchases from other firms include inventory purchased during the tax year and capital expenditures. The tax rate is 0.8%. We do not believe that the MBT will have a material impact on our effective tax rate.

8.    Contingencies

      In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

      In 2005, the State of Tennessee Audit Division (the "Division") audited Bluegreen Vacations Unlimited, Inc., our wholly owned subsidiary, for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who purchased non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and we intend to vigorously oppose such assessment by the Division. An informal conference is scheduled for early December 2007 to discuss this matter with representatives of the Division. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

      Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of Plaintiffs' prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs' motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling but can't predict the ultimate resolution of the litigation. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association. As of September 30, 2007, Bluegreen has a reserve of $1.3 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued against us in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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

      In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported "Class Action Complaint" on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.'s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorneys' fees and treble damages of unspecified amounts. In February of 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. On March 16, 2007, the court denied a motion filed by Leisure Path and Bluegreen Corporation to dismiss the Doxeys as parties to the lawsuit. Vacation Station, LLC and its owner have each filed for bankruptcy protection. As of September 30, 2007, we have accrued $175,000 in connection with this matter. Additional claims may be pursued against us in the future in connection with this matter, but it is not possible at this time to estimate the likelihood of loss or the amount of potential exposure with respect to any such matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and are making the following statements pursuant to the Act to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act of 1934. You may identify these statements by forward-looking words such as "may," "intend," "expect," "anticipate," "believe" "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life of project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industries, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from those results, performance, or achievements or trends expressed or implied in any forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

      o The state of the economy generally, and interest rates, and the availability of financing and increased fuel prices, in particular, could affect our ability to market VOIs and residential homesites.

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

      o Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable, retained interests in notes receivable sold, and inventory are incorrect.

      o We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of land, labor and construction materials and the deterioration in the homebuilding and the subprime mortgage markets.

      o     We may not successfully sell real estate currently owned.

      o We may not successfully acquire additional vacant or unimproved land inventory or execute our growth strategy.

      o     We may face a variety of risks when we expand our operations.

      o     We may face additional risks when and if we expand into new markets.

      o The limited resale market for VOIs could adversely affect our business.

      o We could incur losses based on the outcome of pending or future litigation, claims, and assessments, and any reserves established may not be sufficient.

      o Claims for development-related defects could adversely affect our financial condition and operating results.

      o Increased construction and development costs over the past few years may result in an increase in our cost of sales for the foreseeable future, and there is no assurance that we will be able to continue to increase our sales prices or that these increased construction and development costs will not have a material adverse impact on our gross margin.

      o We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.

      o Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

      o We could be required to incur additional costs to comply with laws governing accessibility of facilities by disabled persons.

      In addition to the foregoing, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission including, without limitation, those risks and uncertainties set forth in the section entitled "Risk Factors" in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006.

Executive Overview

      We operate through two business segments - Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops, markets and sells VOIs in our Bluegreen Vacation Club resorts, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis, as homesites.

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

      We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect the increased construction and development costs over the past few years to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends affect interest rates, a portion of our debt service costs may increase.

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

      A portion of our revenues historically has been, and is expected to continue to be, comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Effective January 1, 2006, the portion of these gains related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management's best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold in an accommodation to third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change. If these situations were to occur on a material basis, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See "VOI Receivables Purchase Facilities - Off Balance Sheet Arrangements," below.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our estimated development cost and future sales on recovered VOIs for the purpose of recognizing cost of sales related to VOI sales; our estimate of fair value related to stock-based compensation; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see "Critical Accounting Policies and Estimates" in our Amendment No.1 to Form 10-K/A for the year ended December 31, 2006.

Results of Operations

We review financial information, allocate resources and manage our business as two segments - Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth net revenue and income from operations by segment:

                                                         Bluegreen Resorts      Bluegreen Communities            Total
                                                     -----------------------   ----------------------   ----------------------
                                                                  Percentage               Percentage               Percentage
                                                       Amount      of Sales      Amount     of Sales      Amount     of Sales
                                                     ----------   ----------   ---------   ----------   ----------   ----------
Three Months Ended September 30, 2006

Gross sales of real estate .......................   $  130,291                $  42,239                $  172,530
Estimated uncollectible VOI notes receivable .....      (18,078)                      --                   (18,078)
Gain on sales of notes receivable (Resort sales
   portion) ......................................       18,097                       --                    18,097
                                                     ----------                ---------                ----------
Sales of real estate .............................      130,310      100%         42,239      100%         172,549      100%
Cost of real estate sales ........................      (25,741)     (20)        (20,986)     (50)         (46,727)     (27)
                                                     ----------                ---------                ----------
Gross profit .....................................      104,569       80          21,253       50          125,822       73
Other resort and communities operations
  revenues .......................................       15,408       12           3,095        7           18,503       11
Cost of other resort and communities
  operations .....................................       (9,915)      (8)         (3,137)      (7)         (13,052)      (8)
Selling and marketing expenses ...................      (72,203)     (55)         (6,942)     (16)         (79,145)     (46)
Field general and administrative expenses (1) ....       (6,367)      (5)         (3,141)      (8)          (9,508)      (5)
                                                     ----------                ---------                ----------
Field operating profit ...........................   $   31,492       24%      $  11,128       26%      $   42,620       25%
                                                     ==========                =========                ==========

Three Months Ended September 30, 2007

Gross sales of real estate .......................   $  144,401                $  31,745                $  176,146
Estimated uncollectible VOI notes receivable .....      (19,504)                      --                   (19,504)
Gain on sales of notes receivable (Resort
  sales portion) .................................       24,228                       --                    24,228
                                                     ----------                ---------                ----------
Sales of real estate .............................      149,125      100%         31,745      100%         180,870      100%
Cost of real estate sales ........................      (38,416)     (26)        (17,144)     (54)         (55,560)     (31)
                                                     ----------                ---------                ----------
Gross profit .....................................      110,709       74          14,601       46          125,310       69
Other resort and communities operations
  revenues .......................................       14,400       10           2,855        9           17,255       10
Cost of other resort and communities
  operations .....................................      (10,689)      (7)         (3,100)     (10)         (13,789)      (8)
Selling and marketing expenses ...................      (77,521)     (52)         (7,463)     (24)         (84,984)     (47)
Field general and administrative expenses (1) ....       (7,233)      (5)         (2,344)      (7)          (9,577)      (5)
                                                     ----------                ---------                ----------
Field operating profit ...........................   $   29,666       20%      $   4,549       14%      $   34,215       19%
                                                     ==========                =========                ==========

                                                        Bluegreen Resorts       Bluegreen Communities            Total
                                                     -----------------------   ----------------------   -----------------------
                                                                  Percentage               Percentage                Percentage
                                                       Amount      of Sales      Amount     of Sales      Amount      of Sales
                                                     ----------   ----------   ---------   ----------   ----------   ----------
Nine Months Ended September 30, 2006

Gross sales of real estate .......................   $  312,579                $ 140,425                $  453,004
Estimated uncollectible VOI notes receivable .....      (44,000)                      --                   (44,000)
Gain on sales of notes receivable (Resort
  sales portion) .................................       27,252                       --                    27,252
                                                     ----------                ---------                ----------
Sales of real estate .............................      295,831      100%        140,425      100%         436,256      100%
Cost of real estate sales ........................      (64,716)     (22)        (76,255)     (54)        (140,971)     (32)
                                                     ----------                ---------                ----------
Gross profit .....................................      231,115       78          64,170       46          295,285       68
Other resort and communities operations
  revenues .......................................       39,363       13           9,427        7           48,790       11
Cost of other resort and communities
  operations .....................................      (34,451)     (12)         (8,318)      (6)         (42,769)     (10)
Selling and marketing expenses ...................     (180,016)     (61)        (21,754)     (16)        (201,770)     (46)
Field general and administrative expenses (1) ....      (19,364)      (6)         (8,041)      (6)         (27,405)      (6)
                                                     ----------                ---------                ----------
Field operating profit ...........................   $   36,647       12%      $  35,484       25%      $   72,131       17%
                                                     ==========                =========                ==========

Nine Months Ended September 30, 2007

Gross sales of real estate .......................   $  355,199                $ 104,646                $  459,845
Estimated uncollectible VOI notes receivable .....      (46,098)                      --                   (46,098)
Gain on sales of notes receivable (Resort
  sales portion) .................................       32,419                       --                    32,419
                                                     ----------                ---------                ----------
Sales of real estate .............................      341,520      100%        104,646      100%         446,166      100%
Cost of real estate sales ........................      (83,927)     (25)        (54,670)     (52)        (138,597)     (31)
                                                     ----------                ---------                ----------
Gross profit .....................................      257,593       75          49,976       48          307,569       69
Other resort and communities operations
  revenues .......................................       39,473       12           8,390        8           47,863       11
Cost of other resort and communities
  operations .....................................      (29,618)      (9)         (8,445)      (8)         (38,063)      (9)
Selling and marketing expenses ...................     (198,933)     (58)        (21,935)     (21)        (220,868)     (49)
Field general and administrative expenses (1) .....     (21,189)      (6)         (8,102)      (8)         (29,291)      (7)
                                                     ----------                ---------                ----------
Field operating profit ...........................   $   47,326       14%      $  19,884       19%      $   67,210       15%
                                                     ==========                =========                ==========

(1) General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $13.2 million for the three months ended September 30, 2006 and $10.4 million for the three months ended September 30, 2007. Corporate general and administrative expenses totaled $34.9 million for the nine months ended September 30, 2006 and $34.6 million for the nine months ended September 30, 2007. (See "Corporate General and Administrative Expenses" below for further discussion).

Sales and Field Operations. Consolidated sales increased $8.3 million from $172.5 million during the three months ended September 30, 2006 to $180.9 million during the three months ended September 30, 2007. Consolidated sales increased $9.9 million from $436.3 million during the nine months ended September 30, 2006 to $446.2 million during the nine months ended September 30, 2007.

Bluegreen Resorts

      During the three months ended September 30, 2006 and 2007, Bluegreen Resorts generated $130.3 million (76%) and $149.1 million (82%) of our total consolidated sales, respectively. During the nine months ended September 30, 2006 and 2007, Bluegreen Resorts generated $295.8 million (68%) and $341.5 million (77%) of our total consolidated sales, respectively.

      The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         -------------------   -------------------
                                           2006       2007       2006       2007
                                         --------   --------   --------   --------
Number of VOI sales transactions           12,246     12,327     31,365     32,639
Average sales price per transaction      $ 10,596   $ 11,445   $ 10,521   $ 11,170

      Bluegreen Resorts' sales increased $18.8 million or 14% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Higher Resorts sales were primarily attributable to an increase in sales to existing Bluegreen Vacation Club(R) owners, known as upgrade sales. Upgrade sales rose 40% during the third quarter of 2007 compared to the same period last year, and comprised 42% of Resorts sales for the third quarter of 2007 as compared to 34% of Resorts sales during the third quarter of 2006. We experienced a 6% increase in same-store sales, led by sales offices at the Smoky Mountain Preview Center in Sevierville, Tennessee. The Falls Village(TM) resort in Branson, Missouri, MountainLoft(TM) in Gatlinburg, Tennessee, and an offsite sales office in Las Vegas, Nevada. Higher sales were also attributable, to a lesser extent, to the opening of new sales offices at SeaGlass Tower(TM), located in Myrtle Beach, S.C., and at a new resort under development in Williamsburg, Va., as well as an 8% system-wide price increase that went into effect during March 2007. The overall increase in sales reflects an increase in the number of total prospects seen by Bluegreen Resorts from approximately 93,500 during the three months ended September 30, 2006 to approximately 98,300 during the three months ended September 30, 2007. Our sale-to-tour conversion ratio declined to 12% for the three months ended September 30, 2007, as compared to 13% for the same period in 2006. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) declined to 9% during the three months ended September 30, 2007, as compared to 10% in the same period of 2006.

      Bluegreen Resorts' sales increased $45.7 million or 15% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. Higher Resorts sales were primarily attributable to an increase in upgrade sales. Upgrade sales rose 35% during the nine months ended September 30, 2007 compared to the same period last year, and comprised 40% of Resorts sales for the nine months ended September 30, 2007 as compared to 33% of Resorts sales during the nine months ended September 30, 2006. We experienced an 8% increase in same-store sales, led by sales offices at the Bluegreen Wilderness Club(TM) at Big Cedar(R) in Ridgedale, Missouri, MountainLoft(TM) in Gatlinburg, Tennessee, the Smoky Mountain Preview Center in Sevierville, Tennessee, The Falls Village(TM) resort in Branson, Missouri, and an offsite sales office in Las Vegas, Nevada. Higher sales were also attributable, to a lesser extent, to the opening of the new sales offices and system-wide price increase, both described above. The overall increase in sales reflects an increase in the number of total prospects seen by Bluegreen Resorts from approximately 241,400 during the nine months ended September 30, 2006 to approximately 249,400 during the nine months ended September 30, 2007, coupled with a constant sale-to-tour conversion ratio (13% during both the nine months ended September 30, 2006 and 2007). Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 10% for both the nine months ended September 30, 2006 and 2007.

      Bluegreen Resorts' gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Bluegreen Resorts' gross margin more typically ranges between 74% and 80%. During the three and nine months ended September 30, 2007, gross margin of 80% and 78%, respectively, was negatively impacted compared to the 2006 period primarily by a higher proportion of sales of VOIs in 2007 of relatively higher costs resorts as compared to the same periods in 2006. Overall gross margins have decreased compared to previous periods reflecting the higher costs of acquiring and developing properties. Acquisition and development costs may continue to increase in future periods and, as a result, we may not be able to earn current of historical gross margins. In addition, upgrade sales typically yield a lower gross margin as we offer more favorable pricing for larger cumulative purchases.

      Other resort operations revenue decreased $1.0 million or 7% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Other resort operations revenue remained constant during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

      Cost of other resort operations increased $0.8 million or 8% during the three months ended September 30, 2007, as compared to the three months ended
September 30, 2006. Cost of other resort operations decreased $4.8 million or 14% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily reflects the transition of the mini-vacation package business, as well as an increase in rental proceeds, which are reflected as a reduction to cost of other resort operations.

      Selling and  marketing  expenses  for  Bluegreen  Resorts  increased  $5.3 million or 7% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. As a percentage of sales, selling and marketing expenses decreased from 55% during the three months ended September 30, 2006 to 52% during the three months ended September 30, 2007. Selling and marketing expenses for Bluegreen Resorts increased $18.9 million or 11% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. As a percentage of sales, selling and marketing expenses decreased from 61% during the nine months ended September 30, 2006 to 58% during the nine months ended September 30, 2007. The increase in selling and marketing expenses during 2007 as compared to the same periods in 2006 reflects the overall increase in sales, higher marketing expenses at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. As a percentage of sales, our selling and marketing costs decreased primarily as a result of the recognition of higher gains on sale (recorded as a component of revenue) in 2007 as compared to 2006, increased sales to owners, which generally carry lower marketing costs, as well as changes to our sales commission policy. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

      Field general and administrative expenses for Bluegreen Resorts increased $0.9 million or 14% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Field general and administrative expenses for Bluegreen Resorts increased $1.9 million or 9% during the nine months September 30, 2007, as compared to the nine months ended September 30, 2006. These increases reflect the increased cost of operating additional sales and support offices.

      As of December 31, 2006, Bluegreen Resorts had $614,000 of sales and $345,000 of field operating profit deferred under the percentage-of-completion method of accounting. There were no sales or field operating profit deferred under percentage-of-completion accounting as of September 30, 2007. Additionally, as of December 31, 2006, approximately $27.3 million and $15.3 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 as compared to $32.9 million and $18.5 million of sales and field operating profit, respectively, deferred as of September 30, 2007.

Bluegreen Communities

      During the three months ended September 30, 2006 and 2007, Bluegreen Communities generated $42.2 million (24%) and $31.7 million (18%) of our total consolidated sales, respectively. During the nine months ended September 30, 2006 and 2007, Bluegreen Communities generated $140.4 million (32%) and $104.6 million (23%) of our total consolidated sales, respectively.

      The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels.

                                             Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                            -------------------   -------------------
                                              2006       2007       2006       2007
                                            --------   --------   --------   --------
Number of homesites sold                         393        326      1,346      1,120
Average sales price per homesite            $ 84,282   $ 83,890   $ 82,626   $ 83,388

      Bluegreen Communities' sales decreased $10.5 million or 25% during the three months ended September 30, 2007 as compared to the same period in 2006. Sales decreased $35.8 million or 26% during the nine months ended September 30, 2007 as compared to the same period in 2006. Lower sales at Bluegreen Communities reflect the substantial sell-out of several communities that were in active sales during the third quarter of 2006 and the deferral of revenue recognition of $3.4 million of sales contracts in communities that have not yet received final platting approval, partially offset by the commencement of sales at three new Bluegreen Communities subsequent to the third quarter of 2006. In addition to the previously disclosed impact of reduced inventory levels, we believe that Bluegreen Communities' sales in certain regions are also being negatively impacted by a generally slower residential real estate market and,we are reviewing the sales and marketing of existing properties and the acquisition of new inventory at Bluegreen Communities. We anticipate that land purchases will only be consummated on a selective basis with a view towards aligning our Bluegreen Communities inventory with current and anticipated lower market demand.

      Before giving effect to the percentage-of-completion method of accounting and the legal rescission period, we entered into contracts to sell homesites totaling $24.8 million during the three months ended September 30, 2007, as compared to $42.2 million during the three months ended September 30, 2006; and $95.9 million and $128.5 million during the nine months ended September 30, 2007 and 2006, respectively. As of the three and nine months ended September 30, 2006 and 2007, sales were being made at the following properties:

                                         Properties Not Substantially Sold Out at September 30, 2007 (in 000's)
                                        ------------------------------------------------------------------------

                                            Sales for the three months            Sales for the nine months
                                                ended September 30,                   ended September 30,
                                        ----------------------------------    ----------------------------------
Project                                   2006        2007      Difference      2006        2007      Difference
-------------------------------------   --------    --------    ----------    --------    --------    ----------
Chapel Ridge ........................   $  5,640    $  4,290    $  (1,350)    $ 21,448    $ 14,783    $   (6,665)
Mystic Shores .......................     10,215       7,628       (2,587)      28,029      26,117        (1,912)
Havenwood at Hunter's Crossing ......      3,751       3,824           73        9,421      12,876         3,455
Lake Ridge at Joe Pool Lake .........      3,540         914       (2,626)      12,440       5,445        (6,995)
Vintage Oaks at the Vineyard ........         --       2,650        2,650           --      12,827        12,827
The Bridges at Preston Crossings ....      1,349       1,156         (193)       1,349       4,421         3,072
SugarTree on the Brazos .............        357         271          (86)       1,137       1,863           726
Saddle Creek Forest .................      1,964       1,301         (663)       5,965       4,423        (1,542)
King Oaks ...........................         --       1,581        1,581           --       4,757         4,757
Sanctuary River Club at St Andrews
   Sound ............................         --        (135)        (135)          --       2,431         2,431
                                        --------    --------    ----------    --------    --------    ----------
 Total ..............................   $ 26,816    $ 23,480    $  (3,336)    $ 79,789    $ 89,943    $   10,154
                                        ========    ========    ==========    ========    ========    ==========

                                           Properties Substantially Sold Out at September 30, 2007 (in 000's)
                                           ------------------------------------------------------------------

                                              Sales for the three months         Sales for the nine months
                                                 ended September 30,                ended September 30,
                                           -------------------------------    -------------------------------
Project                                      2006       2007    Difference      2006       2007    Difference
----------------------------------------   --------   -------   ----------    --------   -------   ----------
Sanctuary Cove at St. Andrews Sound ....   $    623   $    --   $     (623)   $  7,101   $    --   $   (7,101)
Fairway Crossings ......................         87       147           60         513       159         (354)
Mountain Springs Ranch .................      4,615        --       (4,615)     16,322        --      (16,322)
Big Country ............................         --        --           --       7,000        --       (7,000)
Tradition of Braselton .................      2,797        --       (2,797)      2,797        --       (2,797)
Catawba Falls Preserve .................      3,364        --       (3,364)      6,153        --       (6,153)
Brickshire .............................        295       783          488       2,075     2,161           86
Yellow Stone Creek Ranch ...............         90        --          (90)      1,265        --       (1,265)
The Settlement at Patriot Ranch ........      2,110       377       (1,733)      4,654     3,747         (907)
Miscellaneous ..........................         37       108           71         865        29         (836)
                                           --------   -------   ----------    --------   -------   ----------
   Total ...............................   $ 14,018   $ 1,415   $  (12,603)   $ 48,745   $ 6,096   $  (42,649)
                                           ========   =======   ==========    ========   =======   ==========

      Also contributing to lower sales in the nine months ended September 30, 2007 as compared to the same period of 2006 was the net recognition of approximately $13.5 million of revenue previously deferred as a result of the application of the percentage-of-completion method of accounting in 2006 as compared to $4.3 million in 2007. The decrease was partially off-set in the nine months ended September 30, 2007 by the recognition of approximately $8.4 million of sales made in 2006 that were deferred pending final platting. During the 3 months ended September 30, 2006 and 2007 we recognized $4.0 million and $6.4 million of net revenue under the percentage-of-completion method of accounting.

      Bluegreen Communities' gross margin decreased from 50% for the three months ended September 30, 2006 to 46% for the three months ended September 30, 2007. Bluegreen Communities' gross margin increased from 46% for the nine months ended September 30, 2006 to 48% for the nine months ended September 30, 2007. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 44% and 55% of sales and is expected to approximate these percentages for the foreseeable future. During the nine months ended September 30, 2006 our gross margin was negatively impacted by the bulk sale of Big Country, which had a relatively low margin.

      Selling and marketing expenses for Bluegreen Communities increased $0.5 million or 8% during the three months ended September 30, 2007, as compared to the same period in 2006. Selling and marketing expenses for Bluegreen Communities increased $0.2 million or 1% during the nine months ended September 30, 2007, as compared to the same period in 2006. As a percentage of sales, selling and marketing expenses for Bluegreen Communities was 24% and 16% during the three months ended September 30, 2007 and 2006, respectively, and 21% and 16% during the nine months ended September 30, 2007 and 2006, respectively. As a percentage of sales, the increase in selling an marketing expenses during the three months and nine months ended September 30, 2007, as compared to the same periods in 2006, was primarily as a result of the shift to internet-based marketing, for which costs are incurred prior to the periods when prospects generated are expected to tour our communities, as well as bulk sale transactions in 2006, which generally carry a lower commission expense than sales made on a retail basis.

      Bluegreen Communities' general and administrative expenses decreased $0.8 million or 25% for the three months ended September 30, 2007, as compared to the same period in 2006. General and administrative expenses remained constant for the nine months ended September 30, 2007, as compared to the same period in 2006.

      As of December 31, 2006, Bluegreen Communities had $18.6 million of sales and $7.7 million of field operating profit deferred under percentage-of-completion accounting. As of September 30, 2007, Bluegreen Communities had $14.3 million of sales and $6.3 million of field operating profit deferred under percentage-of-completion accounting.

      Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, resorts' acquisition and development, mortgage servicing, treasury and legal. Such expenses were $13.2 million and $10.4 million for the three months ended September 30, 2006 and 2007, respectively; and $34.9 million and $34.6 million for the nine months ended September 30, 2006 and 2007, respectively.

      Corporate general and administrative expenses decreased $2.8 million or 22% during the three months ended September 30, 2007 as compared to the same period in 2006. Corporate general and administrative expenses decreased $0.3 million or 1% during the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease in 2007 reflects higher fees earned by our mortgage servicing business coupled with the 2006 recognition of expenses totaling approximately $1.8 million associated with the adoption of our shareholders' rights plan and related litigation. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through our VOI receivables purchase facilities.

      For a discussion of field selling, general and administrative expenses, please see "Sales and Field Operations," above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $13.0 million and $12.3 million for the three months ended September 30, 2006 and 2007, respectively. Interest income totaled $30.7 million and $34.3 million during the nine months ended September 30, 2006 and 2007, respectively. The decrease in interest income during the three months ended September 30, 2007, as compared to the same period in 2006 was due primarily to the recognition of a $0.6 million charge for the permanent impairment of a portion of our retained interest in notes receivable sold in the 2002 Term Securitization transaction (primarily as a result of increased market discount rates), partially off-set by higher interest accretion on our retained interest in notes receivable sold and more interest income earned on VOI notes receivable as a result of higher average VOI notes receivable balances during 2007 as compared to the same period in 2006. The increase in interest income during the nine months ended September 30, 2007, as compared to the same period in 2006 was due primarily to higher interest accretion on our retained interest in notes receivable sold and more interest income earned on VOI notes receivable as a result of higher average VOI notes receivable balances during 2007 as compared to the same period in 2006, partially off-set by the impairment previously described.

Gain on Sales of Notes Receivable. During the three months ended September 30, 2006 and 2007, we sold $113.7 and $151.3 million, respectively, of VOI notes receivable that qualified for off-balance sheet sales treatment under SFAS No. 140 and recognized net gains on sales of notes receivable of $21.6 million and $19.9 million, respectively. As required under SFAS No. 152, approximately $18.1 million and $24.2 million of the gains were recorded as an increase to VOI sales for the three months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2006 and 2007, we sold $171.3 million and $202.5 million, respectively, of VOI notes receivable that qualified for off-balance sheet sales treatment under SFAS No. 140 and recognized net gains on sales of notes receivable of $31.3 million and $28.0 million, respectively. As required under SFAS No. 152, approximately $27.3 million and $32.4 million of the gains were recorded as an increase to VOI sales for the nine months ended September 30, 2006 and 2007, respectively. The decreases in net gains on sales of notes receivable in 2007 as compared to the same periods in 2006 reflect lower advance rates, higher discount rates, higher 2007 transaction costs and tighter excess interest spreads as a result of the difficult credit market at the time of the 2007 term securitization transaction.

The amount of notes receivable sold during a period depends on several factors, including the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant VOI receivables purchase facility (as described further below) and management's discretion. The generally accepted accounting principles governing our sale of receivable transactions are evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures. In 2006, we structured a VOI receivables purchase facility that is used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. No gains are recognized on the sales of receivables to this facility until the receivables are included in an appropriately structured term securitization transaction. We expect to continue this accounting treatment for similarly structured facilities for the foreseeable future. As a result, we expect that the volatility of our quarterly earnings will increase prospectively, but we do not anticipate that this will materially impact annual earnings, as long as the facilities and term securitizations continue to be available to us. However, as evidenced by the recent disruptions in the credit markets associated with the deterioration in the subprime lending markets, there is no assurance that we will continue to have access to the facilities and securitizations on favorable terms or at all.

Interest Expense. Interest expense was $6.5 million and $7.3 million during the three months ended September 30, 2006 and 2007, respectively. Interest expense was $13.4 million and $18.4 million during the nine months ended September 30, 2006 and 2007, respectively. The increase in interest expense during 2007 was primarily a result of higher average debt outstanding partially offset by an increase in the amount of interest capitalized in connection with current development activity as compared to 2006. Average debt outstanding during 2007 increased in part as a result of the issuance of $20.6 million of junior subordinated debentures since September 30, 2006 and increased borrowings on operating lines of credit during the third quarter of 2007 in order to increase our cash on hand.

Total interest expense capitalized to construction in progress was $2.4 million and $3.7 million for the three months ended September 30, 2006 and 2007, respectively. Total interest expense capitalized to construction in progress was $8.9 million and $11.0 million during the nine months ended September 30, 2006 and 2007, respectively.

Provision for Loan Losses. We recorded provisions for loan losses for our VOI notes receivable totaling $18.1 million and $19.5 million during the three months ended September 30, 2006 and 2007, respectively, and $44.0 million and $46.1 million during the nine months ended September 30, 2006 and 2007, respectively. The provision is based on our estimate of losses on originated VOI notes receivable, excluding any benefit for the value of future recoveries, and is reflected as a reduction of VOI sales. The provision for loan losses fluctuates between periods based on the amount of financed VOI sales as well as the timing of the recognition of revenue on the sales transactions that created such receivables.

We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral (communities notes receivable, only), present and expected economic conditions, as well as other factors. Effective January 1, 2006, we changed our accounting for loan losses on our VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historic uncollectibles for similar VOI notes receivable. The average annual default rates and delinquency rates (31 or more days past due) on Bluegreen Resorts' and Bluegreen Communities' receivables owned or serviced by us were as follows:

                                                    For the Twelve
         Average Annual Default Rates         Months Ended September 30,
      ---------------------------------     -----------------------------

                   Division                    2006             2007
        -------------------------------        ----             ----
        Bluegreen Resorts .............        8.0%             7.0%
        Bluegreen Communities .........        5.0% (1)         4.4%

                                                               As of
                                               As of         September
        Delinquency Rates                    December 31,       30,
      ---------------------------------     -----------------------------

                   Division                     2006            2007
        ------------------------------          ----            ----
        Bluegreen Resorts .............         4.0%            4.0%
        Bluegreen Communities .........         7.8%            7.4%

(1) Excludes December 2005 default of a $1.3 million note receivable not made in the ordinary course of business.

      Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained ownership of the VOI notes receivable, the VOI is reacquired and resold in the normal course of business.

The allowance for loan losses by division as of December 31, 2006 and September 30, 2007 was as follows (in thousands):

                                        Bluegreen     Bluegreen
                                         Resorts     Communities     Other      Total
                                        ---------    -----------    ------    ---------
December 31, 2006:
Notes receivable....................    $ 150,649      $ 6,915      $  186    $ 157,750
Allowance for loan losses...........      (13,140)        (173)       (186)     (13,499)
                                        ---------      -------      ------    ---------
Notes receivable, net...............    $ 137,509      $ 6,742      $   --    $ 144,251
                                        =========      =======      ======    =========
Allowance as a % of gross notes
  receivable.........................           9%           3%        100%           9%
                                        =========      =======      ======    =========

September 30, 2007:
Notes receivable....................    $ 168,943      $ 5,630      $   --    $ 174,573
Allowance for loan losses...........      (14,616)        (175)         --      (14,791)
                                        ---------      -------      ------    ---------
Notes receivable, net...............    $ 154,327      $ 5,455      $   --    $ 159,782
                                        =========      =======      ======    ---------
Allowance as a % of gross notes
  receivable.........................           9%           3%          0%           8%
                                        =========      =======      ======    =========

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the "Subsidiary"), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $2.2 million and $2.0 million during the three months ended September 30, 2006 and 2007, respectively. Minority interest in income of consolidated subsidiary was $4.9 million and $5.3 million during the nine months ended September 30, 2006 and 2007, respectively, before the cumulative effect of change in accounting principle.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2007 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts among the various states in which we operate. Additionally, in March of 2007, we received notice from the IRS that our 2004 and 2005 federal income tax return had been selected for examination; on October 12, 2007, we received an examination report (the "2004 & 2005 Examination Report") from the IRS for the 2004 & 2005 tax periods asserting, in the aggregate, approximately $35,000 of additional tax due, plus accrued interest. Also, as discussed in Note 7 to our condensed consolidated financial statements, in July 2007 the State of Michigan enacted a tax change effective January 1, 2008. Based on our current operations, we do not expect that this change will materially impact our effective tax rate.

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

Summary. Based on the factors discussed above, our net income was $21.9 and $14.0 million during the three months ended September 30, 2006 and 2007, respectively. Net income for the nine months ended September 30, 2006 and 2007 was $28.0 and $23.4 million, respectively.

Changes in Financial Condition

      The following table summarizes our cash flows for the nine months ended September 30, 2006 and 2007 (in thousands):

                                                              For the Nine Months Ended
                                                            -----------------------------
                                                            September 30,   September 30,
                                                                2006            2007
                                                            -------------   -------------
                                                              (restated)
Cash flows (used) provided by in operating activities...      $  (9,109)       $  5,028
Cash flows provided by investing activities.............            539           6,844
Cash flows (used) provided by financing activities......        (12,414)         55,981
                                                              ----------       --------
Net (decrease) increase in cash and cash equivalents....      $ (20,984)       $ 67,853
                                                              ==========       ========

Cash Flows From Operating Activities. Cash flows from operating activities increased $14.1 million or 155% during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase in cash flows from operating activities during 2007 compared to 2006 was primarily the result of the receipt of more proceeds from the off-balance sheet sale of notes receivable, partially off-set by higher resort development spending.

Cash Flows From Investing Activities. Cash flows from investing activities increased $6.3 million or 1,170% from $0.5 million during the nine months ended September 30, 2006 to $6.8 million during the nine months ended September 30, 2007. This increase reflects more cash received in 2007 from our retained interests in notes receivable sold compared to 2006 coupled with lower 2007 spending on capital assets.

Cash Flows From Financing Activities. Cash flows from financing activities increased $68.4 million or 551% from a cash outflow of $12.4 million during the nine months ended September 30, 2006 to a cash inflow of $56.0 million during the nine months ended September 30, 2007. This increase was primarily related to higher 2007 borrowings on our lines-of-credit as well as higher net borrowings against collateralized notes receivable as compared to the same period of 2006. These increases were partially offset by lower 2007 proceeds from the issuance of junior subordinated debentures, as compared to the same period in 2006.

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

      Our level of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally;
(ii) our leveraged position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

      Subject to the continued availability of financing and liquidity, we currently intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we have focused Bluegreen Communities' activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest.

      The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of September 30, 2007. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2007. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Purchase Facilities - Off-Balance Sheet Arrangements

      Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the nine months ended September 30, 2007, approximated 58% of sales. Accordingly, having facilities available for the hypothecation or sale of these VOI receivables is a critical factor to our ability to meet our short and long-term cash needs.

      The 2006 GE Purchase Facility. In March 2006, we executed agreements for a VOI receivables purchase facility (the "2006-A GE Purchase Facility") with General Electric Capital Corporation ("GE"). The 2006-A GE Purchase Facility utilizes an owner's trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary ("BRFC XI"), and BRFC XI sells the receivables to an owner's trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. The 2006-A GE Purchase Facility allows for sales of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. We did not enter into any guarantees in connection with the 2006-A GE Purchase Facility. The 2006-A GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the 2006-A GE Purchase Facility are subject to certain conditions precedent. Under the GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified over collateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006-A GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. Subject to the terms of the agreements, we act as servicer under the 2006-A GE Purchase Facility for a fee.

      The 2006-A GE Purchase Facility includes various conditions to purchase, covenants, trigger events and other provisions customary for a transaction of this type. GE's obligation to purchase receivables under the 2006-A GE Purchase Facility may terminate prior to March 2008 upon the occurrence of certain specified events set forth in the 2006-A GE Purchase Facility agreements. These specified events, some of which are subject to materiality qualifiers and cure periods, include, without limitation, (i) the aggregate amount of all advances under the 2006 GE Purchase Facility equaling to $125.0 million; (ii) our breach of the representations or warranties in the 2006 GE Purchase Facility; (iii) our failure to perform our covenants in the 2006-A GE Purchase Facility; (iv) our commencement of bankruptcy or similar proceedings; (v) the amount of any advance under the 2006-A GE Purchase Facility failing to meet a specified overcollateralization amount; (vi) significant delinquencies or defaults on the receivables sold, pursuant to the facility; (vii) recovery rates falling below a pre-determined amount; (viii) a default or breach under any other agreement beyond the applicable grace period if such default or breach (a) involves the failure to make a payment in excess of 5% of our Tangible Net Worth (as defined in the 2006 GE Purchase Facility agreements to include our subordinated debentures) or (b) causes, or permits the holder of indebtedness to cause, an amount in excess of 5% of our Tangible Net Worth to become due; (ix) our Tangible Net Worth at the end of any calendar quarter not equaling at least $303.3 million plus 50% of net income following December 31, 2005; (x) the ratio of our debt (excluding our subordinated debentures and receivable-backed debt of no more than $600 million) to Tangible Net Worth exceeding 2.50 to 1; (xi) the ratio of our consolidated earnings before interest, taxes, depreciation and amortization to our interest expense (net of interest income) falling below 2.00 to 1; (xii) the number of points available in the Bluegreen Vacation Club falling below approximately 930.7 million points;
(xiii) our ceasing to conduct the VOI business or to originate VOI receivables or if certain changes in our ownership or control occur; (xiv) the failure of certain of our resorts to be part of the Bluegreen Vacation Club or be managed by us, one of our subsidiaries or another entity acceptable to GE; (xv) operating budgets and reserve accounts maintained by the property owners' associations responsible for maintaining certain of our resorts failing to comply with applicable laws and governing documents; (xvi) our failure to discharge, stay or bond pending appeal any final judgments for the payment of an amount in excess of 2.5% of our Tangible Net Worth in a timely manner; (xvii) our default under or breach of certain resort management or marketing contracts; or (xviii) our failure to perform our servicing obligations, otherwise have our servicing rights terminated or if we do not exercise the Servicer Purchase Option pursuant to the terms of the 2006-A GE Purchase Facility.

      During the nine months ended September 30, 2007, we sold $51.2 million in VOI receivables under the 2006-A GE Purchase Facility for an aggregate purchase price of $46.0 million. As of September 30, 2007, the remaining availability under the 2006-A GE Purchase Facility was $14.2 million in cumulative purchase price, subject to eligibility requirements and fulfillment of conditions precedent.

      The 2006-A GE Purchase Facility discussed above, the 2006 BB&T Purchase Facility, the GMAC Receivables Facility, the GE Bluegreen/Big Cedar Facility discussed below under "Credit Facilities for Bluegreen Resorts' Receivables and Inventories", and our remaining availability under the 2007-A Pre-funding are the only ongoing receivables facilities under which we currently have the ability to monetize our VOI notes receivable. Factors which could adversely impact our ability to obtain new or additional VOI receivable purchase facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with VOI companies; a deterioration in the performance of our VOI notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurances that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell VOI receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

      We have historically chosen to monetize our receivables through facilities such as the 2006 GE Purchase Facility and through periodic term securitization transactions, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have typically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. There is no assurance that these arrangements will be available in the future.

      Historically, we have also been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

      The following is a summary of significant financial information related to the 2006 GE Purchase Facility and prior off-balance sheet, receivables purchase facilities during the periods presented (in thousands):

                                                   December 31,   September 30,
                                                      2006           2007
                                                  -------------   -------------
On Balance Sheet:
Retained interests in notes receivable sold ...     $ 130,623       $ 141,713

Off Balance Sheet:
Notes receivable sold without recourse ........       540,536         624,954
Principal balance owed to note holders ........       503,854         578,930

                                                       Three Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      2006           2007
                                                  -------------   -------------
Income Statement:
Gain on sales of notes receivable (1) .........     $  21,594       $  19,851
Interest accretion on retained interests in
   notes receivable sold ......................         5,372           3,917
Servicing fee income ..........................         1,588           1,922

                                                       Nine Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      2006           2007
                                                  -------------   -------------
Income Statement:
Gain on sales of notes receivable (1) .........     $  31,301       $  28,042

Interest accretion on retained interests in
   notes receivable sold ......................        10,520          11,803
Servicing fee income ..........................         4,910           6,139

   (1)   Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

      We recorded net gains on the sale of notes receivable of $21.6 million and $31.3 million for the three and nine months ended September 30, 2006, respectively. We recorded net gains on the sale of notes receivable of $19.9 million and $28.0 million for the three and nine months ended September 30, 2007, respectively.

      In accordance with SFAS No. 152, a portion of the gains in the sale of our VOI notes receivable is related to the previously established allowance on the notes receivable and was recorded as a component of sales. Approximately

$18.1 million and $27.3 million of the gains were recorded as an increase to VOI sales for the three and nine months ended September 30, 2006, respectively. Approximately $24.2 million and $32.4 million of the gain were recorded as an increase to VOI sales for the three and nine months ended September 30, 2007.

      The remaining $3.5 million and $4.0 million were recorded as sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2006, respectively. The remaining loss of $4.4 million was recorded as sales of notes receivable on the accompanying statements of income for the three and nine months ended September 30, 2007, respectively.

Credit Facilities for Bluegreen's Receivables and Inventories

      In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of September 30, 2007 (see further discussion below):

                   Outstanding
                    Borrowings
                      as of        Availability as      Advance Period
                    September       of September          Expiration;           Borrowing       Borrowing      Current
Credit Facility     30, 2007           30, 2007       Borrowing Maturity          Limit            Rate         Rate
----------------------------------------------------------------------------------------------------------------------
The GMAC          $ 12.4 million   $  62.6 million   February 15, 2008;      $  75.0 million   30-day LIBOR     9.13%
Receivables                                          February 15, 2015                         + 4.00%
Facility

The GMAC          $ 96.7 million   $  53.3 million   February 15, 2008(1);   $ 150.0 million   30-day LIBOR     9.63%
AD&C Facility                                        August 15, 2013                           + 4.50%

2006 BB&T         $           --   $ 137.5 million   May 25, 2008;           $ 137.5 million   30-day LIBOR     6.38%
Purchase                                             March 5, 2019                             + 1.25%
Facility

The GMAC          $ 53.4 million   $  21.6 million   Expired (1);            $  75.0 million   Prime + 1.00%    8.75%
Communities                                          September 30, 2009
Facility

The GE            $ 21.1 million   $  23.9 million   April 16, 2009;         $  45.0 million   30-day LIBOR     6.88%
Bluegreen/Big                                        April 16, 2016                            + 1.75%
Cedar Facility

      (1) Reflects last date that additional projects can be added to the facility. Borrowings on the specific projects added to the facility prior to this date can be made after this date subject to the terms and conditions of each individual project commitment.

Credit Facilities for Bluegreen Resorts' Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the "GMAC Receivables Facility") with Residential Funding Corporation ("RFC"), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the nine months ended September 30, 2007, we did not pledge any VOI receivables under the GMAC Receivables Facility.

The GMAC AD&C Facility. In February 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the "GMAC AD&C Facility"). The period during which individual projects can be added to the GMAC AD&C Facility, as amended, expires on February 15, 2008, but borrowings on approved projects can be made and outstanding borrowings mature, subject to the terms and conditions of individual project commitments but in no event, later than August 15, 2013. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the nine months ended September 30, 2007, we borrowed $62.4 million  under  the  GMAC  AD&C  Facility  in the  aggregate  on  our  Fountains
(Orlando), and Las Vegas resorts as well as the acquisition of a 27.5 acre property located on Table Rock Lake located in Ridgedale, Missouri.

The 2006 BB&T Purchase Facility. In June 2006, we executed agreements for a VOI receivables purchase facility (the "2006 BB&T Purchase Facility") with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2006 BB&T Purchase Facility utilizes an owner's trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary ("BTFC I"), and BTFC I subsequently transfers the receivables to an owner's trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the "Specified Return") and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2006 BB&T purchase facilities for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008.

During the nine months ended September 30, 2007, we transferred $122.9 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $104.4 million in cash proceeds. In connection with the 2007-A Term Securitization all amounts outstanding on the 2006 BB&T Purchase Facility were repaid. As of September 30, 2007, there were no amounts due on this facility and the remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $137.5 million.

2007-A Term Securitization. In September 2007, we completed a private offering and sale of $177.0 million of timeshare loan-backed securities (the "2007-A Term Securitization"). Approximately $200.0 million in aggregate principal of timeshare loans were securitized and sold in this transaction, including: (1) $115.5 million in aggregate principal of timeshare loans that were previously transferred under the 2006 BB&T Purchase Facility; and (2) $35.8 million of timeshare loans owned by the Company immediately prior to the 2007-A Term Securitization. An additional $48.7 million in aggregate principal of the Company's qualifying timeshare loans can be sold by us through December 28, 2007 (the "Pre-funded Receivables"), the purchase price for which was deposited into an escrow account. On October 24, 2007, we sold $34.3 million in 2007 Pre-funded Receivables and the $30.4 million purchase price was disbursed to us from the escrow account. Following the sale we had $12.7 million in proceeds remaining in the escrow account related to Pre-funded Receivables.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility (the "GE Bluegreen/Big Cedar Receivables Facility") with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE's interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR plus 1.75%. We act as servicer under this facility for a fee. In April 2007, the Bluegreen/Big Cedar Joint

Venture pledged $26.8 million in aggregate principal balance of notes receivable under the facility and received $25.7 million in cash proceeds, net of issuance costs.

The Foothill Facility. We are currently seeking to renew and expand a $30.0 million revolving credit facility with Wells Fargo Foothill, Inc. ("Foothill") primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we could also borrow up to $10.0 million of the facility collateralized by the pledge of VOI receivables. For further details on this facility, see "Credit Facilities for Bluegreen Communities' Receivables and Inventories" below. There is no assurance that the facility will be renewed or expanded.

Credit Facilities for Bluegreen Communities' Receivables and Inventories

The Foothill Facility. We are currently seeking to renew and expand a $30.0 million revolving credit facility with Foothill secured by the pledge of Bluegreen Communities' receivables, with up to $10.0 million of the total facility available for Bluegreen Communities' inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts' receivables (the "Foothill Facility"). The Foothill Facility requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (9.0% at September 30, 2007). Interest payments are due monthly. Subject to a minimum monthly interest charge of $15,000, the interest rate charged on outstanding receivable borrowings under the Foothill Facility, as amended, is the prime lending rate plus 0.25% (8.00% at September 30, 2007) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (8.25% at September 30, 2007). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. There can be no assurances that we will renew or expand the Foothill Facility on favorable terms, if at all.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the "GMAC Communities Facility") for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC
Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the "Secured Projects"): Brickshire (New Kent County, Virginia); Mountain Lakes Ranch (Bluffdale, Texas); Ridge Lake
Shores (Magnolia, Texas); Riverwood Forest (Fulshear, Texas); Waterstone (Boerne, Texas); Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Yellowstone Creek Ranch (Walsenburg, Colorado); Havenwood at Hunter's Crossing (New Braunfels, Texas); The Bridges at Preston Crossing (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of the project approval period, subject to the terms and conditions of the individual borrowing commitments but in no event later than September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities
Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the nine months ended September 30, 2007 we borrowed $45.1 million under the GMAC Communities Facility. In October 2007, we repaid approximately $3.5 million under this facility, and in November we borrowed $23.4 million under this facility to fund development.

      Over the past several years, substantially all of our homesite sales have been for cash and we have not provided a significant amount of financing to homesite purchasers. Accordingly, in recent years we have reduced the borrowing capacity under credit agreements secured by Bluegreen Communities' receivables. We attribute the significant volume of cash sales to an increased willingness on the part of banks to extend direct customer homesite financing at attractive interest rates. No assurances can be given that local banks will continue to provide such customer financing. If local banks were to cease providing such financing to our customers, we would have to expand our existing financing programs for Bluegreen Communities' consumers.

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

Trust Preferred Securities

      We have formed statutory business trusts (collectively, the "Trusts") and each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FIN No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust's common securities are nearly identical to each trust's respective preferred securities.

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

      We had the following junior subordinated debentures outstanding at September 30, 2007 (dollars in thousands):

                             Outstanding
                              Amount of     Initial                Fixed                      Beginning
                               Junior        Equity               Interest      Variable      Optional
                            Subordinated    In Trust    Issue       Rate     Interest Rate   Redemption   Maturity
            Trust            Debentures       (3)        Date       (1)           (2)           Date        Date
-------------------------------------------------------------------------------------------------------------------
Bluegreen Statutory Trust                                                       3-month
I........................    $  23,196      $   696    3/15/05     9.160%        LIBOR         3/30/10     3/30/35
                                                                               + 4.90%
Bluegreen Statutory Trust                                                      3-month
II.......................       25,774          774    5/04/05     9.158%        LIBOR         7/30/10     7/30/35
                                                                               + 4.85%
Bluegreen Statutory Trust                                                      3-month
III......................       10,310          310    5/10/05     9.193%        LIBOR         7/30/10     7/30/35
                                                                               + 4.85%
Bluegreen Statutory Trust                                                      3-month
IV ......................       15,464          464    4/24/06    10.130%        LIBOR         6/30/11     6/30/36
                                                                               + 4.85%
Bluegreen Statutory Trust                                                      3-month
V........................       15,464          464    7/21/06    10.280%        LIBOR         9/30/11     9/30/36
                                                                               + 4.85%
Bluegreen Statutory Trust                                                      3-month
VI.......................       20,619          619    2/26/07     9.842%        LIBOR         4/30/12     4/30/37
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

Unsecured Credit Facility

      In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. We can only borrow an amount under the line-of-credit which is less than the remaining availability under our current, active VOI receivables purchase facilities plus availability under certain receivables warehouse facilities, less any outstanding letters of credit. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of September 30, 2007, no borrowings were outstanding under the line. However, an aggregate of $601,000 of irrevocable letters of credit were provided under this line-of-credit. This line-of-credit is an available source of short-term liquidity for us.

Commitments

      Our material commitments as of September 30, 2007 include the required payments due on our receivable-backed debt, lines-of-credit and other notes and debentures payable, commitments to complete our vacation ownership and communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

      The following tables summarize the contractual minimum principal payments and interest obligations required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases as of September 30, 2007, by period due (in thousands):

                                                            Payments Due by Period
                                          ---------------------------------------------------------
         Contractual Obligations           Less than     1 -- 3     4 -- 5     After 5
          and Outstanding Debt              1 year       Years       Years      Years       Total
----------------------------------        ----------   ---------   --------   ---------   ---------
Receivable-backed notes payable           $       15   $   2,924   $     --   $  33,533   $  36,472
Lines-of-credit and notes payable             29,308     138,547      3,619       3,343     174,817
10.50% senior secured notes payable           55,000          --         --          --      55,000
Junior subordinated debentures                    --          --         --     110,827     110,827
Noncancelable operating leases                 9,844      14,568      7,477         401      32,290
                                          ----------   ---------   --------   ---------   ---------
Total contractual obligations             $   94,167   $ 156,039   $ 11,096   $ 148,104   $ 409,406
                                          ==========   =========   ========   =========   =========

                                                            Payments Due by Period
                                          ---------------------------------------------------------
                                           Less than     1 -- 3     4 -- 5     After 5
        Interest Obligations (1)            1 year       Years       Years      Years       Total
----------------------------------        ----------   ---------   --------   ---------   ---------
Receivable-backed notes payable           $    2,836   $   5,119   $  5,173   $   6,340   $  19,468
Lines-of-credit and notes payable             13,745      11,353        514       4,378      29,990
10.50% senior secured notes payable            5,776          --         --          --       5,776
Junior subordinated debentures                10,618      21,236     21,236     266,671     319,761
                                          ----------   ---------   --------   ---------   ---------
Total contractual obligations             $   32,975   $  37,708   $ 26,923   $ 277,389   $ 374,995
                                          ==========   =========   ========   =========   =========

(1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at September 30, 2007.

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

      As noted above, we have $601,000 in letters-of-credit outstanding at September 30, 2007, all of which were issued under the unsecured line-of-credit with Wachovia Bank, N.A.

      We estimate that the cash required to complete resort buildings in, resort amenities and other common costs in projects in which sales have occurred to be approximately $22.3 million as of September 30, 2007. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred to be approximately $64.0 million as of September 30, 2007. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

      We believe that our existing cash, anticipated cash generated from operations, anticipated new permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities, and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management deems prudent. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced on favorable terms or at all or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including, our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in our reports that we file under the Exchange Act of 1934 is recorded, processed, summarized and reported with the true periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Bluegreen Southwest One, L.P., ("Southwest"), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs' claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and related to certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of Plaintiff's prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled, that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs' motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court's ruling but can't predict the ultimate resolution of the litigation. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association. As of September 30, 2007, Bluegreen has a reserve of $1.3 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67TH Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued against us in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported "Class Action Complaint" on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.'s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorney's fees and treble damages of unspecified amounts. In February of 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after

LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. On March 16, 2007, the Court denied a motion filed by Leisure Path and Bluegreen Corporation to dismiss the Doxeys as parties to the lawsuit. . Vacation Station, LLC and its owner have each filed for bankruptcy protection. As of September 30, 2007, we have accrued $175,000 in connection with this matter. Additional claims may be pursued against us in the future in connection with this matter, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We did not repurchase any of our equity securities  registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Our Board of Directors previously adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2007, 694,500 shares remained available for purchase under our current repurchase program.

Item 6.  Exhibits.

         Exhibits:

         4.18 Second Amendment to Stipulation and Order, dated as of October 15, 2007, by and between Bluegreen Corporation and its directors and David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, Inc. (incorporated herein by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2007).

         4.19 Third Amendment to Rights Agreement, dated as of October 15, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2007).

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         10.184 BXG Receivables Note Trust 2007-A, Standard Definitions, dated as of September 15, 2007.

         10.185 Indenture between BXG Receivables Note Trust 2007-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2007.

         10.186 Sale Agreement by and among BRF Corporation 2007-A, as the Depositor and BXG Receivables Note Trust 2007-A as the Issuer dated September 15, 2007.

         10.187 Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRF Corporation 2007-A as the Depositor, dated September 15, 2007.

         10.188 Purchase and Contribution Agreement by and among Bluegreen Corporation and BRF Corporation 2007-A, dated September 15, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BLUEGREEN CORPORATION
                                  (Registrant)

Date: November 9, 2007   By: /S/ JOHN M. MALONEY, JR.
                             ---------------------------------------------------
                                 John M. Maloney, Jr.,
                                 President and Chief Executive Officer

Date: November 9, 2007   By: /S/ ANTHONY M. PULEO
                             ---------------------------------------------------
                                 Anthony M. Puleo,
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

Date: November 9, 2007   By: /S/ RAYMOND S. LOPEZ
                             ---------------------------------------------------
                                  Raymond S. Lopez,
                                  Vice President and Chief Accounting Officer
                                  (Principal Accounting Officer)